Form 10-Q
period 2014-03-31
HORTON D R INC /DE/
filed 2014-04-24
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Common stock, $.01 par value – 325,270,612 shares as of April 21, 2014

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$930.8	$913.3
Restricted cash	79.8	77.8
Inventories:
Construction in progress and finished homes	2,864.2	2,498.0
Residential land and lots — developed and under development	3,451.9	3,227.3
Land held for development	467.5	472.1
	6,783.6	6,197.4
Deferred income taxes, net of valuation allowance of $31.3 million and $31.0 million at March 31, 2014 and September 30, 2013, respectively	569.8	586.6
Property and equipment, net	123.3	106.7
Other assets	427.8	460.5
Goodwill	41.2	38.9
	8,956.3	8,381.2
Financial Services:
Cash and cash equivalents	20.6	23.2
Mortgage loans held for sale	342.5	395.1
Other assets	53.4	56.9
	416.5	475.2
Total assets	$9,372.8	$8,856.4
LIABILITIES
Homebuilding:
Accounts payable	$298.9	$346.4
Accrued expenses and other liabilities	822.6	886.0
Notes payable	3,638.3	3,270.4
	4,759.8	4,502.8
Financial Services:
Accounts payable and other liabilities	39.6	53.6
Mortgage repurchase facility	223.8	238.6
	263.4	292.2
Total liabilities	5,023.2	4,795.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 332,259,780 shares issued and 325,059,709 shares outstanding at March 31, 2014 and 330,143,689 shares issued and 322,943,618 shares outstanding at September 30, 2013	3.3	3.3
Additional paid-in capital	2,087.5	2,042.0
Retained earnings	2,387.6	2,145.6
Treasury stock, 7,200,071 shares at March 31, 2014 and September 30, 2013, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.2	1.9
Total stockholders’ equity	4,346.3	4,058.5
Noncontrolling interests	3.3	2.9
Total equity	4,349.6	4,061.4
Total liabilities and equity	$9,372.8	$8,856.4
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$1,680.0	$1,368.7	$3,310.8	$2,592.0
Land/lot sales and other	16.6	21.7	21.5	31.5
	1,696.6	1,390.4	3,332.3	2,623.5
Cost of sales:
Home sales	1,302.8	1,089.9	2,569.5	2,082.7
Land/lot sales and other	12.6	17.5	16.9	25.6
Inventory and land option charges	4.4	1.8	7.1	3.2
	1,319.8	1,109.2	2,593.5	2,111.5
Gross profit:
Home sales	377.2	278.8	741.3	509.3
Land/lot sales and other	4.0	4.2	4.6	5.9
Inventory and land option charges	(4.4)	(1.8)	(7.1)	(3.2)
	376.8	281.2	738.8	512.0
Selling, general and administrative expense	187.9	155.1	371.3	295.8
Interest expense	—	1.9	—	5.1
Other (income)	(2.8)	(3.2)	(6.1)	(6.5)
Homebuilding pre-tax income	191.7	127.4	373.6	217.6
Financial Services:
Revenues, net of recourse and reinsurance expense	38.4	41.2	73.3	83.0
General and administrative expense	30.2	28.0	60.0	53.6
Interest and other (income)	(2.0)	(1.5)	(4.7)	(3.0)
Financial services pre-tax income	10.2	14.7	18.0	32.4
Income before income taxes	201.9	142.1	391.6	250.0
Income tax expense	70.9	31.1	137.5	72.7
Net income	$131.0	$111.0	$254.1	$177.3
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	—	—	(0.2)
Unrealized gain related to debt securities collateralized by residential real estate	0.3	—	0.3	—
Comprehensive income	$131.3	$111.0	$254.4	$177.1
Basic net income per common share	$0.40	$0.35	$0.79	$0.55
Net income per common share assuming dilution	$0.38	$0.32	$0.73	$0.52
Cash dividends declared per common share	$0.0375	$—	$0.0375	$0.1875

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$254.1	$177.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.7	10.1
Amortization of discounts and fees	20.8	19.9
Stock based compensation expense	10.8	7.6
Excess income tax benefit from employee stock awards	(1.9)	—
Deferred income taxes	16.7	38.7
Gain on sale of marketable securities	—	(0.2)
Inventory and land option charges	7.1	3.2
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(336.4)	(433.5)
Increase in residential land and lots – developed, under development, and held for development	(226.8)	(717.1)
Decrease in other assets	39.1	25.8
Decrease in income taxes receivable	—	14.4
Decrease (increase) in mortgage loans held for sale	52.6	(49.0)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(119.7)	62.5
Net cash used in operating activities	(266.9)	(840.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(32.8)	(25.3)
Purchases of marketable securities	—	(28.9)
Proceeds from the sale or maturity of marketable securities	—	325.4
Increase in restricted cash	(2.0)	(5.2)
Net principal increase of other mortgage loans and real estate owned	(1.7)	—
Purchases of debt securities collateralized by residential real estate	—	(18.6)
Payments related to acquisition of a business	(34.5)	(9.4)
Net cash (used in) provided by investing activities	(71.0)	238.0
FINANCING ACTIVITIES
Proceeds from notes payable	497.0	918.0
Repayment of notes payable	(163.6)	(170.4)
Proceeds from stock associated with certain employee benefit plans	29.6	17.7
Excess income tax benefit from employee stock awards	1.9	—
Cash dividends paid	(12.1)	(60.2)
Net cash provided by financing activities	352.8	705.1
INCREASE IN CASH AND CASH EQUIVALENTS	14.9	102.8
Cash and cash equivalents at beginning of period	936.5	1,047.7
Cash and cash equivalents at end of period	$951.4	$1,150.5
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$11.4
Stock issued under employee incentive plans	$5.5	$3.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

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

Reclassifications

See Note N for a discussion of the revisions to the condensed consolidating statements of cash flows.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or subsequent periods.

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at March 31, 2014 and September 30, 2013 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At March 31, 2014 and September 30, 2013, the amount of option deposits related to these contracts totaled $38.7 million and $36.9 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. This guidance helps determine when a creditor should derecognize a loan receivable and recognize real estate property. The guidance is effective for the Company beginning October 1, 2015 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
March 31, 2014

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Revenues
Homebuilding revenues:
East	$203.2	$153.8	$393.3	$291.1
Midwest	99.9	92.8	205.7	182.2
Southeast	471.3	333.2	918.7	624.7
South Central	430.4	364.0	851.5	674.6
Southwest	63.1	79.0	133.8	154.9
West	428.7	367.6	829.3	696.0
Homebuilding revenues	1,696.6	1,390.4	3,332.3	2,623.5
Financial services revenues	38.4	41.2	73.3	83.0
Total revenues	$1,735.0	$1,431.6	$3,405.6	$2,706.5
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$14.2	$8.5	$25.7	$15.5
Midwest	9.1	9.9	19.1	7.9
Southeast	52.2	28.3	103.7	47.7
South Central	46.6	32.4	89.0	57.6
Southwest	5.5	7.1	11.5	16.9
West	64.1	41.2	124.6	72.0
Homebuilding pre-tax income	191.7	127.4	373.6	217.6
Financial services pre-tax income	10.2	14.7	18.0	32.4
Income before income taxes	$201.9	$142.1	$391.6	$250.0
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

	March 31, 2014	September 30, 2013
	(In millions)
Homebuilding Inventories (1)
East	$763.3	$742.9
Midwest	447.8	412.2
Southeast	1,643.1	1,508.5
South Central	1,527.8	1,443.6
Southwest	269.9	262.4
West	1,920.3	1,668.2
Corporate and unallocated (2)	211.4	159.6
Total homebuilding inventory	$6,783.6	$6,197.4
____________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE C – INVENTORY

At March 31, 2014, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities with a combined carrying value of $173.4 million and recorded impairment charges of $2.3 million to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairment charges, $2.1 million related to the Southeast region and $0.2 million related to the West region. During the six months ended March 31, 2014, impairment charges totaled $2.3 million. There were no impairment charges recorded in the comparable periods of 2013.

During the three months ended March 31, 2014 and 2013, the Company wrote off $2.1 million and $1.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. During the six months ended March 31, 2014 and 2013, the Company wrote off $4.8 million and $3.2 million, respectively, of these deposits and costs.

At March 31, 2014 and September 30, 2013, the Company had $23.4 million and $34.0 million, respectively, of inventories that met the criteria of land held for sale, which is primarily included in land held for development and residential land and lots developed and under development in the consolidated balance sheets.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	March 31, 2014	September 30, 2013
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2018	$—	$—
6.125% senior notes due 2014, net	—	145.8
2% convertible senior notes due 2014, net	495.6	478.7
5.625% senior notes due 2014, net	137.9	137.8
5.25% senior notes due 2015, net	157.6	157.5
5.625% senior notes due 2016, net	169.8	169.7
6.5% senior notes due 2016, net	372.5	372.5
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
3.75% senior notes due 2019	500.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured	4.9	8.4
	$3,638.3	$3,270.4
Financial Services:
Mortgage repurchase facility, maturing 2015	$223.8	$238.6

Homebuilding:

The Company has a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At March 31, 2014, there were no borrowings outstanding and $70.5 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2014, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2014, the Company repaid the remaining $145.9 million principal amount of its 6.125% senior notes which were due on that date. In February 2014, the Company issued $500 million principal amount of 3.75% senior notes due March 1, 2019, with interest payable semi-annually. The notes represent unsecured obligations of the Company. The annual effective interest rate of the senior notes after giving effect to the amortization of financing costs is 3.9%.

The Company's 2% convertible senior notes become due on May 15, 2014. Holders of these notes may convert all or any portion of their notes at their option at any time prior to the close of business on May 13, 2014, the second trading date preceding their maturity date. The conversion rate is 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which is equivalent to a conversion price of approximately $12.96 per share of common stock. If all of the remaining 2% convertible senior notes were converted into the Company's common stock, the Company would issue 38.6 million shares of its common stock as a result of the conversion. Upon conversion, the Company may satisfy its conversion obligation with cash, shares of its common stock or a combination thereof at its election. The Company intends to satisfy any conversion obligations with shares of its common stock.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2014. All of the $500 million authorization was remaining at March 31, 2014.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. In February 2014, the mortgage repurchase facility was renewed and amended. This renewal and amendment extends the maturity date of the facility to February 27, 2015 and allows for the capacity of the facility to be increased, without requiring additional commitments, from $300 million to $325 million on the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter, excluding the quarter ending December 31, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

As of March 31, 2014, $312.0 million of mortgage loans held for sale with a collateral value of $298.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $75.1 million, DHI Mortgage had an obligation of $223.8 million outstanding under the mortgage repurchase facility at March 31, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During much of the last few years, the Company’s active inventory was lower than its debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, the Company's active inventory has exceeded its debt level, and all interest incurred during those periods was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Capitalized interest, beginning of period	$161.1	$91.3	$137.1	$82.3
Interest incurred (1)	49.5	43.1	98.8	81.1
Interest expensed:
Directly to interest expense	—	(3.0)	—	(7.1)
Amortized to cost of sales	(26.9)	(27.6)	(52.2)	(52.5)
Capitalized interest, end of period	$183.7	$103.8	$183.7	$103.8
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $0.9 million and $1.8 million in the three and six months ended March 31, 2014, respectively, and $1.1 million and $2.0 million in the same periods of 2013.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2014, mortgage loans held for sale had an aggregate fair value of $342.5 million and an aggregate outstanding principal balance of $336.4 million. At September 30, 2013, mortgage loans held for sale had an aggregate fair value of $395.1 million and an aggregate outstanding principal balance of $381.1 million. The Company had net gains on sales of loans and servicing rights of $23.9 million and $44.4 million during the three and six months ended March 31, 2014, respectively, compared to $26.7 million and $54.2 million in the same periods of fiscal 2013. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 81% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2014 were sold to four major financial institutions, the largest of which represented 26% of the total loans sold.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and six months ended March 31, 2014 and 2013 was not significant, is recognized in financial services revenues in the consolidated statements of operations. As of March 31, 2014, the Company had $140.4 million in mortgage loans held for sale not committed to third-party purchasers, and the notional amounts of the hedging instruments related to those loans totaled $139.8 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. Primarily, these representations and warranties involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At March 31, 2014 and September 30, 2013, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	March 31, 2014	September 30, 2013
	(In millions)
Other mortgage loans	$37.4	$35.9
Real estate owned	0.9	1.3
	$38.3	$37.2

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
	(In millions)
Loss reserves related to:
Other mortgage loans	$2.3	$3.2
Real estate owned	0.1	0.2
Loan repurchase and settlement obligations – known and expected	25.5	25.9
	$27.9	$29.3

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs) which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $322.7 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. As of March 31, 2014, the Company had a notional amount of approximately $27.9 million of best-efforts whole loan delivery commitments and a notional amount of $264.2 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2014 was $70.9 million and $137.5 million, respectively, compared to $31.1 million and $72.7 million in the same periods of fiscal 2013. The effective tax rate was 35.1% for both the three and six months ended March 31, 2014, compared to 21.9% and 29.1% in the same periods of fiscal 2013. The effective tax rate for the three and six months ended March 31, 2014 includes a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes. The Company’s tax benefit for the domestic production activities deduction was limited in fiscal 2013 because of utilization of a net operating loss (NOL) carryforward. The low effective tax rate during the 2013 periods is primarily due to an $18.7 million reduction in the Company's valuation allowance on its deferred tax assets.

At March 31, 2014 and September 30, 2013, the Company had deferred tax assets, net of deferred tax liabilities, of $601.1 million and $617.6 million, respectively, partially offset by valuation allowances of $31.3 million and $31.0 million, respectively. The valuation allowance for both periods relates to the Company’s state deferred tax assets for NOL carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 9.1 million and 5.6 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2014 and 2013 periods, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Numerator:
Net income	$131.0	$111.0	$254.1	$177.3
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax	6.9	5.8	13.7	11.5
Numerator for diluted earnings per share after assumed conversions	$137.9	$116.8	$267.8	$188.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	324.3	321.7	323.7	321.4
Effect of dilutive securities:
Employee stock awards	3.4	5.1	3.1	4.7
Convertible senior notes	38.6	38.6	38.6	38.6
Denominator for diluted earnings per share — adjusted weighted average common shares	366.3	365.4	365.4	364.7

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2014. All of the $100 million authorization was remaining at March 31, 2014, and no common stock has been repurchased subsequent to March 31, 2014.

During the three months ended March 31, 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 18, 2014 to stockholders of record on February 7, 2014. In April 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 27, 2014 to stockholders of record on May 15, 2014. During fiscal 2013, total cash dividends were $0.1875 per common share, all of which were approved and paid during the first quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE J – EMPLOYEE BENEFIT PLANS

Stock Options

On March 6, 2014, the Compensation Committee of the Board of Directors approved and granted stock options to executive officers, other officers and employees of the Company. The stock option grants were made to approximately 500 recipients, who collectively may purchase approximately 3.8 million shares of the Company's common stock at an exercise price of $23.86 per share, the closing market price of the Company's common stock on the date of grant.

Restricted Stock Unit Agreement

In November 2013, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to the Chairman of the Board and the Chief Executive Officer of the Company that will vest at the end of a three-year performance period ending September 30, 2016. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, selling, general and administrative (SG&A) expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. These awards are accounted for as liability awards and compensation expense for these awards is recognized over the vesting period. The liability for these awards of $2.0 million at March 31, 2014 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at March 31, 2014. Compensation expense related to this grant was $0.8 million and $2.0 million for the three and six months ended March 31, 2014, respectively.

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In millions)
Warranty liability, beginning of period	$56.7	$56.6	$56.9	$56.8
Warranties issued	7.4	6.1	14.6	11.6
Changes in liability for pre-existing warranties	1.1	1.6	2.1	5.2
Settlements made	(7.9)	(7.0)	(16.3)	(16.3)
Warranty liability, end of period	$57.3	$57.3	$57.3	$57.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $454.2 million and $482.0 million at March 31, 2014 and September 30, 2013, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both March 31, 2014 and September 30, 2013, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $5.4 million and $15.0 million in the six months ended March 31, 2014 and 2013, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of March 31, 2014, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $482.0 million at September 30, 2013 to $454.2 million at March 31, 2014 primarily due to a decrease in the estimated cost to resolve future claims and payments made for legal claims during the period, net of reimbursements received from subcontractors. These decreases were partially offset by an increase in reserves for homes closed during the current quarter that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during the six months ended March 31, 2014 and 2013 were as follows:

	Six Months Ended March 31,
	2014	2013
	(In millions)
Reserves for legal claims, beginning of period	$482.0	$544.9
Decrease in reserves	(17.4)	(12.0)
Payments	(10.4)	(13.2)
Reserves for legal claims, end of period	$454.2	$519.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $136.1 million, $162.1 million and $195.8 million at March 31, 2014, September 30, 2013 and March 31, 2013, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At March 31, 2014, the Company had total deposits of $41.3 million, consisting of cash deposits of $34.1 million and promissory notes, letters of credit and surety bonds of $7.2 million, to purchase land and lots with a total remaining purchase price of approximately $1.8 billion. A limited number of the land and lot option purchase contracts at March 31, 2014, representing $11.6 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At March 31, 2014, the Company had outstanding surety bonds of $748.3 million and letters of credit of $75.2 million to secure performance under various contracts. Of the total letters of credit, $70.5 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. The remaining $4.7 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At March 31, 2014 and September 30, 2013, the amount of cash restricted for these purposes totaled $75.2 million and $73.6 million, respectively, and is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
	(In millions)
Insurance receivables	$136.1	$162.1
Earnest money and refundable deposits	100.5	98.5
Accounts and notes receivable	23.8	24.1
Prepaid assets	45.5	49.4
Rental properties	45.8	41.3
Debt securities collateralized by residential real estate	20.8	20.3
Other assets	55.3	64.8
	$427.8	$460.5

The Company’s homebuilding accrued expenses and other liabilities at March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013
	(In millions)
Reserves for legal claims	$454.2	$482.0
Employee compensation and related liabilities	125.5	130.2
Warranty liability	57.3	56.9
Accrued interest	33.4	34.0
Federal and state income tax liabilities	20.2	29.9
Inventory related accruals	37.9	46.3
Homebuyer deposits	43.4	39.3
Accrued property taxes	16.3	30.0
Other liabilities	34.4	37.4
	$822.6	$886.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

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

The Company's assets measured at fair value using Level 3 inputs on a recurring basis are as follows:

▪	debt securities collateralized by residential real estate; and

▪	a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability.
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:

▪	inventory held and used;

▪	inventory available for sale;

▪	certain mortgage loans; and

▪	real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013, and the changes in the fair value of the Level 3 assets during the six months ended March 31, 2014.

		Fair Value at March 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	335.8	6.7	342.5
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	1.6	—	1.6
Forward sales of MBS	Other assets	—	0.2	—	0.2
Best-efforts and mandatory commitments	Other assets	—	0.3	—	0.3

		Fair Value at September 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	389.4	5.7	395.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	7.0	—	7.0
Forward sales of MBS	Other liabilities	—	(8.8)	—	(8.8)
Best-efforts and mandatory commitments	Other liabilities	—	(3.1)	—	(3.1)

	Level 3 Assets at Fair Value for the
	Six Months Ended March 31, 2014
	Balance at September 30, 2013	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in/(out) of Level 3	Balance at March 31, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$0.5	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	5.7	0.1	—	(0.3)	—	1.2	6.7

(a)
In October 2012, the Company purchased defaulted debt securities which are secured by residential real estate. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. At March 31, 2014, the fair value of these securities was based on a recent agreement with an outside third party to sell the securities. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at March 31, 2014 includes $6.7 million of originated loans for which the Company elected the fair value option upon origination and for which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2014 and September 30, 2013:

		Fair Value at	Fair Value at
		March 31, 2014	September 30, 2013
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$0.5
Inventory available for sale (a) (c)	Inventories	0.1	10.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	19.2	22.6
Real estate owned (a) (d)	Other assets	0.5	0.7
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis of communities, a discount rate of 14% was used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties and actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities for which the Company has not elected the fair value option, the following tables present both their respective carrying value and fair value at March 31, 2014 and September 30, 2013:

	Carrying Value	Fair Value at March 31, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$930.8	$930.8	$—	$—	$930.8
Restricted cash (a)	79.8	79.8	—	—	79.8
Senior notes (b)	3,137.8	—	3,231.5	—	3,231.5
Convertible senior notes (b)	495.6	—	833.5	—	833.5
Financial Services:
Cash and cash equivalents (a)	20.6	20.6	—	—	20.6
Mortgage repurchase facility (a)	223.8	—	—	223.8	223.8

	Carrying Value	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$913.3	$913.3	$—	$—	$913.3
Restricted cash (a)	77.8	77.8	—	—	77.8
Senior notes (b)	2,783.3	—	2,811.5	—	2,811.5
Convertible senior notes (b)	478.7	—	762.4	—	762.4
Financial Services:
Cash and cash equivalents (a)	23.2	23.2	—	—	23.2
Mortgage repurchase facility (a)	238.6	—	—	238.6	238.6
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

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

The Company revised its condensed consolidating statement of cash flows for the six months ended March 31, 2013 to reflect the change in intercompany advances in the D.R. Horton, Inc. column as an investing activity. Such amount was previously labeled net change in intercompany receivables/payables and classified as a financing activity. The revision resulted in an increase in cash provided by financing activities and an increase in cash used in investing activities in the D.R. Horton, Inc. column in the amount of $495.3 million. This revision had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statement of cash flows in this Supplemental Guarantor Information note, and the Company determined the revision was not material. As other prior period financial information is presented, the Company will similarly revise the condensed consolidating statements of cash flows in its future filings.

During the quarter ended March 31, 2014, the Company identified an error with respect to its condensed consolidating statement of cash flows for the three months ended December 31, 2013. The Company will revise the condensed consolidating statement of cash flows when it is presented as comparative information in the Company’s December 31, 2014 quarterly report. The revision will increase net cash used in operating activities in the D.R. Horton, Inc. column by $32.0 million and decrease intercompany advances and net cash used in investing activities in the D.R. Horton, Inc. column by $32.0 million. The revision will also decrease net cash used in operating activities in the Guarantor Subsidiaries column by $32.0 million and decrease intercompany advances and cash provided by financing activities in the Guarantor Subsidiaries column by $32.0 million. The revision described above corrects the classification of the cash flows related to the purchase of the homebuilding operations of Regent Homes. The error, which the Company determined is not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc., Guarantor Subsidiaries and Eliminations columns of the condensed consolidating statement of cash flows in the Supplemental Guarantor Information note for the quarter ended December 31, 2013. Such amounts have been appropriately reflected in the condensed consolidating statement of cash flows for the six months ended March 31, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
March 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$862.8	$63.0	$25.6	$—	$951.4
Restricted cash	78.6	1.2	—	—	79.8
Investments in subsidiaries	2,648.4	—	—	(2,648.4)	—
Inventories	2,444.8	4,323.2	15.6	—	6,783.6
Deferred income taxes	199.0	370.8	—	—	569.8
Property and equipment, net	46.3	42.7	34.3	—	123.3
Other assets	143.1	224.4	113.7	—	481.2
Mortgage loans held for sale	—	—	342.5	—	342.5
Goodwill	—	41.2	—	—	41.2
Intercompany receivables	1,888.9	—	—	(1,888.9)	—
Total Assets	$8,311.9	$5,066.5	$531.7	$(4,537.3)	$9,372.8
LIABILITIES & EQUITY
Accounts payable and other liabilities	$330.8	$705.7	$124.6	$—	$1,161.1
Intercompany payables	—	1,857.3	31.6	(1,888.9)	—
Notes payable	3,634.8	3.5	223.8	—	3,862.1
Total Liabilities	3,965.6	2,566.5	380.0	(1,888.9)	5,023.2
Total stockholders’ equity	4,346.3	2,500.0	148.4	(2,648.4)	4,346.3
Noncontrolling interests	—	—	3.3	—	3.3
Total Equity	4,346.3	2,500.0	151.7	(2,648.4)	4,349.6
Total Liabilities & Equity	$8,311.9	$5,066.5	$531.7	$(4,537.3)	$9,372.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$574.1	$1,119.7	$2.8	$—	$1,696.6
Cost of sales	453.5	864.0	2.3	—	1,319.8
Gross profit	120.6	255.7	0.5	—	376.8
Selling, general and administrative expense	87.9	97.7	2.3	—	187.9
Equity in (income) of subsidiaries	(169.0)	—	—	169.0	—
Other (income)	(0.2)	(1.1)	(1.5)	—	(2.8)
Homebuilding pre-tax income (loss)	201.9	159.1	(0.3)	(169.0)	191.7
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	38.4	—	38.4
General and administrative expense	—	—	30.2	—	30.2
Interest and other (income)	—	—	(2.0)	—	(2.0)
Financial services pre-tax income	—	—	10.2	—	10.2
Income before income taxes	201.9	159.1	9.9	(169.0)	201.9
Income tax expense	70.9	55.9	3.4	(59.3)	70.9
Net income	$131.0	$103.2	$6.5	$(109.7)	$131.0
Comprehensive income	$131.0	$103.5	$6.5	$(109.7)	$131.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,126.2	$2,200.0	$6.1	$—	$3,332.3
Cost of sales	883.0	1,704.5	6.0	—	2,593.5
Gross profit	243.2	495.5	0.1	—	738.8
Selling, general and administrative expense	176.9	190.2	4.2	—	371.3
Equity in (income) of subsidiaries	(324.6)	—	—	324.6	—
Other (income)	(0.7)	(2.0)	(3.4)	—	(6.1)
Homebuilding pre-tax income (loss)	391.6	307.3	(0.7)	(324.6)	373.6
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	73.3	—	73.3
General and administrative expense	—	—	60.0	—	60.0
Interest and other (income)	—	—	(4.7)	—	(4.7)
Financial services pre-tax income	—	—	18.0	—	18.0
Income before income taxes	391.6	307.3	17.3	(324.6)	391.6
Income tax expense	137.5	107.9	6.0	(113.9)	137.5
Net income	$254.1	$199.4	$11.3	$(210.7)	$254.1
Comprehensive income	$254.1	$199.7	$11.3	$(210.7)	$254.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$441.2	$947.2	$2.0	$—	$1,390.4
Cost of sales	354.7	756.0	(1.5)	—	1,109.2
Gross profit	86.5	191.2	3.5	—	281.2
Selling, general and administrative expense	75.4	78.2	1.5	—	155.1
Equity in (income) of subsidiaries	(132.3)	—	—	132.3	—
Interest expense	1.9	—	—	—	1.9
Other (income)	(0.6)	(1.0)	(1.6)	—	(3.2)
Homebuilding pre-tax income	142.1	114.0	3.6	(132.3)	127.4
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	41.2	—	41.2
General and administrative expense	—	—	28.0	—	28.0
Interest and other (income)	—	—	(1.5)	—	(1.5)
Financial services pre-tax income	—	—	14.7	—	14.7
Income before income taxes	142.1	114.0	18.3	(132.3)	142.1
Income tax expense	31.1	20.8	0.8	(21.6)	31.1
Net income	$111.0	$93.2	$17.5	$(110.7)	$111.0
Comprehensive income	$111.0	$93.2	$17.5	$(110.7)	$111.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$847.5	$1,770.6	$5.4	$—	$2,623.5
Cost of sales	681.7	1,421.7	8.1	—	2,111.5
Gross profit (loss)	165.8	348.9	(2.7)	—	512.0
Selling, general and administrative expense	139.4	153.3	3.1	—	295.8
Equity in (income) of subsidiaries	(227.2)	—	—	227.2	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(1.5)	(2.2)	(2.8)	—	(6.5)
Homebuilding pre-tax income (loss)	250.0	197.8	(3.0)	(227.2)	217.6
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	83.0	—	83.0
General and administrative expense	—	—	53.6	—	53.6
Interest and other (income)	—	—	(3.0)	—	(3.0)
Financial services pre-tax income	—	—	32.4	—	32.4
Income before income taxes	250.0	197.8	29.4	(227.2)	250.0
Income tax expense	72.7	47.6	2.3	(49.9)	72.7
Net income	$177.3	$150.2	$27.1	$(177.3)	$177.3
Comprehensive income	$177.1	$150.2	$27.1	$(177.3)	$177.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(169.9)	$(118.9)	$61.9	$(40.0)	$(266.9)
INVESTING ACTIVITIES
Purchases of property and equipment	(12.3)	(15.1)	(5.4)	—	(32.8)
(Increase) decrease in restricted cash	(2.1)	—	0.1	—	(2.0)
Net principal increase of other mortgage loans and real estate owned	—	—	(1.7)	—	(1.7)
Intercompany advances	(157.4)	—	—	157.4	—
Payments related to acquisition of a business	(34.5)	—	—	—	(34.5)
Net cash used in investing activities	(206.3)	(15.1)	(7.0)	157.4	(71.0)
FINANCING ACTIVITIES
Proceeds from notes payable	497.0	—	—	—	497.0
Repayment of notes payable	(148.8)	—	(14.8)	—	(163.6)
Intercompany advances	—	158.6	(1.2)	(157.4)	—
Proceeds from stock associated with certain employee benefit plans	29.6	—	—	—	29.6
Excess income tax benefit from employee stock awards	1.9	—	—	—	1.9
Cash dividends paid	(12.1)	—	(40.0)	40.0	(12.1)
Net cash provided by (used in) financing activities	367.6	158.6	(56.0)	(117.4)	352.8
(Decrease) increase in cash and cash equivalents	(8.6)	24.6	(1.1)	—	14.9
Cash and cash equivalents at beginning of period	871.4	38.4	26.7	—	936.5
Cash and cash equivalents at end of period	$862.8	$63.0	$25.6	$—	$951.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(310.0)	$(484.2)	$(16.1)	$(30.0)	$(840.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(12.9)	(4.8)	(7.6)	—	(25.3)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(4.7)	(0.5)	—	—	(5.2)
Purchase of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Intercompany advances	(495.3)	—	—	495.3	—
Payments related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash (used in) provided by investing activities	(244.4)	(5.3)	(7.6)	495.3	238.0
FINANCING ACTIVITIES
Proceeds from notes payable	860.0	—	58.0	—	918.0
Repayment of notes payable	(170.4)	—	—	—	(170.4)
Intercompany advances	—	497.5	(2.2)	(495.3)	—
Proceeds from stock associated with certain employee benefit plans	17.7	—	—	—	17.7
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash provided by financing activities	647.1	497.5	25.8	(465.3)	705.1
Increase in cash and cash equivalents	92.7	8.0	2.1	—	102.8
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$1,061.6	$64.3	$24.6	$—	$1,150.5

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

BUSINESS

We are one of the largest homebuilding companies in the United States. We construct and sell homes through our operating divisions in 77 markets in 27 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Breland Homes, Regent Homes and Express Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $1,000,000, with an average closing price of $267,400 during the six months ended March 31, 2014. Approximately 90% and 91% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2014 and 2013, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

OVERVIEW

In the first half of fiscal 2014, demand for new homes increased in many of our markets as compared to the prior year period, while the supply of homes for sale remains constrained. This favorable supply and demand environment resulted in increased sales volume, higher average sales and closing prices and improved gross margins in our homebuilding segments compared to the prior year. During the current quarter, the number and value of our net sales orders increased 9% and 20% compared to the prior year, and the number of homes closed and home sales revenues increased 10% and 23% compared to the prior year. The average selling price of our homes closed increased 12% and our gross margins on homes closed increased by 210 basis points in the second quarter of fiscal 2014 as compared to the prior year period, as favorable market conditions have allowed us to increase sales prices or reduce sales incentives in many of our communities over the past year. Pre-tax income was $201.9 million in the three months ended March 31, 2014, compared to $142.1 million in the prior year period. These results reflect the general improvement in housing market conditions and strong operating results from the land, lot and housing investments we made in prior years.

We have experienced significant growth in our sales volumes and average sales prices during the past two years as housing market conditions and housing demand have improved in most of our operating markets. As supply and demand become more balanced, we expect future increases in our average sales prices to be more limited. We believe that housing demand in our individual operating markets is tied closely to each market's economy, as measured by job growth, household incomes, household formations and consumer confidence. The U.S. economy appears to be slowly improving, which we expect will allow slow to moderate growth in housing demand in markets where job growth is occurring.

We believe our business is well-positioned to continue to profitably grow during the housing recovery due to our strong balance sheet and liquidity position, our finished lot and land position, our inventory of available homes and our broad geographic operating base. We increased our investments in land, lot and home inventories during fiscal 2013 and the first half of fiscal 2014 in response to the improved market conditions, and we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. Nevertheless, the pace of the housing recovery and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

STRATEGY

While new home demand improved in most of our markets in recent years, we expect that further improvement in individual markets will be largely dependent on local economic conditions. Our operating strategy has positioned us to capitalize on opportunities across our markets. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations, opportunistically pursue business acquisitions and increase our profitability. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Allocating our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry level, move up and luxury homebuyers based on consumer demand in each market.

•
Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand, align with construction activity and optimize returns on inventory investments and cash flows.

•	Entering into lot option contracts to purchase finished lots, where possible, which mitigates many of the risks of land ownership.

•
Investing in land acquisition, land development and housing inventory opportunities in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

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

Our operating strategy has produced positive results in recent years and the first half of fiscal 2014. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position throughout fiscal 2014.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2014, as compared to the same period of 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 22% to $1.7 billion.

•	Homes closed increased 10% to 6,194 homes, and the average closing price of those homes increased 12% to $271,200.

•	Net sales orders increased 9% to 8,569 homes, and the value of net sales orders increased 20% to $2.4 billion.

•	Sales order backlog increased 5% to 10,059 homes, and the value of sales order backlog increased 18% to $2.8 billion.

•	Home sales gross margins increased 210 basis points to 22.5%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 10 basis points to 11.1%.

•	Homebuilding pre-tax income increased 50% to $191.7 million, compared to $127.4 million.

•	Homebuilding cash totaled $930.8 million, compared to $913.3 million and $1.1 billion at September 30, 2013 and March 31, 2013, respectively.

•	Homebuilding inventories totaled $6.8 billion, compared to $6.2 billion and $5.3 billion at September 30, 2013 and March 31, 2013, respectively.

•	Homes in inventory totaled 17,600, compared to 17,000 and 15,800 at September 30, 2013 and March 31, 2013, respectively.

•	Owned and controlled lots totaled 171,600, compared to 180,900 and 175,300 at September 30, 2013 and March 31, 2013, respectively.

•	Homebuilding debt was $3.6 billion at March 31, 2014, compared to $3.3 billion and $3.0 billion at September 30, 2013 and March 31, 2013, respectively.

•
Gross homebuilding debt to total capital was 45.5%, increasing from 44.6% and 44.7% at September 30, 2013 and March 31, 2013, respectively. Net homebuilding debt to total capital was 38.4%, increasing from 36.7% and 33.7% at September 30, 2013 and March 31, 2013, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 7% to $38.4 million.

•	Financial services pre-tax income decreased 31% to $10.2 million.

Consolidated Results:

•	Consolidated pre-tax income increased 42% to $201.9 million, compared to $142.1 million.

•	Net income increased 18% to $131.0 million, compared to $111.0 million.

•	Diluted earnings per share increased 19% to $0.38, compared to $0.32.

•	Total equity was $4.3 billion, compared to $4.1 billion and $3.7 billion at September 30, 2013 and March 31, 2013, respectively.

Key financial results as of and for the six months ended March 31, 2014, as compared to the same period of 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 27% to $3.3 billion.

•	Homes closed increased 14% to 12,382 homes, and the average closing price of those homes increased 12% to $267,400.

•	Net sales orders increased 7% to 14,023 homes, and the value of net sales orders increased 18% to $3.9 billion.

•	Home sales gross margins increased 280 basis points to 22.4%.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 20 basis points to 11.1%.

•	Homebuilding pre-tax income increased 72% to $373.6 million, compared to $217.6 million.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 12% to $73.3 million.

•	Financial services pre-tax income decreased 44% to $18.0 million.

Consolidated Results:

•	Consolidated pre-tax income increased 57% to $391.6 million, compared to $250.0 million.

•	Net income increased 43% to $254.1 million, compared to $177.3 million.

•	Diluted earnings per share increased 40% to $0.73, compared to $0.52.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2014 and 2013.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,056	819	29%	$290.5	$221.2	31%	$275,100	$270,100	2%
Midwest	424	454	(7)%	152.3	151.6	—%	359,200	333,900	8%
Southeast	2,365	2,325	2%	592.1	542.4	9%	250,400	233,300	7%
South Central	2,857	2,534	13%	626.5	514.1	22%	219,300	202,900	8%
Southwest	443	479	(8)%	95.7	95.1	1%	216,000	198,500	9%
West	1,424	1,268	12%	632.9	471.8	34%	444,500	372,100	19%
	8,569	7,879	9%	$2,390.0	$1,996.2	20%	$278,900	$253,400	10%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,732	1,347	29%	$482.0	$362.7	33%	$278,300	$269,300	3%
Midwest	647	729	(11)%	238.4	241.5	(1)%	368,500	331,300	11%
Southeast	3,979	3,909	2%	1,001.4	895.9	12%	251,700	229,200	10%
South Central	4,736	4,175	13%	1,040.7	844.7	23%	219,700	202,300	9%
Southwest	673	726	(7)%	145.4	148.3	(2)%	216,000	204,300	6%
West	2,256	2,252	—%	985.2	817.2	21%	436,700	362,900	20%
	14,023	13,138	7%	$3,893.1	$3,310.3	18%	$277,600	$252,000	10%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	247	190	$63.1	$45.6	19%	19%
Midwest	48	47	18.2	14.9	10%	9%
Southeast	611	557	140.1	114.9	21%	19%
South Central	762	656	166.3	125.7	21%	21%
Southwest	123	167	24.8	32.2	22%	26%
West	221	202	93.6	67.4	13%	14%
	2,012	1,819	$506.1	$400.7	19%	19%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	416	320	$105.5	$76.4	19%	19%
Midwest	93	96	33.9	29.8	13%	12%
Southeast	1,107	988	254.6	203.5	22%	20%
South Central	1,366	1,170	291.3	220.9	22%	22%
Southwest	252	313	49.9	61.0	27%	30%
West	415	409	177.7	135.7	16%	15%
	3,649	3,296	$912.9	$727.3	21%	20%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 20%, to $2,390.0 million (8,569 homes) for the three months ended March 31, 2014, from $1,996.2 million (7,879 homes) for the same period of 2013. The value of net sales orders increased 18%, to $3,893.1 million (14,023 homes) for the six months ended March 31, 2014, from $3,310.3 million (13,138 homes) for the same period of 2013. Overall, the increases in sales order value resulted from increases in both volume and average selling price as demand has improved in most of our markets over the past year.

The number of net sales orders increased 9% and 7% during the three and six months ended March 31, 2014, respectively, compared to the prior year periods. The largest percentage increase occurred in our East region, reflecting the positive impact of our recent acquisition of the homebuilding operations of Regent Homes, which contributed 156 and 232 net sales orders during the three and six months ended March 31, 2014, respectively. The decreases that occurred in our Midwest and Southwest regions were primarily due to decreases in sales orders in our Denver, Phoenix and Albuquerque markets. Our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market. We expect our sales volumes will vary significantly across our operating markets.

The average price of our net sales orders increased 10% to $278,900 and $277,600 in the three and six months ended March 31, 2014, respectively, from $253,400 and $252,000 in the comparable periods of 2013. These increases reflect our ability to raise sales prices in many of our communities as demand for new homes has improved and the relative supply of homes for sale remains constrained in many of our markets. A small increase in the average size of our homes sold was also a contributing factor. As supply and demand become more balanced across our markets, we expect increases in our overall average sales prices will be more limited in future periods.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 19% and 21% in the three and six months ended March 31, 2014, respectively, compared to 19% and 20% in the same periods of 2013.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,222	919	33%	$346.2	$246.8	40%	$283,300	$268,600	5%
Midwest	521	568	(8)%	192.0	186.7	3%	368,500	328,700	12%
Southeast	3,052	3,199	(5)%	793.0	736.3	8%	259,800	230,200	13%
South Central	3,479	2,957	18%	794.0	609.0	30%	228,200	206,000	11%
Southwest	504	661	(24)%	107.8	128.3	(16)%	213,900	194,100	10%
West	1,281	1,249	3%	590.5	479.1	23%	461,000	383,600	20%
	10,059	9,553	5%	$2,823.5	$2,386.2	18%	$280,700	$249,800	12%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. The largest percentage increase in our sales order backlog occurred in our East region, reflecting the positive impact of our recent acquisition of the homebuilding operations of Regent Homes, which contributed 196 homes to our backlog at March 31, 2014.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	763	574	33%	$203.2	$149.0	36%	$266,300	$259,600	3%
Midwest	284	299	(5)%	99.9	92.8	8%	351,800	310,400	13%
Southeast	1,891	1,545	22%	464.8	333.1	40%	245,800	215,600	14%
South Central	1,948	1,831	6%	421.9	359.9	17%	216,600	196,600	10%
Southwest	305	381	(20)%	63.1	79.0	(20)%	206,900	207,300	—%
West	1,003	1,013	(1)%	427.1	354.9	20%	425,800	350,300	22%
	6,194	5,643	10%	$1,680.0	$1,368.7	23%	$271,200	$242,500	12%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,505	1,091	38%	$393.3	$286.4	37%	$261,300	$262,500	—%
Midwest	582	586	(1)%	205.7	182.2	13%	353,400	310,900	14%
Southeast	3,737	2,919	28%	912.1	624.5	46%	244,100	213,900	14%
South Central	3,954	3,450	15%	842.4	669.2	26%	213,100	194,000	10%
Southwest	644	764	(16)%	133.8	154.9	(14)%	207,800	202,700	3%
West	1,960	2,015	(3)%	823.5	674.8	22%	420,200	334,900	25%
	12,382	10,825	14%	$3,310.8	$2,592.0	28%	$267,400	$239,400	12%

Home Sales Revenue

Revenues from home sales increased 23%, to $1,680.0 million (6,194 homes closed) for the three months ended March 31, 2014, from $1,368.7 million (5,643 homes closed) for the comparable period of 2013. Revenues from home sales increased 28%, to $3,310.8 million (12,382 homes closed) for the six months ended March 31, 2014, from $2,592.0 million (10,825 homes closed) for the comparable period of 2013. During the current year periods, home sales revenues increased in five of our six market regions due to improving housing market conditions and our increased inventory investments.

The number of homes closed in the three and six months ended March 31, 2014 increased 10% and 14%, respectively, from the comparable periods of 2013, due to increases in three of our market regions. The most significant percentage increase occurred in our East region where our recent acquisition of the homebuilding operations of Regent Homes contributed 113 and 249 closings during the three and six months ended March 31, 2014, respectively. Home closings also increased significantly in our Southeast region where the highest percentage increases occurred in our Jacksonville, Orlando and Atlanta markets, and in our South Central region where the highest percentage increases occurred in our Fort Worth, Houston and Austin markets. The decrease in home closings in our Southwest region was primarily due to weak demand in the Phoenix market compared to a year ago.

The average selling price of homes closed during the three months ended March 31, 2014 was $271,200, up 12% from the $242,500 average for the same period of 2013. The average selling price of homes closed during the six months ended March 31, 2014 was $267,400, up 12% from the $239,400 average for the same period of 2013. These increases reflect our ability to raise sales prices in many of our communities as demand for new homes improved and the relative supply of homes for sale remained constrained in many of our markets. A small increase in the average size of our homes sold was also a contributing factor. As supply and demand become more balanced across our markets, we expect increases in our overall average sales prices will be more limited in future periods.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Gross profit – Home sales	22.5%	20.4%	22.4%	19.6%
Gross profit – Land/lot sales and other	24.1%	19.4%	21.4%	18.7%
Inventory and land option charges	(0.3)%	(0.1)%	(0.2)%	(0.1)%
Gross profit – Total homebuilding	22.2%	20.2%	22.2%	19.5%
Selling, general and administrative expense	11.1%	11.2%	11.1%	11.3%
Interest expense	—%	0.1%	—%	0.2%
Other (income)	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Homebuilding pre-tax income	11.3%	9.2%	11.2%	8.3%

Home Sales Gross Profit

Gross profit from home sales increased 35%, to $377.2 million in the three months ended March 31, 2014, from $278.8 million in the comparable period of 2013, and increased 210 basis points to 22.5% as a percentage of home sales revenues. Approximately 160 basis points of the increase in the home sales gross profit percentage resulted from increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions from the prior year. Approximately 30 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues. The remaining 20 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue.

Gross profit from home sales increased 46%, to $741.3 million in the six months ended March 31, 2014, from $509.3 million in the comparable period of 2013, and increased 280 basis points to 22.4% as a percentage of home sales revenues. The significant factors impacting home sales gross profit for the six months ended March 31, 2014 were similar to those discussed for the three-month period, with 180 basis points of the increase resulting from the average selling price of our homes increasing by more than the average cost, 60 basis points resulting from lower costs for warranty and construction defect claims as a percentage of home sales revenue and 40 basis points resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues.

Our recent gross profit margins have benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, while we limited increases in construction costs and incurred lower costs related to warranty and construction defect claims. Our gross profit margins have also benefited from reduced interest amortized to cost of sales as our average borrowing costs declined. As housing supply and demand become more balanced and the economy improves, we expect our average sales prices to increase at a slower rate, while our construction costs and interest amortized to cost of sales could increase. These factors could cause our gross profit margins to decline from the current level in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $16.6 million and $21.5 million in the three and six months ended March 31, 2014, respectively, and $21.7 million and $31.5 million in the comparable periods of 2013. Revenues in the three and six months ended March 31, 2013 included revenue of $6.9 million and $15.2 million, respectively, from a long-term construction project for which we served as the general contractor. Fluctuations in revenues from land sales occur as we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of March 31, 2014, we had $23.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At March 31, 2014, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities with a combined carrying value of $173.4 million, and we recorded impairment charges of $2.3 million to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairment charges, $2.1 million related to our Southeast region and $0.2 million related to our West region. During the six months ended March 31, 2014, impairment charges totaled $2.3 million. There were no impairment charges recorded in the comparable periods of 2013.

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

During the three months ended March 31, 2014 and 2013, we wrote off $2.1 million and $1.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. During the six months ended March 31, 2014 and 2013, we wrote off $4.8 million and $3.2 million, respectively, of these deposits and costs. At March 31, 2014, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $41.3 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 21% to $187.9 million and 26% to $371.3 million in the three and six months ended March 31, 2014, respectively, from $155.1 million and $295.8 million in the same periods of 2013. As a percentage of homebuilding revenues, SG&A expense decreased 10 and 20 basis points to 11.1% in the three and six months ended March 31, 2014, respectively, from 11.2% and 11.3% in the comparable periods of 2013.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 64% of SG&A costs in both the three and six months ended March 31, 2014, compared to 67% and 66% in the same periods of 2013. These costs increased by 16% to $120.1 million and by 23% to $239.1 million in the three and six months ended March 31, 2014, respectively, mainly due to an increase in our number of employees and an increase in incentive compensation related to the increase in profitability in the current year periods as compared to the prior year periods. Our homebuilding operations employed approximately 3,820 and 3,145 employees at March 31, 2014 and 2013, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between periods, depending largely on the fluctuations in revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price and our performance compared to our peer group can cause significant changes in the value of these awards and in our compensation expense. Compensation expense related to these liability awards was $1.1 million and $5.7 million during the three and six months ended March 31, 2014, respectively, compared to $5.7 million and $7.8 million in the same periods of 2013. We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing the three months ended March 31, 2014 with the same period of 2013, interest incurred increased 15% to $49.5 million due to a 19% increase in our average debt. Comparing the six months ended March 31, 2014 with the same period of 2013, interest incurred increased 22% to $98.8 million due to a 29% increase in our average debt. Interest incurred in both periods increased by a lower percentage than the increase in our average debt as a result of issuing new debt at lower interest rates while repaying higher interest rate debt, which reduced our average interest rate as compared to the prior year periods.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During much of the last few years, our active inventory was lower than our debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, our active inventory has exceeded our debt level, and all interest incurred during those periods was capitalized to inventory. As a result, no interest was expensed during the three and six months ended March 31, 2014, compared to $3.0 million and $7.1 million in the same periods of 2013. Interest amortized to cost of sales declined to 2.0% of total home and land/lot cost of sales in both the three and six months ended March 31, 2014, from 2.5% in both periods of 2013 due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory relative to our debt balance. We do not expect interest amortized to cost of sales as a percentage of total home and land/lot cost of sales to decline as significantly in future periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $2.8 million and $6.1 million in the three and six months ended March 31, 2014, respectively, compared to $3.2 million and $6.5 million in the same periods of 2013. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

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

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$203.2	$14.2	7.0%	$153.8	$8.5	5.5%
Midwest	99.9	9.1	9.1%	92.8	9.9	10.7%
Southeast	471.3	52.2	11.1%	333.2	28.3	8.5%
South Central	430.4	46.6	10.8%	364.0	32.4	8.9%
Southwest	63.1	5.5	8.7%	79.0	7.1	9.0%
West	428.7	64.1	15.0%	367.6	41.2	11.2%
	$1,696.6	$191.7	11.3%	$1,390.4	$127.4	9.2%

	Six Months Ended March 31,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$393.3	$25.7	6.5%	$291.1	$15.5	5.3%
Midwest	205.7	19.1	9.3%	182.2	7.9	4.3%
Southeast	918.7	103.7	11.3%	624.7	47.7	7.6%
South Central	851.5	89.0	10.5%	674.6	57.6	8.5%
Southwest	133.8	11.5	8.6%	154.9	16.9	10.9%
West	829.3	124.6	15.0%	696.0	72.0	10.3%
	$3,332.3	$373.6	11.2%	$2,623.5	$217.6	8.3%
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

East Region — Homebuilding revenues increased 32% and 35% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, primarily due to an increase in the number of homes closed in our Charlotte market which benefited from our acquisition of Regent Homes. The region generated pre-tax income of $14.2 million and $25.7 million in the three and six months ended March 31, 2014, respectively, compared to $8.5 million and $15.5 million for the same periods of 2013, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 30 and 40 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 and 50 basis points in the three and six months ended March 31, 2014, respectively, compared to the prior year periods, due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 8% and 13% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, primarily due to increases in the average selling price and number of homes closed in our Minnesota market. The region generated pre-tax income of $9.1 million and $19.1 million in the three and six months ended March 31, 2014, respectively, compared to $9.9 million and $7.9 million for the same periods of 2013. Home sales gross profit percentage decreased 160 and increased 490 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. Fluctuations in the region's home sales gross profit percentages over these periods were largely due to the timing of settling construction defect claims and receiving insurance and subcontractor reimbursements, most of which related to our Denver market. As a percentage of homebuilding revenues, SG&A expenses in the three and six months ended March 31, 2014 were consistent with the prior year periods.

Southeast Region — Homebuilding revenues increased 41% and 47% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Jacksonville, Orlando, Atlanta and South Florida markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $52.2 million and $103.7 million in the three and six months ended March 31, 2014, respectively, compared to $28.3 million and $47.7 million for the same periods of 2013, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 220 and 290 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 and 80 basis points in the three and six months ended March 31, 2014, respectively, compared to the prior year periods, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 18% and 26% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, due to an increase in the number of homes closed and an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Fort Worth, Houston and Austin markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $46.6 million and $89.0 million in the three and six months ended March 31, 2014, respectively, compared to $32.4 million and $57.6 million for the same periods of 2013, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 140 and 130 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in both the three and six months ended March 31, 2014 compared to the prior year periods, due to the increase in revenues.

Southwest Region — Homebuilding revenues decreased 20% and 14% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, primarily due to a decrease in the number of homes closed in our Phoenix market. The region had pre-tax income of $5.5 million and $11.5 million in the three and six months ended March 31, 2014, respectively, compared to $7.1 million and $16.9 million for the same periods of 2013, primarily as a result of the decrease in revenues. Home sales gross profit percentage increased 220 and 50 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses increased by 260 and 270 basis points in the three and six months ended March 31, 2014, respectively, compared to the prior year periods, due to the decrease in revenues.

West Region — Homebuilding revenues increased 17% and 19% in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013, due to a significant increase in the average selling price of homes closed while the number of homes closed decreased slightly. The region generated pre-tax income of $64.1 million and $124.6 million in the three and six months ended March 31, 2014, respectively, compared to $41.2 million and $72.0 million for the same periods of 2013, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 410 and 490 basis points in the three and six months ended March 31, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses increased by 60 and 30 basis points in the three and six months ended March 31, 2014, respectively, compared to the prior year periods, largely as a result of an increase in the number of employees and higher employee incentive costs related to the increase in profitability of the region.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition, land development and housing inventory across all of our market regions in fiscal 2012 and 2013 to meet housing demand as market conditions improved and to expand our operations in desirable markets. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories, land and lot position and homes in inventory at March 31, 2014 and September 30, 2013 are summarized as follows:

	As of March 31, 2014				As of September 30, 2013
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory
	(In millions)
East	$306.1	$372.0	$85.2	$763.3	$293.5	$363.6	$85.8	$742.9
Midwest	203.5	222.9	21.4	447.8	182.3	208.6	21.3	412.2
Southeast	758.7	734.0	150.4	1,643.1	677.2	679.1	152.2	1,508.5
South Central	650.3	829.7	47.8	1,527.8	610.3	785.0	48.3	1,443.6
Southwest	116.9	123.4	29.6	269.9	124.6	108.4	29.4	262.4
West	738.2	1,059.6	122.5	1,920.3	545.8	997.9	124.5	1,668.2
Corporate and unallocated (1)	90.5	110.3	10.6	211.4	64.3	84.7	10.6	159.6
	$2,864.2	$3,451.9	$467.5	$6,783.6	$2,498.0	$3,227.3	$472.1	$6,197.4

	As of March 31, 2014				As of September 30, 2013
	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	14,600	5,900	20,500	1,900	14,700	5,600	20,300	1,900
Midwest	5,300	1,800	7,100	1,000	5,600	1,900	7,500	1,000
Southeast	34,700	17,100	51,800	5,500	34,200	22,600	56,800	5,400
South Central	39,600	14,600	54,200	5,500	41,000	16,700	57,700	5,300
Southwest	6,500	1,600	8,100	900	6,600	1,400	8,000	1,100
West	24,000	5,900	29,900	2,800	24,500	6,100	30,600	2,300
	124,700	46,900	171,600	17,600	126,600	54,300	180,900	17,000
	73%	27%	100%		70%	30%	100%
_______________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

(2)
Land/lots owned include approximately 33,400 and 32,500 owned lots that are fully developed and ready for home construction at March 31, 2014 and September 30, 2013, respectively. Land/lots owned also include land held for development representing 21,800 and 21,700 lots at March 31, 2014 and September 30, 2013, respectively.

(3)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at March 31, 2014 and September 30, 2013 was $1.8 billion and $1.9 billion, respectively, secured with $41.3 million and $42.4 million in earnest money deposits, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 2,100 and 2,800 lots at March 31, 2014 and September 30, 2013, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(4)
Homes in inventory include approximately 1,400 and 1,300 model homes at March 31, 2014 and September 30, 2013, respectively. Approximately 8,600 and 9,000 of our homes in inventory were unsold at March 31, 2014 and September 30, 2013, respectively. At March 31, 2014, approximately 3,000 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2013, approximately 3,000 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,129	3,253	(4)%	6,161	6,288	(2)%
Number of homes closed by D.R. Horton	6,194	5,643	10%	12,382	10,825	14%
DHI Mortgage capture rate	51%	58%		50%	58%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,144	3,266	(4)%	6,188	6,318	(2)%
Total number of loans originated or brokered by DHI Mortgage	3,511	3,789	(7)%	6,986	7,459	(6)%
Captive business percentage	90%	86%		89%	85%
Loans sold by DHI Mortgage to third parties	3,367	3,413	(1)%	7,224	7,272	(1)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
	(In millions)
Loan origination fees	$4.7	$5.2	(10)%	$9.4	$10.3	(9)%
Sale of servicing rights and gains from sale of mortgage loans	23.5	26.9	(13)%	44.0	54.8	(20)%
Recourse expense	0.4	(0.2)	(300)%	0.4	(0.6)	(167)%
Sale of servicing rights and gains from sale of mortgage loans, net	23.9	26.7	(10)%	44.4	54.2	(18)%
Other revenues	2.2	2.4	(8)%	4.4	4.8	(8)%
Reinsurance expense	(0.1)	(0.1)	—%	(0.2)	(0.2)	—%
Other revenues, net	2.1	2.3	(9)%	4.2	4.6	(9)%
Total mortgage operations revenues	30.7	34.2	(10)%	58.0	69.1	(16)%
Title policy premiums, net	7.7	7.0	10%	15.3	13.9	10%
Total revenues	38.4	41.2	(7)%	73.3	83.0	(12)%
General and administrative expense	30.2	28.0	8%	60.0	53.6	12%
Interest and other (income)	(2.0)	(1.5)	33%	(4.7)	(3.0)	57%
Financial services pre-tax income	$10.2	$14.7	(31)%	$18.0	$32.4	(44)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Recourse and reinsurance expense	(0.8)%	0.7%	(0.3)%	1.0%
General and administrative expense	79.3%	67.5%	82.1%	64.0%
Interest and other (income)	(5.2)%	(3.6)%	(6.4)%	(3.6)%
Financial services pre-tax income	26.8%	35.4%	24.6%	38.7%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2014, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased by 4% and 2%, respectively, while the number of homes closed by our homebuilding operations increased 10% and 14%, respectively. This was due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 51% and 50% in the three and six months ended March 31, 2014, respectively, from 58% in the comparable periods of 2013. The decrease in capture rate was due to increased competition in the mortgage industry after refinancing activity slowed as a result of the rise in interest rates in fiscal 2013. Additionally, the capture rate declined due to an increase in home closings in markets not served by DHI Mortgage as compared to the prior year periods.

Home closings from our homebuilding operations constituted 90% and 89% of DHI Mortgage loan originations in the three and six months ended March 31, 2014, respectively, compared to 86% and 85% in the comparable periods of 2013.

The number of loans sold in the three and six months ended March 31, 2014 decreased slightly from the number sold in the prior year periods. Virtually all of the mortgage loans originated during the six months ended March 31, 2014 and mortgage loans held for sale on March 31, 2014 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 81% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2014 were sold to four major financial institutions, the largest of which represented 26% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 7% and 12%, to $38.4 million and $73.3 million in the three and six months ended March 31, 2014, respectively, from $41.2 million and $83.0 million in the comparable periods of 2013. The volume of loans sold decreased 1% in both the three and six months ended March 31, 2014, while revenues from the sale of servicing rights and gains from sale of mortgages decreased 13% and 20%, respectively. Loan sale revenue on similar volumes decreased due to pricing pressure from increased competition in the origination marketplace. In addition, loan sale execution in the prior year was unusually strong due in part to the lower interest rate environment at the time. Loan origination fees decreased 10% and 9% in the three and six months ended March 31, 2014, respectively, corresponding to decreases in the number of loans originated of 7% and 6%.

Credits related to recourse obligations were $0.4 million in both the three and six months ended March 31, 2014, compared to charges of $0.2 million and $0.6 million in the same periods of 2013. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases exceed our expectations, additional recourse expense may be incurred.

Financial services general and administrative (G&A) expense increased 8% and 12%, to $30.2 million and $60.0 million in the three and six months ended March 31, 2014, respectively, from the comparable periods of 2013. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 79.3% and 82.1% in the three and six months ended March 31, 2014, respectively, compared to 67.5% and 64.0% in the same periods of 2013 due to an increase in the number of employees in preparation for expected higher volumes of home closings and loan originations and to comply with new regulatory requirements in fiscal 2014. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2014 was $201.9 million and $391.6 million, respectively, compared to $142.1 million and $250.0 million for the same periods of 2013. The difference in our operating results for the current year periods compared to a year ago is due to higher revenues from increased home closings and higher gross profit margins.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2014 was $70.9 million and $137.5 million, respectively, compared to $31.1 million and $72.7 million in the same periods of fiscal 2013. Our effective tax rate was 35.1% for both the three and six months ended March 31, 2014, compared to 21.9% and 29.1% in the same periods of fiscal 2013. The effective tax rate for the three and six months ended March 31, 2014 includes a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes. Our tax benefit for the domestic production activities deduction was limited in fiscal 2013 because of utilization of a net operating loss (NOL) carryforward. The low effective tax rate during the 2013 periods is primarily due to an $18.7 million reduction in our valuation allowance on our deferred tax assets.

At March 31, 2014 and September 30, 2013, we had deferred tax assets, net of deferred tax liabilities, of $601.1 million and $617.6 million, respectively, partially offset by valuation allowances of $31.3 million and $31.0 million, respectively. The valuation allowance for both periods relates to our state deferred tax assets for NOL carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

At March 31, 2014, our ratio of homebuilding debt to total capital was 45.5%, compared to 44.7% at March 31, 2013 and 44.6% at September 30, 2013. The increase in our ratio of homebuilding debt to total capital from March 31, 2013 reflects the increase in notes payable during the past twelve months, partially offset by an increase in equity from net income earned over the same period. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by homebuilding notes payable net of cash plus total equity) was 38.4% at March 31, 2014, compared to 33.7% at March 31, 2013 and 36.7% at September 30, 2013, which reflects the increase in our debt and the investment of our cash into homebuilding inventories. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

We believe that the ratio of net homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. Because of its capital function, we include our homebuilding cash as a reduction of our homebuilding debt and total capital. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At March 31, 2014, our homebuilding cash and cash equivalents were $930.8 million.

Bank Credit Facility — We have a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At March 31, 2014, there were no borrowings outstanding and $70.5 million of letters of credit issued under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2014, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $4.7 million and $8.5 million at March 31, 2014 and September 30, 2013, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2014, we repaid the remaining $145.9 million principal amount of our 6.125% senior notes which were due on that date. In February 2014, we issued $500 million principal amount of 3.75% senior notes due March 1, 2019, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 3.9%.

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

Debt and Equity Repurchase Authorizations — Effective August 1, 2013, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2014. The full amount of each of these authorizations was remaining at March 31, 2014.

Financial Services Capital Resources

Cash and Cash Equivalents — At March 31, 2014, our financial services cash and cash equivalents were $20.6 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. In February 2014, the mortgage repurchase facility was renewed and amended. This renewal and amendment extends the maturity date of the facility to February 27, 2015 and allows for the capacity of the facility to be increased, without requiring additional commitments, from $300 million to $325 million on the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter, excluding the quarter ending December 31, 2014.

As of March 31, 2014, $312.0 million of mortgage loans held for sale with a collateral value of $298.9 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $75.1 million, DHI Mortgage had an obligation of $223.8 million outstanding under the mortgage repurchase facility at March 31, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At March 31, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2014, we used $266.9 million of cash in our operating activities, compared to $840.3 million in the prior year period. Cash used for operations in the prior year period reflected our significant inventory investments as we responded to improved market conditions. As housing supply and demand become more balanced, we expect our inventory investments will grow at a slower pace, but we will continue to adjust our strategies and investments based on housing demand and our performance in each of our markets. We used $336.4 million of cash to increase our construction in progress and finished home inventory, compared to $433.5 million in the prior year period. We used $226.8 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $717.1 million in the prior year period.

Investing Cash Flow Activities

In the six months ended March 31, 2014, net cash used in investing activities was $71.0 million, compared to $238.0 million provided by investing activities in the prior year period. The primary use of cash for investing during the current year period was the $34.5 million of cash paid to purchase the homebuilding operations of Regent Homes. The primary source of investing cash flows during the prior year period was the receipt of proceeds from the sale or maturity of marketable securities, which totaled $296.5 million, net of purchases, which reflects the sale of all remaining marketable securities in January 2013. We used $32.8 million and $25.3 million in the six months ended March 31, 2014 and 2013, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Additionally, during the prior year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel, and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012.

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

During the six months ended March 31, 2014, net cash provided by financing activities was $352.8 million, consisting primarily of note proceeds, partially offset by repayments of notes payable. Proceeds from notes payable of $497.0 million relate to our issuance of $500 million principal amount of 3.75% senior notes in February 2014. Note repayments of $163.6 million included our repayment of the remaining $145.9 million principal amount of our 6.125% senior notes at maturity and repayments of $14.8 million under our mortgage repurchase facility. During the six months ended March 31, 2013, net cash provided by financing activities was $705.1 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $918.0 million included our issuance of a total of $700 million principal amount of senior notes in February 2013, draws of $165.0 million on the revolving credit facility and borrowings of $57.9 million under our mortgage repurchase facility. Note repayments of $170.4 million included our repayment of the $165.0 million drawn on the revolving credit facility.

During the three months ended March 31, 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on February 18, 2014 to stockholders of record on February 7, 2014. In April 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, payable on May 27, 2014 to stockholders of record on May 15, 2014. During fiscal 2013, total cash dividends were $0.1875 per common share, all of which were approved and paid during the first quarter. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

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

At March 31, 2014, our homebuilding operations had outstanding letters of credit of $75.2 million, all of which were cash collateralized, and surety bonds of $748.3 million issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at March 31, 2014, there were a limited number of contracts, representing $11.6 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2013, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At March 31, 2014 and September 30, 2013, we had reserves for approximately 150 and 160 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2014, we established reserves for approximately 20 new construction defect claims and resolved 30 construction defect claims for a total cost of $18.4 million. At March 31, 2013 and September 30, 2012, we had reserves for approximately 155 and 170 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2013, we established reserves for approximately 25 new construction defect claims and resolved 40 construction defect claims for a total cost of $19.6 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2014 and 2013 was not significant, is recognized in current earnings. At March 31, 2014, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $404.0 million. Uncommitted IRLCs totaled a notional amount of approximately $294.8 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $140.4 million at March 31, 2014.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2014. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at March 31, 2014. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Six Months Ending September 30, 2014	Fiscal Year Ending September 30,							Fair Value at March 31, 2014
		2015	2016	2017	2018	2019	Thereafter	Total
	($ in millions)
Debt:
Fixed rate (1)	$642.7	$157.7	$542.9	$350.0	$400.0	$500.0	$1,050.0	$3,643.3	$4,069.9
Average interest rate (1)	8.9%	5.4%	6.4%	5.0%	3.8%	3.9%	5.1%	5.7%
Variable rate	$223.8	$—	$—	$—	$—	$—	$—	$223.8	$223.8
Average interest rate	2.6%	—%	—%	—%	—%	—%	—%	2.6%
___________

(1)
Fixed rate maturities of $642.7 million in the six months ending September 30, 2014 include $499.9 million principal due on our convertible senior notes that will mature on May 15, 2014 and are convertible into approximately 38.6 million shares of our common stock at a conversion price of $12.96 per share. Upon conversion, we may satisfy our conversion obligation with cash, shares of our common stock or a combination thereof at our election. We intend to satisfy any conversion obligations with shares of our common stock. The effective interest rate of the convertible senior notes is 9.9% after giving effect to the amortization of the discount and financing costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.75% Senior Notes Due 2019 issued by the Company. (3)

10.1
Second Amendment to Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers. (4)

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 24, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014.

(4)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 24, 2014	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)