Form 10-Q
period 2014-06-30
HORTON D R INC /DE/
filed 2014-07-24
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Common stock, $.01 par value – 364,472,463 shares as of July 21, 2014

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$538.5	$913.3
Restricted cash	20.1	77.8
Inventories:
Construction in progress and finished homes	3,382.2	2,498.0
Residential land and lots — developed and under development	3,597.5	3,227.3
Land held for development	395.9	472.1
	7,375.6	6,197.4
Deferred income taxes, net of valuation allowance of $33.7 million and $31.0 million at June 30, 2014 and September 30, 2013, respectively	582.6	586.6
Property and equipment, net	132.9	106.7
Other assets	460.4	460.5
Goodwill	94.8	38.9
	9,204.9	8,381.2
Financial Services:
Cash and cash equivalents	36.5	23.2
Mortgage loans held for sale	419.2	395.1
Other assets	56.0	56.9
	511.7	475.2
Total assets	$9,716.6	$8,856.4
LIABILITIES
Homebuilding:
Accounts payable	$375.6	$346.4
Accrued expenses and other liabilities	879.4	886.0
Notes payable	3,142.4	3,270.4
	4,397.4	4,502.8
Financial Services:
Accounts payable and other liabilities	46.4	53.6
Mortgage repurchase facility	302.9	238.6
	349.3	292.2
Total liabilities	4,746.7	4,795.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 371,613,825 shares issued and 364,413,754 shares outstanding at June 30, 2014 and 330,143,689 shares issued and 322,943,618 shares outstanding at September 30, 2013	3.7	3.3
Additional paid-in capital	2,607.6	2,042.0
Retained earnings	2,487.0	2,145.6
Treasury stock, 7,200,071 shares at June 30, 2014 and September 30, 2013, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.2	1.9
Total stockholders’ equity	4,966.2	4,058.5
Noncontrolling interests	3.7	2.9
Total equity	4,969.9	4,061.4
Total liabilities and equity	$9,716.6	$8,856.4
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$2,090.3	$1,630.8	$5,401.1	$4,222.8
Land/lot sales and other	12.6	13.7	34.0	45.3
	2,102.9	1,644.5	5,435.1	4,268.1
Cost of sales:
Home sales	1,658.0	1,281.5	4,227.5	3,364.2
Land/lot sales and other	10.7	13.1	27.5	38.8
Inventory and land option charges	56.8	0.8	63.9	4.0
	1,725.5	1,295.4	4,318.9	3,407.0
Gross profit:
Home sales	432.3	349.3	1,173.6	858.6
Land/lot sales and other	1.9	0.6	6.5	6.5
Inventory and land option charges	(56.8)	(0.8)	(63.9)	(4.0)
	377.4	349.1	1,116.2	861.1
Selling, general and administrative expense	221.9	167.5	593.2	463.3
Interest expense	—	—	—	5.1
Other (income)	(3.1)	(3.8)	(9.2)	(10.3)
Homebuilding pre-tax income	158.6	185.4	532.2	403.0
Financial Services:
Revenues, net of recourse and reinsurance expense	44.1	48.3	117.4	131.3
General and administrative expense	33.8	31.3	93.7	84.9
Interest and other (income)	(2.9)	(2.7)	(7.5)	(5.7)
Financial services pre-tax income	13.2	19.7	31.2	52.1
Income before income taxes	171.8	205.1	563.4	455.1
Income tax expense	58.7	59.1	196.1	131.9
Net income	$113.1	$146.0	$367.3	$323.2
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	—	—	(0.2)
Unrealized gain related to debt securities collateralized by residential real estate	—	1.9	0.3	1.9
Comprehensive income	$113.1	$147.9	$367.6	$324.9
Basic net income per common share	$0.32	$0.45	$1.10	$1.00
Net income per common share assuming dilution	$0.32	$0.42	$1.05	$0.93
Cash dividends declared per common share	$0.0375	$—	$0.0750	$0.1875

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$367.3	$323.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	26.6	16.0
Amortization of discounts and fees	25.4	29.7
Stock based compensation expense	17.6	13.1
Excess income tax benefit from employee stock awards	(1.6)	—
Deferred income taxes	3.8	79.5
Gain on sale of marketable securities	—	(0.2)
Inventory and land option charges	63.9	4.0
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(759.4)	(692.1)
Increase in residential land and lots – developed, under development, and held for development	(327.8)	(1,046.5)
Decrease (increase) in other assets	34.8	(7.1)
Decrease in income taxes receivable	—	14.4
Increase in mortgage loans held for sale	(24.1)	(12.9)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(1.6)	142.6
Net cash used in operating activities	(575.1)	(1,136.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(49.9)	(40.6)
Purchases of marketable securities	—	(28.9)
Proceeds from the sale or maturity of marketable securities	—	325.4
Decrease (increase) in restricted cash	57.7	(19.3)
Net principal increase of other mortgage loans and real estate owned	(2.8)	(1.0)
Purchases of debt securities collateralized by residential real estate	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	—	1.4
Payments related to acquisition of a business	(222.7)	(9.4)
Net cash (used in) provided by investing activities	(217.7)	209.0
FINANCING ACTIVITIES
Proceeds from notes payable	686.3	892.0
Repayment of notes payable	(273.9)	(342.1)
Proceeds from stock associated with certain employee benefit plans	43.1	27.9
Excess income tax benefit from employee stock awards	1.6	—
Cash dividends paid	(25.8)	(60.2)
Net cash provided by financing activities	431.3	517.6
DECREASE IN CASH AND CASH EQUIVALENTS	(361.5)	(409.7)
Cash and cash equivalents at beginning of period	936.5	1,047.7
Cash and cash equivalents at end of period	$575.0	$638.0
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$11.4
Stock issued under employee incentive plans	$5.5	$3.9
Note receivable related to sale of land	$5.0	$—
Conversion of 2% convertible senior notes into equity	$498.6	$—
Accrual for holdback payment related to acquisition	$21.4	$—
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2014

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014 or subsequent periods.

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

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2014 and September 30, 2013 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2014 and September 30, 2013, the amount of option deposits related to these contracts totaled $44.0 million and $36.9 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

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

In May 2014, the Company acquired the homebuilding operations of Crown Communities for $209.6 million in cash, of which $21.4 million was paid subsequent to June 30, 2014. Crown Communities operates in Georgia, South Carolina and eastern Alabama. The assets acquired included approximately 640 homes in inventory, 2,350 lots and control of approximately 3,400 additional lots through option contracts. The Company also acquired a sales order backlog of 431 homes. Subsequent to the acquisition, Crown Communities closed 254 homes and generated home sales revenues of $65.8 million during the period ended June 30, 2014. The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values.

The following table summarizes the acquired assets and liabilities at their fair values as of the acquisition date (amounts in millions):

Inventories	$140.5
Property and equipment	1.9
Other assets	4.9
Goodwill	53.6
Intangible assets	11.7
Other liabilities	(3.0)

As a result of the transaction, the Company recorded goodwill of $53.6 million, all of which is tax deductible. The goodwill relates to expected synergies from increasing the Company's market presence in the Georgia and South Carolina markets, Crown's experienced and knowledgeable workforce and their capital efficient operating processes. The goodwill balance has not yet been allocated to the Company's operating segments; however, the Company expects to complete this process during the fourth quarter of fiscal 2014. The intangible assets will be amortized on a straight-line basis to selling, general and administrative (SG&A) expense over their expected five-year life.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. This guidance helps determine when a creditor should derecognize a loan receivable and recognize real estate property. The guidance is effective for the Company beginning October 1, 2015 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance is effective for the Company beginning October 1, 2017 and allows for both full retrospective or modified retrospective methods of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The guidance is effective for the Company beginning January 1, 2015 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation,” which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for the Company beginning January 1, 2016 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is engaged in the acquisition and development of land and the construction and sale of residential homes on the land, with operations in 79 markets in 27 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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
June 30, 2014

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2013. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Revenues
Homebuilding revenues:
East	$251.3	$163.3	$644.6	$454.4
Midwest	133.1	147.6	338.8	329.9
Southeast	584.4	425.6	1,503.0	1,050.3
South Central	533.3	414.5	1,384.9	1,089.1
Southwest	74.1	86.1	207.8	241.0
West	526.7	407.4	1,356.0	1,103.4
Homebuilding revenues	2,102.9	1,644.5	5,435.1	4,268.1
Financial services revenues	44.1	48.3	117.4	131.3
Total revenues	$2,147.0	$1,692.8	$5,552.5	$4,399.4
Inventory Impairments
East	$2.0	$—	$2.0	$—
Midwest	48.8	—	48.8	—
Southeast	0.7	—	2.8	—
South Central	—	—	—	—
Southwest	—	—	—	—
West	3.2	—	3.4	—
Total inventory impairments	$54.7	$—	$57.0	$—
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$13.3	$11.4	$39.0	$26.9
Midwest	(37.2)	15.6	(18.1)	23.5
Southeast	52.3	48.5	156.0	96.1
South Central	54.0	44.7	143.0	102.4
Southwest	8.2	7.7	19.7	24.6
West	68.0	57.5	192.6	129.5
Homebuilding pre-tax income	158.6	185.4	532.2	403.0
Financial services pre-tax income	13.2	19.7	31.2	52.1
Income before income taxes	$171.8	$205.1	$563.4	$455.1
________________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

	June 30, 2014	September 30, 2013
	(In millions)
Homebuilding Inventories (1)
East	$845.2	$742.9
Midwest	440.0	412.2
Southeast	1,860.3	1,508.5
South Central	1,643.9	1,443.6
Southwest	282.9	262.4
West	2,079.4	1,668.2
Corporate and unallocated (2)	223.9	159.6
Total homebuilding inventory	$7,375.6	$6,197.4
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE C – INVENTORY

At June 30, 2014, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary.

The Company performed detailed impairment evaluations of communities with a combined carrying value of $284.2 million and recorded impairment charges of $54.7 million to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairment charges, $48.8 million occurred in the Midwest region, primarily related to communities in Chicago that were purchased predominantly in 2004 through 2007 and had been previously impaired. In contrast to most of the Company's markets, the Chicago housing market remains very weak with sales absorptions and returns in these communities performing below management’s expectations given the size of the Company’s investments. During the current quarter, the Company reduced home prices and identified land parcels it intends to sell in these communities in an effort to increase sales pace, reduce inventories and improve cash flows and returns. During the nine months ended June 30, 2014, impairment charges totaled $57.0 million. There were no impairment charges recorded in the three and nine months ended June 30, 2013.

During the three months ended June 30, 2014 and 2013, the Company wrote off $2.1 million and $0.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. During the nine months ended June 30, 2014 and 2013, the Company wrote off $6.9 million and $4.0 million, respectively, of these deposits and costs.

At June 30, 2014 and September 30, 2013, the Company had $18.9 million and $34.0 million, respectively, of inventories that met the criteria of land held for sale, which is primarily included in land held for development and residential land and lots developed and under development in the consolidated balance sheets.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30, 2014	September 30, 2013
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2018	$—	$—
6.125% senior notes due 2014, net	—	145.8
2% convertible senior notes due 2014, net	—	478.7
5.625% senior notes due 2014, net	137.9	137.8
5.25% senior notes due 2015, net	157.6	157.5
5.625% senior notes due 2016, net	169.9	169.7
6.5% senior notes due 2016, net	372.6	372.5
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
3.75% senior notes due 2019	500.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured	4.4	8.4
	$3,142.4	$3,270.4
Financial Services:
Mortgage repurchase facility, maturing 2015	$302.9	$238.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

Homebuilding:

The Company has a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At June 30, 2014, there were no borrowings outstanding and $68.0 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2014, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

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

During April and May of 2014, the Company's outstanding 2% convertible senior notes were converted into 38.6 million shares of the Company's common stock. The conversion rate was 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2014. All of the $500 million authorization was remaining at June 30, 2014. On July 22, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities, which replaced the previous authorization and is effective through July 31, 2015.

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
June 30, 2014

$300 million to $325 million on the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter, excluding the quarter ending December 31, 2014.

As of June 30, 2014, $383.3 million of mortgage loans held for sale with a collateral value of $367.2 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $64.3 million, DHI Mortgage had an obligation of $302.9 million outstanding under the mortgage repurchase facility at June 30, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Capitalized interest, beginning of period	$183.7	$103.8	$137.1	$82.3
Interest incurred (1)	45.1	44.4	144.0	125.5
Interest expensed:
Directly to interest expense	—	—	—	(7.1)
Amortized to cost of sales	(34.2)	(28.6)	(86.5)	(81.1)
Written off with inventory impairments	(1.1)	—	(1.1)	—
Capitalized interest, end of period	$193.5	$119.6	$193.5	$119.6
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.2 million and $3.0 million in the three and nine months ended June 30, 2014, respectively, and $1.4 million and $3.4 million in the same periods of 2013.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2014, mortgage loans held for sale had an aggregate fair value of $419.2 million and an aggregate outstanding principal balance of $408.2 million. At September 30, 2013, mortgage loans held for sale had an aggregate fair value of $395.1 million and an aggregate outstanding principal balance of $381.1 million. The Company had net gains on sales of loans and servicing rights of $26.6 million and $71.0 million during the three and nine months ended June 30, 2014, respectively, compared to $32.3 million and $86.5 million in the same periods of fiscal 2013. Net gains on sales of loans and servicing rights

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

are included in financial services revenues in the consolidated statements of operations. Approximately 91% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2014 were sold to four major financial institutions, the largest of which represented 31% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and nine months ended June 30, 2014 and 2013 was not significant, is recognized in financial services revenues in the consolidated statements of operations. As of June 30, 2014, the Company had $212.5 million in mortgage loans held for sale not committed to third-party purchasers, and the notional amounts of the hedging instruments related to those loans totaled $211.6 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. Primarily, these representations and warranties involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At June 30, 2014 and September 30, 2013, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2014	September 30, 2013
	(In millions)
Other mortgage loans	$38.1	$35.9
Real estate owned	1.0	1.3
	$39.1	$37.2

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan recourse obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
	(In millions)
Loss reserves related to:
Other mortgage loans	$2.2	$3.2
Real estate owned	0.1	0.2
Loan repurchase and settlement obligations – known and expected	24.3	25.9
	$26.6	$29.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $395.4 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. As of June 30, 2014, the Company had a notional amount of approximately $28.0 million of best-efforts whole loan delivery commitments and a notional amount of $327.4 million of hedging instruments related to IRLCs not yet committed to purchasers.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2014 was $58.7 million and $196.1 million, respectively, compared to $59.1 million and $131.9 million in the same periods of fiscal 2013. The effective tax rate was 34.2% and 34.8% for the three and nine months ended June 30, 2014, respectively, compared to 28.8% and 29.0% in the same periods of fiscal 2013. The effective tax rates for the three and nine months ended June 30, 2014 include a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes. The Company’s tax benefit for the domestic production activities deduction was limited in fiscal 2013 because of utilization of a net operating loss (NOL) carryforward. The low effective tax rates during the 2013 periods were primarily due to a $9.3 million reduction in unrecognized tax benefits during the third quarter, while the nine-month period also included the effect of an $18.7 million reduction in the Company's valuation allowance on its deferred tax assets during the second quarter.

At June 30, 2014 and September 30, 2013, the Company had deferred tax assets, net of deferred tax liabilities, of $616.3 million and $617.6 million, respectively, partially offset by valuation allowances of $33.7 million and $31.0 million, respectively. The valuation allowance for both periods relates to the Company’s state deferred tax assets for NOL carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 9.1 million and 1.9 million shares of common stock were excluded from the computation of diluted earnings per share for the fiscal 2014 and 2013 periods, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Numerator:
Net income	$113.1	$146.0	$367.3	$323.2
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax	2.8	6.0	16.5	17.5
Numerator for diluted earnings per share after assumed conversions	$115.9	$152.0	$383.8	$340.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	349.7	322.6	332.4	321.8
Effect of dilutive securities:
Employee stock awards	3.2	4.4	3.1	4.6
Convertible senior notes	14.9	38.6	30.7	38.6
Denominator for diluted earnings per share — adjusted weighted average common shares	367.8	365.6	366.2	365.0

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

During April and May of 2014, the Company's outstanding 2% convertible senior notes were converted into 38.6 million shares of the Company's common stock. The conversion rate was 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Effective August 1, 2013, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2014. All of the $100 million authorization was remaining at June 30, 2014, and no common stock has been repurchased subsequent to June 30, 2014. On July 22, 2014, the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock, which replaced the previous authorization and is effective through July 31, 2015.

During the three months ended June 30, 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 27, 2014 to stockholders of record on May 15, 2014. In July 2014, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on August 18, 2014 to stockholders of record on August 8, 2014. During fiscal 2013, total cash dividends were $0.1875 per common share, all of which were approved and paid during the first quarter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE J – EMPLOYEE BENEFIT PLANS

Stock Options

On March 6, 2014, the Compensation Committee of the Board of Directors approved and granted stock options to executive officers, other officers and employees of the Company. The stock option grants were made to approximately 500 recipients, who collectively may purchase approximately 3.8 million shares of the Company's common stock at an exercise price of $23.86 per share, the closing market price of the Company's common stock on the date of grant. These options generally vest over a five-year period.

Restricted Stock Unit Agreement

In November 2013, the Compensation Committee of the Company's Board of Directors approved and granted awards of 350,000 performance based units (Performance Units) to the Chairman of the Board and the Chief Executive Officer of the Company that will vest at the end of a three-year performance period ending September 30, 2016. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are based on total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the performance period and may be paid in cash, equity or a combination of both. The Compensation Committee has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. These awards are accounted for as liability awards and compensation expense for these awards is recognized over the vesting period. The liability for these awards of $3.2 million at June 30, 2014 was based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at June 30, 2014. Compensation expense related to this grant was $1.3 million and $3.2 million for the three and nine months ended June 30, 2014, respectively.

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Warranty liability, beginning of period	$57.3	$57.3	$56.9	$56.8
Warranties issued	9.2	7.2	23.9	18.8
Changes in liability for pre-existing warranties	3.3	0.7	5.4	5.9
Settlements made	(8.5)	(8.0)	(24.9)	(24.3)
Warranty liability, end of period	$61.3	$57.2	$61.3	$57.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $457.6 million and $482.0 million at June 30, 2014 and September 30, 2013, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both June 30, 2014 and September 30, 2013, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $15.5 million and $13.3 million in the nine months ended June 30, 2014 and 2013, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2014, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and as a result the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $482.0 million at September 30, 2013 to $457.6 million at June 30, 2014 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors, and a decrease in the reserves caused by a decrease in the estimated cost to resolve future claims. These decreases were partially offset by an increase in reserves for homes closed during the current year that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2014 and 2013 were as follows:

	Nine Months Ended June 30,
	2014	2013
	(In millions)
Reserves for legal claims, beginning of period	$482.0	$544.9
Decrease in reserves	(5.7)	(13.9)
Payments	(18.7)	(22.7)
Reserves for legal claims, end of period	$457.6	$508.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $135.8 million, $162.1 million and $192.8 million at June 30, 2014, September 30, 2013 and June 30, 2013, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At June 30, 2014, the Company had total deposits of $47.0 million, consisting of cash deposits of $41.1 million and promissory notes, letters of credit and surety bonds of $5.9 million, to purchase land and lots with a total remaining purchase price of approximately $1.9 billion. A limited number of the land and lot option purchase contracts at June 30, 2014, representing $14.2 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At June 30, 2014, the Company had outstanding surety bonds of $829.4 million and letters of credit of $77.9 million to secure performance under various contracts. Of the total letters of credit, $68.0 million were issued under the Company's revolving credit facility, some of which were cash collateralized. The remaining $9.9 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks. At June 30, 2014 and September 30, 2013, the amount of cash restricted to collateralize letters of credit under the revolving credit facility and under secured letter of credit agreements totaled $14.3 million and $73.6 million, respectively, and is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
	(In millions)
Insurance receivables	$135.8	$162.1
Earnest money and refundable deposits	110.2	98.5
Accounts and notes receivable	29.7	24.1
Prepaid assets	43.9	49.4
Rental properties	50.5	41.3
Debt securities collateralized by residential real estate	20.8	20.3
Other assets	69.5	64.8
	$460.4	$460.5

The Company’s homebuilding accrued expenses and other liabilities at June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014	September 30, 2013
	(In millions)
Reserves for legal claims	$457.6	$482.0
Employee compensation and related liabilities	138.0	130.2
Warranty liability	61.3	56.9
Accrued interest	47.3	34.0
Federal and state income tax liabilities	15.1	29.9
Inventory related accruals	55.5	46.3
Homebuyer deposits	52.6	39.3
Accrued property taxes	18.8	30.0
Other liabilities	33.2	37.4
	$879.4	$886.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

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
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:

▪	inventory held and used;

▪	inventory available for sale;

▪	certain mortgage loans; and

▪	rental properties and other real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2014.

		Fair Value at June 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	409.9	9.3	419.2
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.5	—	3.5
Forward sales of MBS	Other liabilities	—	(4.6)	—	(4.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

		Fair Value at September 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	389.4	5.7	395.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	7.0	—	7.0
Forward sales of MBS	Other liabilities	—	(8.8)	—	(8.8)
Best-efforts and mandatory commitments	Other liabilities	—	(3.1)	—	(3.1)

	Level 3 Assets at Fair Value for the
	Nine Months Ended June 30, 2014
	Balance at September 30, 2013	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in/(out) of Level 3	Balance at June 30, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$0.5	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	5.7	0.7	—	(0.5)	—	3.4	9.3

(a)
In October 2012, the Company purchased defaulted debt securities which are secured by residential real estate. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. At June 30, 2014, the fair value of these securities was based on a recent agreement with an outside third party to sell the securities. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at June 30, 2014 includes $9.3 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2014 and September 30, 2013:

		Fair Value at	Fair Value at
		June 30, 2014	September 30, 2013
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$46.6	$0.5
Inventory available for sale (a) (c)	Inventories	8.7	10.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	18.8	22.6
Real estate owned (a) (d)	Other assets	0.8	0.7
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2014 and September 30, 2013:

	Carrying Value	Fair Value at June 30, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$538.5	$538.5	$—	$—	$538.5
Restricted cash (a)	20.1	20.1	—	—	20.1
Senior notes (b)	3,138.0	—	3,244.4	—	3,244.4
Financial Services:
Cash and cash equivalents (a)	36.5	36.5	—	—	36.5
Mortgage repurchase facility (a)	302.9	—	—	302.9	302.9

	Carrying Value	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$913.3	$913.3	$—	$—	$913.3
Restricted cash (a)	77.8	77.8	—	—	77.8
Senior notes (b)	2,783.3	—	2,811.5	—	2,811.5
Convertible senior notes (b)	478.7	—	762.4	—	762.4
Financial Services:
Cash and cash equivalents (a)	23.2	23.2	—	—	23.2
Mortgage repurchase facility (a)	238.6	—	—	238.6	238.6
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company's senior notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company's homebuilding subsidiaries (collectively, Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company's subsidiaries engaged in the financial services segment and certain other subsidiaries do not guarantee the Company's senior notes and the unsecured revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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

The Company revised its condensed consolidating statement of cash flows for the nine months ended June 30, 2013 to reflect the change in intercompany advances in the D.R. Horton, Inc. column as an investing activity. Such amount was previously labeled net change in intercompany receivables/payables and classified as a financing activity. The revision resulted in an increase in cash provided by financing activities and an increase in cash used in investing activities in the D.R. Horton, Inc. column in the amount of $714.3 million. This revision had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statement of cash flows in this Supplemental Guarantor Information note, and the Company determined the revision was not material. As other prior period financial information is presented, the Company will similarly revise the condensed consolidating statements of cash flows in its future filings.

During the quarter ended March 31, 2014, the Company identified an error with respect to its condensed consolidating statement of cash flows for the three months ended December 31, 2013. The Company will revise the condensed consolidating statement of cash flows when it is presented as comparative information in the Company’s December 31, 2014 quarterly report. The revision will increase net cash used in operating activities in the D.R. Horton, Inc. column by $32.0 million and decrease intercompany advances and net cash used in investing activities in the D.R. Horton, Inc. column by $32.0 million. The revision will also decrease net cash used in operating activities in the Guarantor Subsidiaries column by $32.0 million and decrease intercompany advances and cash provided by financing activities in the Guarantor Subsidiaries column by $32.0 million. The revision described above corrects the classification of the cash flows related to the purchase of the homebuilding operations of Regent Homes. The error, which the Company determined is not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc., Guarantor Subsidiaries and Eliminations columns of the condensed consolidating statement of cash flows in the Supplemental Guarantor Information note for the quarter ended December 31, 2013. Such amounts have been appropriately reflected in the condensed consolidating statement of cash flows for the nine months ended June 30, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$467.5	$65.1	$42.4	$—	$575.0
Restricted cash	18.3	1.8	—	—	20.1
Investments in subsidiaries	2,742.6	—	—	(2,742.6)	—
Inventories	2,624.0	4,740.5	11.1	—	7,375.6
Deferred income taxes	201.6	381.0	—	—	582.6
Property and equipment, net	47.8	49.2	35.9	—	132.9
Other assets	147.9	252.7	115.8	—	516.4
Mortgage loans held for sale	—	—	419.2	—	419.2
Goodwill	—	94.8	—	—	94.8
Intercompany receivables	2,248.6	—	—	(2,248.6)	—
Total Assets	$8,498.3	$5,585.1	$624.4	$(4,991.2)	$9,716.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$392.6	$776.0	$132.8	$—	$1,301.4
Intercompany payables	—	2,219.5	29.1	(2,248.6)	—
Notes payable	3,139.5	2.9	302.9	—	3,445.3
Total Liabilities	3,532.1	2,998.4	464.8	(2,248.6)	4,746.7
Total stockholders’ equity	4,966.2	2,586.7	155.9	(2,742.6)	4,966.2
Noncontrolling interests	—	—	3.7	—	3.7
Total Equity	4,966.2	2,586.7	159.6	(2,742.6)	4,969.9
Total Liabilities & Equity	$8,498.3	$5,585.1	$624.4	$(4,991.2)	$9,716.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$653.8	$1,445.5	$3.6	$—	$2,102.9
Cost of sales	523.2	1,198.8	3.5	—	1,725.5
Gross profit	130.6	246.7	0.1	—	377.4
Selling, general and administrative expense	102.3	116.0	3.6	—	221.9
Equity in (income) of subsidiaries	(143.2)	—	—	143.2	—
Other (income)	(0.3)	(0.9)	(1.9)	—	(3.1)
Homebuilding pre-tax income (loss)	171.8	131.6	(1.6)	(143.2)	158.6
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	44.1	—	44.1
General and administrative expense	—	—	33.8	—	33.8
Interest and other (income)	—	—	(2.9)	—	(2.9)
Financial services pre-tax income	—	—	13.2	—	13.2
Income before income taxes	171.8	131.6	11.6	(143.2)	171.8
Income tax expense	58.7	44.9	4.1	(49.0)	58.7
Net income	$113.1	$86.7	$7.5	$(94.2)	$113.1
Comprehensive income	$113.1	$86.7	$7.5	$(94.2)	$113.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,780.0	$3,645.4	$9.7	$—	$5,435.1
Cost of sales	1,406.1	2,903.3	9.5	—	4,318.9
Gross profit	373.9	742.1	0.2	—	1,116.2
Selling, general and administrative expense	279.4	306.0	7.8	—	593.2
Equity in (income) of subsidiaries	(467.8)	—	—	467.8	—
Other (income)	(1.1)	(2.8)	(5.3)	—	(9.2)
Homebuilding pre-tax income (loss)	563.4	438.9	(2.3)	(467.8)	532.2
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	117.4	—	117.4
General and administrative expense	—	—	93.7	—	93.7
Interest and other (income)	—	—	(7.5)	—	(7.5)
Financial services pre-tax income	—	—	31.2	—	31.2
Income before income taxes	563.4	438.9	28.9	(467.8)	563.4
Income tax expense	196.1	152.8	10.1	(162.9)	196.1
Net income	$367.3	$286.1	$18.8	$(304.9)	$367.3
Comprehensive income	$367.3	$286.4	$18.8	$(304.9)	$367.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$534.1	$1,107.6	$2.8	$—	$1,644.5
Cost of sales	412.7	878.4	4.3	—	1,295.4
Gross profit (loss)	121.4	229.2	(1.5)	—	349.1
Selling, general and administrative expense	78.3	87.4	1.8	—	167.5
Equity in (income) of subsidiaries	(161.4)	—	—	161.4	—
Other (income)	(0.6)	(1.5)	(1.7)	—	(3.8)
Homebuilding pre-tax income (loss)	205.1	143.3	(1.6)	(161.4)	185.4
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	48.3	—	48.3
General and administrative expense	—	—	31.3	—	31.3
Interest and other (income)	—	—	(2.7)	—	(2.7)
Financial services pre-tax income	—	—	19.7	—	19.7
Income before income taxes	205.1	143.3	18.1	(161.4)	205.1
Income tax expense	59.1	38.7	1.9	(40.6)	59.1
Net income	$146.0	$104.6	$16.2	$(120.8)	$146.0
Comprehensive income	$146.0	$106.5	$16.2	$(120.8)	$147.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,381.7	$2,878.2	$8.2	$—	$4,268.1
Cost of sales	1,094.3	2,300.3	12.4	—	3,407.0
Gross profit (loss)	287.4	577.9	(4.2)	—	861.1
Selling, general and administrative expense	217.8	240.7	4.8	—	463.3
Equity in (income) of subsidiaries	(388.6)	—	—	388.6	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(2.0)	(3.8)	(4.5)	—	(10.3)
Homebuilding pre-tax income (loss)	455.1	341.0	(4.5)	(388.6)	403.0
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	131.3	—	131.3
General and administrative expense	—	—	84.9	—	84.9
Interest and other (income)	—	—	(5.7)	—	(5.7)
Financial services pre-tax income	—	—	52.1	—	52.1
Income before income taxes	455.1	341.0	47.6	(388.6)	455.1
Income tax expense	131.9	86.3	4.2	(90.5)	131.9
Net income	$323.2	$254.7	$43.4	$(298.1)	$323.2
Comprehensive income	$323.0	$256.6	$43.4	$(298.1)	$324.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(259.5)	$(281.7)	$6.1	$(40.0)	$(575.1)
INVESTING ACTIVITIES
Purchases of property and equipment	(17.9)	(23.7)	(8.3)	—	(49.9)
Decrease (increase) in restricted cash	58.2	(0.6)	0.1	—	57.7
Net principal increase of other mortgage loans and real estate owned	—	—	(2.8)	—	(2.8)
Intercompany advances	(329.0)	—	—	329.0	—
Payments related to acquisition of a business	(222.7)	—	—	—	(222.7)
Net cash used in investing activities	(511.4)	(24.3)	(11.0)	329.0	(217.7)
FINANCING ACTIVITIES
Proceeds from notes payable	622.0	—	64.3	—	686.3
Repayment of notes payable	(273.9)	—	—	—	(273.9)
Intercompany advances	—	332.7	(3.7)	(329.0)	—
Proceeds from stock associated with certain employee benefit plans	43.1	—	—	—	43.1
Excess income tax benefit from employee stock awards	1.6	—	—	—	1.6
Cash dividends paid	(25.8)	—	(40.0)	40.0	(25.8)
Net cash provided by financing activities	367.0	332.7	20.6	(289.0)	431.3
(Decrease) increase in cash and cash equivalents	(403.9)	26.7	15.7	—	(361.5)
Cash and cash equivalents at beginning of period	871.4	38.4	26.7	—	936.5
Cash and cash equivalents at end of period	$467.5	$65.1	$42.4	$—	$575.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(440.1)	$(688.7)	$22.5	$(30.0)	$(1,136.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(21.7)	(15.4)	(3.5)	—	(40.6)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(18.5)	(0.8)	—	—	(19.3)
Net principal increase of other mortgage loans and real estate owned	—	—	(1.0)	—	(1.0)
Purchase of debt securities collateralized by residential real estate	—	(18.6)	—	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	—	1.4	—	—	1.4
Intercompany advances	(714.3)	—	—	714.3	—
Payments related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash used in investing activities	(467.4)	(33.4)	(4.5)	714.3	209.0
FINANCING ACTIVITIES
Proceeds from notes payable	860.1	—	31.9	—	892.0
Repayment of notes payable	(342.1)	—	—	—	(342.1)
Intercompany advances	—	724.2	(9.9)	(714.3)	—
Proceeds from stock associated with certain employee benefit plans	27.9	—	—	—	27.9
Cash dividends paid	(60.2)	—	(30.0)	30.0	(60.2)
Net cash provided by (used in) financing activities	485.7	724.2	(8.0)	(684.3)	517.6
(Decrease) increase in cash and cash equivalents	(421.8)	2.1	10.0	—	(409.7)
Cash and cash equivalents at beginning of period	968.9	56.3	22.5	—	1,047.7
Cash and cash equivalents at end of period	$547.1	$58.4	$32.5	$—	$638.0

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

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 27 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Breland Homes, Regent Homes, Express Homes and Crown Communities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $1,000,000, with an average closing price of $269,300 during the nine months ended June 30, 2014. Approximately 90% and 91% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2014 and 2013, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	New Mexico	Las Cruces
	Suburban Washington, D.C.	Oklahoma	Oklahoma City
New Jersey	North New Jersey	Texas	Austin
	South New Jersey		Dallas
North Carolina	Charlotte		El Paso
	Fayetteville		Fort Worth
	Greensboro/Winston-Salem		Houston
	Jacksonville		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		Rio Grande Valley
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bay Area
Colorado	Colorado Springs		Central Valley
	Denver		Imperial Valley
	Fort Collins		Los Angeles County
Illinois	Chicago		Riverside County
Indiana	Northern Indiana		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Huntsville		Maui
	Mobile		Oahu
	Montgomery	Nevada	Las Vegas
	Tuscaloosa		Reno
Florida	Fort Myers/Naples	Oregon	Portland
	Jacksonville	Utah	Salt Lake City
	Lakeland	Washington	Seattle/Tacoma
	Melbourne/Vero Beach		Vancouver
Miami/West Palm Beach
Orlando
Pensacola/Panama City
Tampa/Sarasota
Volusia County
Georgia	Atlanta
Augusta
Middle Georgia
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Nashville

OVERVIEW

During fiscal 2013 and for the first half of fiscal 2014, new home prices increased significantly in many of our markets as housing demand increased and the supply of homes for sale was low. The increases in new home prices have recently begun to moderate, while overall demand is relatively stable across most of our operating markets. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse builder in the United States provides a strong platform for us to compete for new home sales. Over the past three years, we have significantly increased our investments in land, lot and home inventories in most of our markets, while maintaining a strong balance sheet and liquidity position. In fiscal 2013, we introduced our Emerald Homes brand to expand our product offerings to include more move-up and luxury homes. In fiscal 2014, we have introduced our Express Homes brand to offer more affordable homes for entry-level buyers, who we believe are currently under-served in the new home market. Both of these new offerings are being introduced across our operating markets over the next year, which will significantly broaden our product diversity.

During the third quarter of fiscal 2014, the number and value of our net sales orders increased 25% and 32%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 19% and 28%, respectively, compared to the prior year quarter. We have generated pre-tax income of $171.8 million and $563.4 million during the current quarter and fiscal year-to-date periods. We believe our business is well-positioned for the future and we are focused on operating each of our communities by effectively managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels in a manner that will optimize the returns on our inventory investments.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy; therefore, we expect that housing market conditions will vary across our markets. The U.S. economy appears to be slowly improving, which we expect will allow slow to moderate overall growth in housing demand, concentrated in markets where job growth is occurring. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

STRATEGY

Demand for new homes has been relatively stable across most of our operating markets recently, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations and opportunistically pursue business acquisitions. Our operating strategy is focused on leveraging our strong financial and competitive position to generate strong profitability, improve cash flows and increase our returns on invested capital. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry level, move up and luxury homebuyers based on consumer demand in each market.

•
Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand, align with finished lot supply and construction activity and optimize returns on inventory investments and cash flows.

•	Entering into option purchase contracts to control land and finished lots, where possible, which mitigates many of the risks of land ownership.

•
Investing in land, land development and opportunistic acquisitions of homebuilding companies in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

•
Managing our inventory of homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing unsold, completed homes in inventory.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our SG&A expense infrastructure to match production levels.

Our operating strategy has produced positive results in recent years and the first three quarters of fiscal 2014. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position during the remainder of fiscal 2014.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2014, as compared to the same period of 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 28% to $2.1 billion.

•	Homes closed increased 19% to 7,676 homes, and the average closing price of those homes increased 8% to $272,300.

•	Net sales orders increased 25% to 8,551 homes, and the value of net sales orders increased 32% to $2.4 billion.

•	Sales order backlog increased 15% to 11,365 homes, and the value of sales order backlog increased 26% to $3.3 billion.

•	Home sales gross margins decreased 70 basis points to 20.7%.

•	Inventory and land option charges were $56.8 million, compared to $0.8 million.

•	Homebuilding SG&A expenses increased as a percentage of homebuilding revenues by 40 basis points to 10.6%.

•	Homebuilding pre-tax income decreased 14% to $158.6 million, compared to $185.4 million.

•	Homebuilding cash totaled $538.5 million, compared to $913.3 million and $607.8 million at September 30, 2013 and June 30, 2013, respectively.

•	Homebuilding inventories totaled $7.4 billion, compared to $6.2 billion and $5.9 billion at September 30, 2013 and June 30, 2013, respectively.

•	Homes in inventory totaled 20,500, compared to 17,000 and 17,500 at September 30, 2013 and June 30, 2013, respectively.

•	Owned and controlled lots totaled 178,500, compared to 180,900 and 189,800 at September 30, 2013 and June 30, 2013, respectively.

•	Homebuilding debt was $3.1 billion, compared to $3.3 billion and $2.9 billion at September 30, 2013 and June 30, 2013, respectively.

•
Gross homebuilding debt to total capital was 38.7%, decreasing from 44.6% and 42.3% at September 30, 2013 and June 30, 2013, respectively. Net homebuilding debt to total capital was 34.4%, decreasing from 36.7% and 36.6% at September 30, 2013 and June 30, 2013, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 9% to $44.1 million.

•	Financial services pre-tax income decreased 33% to $13.2 million.

Consolidated Results:

•	Consolidated pre-tax income decreased 16% to $171.8 million, compared to $205.1 million.

•	Net income decreased 23% to $113.1 million, compared to $146.0 million.

•	Diluted earnings per share decreased 24% to $0.32, compared to $0.42.

•	Total equity was $5.0 billion, compared to $4.1 billion and $3.9 billion at September 30, 2013 and June 30, 2013, respectively.

Key financial results as of and for the nine months ended June 30, 2014, as compared to the same period of 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 27% to $5.4 billion.

•	Homes closed increased 16% to 20,058 homes, and the average closing price of those homes increased 10% to $269,300.

•	Net sales orders increased 13% to 22,574 homes, and the value of net sales orders increased 23% to $6.3 billion.

•	Home sales gross margins increased 140 basis points to 21.7%.

•	Inventory and land option charges were $63.9 million, compared to $4.0 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues were 10.9% in both periods.

•	Homebuilding pre-tax income increased 32% to $532.2 million, compared to $403.0 million.

•	Net cash used in operating activities was $575.1 million, compared to $1.1 billion.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 11% to $117.4 million.

•	Financial services pre-tax income decreased 40% to $31.2 million.

Consolidated Results:

•	Consolidated pre-tax income increased 24% to $563.4 million, compared to $455.1 million.

•	Net income increased 14% to $367.3 million, compared to $323.2 million.

•	Diluted earnings per share increased 13% to $1.05, compared to $0.93.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2014 and 2013.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,051	715	47%	$291.2	$198.7	47%	$277,100	$277,900	—%
Midwest	411	472	(13)%	150.7	161.7	(7)%	366,700	342,600	7%
Southeast	2,508	1,929	30%	636.6	467.9	36%	253,800	242,600	5%
South Central	2,777	2,181	27%	613.8	468.7	31%	221,000	214,900	3%
Southwest	334	428	(22)%	74.1	87.6	(15)%	221,900	204,700	8%
West	1,470	1,097	34%	639.3	444.0	44%	434,900	404,700	7%
	8,551	6,822	25%	$2,405.7	$1,828.6	32%	$281,300	$268,000	5%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	2,783	2,062	35%	$773.2	$561.3	38%	$277,800	$272,200	2%
Midwest	1,058	1,201	(12)%	389.1	403.2	(3)%	367,800	335,700	10%
Southeast	6,487	5,838	11%	1,638.0	1,363.8	20%	252,500	233,600	8%
South Central	7,513	6,356	18%	1,654.4	1,313.4	26%	220,200	206,600	7%
Southwest	1,007	1,154	(13)%	219.5	236.0	(7)%	218,000	204,500	7%
West	3,726	3,349	11%	1,624.6	1,261.2	29%	436,000	376,600	16%
	22,574	19,960	13%	$6,298.8	$5,138.9	23%	$279,000	$257,500	8%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	348	228	$91.4	$61.3	25%	24%
Midwest	91	80	33.5	25.4	18%	14%
Southeast	912	666	218.3	147.9	27%	26%
South Central	825	827	181.1	164.0	23%	27%
Southwest	150	200	30.3	37.6	31%	32%
West	345	179	152.3	64.5	19%	14%
	2,671	2,180	$706.9	$500.7	24%	24%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	764	548	$196.9	$137.7	22%	21%
Midwest	184	176	67.4	55.2	15%	13%
Southeast	2,019	1,654	472.9	351.4	24%	22%
South Central	2,191	1,997	472.4	384.9	23%	24%
Southwest	402	513	80.2	98.7	29%	31%
West	760	588	330.0	200.2	17%	15%
	6,320	5,476	$1,619.8	$1,228.1	22%	22%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 32%, to $2,405.7 million (8,551 homes) for the three months ended June 30, 2014, from $1,828.6 million (6,822 homes) for the same period of 2013. The value of net sales orders increased 23%, to $6,298.8 million (22,574 homes) for the nine months ended June 30, 2014, from $5,138.9 million (19,960 homes) for the same period of 2013. The increases in sales order value resulted from increases in both volume and average selling price as we have expanded our operations and increased our market share in many of our markets over the past year.

The number of net sales orders increased 25% and 13% and the average price of our net sales orders increased 5% to $281,300 and 8% to $279,000 during the three and nine months ended June 30, 2014, respectively, compared to the prior year periods. The largest percentage increase in net sales orders occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 206 and 438 net sales orders to the East region during the three and nine months ended June 30, 2014, respectively. Crown Communities also contributed 216 net sales orders to the Southeast region in both the three and nine months ended June 30, 2014. The decreases in net sales orders that occurred in our Midwest and Southwest regions were primarily due to decreases in sales orders in our Minnesota, Chicago, Colorado, Phoenix and Albuquerque markets. We believe our business is well positioned for the future; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market. We expect our sales volumes will vary significantly across our operating markets.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% and 22% in the three and nine months ended June 30, 2014, respectively, compared to 24% and 22% in the same periods of 2013.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,488	1,012	47%	$425.9	$282.2	51%	$286,200	$278,900	3%
Midwest	556	598	(7)%	210.1	200.8	5%	377,900	335,800	13%
Southeast	3,502	3,242	8%	925.8	778.7	19%	264,400	240,200	10%
South Central	3,813	3,091	23%	879.6	663.2	33%	230,700	214,600	8%
Southwest	486	674	(28)%	107.7	129.8	(17)%	221,600	192,600	15%
West	1,520	1,294	17%	703.5	529.3	33%	462,800	409,000	13%
	11,365	9,911	15%	$3,252.6	$2,584.0	26%	$286,200	$260,700	10%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. The largest percentage increase in our sales order backlog occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Crown Communities and Regent Homes, which contributed 367 homes to our East region backlog and 336 homes to our Southeast region backlog at June 30, 2014.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	911	622	46%	$244.6	$163.2	50%	$268,500	$262,400	2%
Midwest	376	442	(15)%	132.7	147.6	(10)%	352,900	333,900	6%
Southeast	2,363	1,886	25%	584.4	425.6	37%	247,300	225,700	10%
South Central	2,443	2,047	19%	528.2	414.5	27%	216,200	202,500	7%
Southwest	352	415	(15)%	74.1	86.1	(14)%	210,500	207,500	1%
West	1,231	1,052	17%	526.3	393.8	34%	427,500	374,300	14%
	7,676	6,464	19%	$2,090.3	$1,630.8	28%	$272,300	$252,300	8%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	2,416	1,713	41%	$637.9	$449.6	42%	$264,000	$262,500	1%
Midwest	958	1,028	(7)%	338.4	329.9	3%	353,200	320,900	10%
Southeast	6,100	4,805	27%	1,496.5	1,050.0	43%	245,300	218,500	12%
South Central	6,397	5,497	16%	1,370.7	1,083.7	26%	214,300	197,100	9%
Southwest	996	1,179	(16)%	207.8	241.0	(14)%	208,600	204,400	2%
West	3,191	3,067	4%	1,349.8	1,068.6	26%	423,000	348,400	21%
	20,058	17,289	16%	$5,401.1	$4,222.8	28%	$269,300	$244,200	10%

Home Sales Revenue

Revenues from home sales increased 28%, to $2,090.3 million (7,676 homes closed) for the three months ended June 30, 2014, from $1,630.8 million (6,464 homes closed) for the comparable period of 2013. Revenues from home sales increased 28%, to $5,401.1 million (20,058 homes closed) for the nine months ended June 30, 2014, from $4,222.8 million (17,289 homes closed) for the comparable period of 2013. During the current year periods, home sales revenues increased in most of our regions due to our increased inventory investments and market share in many of our markets.

The number of homes closed in the three and nine months ended June 30, 2014 increased 19% and 16%, respectively, from the comparable periods of 2013, due to increases in four of our market regions. The most significant percentage increase occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 161 and 410 closings to the East region during the three and nine months ended June 30, 2014, respectively. Crown Communities also contributed 185 closings to the Southeast region in both the three and nine months ended June 30, 2014. Home closings also increased significantly in our Southeast region where the highest percentage increases occurred in our Jacksonville, Orlando and Atlanta markets, and in our South Central region where the highest percentage increases occurred in our Fort Worth, Dallas and Houston markets. The decrease in home closings in our Southwest region was primarily due to weak demand in the Phoenix and Albuquerque markets compared to a year ago. The decrease in our Midwest region was largely attributable to the Colorado and Chicago markets.

The average selling price of homes closed during the three months ended June 30, 2014 was $272,300, up 8% from the $252,300 average for the same period of 2013. The average selling price of homes closed during the nine months ended June 30, 2014 was $269,300, up 10% from the $244,200 average for the same period of 2013. As demand has begun to stabilize across our markets, we expect increases in our overall average sales prices will continue to moderate in future periods. However, we are focused on managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels in each community in a manner that will optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Gross profit – Home sales	20.7%	21.4%	21.7%	20.3%
Gross profit – Land/lot sales and other	15.1%	4.4%	19.1%	14.3%
Inventory and land option charges	(2.7)%	—%	(1.2)%	(0.1)%
Gross profit – Total homebuilding	17.9%	21.2%	20.5%	20.2%
Selling, general and administrative expense	10.6%	10.2%	10.9%	10.9%
Interest expense	—%	—%	—%	0.1%
Other (income)	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Homebuilding pre-tax income	7.5%	11.3%	9.8%	9.4%

Home Sales Gross Profit

Gross profit from home sales increased 24%, to $432.3 million in the three months ended June 30, 2014, from $349.3 million in the comparable period of 2013, and decreased 70 basis points to 20.7% as a percentage of home sales revenues. Approximately 60 basis points of the decrease in the home sales gross profit percentage was due to higher costs for warranty and construction defect claims as a percentage of home sales revenue. Approximately 40 basis points of the decrease related to purchase accounting adjustments for the acquisitions of Crown Communities and Regent Homes, which increased the acquired inventories to fair value as of the date of the acquisitions. Partially offsetting these decreases was an increase in the home sales gross profit percentage of approximately 20 basis points resulting from an increase in the average selling price of our homes closed in excess of increases in the average cost of our homes closed. Also, gross profit was increased by 10 basis points due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues.

Gross profit from home sales increased 37%, to $1,173.6 million in the nine months ended June 30, 2014, from $858.6 million in the comparable period of 2013, and increased 140 basis points to 21.7% as a percentage of home sales revenues. This gross profit increase was attributable to a 120 basis point increase resulting from the average selling price of our homes increasing by more than the average home cost, a 30 basis point increase resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and a 10 basis point increase resulting from lower costs for warranty and construction defect claims as a percentage of home sales revenue. Partially offsetting these increases was a 20 basis point decrease from purchase accounting adjustments related to the acquisitions of Crown Communities and Regent Homes.

Our gross profit margins during fiscal 2013 and throughout the first half of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, while we limited increases in construction costs. Our gross profit margins also benefited from reduced interest amortized to cost of sales as our average borrowing costs declined. As housing demand stabilizes, we expect any increases in our average sales prices will continue to moderate, while our construction costs will likely increase. Also, we will continue to manage the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments. These factors caused our gross profit margins in the current quarter to decline as compared to the first two quarters of this fiscal year, and they could cause further declines in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $12.6 million and $34.0 million in the three and nine months ended June 30, 2014, respectively, and $13.7 million and $45.3 million in the comparable periods of 2013. Revenues in the three and nine months ended June 30, 2013 included revenue of $3.0 million and $18.2 million, respectively, from a long-term construction project for which we served as the general contractor. Fluctuations in revenues from land sales occur as we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels which we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of June 30, 2014, we had $18.9 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2014, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities with a combined carrying value of $284.2 million, and we recorded impairment charges of $54.7 million to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairment charges, $48.8 million occurred in our Midwest region, primarily related to communities in Chicago that were purchased predominantly in 2004 through 2007 and had been previously impaired. In contrast to most of our markets, the Chicago housing market remains very weak with sales absorptions and returns in these communities performing below our expectations given the size of our investments. During the current quarter, we reduced prices and identified land parcels we intend to sell in these communities in an effort to increase sales pace, reduce inventories and improve cash flows and returns. During the nine months ended June 30, 2014, impairment charges totaled $57.0 million. There were no impairment charges recorded in the three and nine months ended June 30, 2013.

As we execute our strategy to allocate and actively manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. Also, if housing or economic conditions are weak in specific markets in which we operate, or if conditions weaken in the broader economy or homebuilding industry, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges.

During the three months ended June 30, 2014 and 2013, we wrote off $2.1 million and $0.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. During the nine months ended June 30, 2014 and 2013, we wrote off $6.9 million and $4.0 million, respectively, of these deposits and costs. At June 30, 2014, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $47.0 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 32% to $221.9 million and 28% to $593.2 million in the three and nine months ended June 30, 2014, respectively, from $167.5 million and $463.3 million in the same periods of 2013. As a percentage of homebuilding revenues, SG&A expense increased 40 basis points to 10.6% in the three months ended June 30, 2014 from 10.2% in the comparable period of 2013, and was consistent at 10.9% in the nine months ended June 30, 2014 and 2013.

The largest component of our homebuilding SG&A expense is employee compensation and related costs, which represented 65% of SG&A costs in both the three and nine months ended June 30, 2014, compared to 66% in the same periods of 2013. These costs increased by 31% to $145.0 million and by 26% to $384.1 million in the three and nine months ended June 30, 2014, respectively, mainly due to an increase in our number of employees and an increase in incentive compensation related to the increase in profitability in many of our divisions in the current year periods as compared to the prior year periods. Our homebuilding operations employed approximately 4,290 and 3,410 employees at June 30, 2014 and 2013, respectively.

Our homebuilding SG&A expense as a percentage of revenues can vary significantly between periods, depending largely on the fluctuations in revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price and our performance compared to our peer group can cause significant changes in the value of these awards and in our compensation expense. Compensation expense related to these liability awards was $5.3 million and $11.2 million during the three and nine months ended June 30, 2014, respectively, compared to $0.1 million and $7.9 million in the same periods of 2013. We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing the three months ended June 30, 2014 with the same period of 2013, interest incurred increased 2% to $45.1 million due to a 15% increase in our average debt. Comparing the nine months ended June 30, 2014 with the same period of 2013, interest incurred increased 15% to $144.0 million due to a 24% increase in our average debt. Interest incurred in both periods increased by a lower percentage than the increase in our average debt as a result of a decrease in the average interest rate of our debt as compared to the prior year periods.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During much of the last few years, our active inventory was lower than our debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, our active inventory has exceeded our debt level, and all interest incurred during those periods was capitalized to inventory. As a result, no interest was expensed during the three and nine months ended June 30, 2014 or during the three months ended June 30, 2013, while $7.1 million of interest was expensed during the nine months ended June 30, 2013. Interest amortized to cost of sales declined to 2.0% of total home and land/lot cost of sales in both the three and nine months ended June 30, 2014, from 2.2% and 2.4%, respectively, in the same periods of 2013 due to the growth in our active inventory relative to our debt balance and a decrease in the average interest rate on our outstanding debt. We do not expect interest amortized to cost of sales as a percentage of total home and land/lot cost of sales to decline as significantly in future periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.1 million and $9.2 million in the three and nine months ended June 30, 2014, respectively, compared to $3.8 million and $10.3 million in the same periods of 2013. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

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

In May 2014, we acquired the homebuilding operations of Crown Communities for $209.6 million in cash, of which $21.4 million was paid subsequent to June 30, 2014. Crown Communities operates in Georgia, South Carolina and eastern Alabama. The assets acquired included approximately 640 homes in inventory, 2,350 lots and control of approximately 3,400 additional lots through option contracts. We also acquired a sales order backlog of 431 homes valued at $113.6 million. Subsequent to the acquisition, Crown Communities closed 254 homes and generated home sales revenues of $65.8 million during the period ended June 30, 2014.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$251.3	$13.3	5.3%	$163.3	$11.4	7.0%
Midwest	133.1	(37.2)	(27.9)%	147.6	15.6	10.6%
Southeast	584.4	52.3	8.9%	425.6	48.5	11.4%
South Central	533.3	54.0	10.1%	414.5	44.7	10.8%
Southwest	74.1	8.2	11.1%	86.1	7.7	8.9%
West	526.7	68.0	12.9%	407.4	57.5	14.1%
	$2,102.9	$158.6	7.5%	$1,644.5	$185.4	11.3%

	Nine Months Ended June 30,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$644.6	$39.0	6.1%	$454.4	$26.9	5.9%
Midwest	338.8	(18.1)	(5.3)%	329.9	23.5	7.1%
Southeast	1,503.0	156.0	10.4%	1,050.3	96.1	9.1%
South Central	1,384.9	143.0	10.3%	1,089.1	102.4	9.4%
Southwest	207.8	19.7	9.5%	241.0	24.6	10.2%
West	1,356.0	192.6	14.2%	1,103.4	129.5	11.7%
	$5,435.1	$532.2	9.8%	$4,268.1	$403.0	9.4%
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

East Region — Homebuilding revenues increased 54% and 42% in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013, primarily due to an increase in the number of homes closed in our Charlotte market which benefited from our acquisition of Regent Homes. The region also benefited from our acquisition of Crown Communities in May 2014, which added 69 homes closed to both current year periods. The region generated pre-tax income of $13.3 million and $39.0 million in the three and nine months ended June 30, 2014, respectively, compared to $11.4 million and $26.9 million for the same periods of 2013, primarily as a result of increases in revenues. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 260 and 70 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013, largely due to purchase accounting adjustments for the two acquisitions which increased the acquired inventories to fair value as of the date of the acquisitions. As a percentage of homebuilding revenues, SG&A expenses decreased by 190 and 110 basis points in the three and nine months ended June 30, 2014, respectively, compared to the prior year periods, due to the increase in revenues.

Midwest Region — Homebuilding revenues decreased 10% and increased 3% in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013. The decrease in homebuilding revenues during the three-month period ended June 30, 2014 was primarily due to a decrease in the number of homes closed, particularly in our Denver market. The region generated pre-tax losses of $37.2 million and $18.1 million in the three and nine months ended June 30, 2014, respectively, compared to pre-tax income of $15.6 million and $23.5 million for the same periods of 2013, largely due to $48.8 million of inventory impairments, primarily in our Chicago market. Home sales gross profit percentage increased 40 and 300 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013. Fluctuations in the region's home sales gross profit percentages over these periods were largely due to the timing of settling construction defect claims and the receipt of reimbursements related to construction defect claims, most of which related to our Denver market in the nine-month period. As a percentage of homebuilding revenues, SG&A expenses increased by 210 and 110 basis points in the three and nine months ended June 30, 2014, respectively, compared to the prior year periods, due to revenues decreasing more than SG&A expenses.

Southeast Region — Homebuilding revenues increased 37% and 43% in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Jacksonville, Orlando, Atlanta and South Florida markets contributed most to the overall increase in homebuilding revenues in the region. The region also benefited from our acquisition of Crown Communities in May 2014, which added 185 homes closed to both periods of 2014. The region generated pre-tax income of $52.3 million and $156.0 million in the three and nine months ended June 30, 2014, respectively, compared to $48.5 million and $96.1 million for the same periods of 2013, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 110 basis points and increased 130 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013. The decrease in home sales gross profit percentage in the current quarter was largely due to purchase accounting adjustments related to the Crown Communities acquisition which increased the acquired inventories to fair value as of the date of the acquisitions. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points and decreased by 20 basis points in the three and nine months ended June 30, 2014, respectively, compared to the prior year periods, due to increases in employee compensation costs which had a more significant impact in the current quarter.

South Central Region — Homebuilding revenues increased 29% and 27% in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013, due to an increase in the number of homes closed and an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Fort Worth, Houston and Dallas markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $54.0 million and $143.0 million in the three and nine months ended June 30, 2014, respectively, compared to $44.7 million and $102.4 million for the same periods of 2013, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 40 basis points and increased 60 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points and decreased by 20 basis points in the three and nine months ended June 30, 2014, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues decreased 14% in both the three and nine months ended June 30, 2014 from the comparable periods of 2013, primarily due to a decrease in the number of homes closed in our Phoenix market. The region had pre-tax income of $8.2 million and $19.7 million in the three and nine months ended June 30, 2014, respectively, compared to $7.7 million and $24.6 million for the same periods of 2013. Home sales gross profit percentage increased 520 and 210 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013. The increases were largely due to a reimbursement of development costs of approximately $5.2 million received from a municipality as part of a settlement during the three months ended June 30, 2014, which related to a community that was completed in a prior year. As a percentage of homebuilding revenues, SG&A expenses increased by 300 and 280 basis points in the three and nine months ended June 30, 2014, respectively, compared to the prior year periods, due to the decrease in revenues.

West Region — Homebuilding revenues increased 29% and 23% in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013, due to a significant increase in the average selling price of homes closed as well as an increase in the number of homes closed. The increase in home closings and average selling price in our northern California markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $68.0 million and $192.6 million in the three and nine months ended June 30, 2014, respectively, compared to $57.5 million and $129.5 million for the same periods of 2013, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 80 basis points and increased 280 basis points in the three and nine months ended June 30, 2014, respectively, compared to the same periods of 2013. As a percentage of homebuilding revenues, SG&A expenses increased by 30 basis points in both the three and nine months ended June 30, 2014 compared to the prior year periods.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition and land development across all of our market regions in fiscal 2012 and 2013 to expand our operations as market conditions improved. In 2014, we have slowed the growth of our land and lot inventories and have increased our housing inventories to capture an increased share of new home demand and generate returns on our land investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories, land and lot position and homes in inventory at June 30, 2014 and September 30, 2013 are summarized as follows:

	As of June 30, 2014				As of September 30, 2013
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Total Inventory
	(In millions)
East	$398.2	$372.8	$74.2	$845.2	$293.5	$363.6	$85.8	$742.9
Midwest	227.6	198.5	13.9	440.0	182.3	208.6	21.3	412.2
Southeast	915.1	807.8	137.4	1,860.3	677.2	679.1	152.2	1,508.5
South Central	754.3	870.9	18.7	1,643.9	610.3	785.0	48.3	1,443.6
Southwest	130.2	129.6	23.1	282.9	124.6	108.4	29.4	262.4
West	854.5	1,105.2	119.7	2,079.4	545.8	997.9	124.5	1,668.2
Corporate and unallocated (1)	102.3	112.7	8.9	223.9	64.3	84.7	10.6	159.6
	$3,382.2	$3,597.5	$395.9	$7,375.6	$2,498.0	$3,227.3	$472.1	$6,197.4

	As of June 30, 2014				As of September 30, 2013
	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)	Land/Lots Owned (2)	Lots Controlled Under Land and Lot Option Purchase Contracts (3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	14,100	6,700	20,800	2,600	14,700	5,600	20,300	1,900
Midwest	5,300	1,600	6,900	1,100	5,600	1,900	7,500	1,000
Southeast	36,500	21,200	57,700	6,400	34,200	22,600	56,800	5,400
South Central	38,900	17,100	56,000	6,100	41,000	16,700	57,700	5,300
Southwest	6,400	1,000	7,400	1,100	6,600	1,400	8,000	1,100
West	23,700	6,000	29,700	3,200	24,500	6,100	30,600	2,300
	124,900	53,600	178,500	20,500	126,600	54,300	180,900	17,000
	70%	30%	100%		70%	30%	100%
_______________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

(2)
Land/lots owned include approximately 32,700 and 32,500 owned lots that are fully developed and ready for home construction at June 30, 2014 and September 30, 2013, respectively. Land/lots owned also include land held for development representing 17,000 and 21,700 lots at June 30, 2014 and September 30, 2013, respectively.

(3)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at both June 30, 2014 and September 30, 2013 was $1.9 billion, secured with $47.0 million and $42.4 million in earnest money deposits, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 1,600 and 2,800 lots at June 30, 2014 and September 30, 2013, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(4)
Homes in inventory include approximately 1,500 and 1,300 model homes at June 30, 2014 and September 30, 2013, respectively. Approximately 10,000 and 9,000 of our homes in inventory were unsold at June 30, 2014 and September 30, 2013, respectively. At June 30, 2014, approximately 3,100 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2013, approximately 3,000 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,830	3,579	7%	9,991	9,867	1%
Number of homes closed by D.R. Horton	7,676	6,464	19%	20,058	17,289	16%
DHI Mortgage capture rate	50%	55%		50%	57%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,854	3,587	7%	10,042	9,905	1%
Total number of loans originated or brokered by DHI Mortgage	4,366	4,166	5%	11,352	11,625	(2)%
Captive business percentage	88%	86%		88%	85%
Loans sold by DHI Mortgage to third parties	3,982	4,314	(8)%	11,206	11,586	(3)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(In millions)
Loan origination fees	$5.1	$5.7	(11)%	$14.5	$16.1	(10)%
Sale of servicing rights and gains from sale of mortgage loans	24.9	32.6	(24)%	68.9	87.4	(21)%
Recourse expense	1.7	(0.3)	(667)%	2.1	(0.9)	(333)%
Sale of servicing rights and gains from sale of mortgage loans, net	26.6	32.3	(18)%	71.0	86.5	(18)%
Other revenues	2.8	2.5	12%	7.3	7.3	—%
Reinsurance expense	—	(0.1)	(100)%	(0.2)	(0.4)	(50)%
Other revenues, net	2.8	2.4	17%	7.1	6.9	3%
Total mortgage operations revenues	34.5	40.4	(15)%	92.6	109.5	(15)%
Title policy premiums, net	9.6	7.9	22%	24.8	21.8	14%
Total revenues	44.1	48.3	(9)%	117.4	131.3	(11)%
General and administrative expense	33.8	31.3	8%	93.7	84.9	10%
Interest and other (income)	(2.9)	(2.7)	7%	(7.5)	(5.7)	32%
Financial services pre-tax income	$13.2	$19.7	(33)%	$31.2	$52.1	(40)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Recourse and reinsurance expense	(4.0)%	0.8%	(1.6)%	1.0%
General and administrative expense	79.7%	64.3%	81.1%	64.0%
Interest and other (income)	(6.8)%	(5.5)%	(6.5)%	(4.3)%
Financial services pre-tax income	31.1%	40.5%	27.0%	39.3%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2014, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 7% and 1%, respectively, while the number of homes closed by our homebuilding operations increased 19% and 16%, respectively. This was due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 50% in both the three and nine months ended June 30, 2014 from 55% and 57%, respectively, in the comparable periods of 2013. The decrease in capture rate was due to an increase in home closings in markets not served by DHI Mortgage as well as a more competitive mortgage pricing market as compared to the prior year periods.

Home closings from our homebuilding operations constituted 88% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2014, compared to 86% and 85%, respectively, in the comparable periods of 2013.

The number of loans sold in the three and nine months ended June 30, 2014 decreased 8% and 3%, respectively, from the number sold in the prior year periods. Virtually all of the mortgage loans originated during the nine months ended June 30, 2014 and mortgage loans held for sale on June 30, 2014 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 91% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2014 were sold to four major financial institutions, the largest of which represented 31% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 9% and 11%, to $44.1 million and $117.4 million in the three and nine months ended June 30, 2014, respectively, from $48.3 million and $131.3 million in the comparable periods of 2013. The volume of loans sold decreased 8% and 3% in the three and nine months ended June 30, 2014, respectively, while revenues from the sale of servicing rights and gains from sale of mortgages decreased 24% and 21%, respectively. Loan sale revenue decreased at a higher rate than loan sale volumes due to pricing pressure from increased competition in the origination marketplace. In addition, loan sale execution in the prior year was unusually strong due in part to the lower interest rate environment at the time. Loan origination fees decreased 11% and 10% in the three and nine months ended June 30, 2014, respectively, while the number of loans originated increased 5% and decreased 2% in the same periods.

Credits related to reductions in our estimated future recourse obligations were $1.7 million and $2.1 million in the three and nine months ended June 30, 2014, respectively, compared to charges related to increases in our estimated future recourse obligations of $0.3 million and $0.9 million in the same periods of 2013. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases differ from our expectations, additional recourse expense or credits may be incurred.

Financial services general and administrative (G&A) expense increased 8% and 10%, to $33.8 million and $93.7 million in the three and nine months ended June 30, 2014, respectively, from the comparable periods of 2013. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 79.7% and 81.1% in the three and nine months ended June 30, 2014, respectively, compared to 64.3% and 64.0% in the same periods of 2013 due to an increase in the number of employees in preparation for expected higher volumes of home closings and loan originations and to comply with new regulatory requirements in fiscal 2014. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2014 was $171.8 million and $563.4 million, respectively, compared to $205.1 million and $455.1 million for the same periods of 2013. During the current year periods, our operating results benefited from higher revenues from increased home closings; however, the current quarter was negatively impacted by inventory and land option charges of $56.8 million, compared to $0.8 million during the prior year quarter.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2014 was $58.7 million and $196.1 million, respectively, compared to $59.1 million and $131.9 million in the same periods of fiscal 2013. Our effective tax rate was 34.2% and 34.8% for the three and nine months ended June 30, 2014, respectively, compared to 28.8% and 29.0% in the same periods of fiscal 2013. The effective tax rates for the three and nine months ended June 30, 2014 include a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes. Our tax benefit for the domestic production activities deduction was limited in fiscal 2013 because of utilization of a net operating loss (NOL) carryforward. The low effective tax rates during the 2013 periods were primarily due to a $9.3 million reduction in unrecognized tax benefits during the third quarter, while the nine-month period also included the effect of an $18.7 million reduction in our valuation allowance on our deferred tax assets during the second quarter.

At June 30, 2014 and September 30, 2013, we had deferred tax assets, net of deferred tax liabilities, of $616.3 million and $617.6 million, respectively, partially offset by valuation allowances of $33.7 million and $31.0 million, respectively. The valuation allowance for both periods relates to our state deferred tax assets for NOL carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. During the last two years, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At June 30, 2014, our ratio of homebuilding debt to total capital was 38.7%, compared to 44.6% at September 30, 2013 and 42.3% at June 30, 2013. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by homebuilding notes payable net of cash plus total equity) was 34.4% at June 30, 2014, compared to 36.7% at September 30, 2013 and 36.6% at June 30, 2013. The improvement in these ratios is primarily due to the conversion of our 2% convertible senior notes into equity during the current quarter which decreased our homebuilding debt and increased our total capital. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At June 30, 2014, our homebuilding cash and cash equivalents were $538.5 million.

Bank Credit Facility — We have a $725 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit. Letters of credit issued under the facility reduce available borrowing capacity and may total no more than $362.5 million in the aggregate. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2018. At June 30, 2014, there were no borrowings outstanding and $68.0 million of letters of credit issued under the revolving credit facility.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2014, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility and public debt obligations.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $9.9 million and $8.5 million at June 30, 2014 and September 30, 2013, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2014, we repaid the remaining $145.9 million principal amount of our 6.125% senior notes which were due on that date. In February 2014, we issued $500 million principal amount of 3.75% senior notes due March 1, 2019, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 3.9%. We have $137.9 million principal amount of our senior notes maturing during the remainder of fiscal 2014.

During April and May of 2014, our outstanding 2% convertible senior notes were converted into 38.6 million shares of our common stock. The conversion rate was 77.18004 shares of our common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Debt and Equity Repurchase Authorizations — Effective August 1, 2013, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2014. The full amount of each of these authorizations was remaining at June 30, 2014. On July 22, 2014, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock, which replaced the previous authorizations and are effective through July 31, 2015.

Financial Services Capital Resources

Cash and Cash Equivalents — At June 30, 2014, our financial services cash and cash equivalents were $36.5 million.

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

As of June 30, 2014, $383.3 million of mortgage loans held for sale with a collateral value of $367.2 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $64.3 million, DHI Mortgage had an obligation of $302.9 million outstanding under the mortgage repurchase facility at June 30, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At June 30, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2014, we used $575.1 million of cash in our operating activities, compared to $1.1 billion in the prior year period. Cash used for operations in the prior year period reflected our significant inventory investments as we responded to improved market conditions. We used $759.4 million of cash to increase our construction in progress and finished home inventory, compared to $692.1 million in the prior year period. We used $327.8 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $1.0 billion in the prior year period. We have slowed the growth of our land and lot inventories in fiscal 2014 to align with our desired level of owned land and lots, while increasing our homes in inventory to capture an increased share of new home demand.

Investing Cash Flow Activities

In the nine months ended June 30, 2014, net cash used in investing activities was $217.7 million, compared to $209.0 million provided by investing activities in the prior year period. The primary use of cash for investing activities during the current year period was related to acquisitions. We acquired the homebuilding operations of Crown Communities for $209.6 million in cash, of which $21.4 million was paid subsequent to June 30, 2014. We also purchased the homebuilding operations of Regent Homes for $34.5 million. Cash provided by investing activities during the current year period included a $57.7 million decrease in restricted cash due to a reduction in the amount of letters of credit that were cash collateralized at June 30, 2014. The primary source of investing cash flows during the prior year period was the receipt of proceeds from the sale or maturity of marketable securities, which totaled $296.5 million net of purchases. We used $49.9 million and $40.6 million of cash in the nine months ended June 30, 2014 and 2013, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Additionally, during the prior year period, we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel, and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012.

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

During the nine months ended June 30, 2014, net cash provided by financing activities was $431.3 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $686.3 million relate to our issuance of $500 million principal amount of 3.75% senior notes in February 2014, draws of $125.0 million on the revolving credit facility and borrowings of $64.3 million under our mortgage repurchase facility. Note repayments of $273.9 million included our repayment of the $145.9 million principal amount of our 6.125% senior notes at maturity and our repayment of $125.0 million drawn on the revolving credit facility. During the nine months ended June 30, 2013, net cash provided by financing activities was $517.6 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $892.0 million included our issuance of a total of $700 million principal amount of senior notes in February 2013, draws of $165.0 million on the revolving credit facility and borrowings of $31.9 million under our mortgage repurchase facility. Note repayments of $342.1 million included the maturity of the $171.7 million principal amount of our 6.875% senior notes and our repayment of $165.0 million drawn on the revolving credit facility.

During the three months ended June 30, 2014, the Board of Directors approved a quarterly cash dividend of $0.0375 per common share, which was paid on May 27, 2014 to stockholders of record on May 15, 2014. In July 2014, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on August 18, 2014 to stockholders of record on August 8, 2014. During fiscal 2013, total cash dividends were $0.1875 per common share, all of which were approved and paid during the first quarter. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

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

At June 30, 2014, our homebuilding operations had outstanding letters of credit of $77.9 million, of which $14.3 million were cash collateralized, and surety bonds of $829.4 million issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at June 30, 2014, there were a limited number of contracts, representing $14.2 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2013, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At both June 30, 2014 and September 30, 2013, we had reserves for approximately 160 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2014, we established reserves for approximately 40 new construction defect claims and resolved 40 construction defect claims for a total cost of $22.9 million. At both June 30, 2013 and September 30, 2012, we had reserves for approximately 170 pending construction defect claims and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2013, we established reserves for approximately 60 new construction defect claims and resolved 60 construction defect claims for a total cost of $27.9 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2014 and 2013 was not significant, is recognized in current earnings. At June 30, 2014, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $539.0 million. Uncommitted IRLCs totaled a notional amount of approximately $367.4 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $212.5 million at June 30, 2014.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2014. The interest rate for our variable rate debt represents the weighted average interest rate of our mortgage repurchase facility at June 30, 2014. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included as a variable rate maturity in the most current period presented.

	Three Months Ending September 30, 2014	Fiscal Year Ending September 30,							Fair Value at June 30, 2014
		2015	2016	2017	2018	2019	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$142.3	$157.7	$542.9	$350.0	$400.0	$500.0	$1,050.0	$3,142.9	$3,248.8
Average interest rate	5.9%	5.4%	6.4%	5.0%	3.8%	3.9%	5.1%	5.0%
Variable rate	$302.9	$—	$—	$—	$—	$—	$—	$302.9	$302.9
Average interest rate	2.6%	—%	—%	—%	—%	—%	—%	2.6%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 24, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

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

D.R. HORTON, INC.
Date:	July 24, 2014	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)