Form 10-K
period 2014-09-30
HORTON D R INC /DE/
filed 2014-11-18
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
Commission file number 1-14122
___________________________________________________________________________________________________________________
D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2386963 (I.R.S. Employer Identification No.)
301 Commerce Street, Suite 500, Fort Worth, Texas (Address of principal executive offices)	76102 (Zip Code)
(817) 390-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
5.750% Senior Notes due 2023	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,431,364,000 based on the closing price as reported on the New York Stock Exchange.
As of November 10, 2014, there were 371,786,765 shares of the registrant’s common stock, par value $.01 per share, issued and 364,586,694 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 27 states and 79 metropolitan markets of the United States, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Breland Homes, Regent Homes and Crown Communities. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978 in Fort Worth, Texas. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed the initial public offering of our common stock. Our company expanded and diversified its operations geographically over the years by investing available capital into our existing homebuilding markets and into start-up operations in new markets, as well as by acquiring other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2014, we closed 28,670 homes with an average sales price of approximately $272,200.

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

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising approximately 98% of consolidated revenues, which totaled $8.0 billion in fiscal 2014. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 90% of our home sales revenue in fiscal 2014 came from the construction and sale of single-family detached homes, with the remainder from attached homes, such as town homes, duplexes, triplexes and condominiums. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

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

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Homebuilding Markets

Our homebuilding business began in the Dallas/Fort Worth area, which is still one of our largest local homebuilding operations and home to our corporate headquarters. We currently operate in 27 states and 79 markets, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Jacksonville		Midland/Odessa
	Raleigh/Durham		San Antonio
Wilmington
Pennsylvania	Philadelphia		Southwest Region
South Carolina	Charleston	Arizona	Phoenix
	Columbia		Tucson
	Greenville/Spartanburg	New Mexico	Albuquerque
Hilton Head
	Myrtle Beach		West Region
Virginia	Northern Virginia	California	Bay Area
Central Valley
	Midwest Region		Imperial Valley
Colorado	Colorado Springs		Los Angeles County
	Denver		Riverside County
	Fort Collins		Sacramento
Illinois	Chicago		San Bernardino County
Indiana	Northern Indiana		San Diego County
Minnesota	Minneapolis/St. Paul		Ventura County
		Hawaii	Hawaii
	Southeast Region		Maui
Alabama	Birmingham		Oahu
	Huntsville	Nevada	Las Vegas
	Mobile		Reno
	Montgomery	Oregon	Portland
	Tuscaloosa	Utah	Salt Lake City
Florida	Fort Myers/Naples	Washington	Seattle/Tacoma
	Jacksonville		Vancouver
Lakeland
Melbourne/Vero Beach
Miami/Fort Lauderdale
Orlando
Pensacola/Panama City
Port St. Lucie
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Middle Georgia
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Nashville

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Market for homes at our targeted price points;

•	Availability of land and lots in desirable locations on acceptable terms;

•	Land entitlement and development processes;

•	Availability of qualified subcontractors;

•	New and secondary home sales activity;

•	Competition; and

•	Prevailing housing products, features, cost and pricing.

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2014 as measured by number of homes closed and revenues, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

•	Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and

•	Enhanced leverage of our general and administrative activities, which allow us flexibility to adjust to changes in market conditions and compete effectively in each of our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized, which provides flexibility to our local managers on operational decisions. At September 30, 2014, we had 37 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. We believe that our division presidents and their management teams, who are familiar with local conditions, generally have the best information on which to base many decisions regarding their operations. Our division presidents receive performance based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices:

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements; and
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

Centralized Controls

We centralize many important risk elements of our homebuilding business through our regional and corporate offices. We have five separate homebuilding regional offices. Generally, each regional office consists of a region president, legal counsel, a chief financial officer and limited office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of a number of homebuilding operating divisions, including:

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

We control overhead costs by centralizing certain accounting and administrative functions and by monitoring staffing and compensation levels. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers, which we believe is an efficient use of our marketing expenditures.

Land/Lot Acquisition and Inventory Management

We acquire land for use in our homebuilding operations after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions.

We also enter into land/lot option contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. Our option contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited into escrow under the terms of the contract and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

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

•	Utilizing land/lot option contracts, where possible;

•	Seeking to acquire developed lots which are substantially ready for home construction, where possible;

•	Controlling our levels of investment in land acquisition, land development and housing inventory to match the expected housing demand in each of our operating markets;

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

We are subject to governmental regulations that affect our land development and construction activities. At times, we have experienced delays because of the entitlement process, which is dependent upon receiving the proper approvals from municipalities that may not be adequately staffed.

Marketing and Sales

In most of our markets, we use the D.R. Horton, Emerald Homes and Express Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the substantial majority of our home closings, focusing on the first time and first time move-up homebuyer. Our Emerald branded communities, introduced in fiscal 2013, appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities were introduced in fiscal 2014 to accommodate a segment of entry-level buyers, whose focus is primarily on affordability. In several markets, we also use the Crown Communities, Breland Homes and Regent Homes brands, after we acquired their homebuilding operations. Crown and Breland's product offerings are similar to our D.R. Horton communities, and Regent's communities are similar to our Express Homes communities. Homes marketed under our Express Homes and Regent Homes brands together represented 5% of our fiscal 2014 home closings, and homes marketed under our Emerald Homes brand represented 2% of our fiscal 2014 home closings.

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

We also build speculative homes in most of our subdivisions. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We maintain a level of speculative home inventory in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes help to provide us with opportunities to compete effectively with existing homes available in the market and improve our profits and returns.

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and subdivisions. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. We either retain or refund customer deposits on canceled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2014, the value of our backlog of sales orders was $2,858.8 million (9,888 homes), an increase of 29% from $2,210.1 million (8,205 homes) at September 30, 2013. The average sales price of homes in backlog was $289,100 at September 30, 2014, up 7% from the $269,400 average at September 30, 2013. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 23% and 24% in fiscal 2014 and 2013, respectively.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2014 are scheduled to close in fiscal year 2015. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our 100% owned subsidiary, DHI Mortgage. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers. During the year ended September 30, 2014, DHI Mortgage provided mortgage financing services for approximately 50% of our total homes closed, and approximately 88% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans. DHI Mortgage sells substantially all of the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to our homebuilding customers. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2014, we employed 5,621 persons, of whom 1,364 were sales and marketing personnel, 1,499 were involved in construction, 1,662 were office personnel and 1,096 worked in mortgage and title operations. We believe that we have good relations with our employees.

Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. In August 2012, we acquired the homebuilding operations of Breland Homes, which operates in Huntsville and Mobile, Alabama and along the coast of Mississippi. In October 2013, we acquired the homebuilding operations of Regent Homes, Inc., which operates in Charlotte, Greensboro and Winston-Salem, North Carolina. In May 2014, we acquired the homebuilding operations of Crown Communities, which operates in Georgia, South Carolina and eastern Alabama.

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

The competitors to our financial services businesses include other title companies and mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different lending criteria and may offer a broader array of financing and other products and services to consumers than we do.

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

The homebuilding industry experienced a significant downturn from 2006 through 2011. Homebuilding industry conditions began to improve in fiscal 2012, and we have begun to see improvements in the general U.S. economy more recently. However, a subsequent deterioration in industry conditions or general economic conditions could adversely affect our business or financial results.

We experienced one of the most severe housing downturns in U.S. history from 2006 through 2011. During this downturn, we experienced significant reductions in our home sales and homebuilding revenues, and we incurred substantial asset impairments and write-offs. Since fiscal 2012, our results and other national data indicate that the overall demand for new homes has improved. Also, more recently we have seen an improvement in U.S. economic conditions. However, industry conditions vary across our operating markets, and the mortgage lending environment remains restrictive. Weakening economic conditions and a deterioration in industry conditions could adversely affect our business and financial results.

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

Public health issues such as a major epidemic or pandemic could adversely affect our business. The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public perception of health risk. In the event of a widespread, prolonged, actual or perceived outbreak of a contagious disease, our operations could be negatively impacted by a reduction in customer traffic or other factors which could reduce demand for new homes.

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

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We establish reserves related to mortgages we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts.

Constriction of the credit markets could limit our ability to access capital and increase our costs of capital.

During the housing downturn, the credit markets constricted and reduced some sources of liquidity that were previously available to us. Consequently, we focused on maintaining positive operating cash flow, and we relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness during those years. There likely will be periods in the future when financial market upheaval will increase our cost of capital or limit our ability to access the public debt markets or obtain bank financing.

We have a revolving credit facility, which currently provides committed loan financing through September 7, 2019 in an amount totaling $975 million. Also, our mortgage subsidiary utilizes a $300 million mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility can be increased up to $400 million subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 27, 2015. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of the facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

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

Since the housing downturn, the mortgage lending industry has experienced significant change and contraction. Credit requirements have tightened and investor demand for mortgage loans and mortgage-backed securities has been predominantly limited to securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. As a result, it remains difficult for some potential buyers to finance their home purchases. Further tightening of credit requirements could adversely affect our business or financial results.

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

The mortgage loans originated by our financial services operations are generally sold to third-party purchasers. During fiscal 2014, approximately 71% of our mortgage loans were sold to four major financial institutions and the largest concentration of total loans sold to one institution was 28%. On an ongoing basis, we seek to establish loan purchase arrangements with multiple institutions. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build and sell homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, building lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for a lower profit margin or we may have to record inventory impairment charges on our developed and undeveloped land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

We are subject to home warranty and construction defect claims arising in the ordinary course of our homebuilding business. We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain construction materials. Despite our detailed specifications and monitoring of the construction process, our subcontractors occasionally use improper construction processes or defective materials in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. We spend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. Additionally, we are subject to construction defect claims which can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

Based on the large number of homes we have sold over the years, our potential liabilities related to warranty and construction defect claims are significant. As a consequence, we maintain product liability insurance, and we seek to obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our future warranty and construction defect claims. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is limited and costly. We have responded to increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. If costs to resolve our future warranty and construction defect claims exceed our estimates, our financial results and liquidity could be adversely affected.

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

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, providing for a number of new requirements related to residential mortgage lending practices. In 2011, the Consumer Financial Protection Bureau (CFPB) was created to regulate consumer protection with regard to financial products and services. In January 2014, the CFPB implemented rules regarding the creation and definition of a “Qualified Mortgage” (QM). These rules created standards for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. Additional rules regarding loan estimates, closing disclosures and fees are scheduled to be implemented in August 2015. The effect of these rules on our homebuilding and financial services businesses have yet to be determined, and could affect the availability and cost of mortgage credit.

We have substantial amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2014, our consolidated debt was $3.7 billion, and we had $522.4 million principal amount of our debt maturing before the end of fiscal 2015. The indentures governing our senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our financial services subsidiaries, and the agreement governing our revolving credit facility and our senior note indentures allow us to incur a substantial amount of future unsecured debt. Such instruments also permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt.

Possible consequences. The amount and the maturities of our debt could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other operating or investing purposes;

•	limit our flexibility in planning for, or reacting to, the changes in our business;

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	place us at a competitive disadvantage to the extent that we have more debt than some of our competitors; and

•	make us more vulnerable to downturns in our business or general economic conditions.

In addition, the magnitude of our debt and the restrictions imposed by the instruments governing these obligations expose us to additional risks, including:

Dependence on future performance. Our ability to meet our debt service and other obligations and the financial covenants under our revolving credit and mortgage repurchase facilities will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our revolving credit facility and mortgage repurchase facility bear interest at floating rates.

Revolving credit facility. Our revolving credit facility contains financial covenants requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds under our revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The agreement governing our revolving credit facility and the indentures governing our senior notes impose restrictions on the ability of the Company and the guarantors to incur debt secured by certain assets.

Mortgage repurchase facility and other restrictions. The mortgage repurchase facility for our mortgage subsidiary requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to our mortgage subsidiary or cause their debt to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

In addition, although our financial services business is conducted through subsidiaries that are not restricted by our indentures or revolving credit facility, the ability of our financial services subsidiaries to provide funds to our homebuilding operations would be restricted in the event such distribution of funds would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization will be subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Changes in debt ratings. Our senior unsecured debt is currently rated below investment grade. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of control purchase options and change of control default. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indentures governing $2.3 billion principal amount of our senior notes as of September 30, 2014, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our revolving credit facility) would constitute an event of default under our revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our revolving credit facility was accelerated, and such acceleration was not rescinded or such indebtedness was not satisfied, in either case within 30 days, an event of default would result under the indentures governing our senior notes, entitling the trustee for the notes or holders of at least 25 percent in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If repayment of the borrowings under our revolving credit facility or of our senior notes was accelerated, we can give no assurance that we would have sufficient funds to pay the amounts owed.

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

The competitors to our financial services businesses include other title companies and mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different lending criteria than we do. These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than we do.

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

Additionally, we acquired the homebuilding operations of one company in fiscal 2012 and two companies in fiscal 2014, and we may make strategic acquisitions of other companies or their assets in the future. Such acquisitions have similar risks as our other investments in land, lots and home inventories, but they also require the integration of the acquired operations and management. We can give no assurance that we will be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity or increase our debt if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments increases during a cyclical housing downturn when our profitability may decline, as evidenced by the goodwill and asset impairment charges we recognized during the most recent downturn.

Our deferred income tax assets may not be fully realizable.

As of September 30, 2014, we had deferred income tax assets, net of deferred tax liabilities, of $596.1 million, against which we provided a valuation allowance of $31.1 million. The realization of all or a portion of our deferred income tax assets is dependent upon the generation of future taxable income during the statutory carryforward periods and in the jurisdictions in which the related temporary differences become deductible. We have provided a valuation allowance against a portion of our net deferred income tax assets because it is more likely than not that a portion of our state net operating loss (NOL) carryforwards will not be realized because the NOL carryforward periods in some states are too brief to realize the related deferred tax assets. The accounting for deferred income taxes is based upon estimates of future results. A housing industry downturn or other adverse situations that negatively affect our future taxable income could result in the need for us to record a larger valuation allowance against our net deferred income tax assets. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in tax laws also affect actual tax results and the valuation of deferred income tax assets. Specifically, a decrease in income tax rates would result in a decrease in our deferred tax assets and a corresponding charge to income tax expense.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our homebuilding and financial services businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams and our executive officers. These key personnel have significant experience and skills in the homebuilding and financial services industries, as well as leadership and management abilities that are important to our success. Effective September 30, 2014, our President and Chief Executive Officer (CEO) retired, and our Chief Operating Officer was named as successor effective October 1, 2014. Our former CEO will provide consulting services to us for three years under a consulting agreement. We seek to have succession plans for events such as this retirement when we lose the services of our key personnel. However, if we lose the services of key personnel and our succession planning and implementation efforts are unsuccessful, our business could be adversely affected.

Negative publicity could adversely affect our reputation as well as our business, financial results and stock price.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, or newsletters. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

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

In addition to our inventories of land, lots and homes, we own office buildings totaling approximately 620,000 square feet, and we lease approximately 550,000 square feet of office space under leases expiring through December 2019. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

We own approximately 261,000 acres held as long-term land investments. We use these properties to conduct ranching and agricultural activities.

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

	Year Ended September 30, 2014			Year Ended September 30, 2013
	High	Low	Declared Dividends	High	Low	Declared Dividends
1st Quarter	$22.35	$17.60	$—	$22.32	$17.71	$0.1875
2nd Quarter	25.06	20.20	0.0375	25.56	20.02	—
3rd Quarter	24.83	21.06	0.0375	27.75	19.94	—
4th Quarter	25.23	19.99	0.0625	23.20	17.52	—

As of November 10, 2014, the closing price of our common stock on the NYSE was $23.43, and there were approximately 448 holders of record.

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

During fiscal years 2014, 2013 and 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective August 1, 2014, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2015. All of the $100 million authorization was remaining at September 30, 2014, and no common stock has been repurchased subsequent to September 30, 2014.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2014, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2009, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2009	2010	2011	2012	2013	2014
D.R. Horton, Inc.	$100.00	$98.75	$81.37	$187.52	$178.34	$189.47
S&P 500 Index	$100.00	$110.16	$111.42	$145.08	$173.14	$207.30
S&P 500 Homebuilding Index	$100.00	$92.77	$66.13	$182.87	$185.19	$200.49

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
		(In millions, except per share data)
Operating Data:
Revenues:
Homebuilding	$7,858.5	$6,085.9	$4,236.2	$3,549.6	$4,309.7
Financial Services	166.4	173.4	117.8	87.2	90.5
Inventory and land option charges	85.2	31.1	6.2	45.4	64.7
Gross profit — Homebuilding	1,589.9	1,232.4	743.8	526.3	682.1
Income (loss) before income taxes:
Homebuilding	768.8	592.3	203.7	(7.0)	78.1
Financial Services	45.4	65.5	39.2	19.1	21.4
Income tax expense (benefit) (1) (2)	280.7	195.1	(713.4)	(59.7)	(145.6)
Net income	533.5	462.7	956.3	71.8	245.1
Net income per share:
Basic	1.57	1.44	3.01	0.23	0.77
Diluted	1.50	1.33	2.77	0.23	0.77
Cash dividends declared per common share	0.1375	0.1875	0.15	0.15	0.15

	September 30,
	2014	2013	2012	2011	2010
	(In millions)
Balance Sheet Data:
Cash and cash equivalents and marketable securities (3)	$661.8	$977.4	$1,384.8	$1,068.1	$1,645.0
Inventories	7,700.5	6,197.4	4,165.2	3,449.7	3,449.0
Total assets	10,202.5	8,856.4	7,248.2	5,358.4	5,938.6
Notes payable (4)	3,682.8	3,509.0	2,493.1	1,704.6	2,171.8
Total equity	5,119.7	4,061.4	3,594.7	2,623.5	2,622.9
___________________

(1)
The income tax benefit in fiscal 2012 reflects a $753.2 million reduction of our deferred tax asset valuation allowance during the year. The income tax benefit in fiscal 2011 was due to receiving a favorable result from the Internal Revenue Service on a ruling request concerning capitalization of inventory costs, and the income tax benefit in fiscal 2010 resulted from a tax law change regarding net operating loss (NOL) carrybacks.

(2)
At September 30, 2013 we recorded an out-of-period adjustment which increased both our deferred income taxes and the valuation allowance on our deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on our statement of operations during fiscal 2013. Had deferred income taxes related to the state NOL carryforwards of each of our legal entities been reflected at state specific tax rates as of September 30, 2012, our deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on our deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in our income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased our income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 were not material to our financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 was not material to our financial statements for fiscal 2013.

(3)
Cash balances of our captive insurance subsidiary, which are expected to be used to pay future anticipated legal claims, have been correctly presented within cash and cash equivalents rather than other assets as classified in prior years. These balances were $40.9 million, $39.1 million, $37.9 million and $38.0 million at September 30, 2013, 2012, 2011 and 2010, respectively.

(4)	Notes payable includes both homebuilding notes payable and the amount outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2014 Overview

During fiscal 2014, demand for new homes reflected stable to moderately improved trends across most of our operating markets. The significant increases in new home prices that occurred in many markets during fiscal 2013 moderated during fiscal 2014, as new home prices became less affordable to some buyers and as the supply of new homes increased. While most of our operating markets are relatively stable, we see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse builder in the United States provides a strong platform for us to compete for new home sales. Over the past two years, we significantly increased our land, lot and home inventories by $3.5 billion across our markets, while maintaining a strong balance sheet and liquidity position. In fiscal 2013, we introduced our Emerald Homes brand to expand our product offerings to include more move-up and luxury homes. In fiscal 2014, we introduced our Express Homes brand to offer more affordable homes for entry-level buyers, who we believe have been under-served in the new home market recently. Both of these new offerings are being introduced across our operating markets over the next year, which will significantly broaden our product diversity.

In fiscal 2014, the number and value of our net sales orders increased 18% and 27%, respectively, compared to the prior year, and the number of homes closed and home sales revenues increased 19% and 30%, respectively. We generated pre-tax income of $814.2 million in fiscal 2014, compared to $657.8 million in fiscal 2013 and $242.9 million in fiscal 2012. These results reflect the improved housing market conditions over the past two years and strong performance from our homebuilding and financial services operations. We believe our business is well-positioned to continue to grow profitably due to our broad geographic operating base and product offerings, our increased inventory position of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on operating each of our communities to optimize the returns on our inventory investments by effectively managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy; therefore, we expect that housing market conditions will vary across our markets. The U.S. economy continues to slowly improve, which we expect will allow slow to moderate overall growth in housing demand, concentrated in markets where job growth is occurring. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

During fiscal 2014, demand for new homes has been relatively stable across most of our operating markets, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations and opportunistically pursue business acquisitions. Our operating strategy is focused on leveraging our strong financial and competitive position to generate strong profitability, improve cash flows and increase our returns on our inventory investments. Our operating strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position, and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry-level, move-up and luxury homebuyers based on consumer demand in each market.

•
Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand, align with finished lot supply and construction activity and optimize returns on inventory investments and cash flows.

•	Entering into option purchase contracts to control land and finished lots, where possible, to mitigate the risk of land ownership.

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

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

Our operating strategy has produced positive results in recent years and in fiscal 2014. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position in fiscal 2015.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2014, as compared to fiscal 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 29% to $7.9 billion.

•	Homes closed increased 19% to 28,670 homes, and the average closing price of those homes increased 9% to $272,200.

•	Net sales orders increased 18% to 29,709 homes, and the value of net sales orders increased 27% to $8.3 billion.

•	Sales order backlog increased 21% to 9,888 homes, and the value of sales order backlog increased 29% to $2.9 billion.

•	Home sales gross margins increased 50 basis points to 21.3%.

•	Inventory and land option charges were $85.2 million, compared to $31.1 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 10 basis points to 10.6%.

•	Homebuilding pre-tax income increased 30% to $768.8 million, compared to $592.3 million.

•	Homebuilding cash totaled $632.5 million, compared to $954.2 million.

•	Homebuilding inventories totaled $7.7 billion, compared to $6.2 billion.

•	Homes in inventory totaled 20,600, compared to 17,000.

•	Owned and controlled lots totaled 183,500, compared to 180,900.

•	Homebuilding debt was $3.3 billion, consistent with the prior year.

•	Gross homebuilding debt to total capital was 39.4%, improving from 44.6%. Net homebuilding debt to total capital was 34.5%, improving from 36.3%.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, decreased 4% to $166.4 million.

•	Financial services pre-tax income decreased 31% to $45.4 million.

Consolidated Results:

•	Consolidated pre-tax income increased 24% to $814.2 million, compared to $657.8 million.

•	Net income increased 15% to $533.5 million, compared to $462.7 million.

•	Diluted earnings per share increased 13% to $1.50, compared to $1.33.

•	Total equity was $5.1 billion, compared to $4.1 billion.

Results of Operations — Homebuilding

Our operating segments are our 37 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2014 and 2013.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	3,867	2,624	47%	$1,074.2	$723.6	48%	$277,800	$275,800	1%
Midwest	1,413	1,480	(5)%	514.9	503.2	2%	364,400	340,000	7%
Southeast	8,529	7,408	15%	2,164.4	1,759.2	23%	253,800	237,500	7%
South Central	9,707	8,074	20%	2,144.5	1,683.1	27%	220,900	208,500	6%
Southwest	1,298	1,381	(6)%	285.2	288.9	(1)%	219,700	209,200	5%
West	4,895	4,153	18%	2,125.4	1,609.0	32%	434,200	387,400	12%
	29,709	25,120	18%	$8,308.6	$6,567.0	27%	$279,700	$261,400	7%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	1,106	807	$288.2	$207.6	22%	24%
Midwest	271	248	97.0	79.1	16%	14%
Southeast	2,955	2,369	701.2	513.1	26%	24%
South Central	3,136	2,794	686.8	547.7	24%	26%
Southwest	517	738	104.6	141.6	28%	35%
West	1,072	795	471.5	290.1	18%	16%
	9,057	7,751	$2,349.3	$1,779.2	23%	24%
______________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 27%, to $8,308.6 million (29,709 homes) in 2014 from $6,567.0 million (25,120 homes) in 2013, with significant increases in four of our six regions. The increases in sales order value in those regions were primarily due to increases in volume as we have expanded our operations and increased our market share in many of our markets over the past year. To a lesser extent and to varying degrees, increases in selling prices also contributed to the value of net sales orders in each region.

The number of net sales orders increased 18% and the average price of our net sales orders increased 7% to $279,700 during 2014 compared to 2013. The largest percentage increase in net sales orders occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 714 net sales orders to the East region in 2014. Crown Communities also contributed 508 net sales orders to the Southeast region in 2014. The decreases in net sales orders that occurred in our Midwest and Southwest regions were primarily due to decreases in sales orders in our Minnesota, Colorado, Phoenix and Albuquerque markets. We believe our business is well positioned for the future; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,451	782	86%	$416.7	$226.3	84%	$287,200	$289,400	(1)%
Midwest	527	456	16%	191.3	159.4	20%	363,000	349,600	4%
Southeast	2,901	2,810	3%	790.7	703.7	12%	272,600	250,400	9%
South Central	3,358	2,697	25%	791.7	595.8	33%	235,800	220,900	7%
Southwest	425	475	(11)%	96.0	96.1	—%	225,900	202,300	12%
West	1,226	985	24%	572.4	428.8	33%	466,900	435,300	7%
	9,888	8,205	21%	$2,858.8	$2,210.1	29%	$289,100	$269,400	7%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. The largest percentage increase in our sales order backlog occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 377 homes to our East region backlog at September 30, 2014. Crown Communities also contributed 305 homes to our Southeast region backlog at September 30, 2014.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	3,537	2,505	41%	$948.0	$667.8	42%	$268,000	$266,600	1%
Midwest	1,342	1,449	(7)%	483.0	471.3	2%	359,900	325,300	11%
Southeast	8,743	6,807	28%	2,158.0	1,520.4	42%	246,800	223,400	10%
South Central	9,046	7,609	19%	1,948.6	1,520.8	28%	215,400	199,900	8%
Southwest	1,348	1,605	(16)%	285.2	327.7	(13)%	211,600	204,200	4%
West	4,654	4,180	11%	1,981.9	1,516.8	31%	425,800	362,900	17%
	28,670	24,155	19%	$7,804.7	$6,024.8	30%	$272,200	$249,400	9%

Home Sales Revenue

Revenues from home sales increased 30%, to $7,804.7 million (28,670 homes closed) in 2014 from $6,024.8 million (24,155 homes closed) in 2013. During the current year, home sales revenues increased in most of our regions as we have expanded our operations and increased our market share in many of our markets.

The number of homes closed in fiscal 2014 increased 19% from 2013 due to increases in four of our six regions. The most significant percentage increase occurred in our East region, reflecting the positive impact of our recent acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 676 closings to the East region in 2014. Crown Communities also contributed 508 closings to the Southeast region in 2014. Excluding the impact of Crown Communities, the increase in homes closed in our Southeast region was primarily due to increases in our Jacksonville and Atlanta markets. In our South Central region, the highest percentage increases in homes closed occurred in our Fort Worth, Dallas and Houston markets. The increase in our West region was primarily due to increases in our Bay Area, Portland and Sacramento markets. The decrease in home closings in our Southwest region was primarily due to weak demand in the Phoenix market compared to a year ago, and in our Midwest region the decrease was attributable to our Colorado and Chicago markets.

The average selling price of homes closed during 2014 was $272,200, up 9% from the $249,400 average in 2013. The level of home price increases began to moderate during fiscal 2014, a trend we expect will continue in future periods. We are focused on managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels in each community in a manner that will optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2014	2013
Gross profit — Home sales	21.3%	20.8%
Gross profit — Land/lot sales and other	17.7%	16.7%
Effect of inventory and land option charges on total homebuilding gross profit	(1.1)%	(0.5)%
Gross profit — Total homebuilding	20.2%	20.3%
Selling, general and administrative expense	10.6%	10.7%
Interest expense	—%	0.1%
Other (income)	(0.2)%	(0.2)%
Homebuilding pre-tax income	9.8%	9.7%

Home Sales Gross Profit

Gross profit from home sales increased 33%, to $1.7 billion in 2014, from $1.3 billion in 2013, and increased 50 basis points, to 21.3% as a percentage of home sales revenues. Approximately 40 basis points of the increase in the home sales gross profit percentage resulted from the average selling price of our homes closed increasing by more than the average home cost, 20 basis points of the increase resulted from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and 10 basis points of the increase resulted from lower costs for warranty and construction defect claims as a percentage of home sales revenue. Partially offsetting these increases was a 20 basis point decrease from purchase accounting adjustments related to the acquisitions of Crown Communities and Regent Homes.

Our gross profit margins during fiscal 2013 and throughout the first half of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, while we limited increases in construction costs. Our gross profit margins also benefited from reduced interest amortized to cost of sales as our average borrowing costs declined. The increases in our average sales prices moderated in the second half of fiscal 2014, and we expect future price increases will continue to moderate, while our construction costs will likely increase. Also, we have and will continue to manage the sales pace in each of our communities by adjusting the pricing, incentives and product mix to optimize the returns on our inventory investments. These factors caused our gross profit margins in the third and fourth quarters of fiscal 2014 to decline as compared to the prior year quarters and to the first two quarters of fiscal 2014. Gross profit margins in future periods could be lower than fiscal 2014 levels.

Land Sales and Other Revenues

Land sales and other revenues were $53.8 million in fiscal 2014, compared to $61.1 million in 2013. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels that we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. Revenues in fiscal 2013 included revenue of $20.0 million from a long-term construction project for which we served as the general contractor. As of September 30, 2014, we had $26.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

During fiscal 2014, we reviewed the performance and outlook for all of our land inventories and communities each quarter for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2014, we performed detailed impairment evaluations of communities with a combined carrying value of $359.8 million, and we recorded impairment charges of $18.1 million during the fourth quarter to reduce the carrying value of impaired communities to their estimated fair value. Total impairment charges during fiscal 2014 and 2013 were $75.2 million and $21.3 million, respectively.

Of the total impairment charges in fiscal 2014, $49.3 million occurred in our Midwest region, primarily related to communities in Chicago that were purchased predominantly in 2004 through 2007 and had been previously impaired. During the third quarter of fiscal 2014, we reduced home prices and identified land parcels we intend to sell in these Chicago communities in an effort to increase sales pace, reduce inventories and improve cash flows and returns. In contrast to most of our markets, the Chicago housing market remains weak with sales absorptions and returns in these communities performing below our expectations given the size of our investments.

Also during fiscal 2014, $17.7 million of impairment charges occurred in our East region. These impairments primarily related to long-held inactive and underperforming projects in the suburban Washington, D.C. market that we intend to sell to reduce inventories and improve cash flows and returns.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. Also, if housing or economic conditions are weak in specific markets in which we operate, or if conditions weaken in the broader economy or homebuilding industry, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges.

During fiscal 2014 and 2013, we wrote off $10.0 million and $9.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. At September 30, 2014, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $58.7 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 28% to $834.2 million in 2014 from $649.9 million in 2013. As a percentage of homebuilding revenues, SG&A expense decreased 10 basis points, to 10.6% in 2014 from 10.7% in 2013.

Employee compensation and related costs represented 64% and 65% of SG&A costs in 2014 and 2013, respectively. These costs increased by 26%, to $536.9 million in 2014 from $425.2 million in 2013, mainly due to an increase in our number of employees and an increase in incentive compensation related to the increase in profitability in many of our divisions in the current year as compared to the prior year. Our homebuilding operations employed approximately 4,525 and 3,600 employees at September 30, 2014 and 2013, respectively.

Variances in our homebuilding SG&A expense as a percentage of revenues can occur due to fluctuations in revenue, profit levels and our stock price. Our awards of performance based units to executive management are accounted for as liability awards and are measured quarterly with changes in value recorded in compensation expense within SG&A. Changes in our stock price and our performance compared to our peer group can cause significant changes in the value of these awards and in our compensation expense. Compensation expense related to these liability awards was $9.1 million and $8.8 million, during fiscal 2014 and 2013, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing fiscal 2014 with 2013, interest incurred increased 8% to $185.8 million, due to an 18% increase in our average debt. Interest incurred in the current year increased by a lower percentage than the increase in our average debt as a result of a decrease in the average interest rate of our debt as compared to the prior year.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During a portion of fiscal 2013, our active inventory was lower than our debt level and therefore a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, our active inventory has exceeded our debt level, and all interest incurred has been capitalized to inventory. As a result, no interest was expensed during fiscal 2014, compared to $7.1 million during 2013. Interest amortized to cost of sales declined to 2.0% of total home and land/lot and other cost of sales in fiscal 2014 from 2.3% in fiscal 2013 due to the growth in our active inventory relative to our debt balance and a decrease in the average interest rate on our outstanding debt. We do not expect interest amortized to cost of sales as a percentage of total home and land/lot cost of sales to decline as significantly in future periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $13.1 million in fiscal 2014, compared to $14.9 million in 2013. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Acquisitions

In October 2013, we acquired the homebuilding operations of Regent Homes, Inc. for $34.5 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. We also acquired a sales order backlog of 213 homes valued at $31.1 million. Subsequent to the acquisition, Regent Homes closed 463 homes and generated home sales revenues of $69.4 million during fiscal 2014.

In May 2014, we acquired the homebuilding operations of Crown Communities for $209.6 million in cash. Crown Communities operates in Georgia, South Carolina and eastern Alabama. The assets acquired included approximately 640 homes in inventory, 2,350 lots and control of approximately 3,400 additional lots through option contracts. We also acquired a sales order backlog of 431 homes valued at $113.6 million. Subsequent to the acquisition, Crown Communities closed 721 homes and generated home sales revenues of $187.7 million during fiscal 2014.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (Loss) (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$954.7	$45.2	4.7%	$686.3	$48.3	7.0%
Midwest	483.5	(9.5)	(2.0)%	471.5	38.9	8.3%
Southeast	2,167.0	218.0	10.1%	1,520.7	148.4	9.8%
South Central	1,971.2	208.0	10.6%	1,526.2	149.0	9.8%
Southwest	285.2	25.5	8.9%	327.7	26.3	8.0%
West	1,996.9	281.6	14.1%	1,553.5	181.4	11.7%
	$7,858.5	$768.8	9.8%	$6,085.9	$592.3	9.7%
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

East Region — Homebuilding revenues increased 39% in 2014 compared to 2013, primarily due to an increase in the number of homes closed in our Charlotte market due to our acquisition of Regent Homes in October 2013, which added 463 closings to the fiscal 2014 results. The region also benefited from our acquisition of Crown Communities in May 2014, which added 213 closings to the region's fiscal 2014 results. The region generated pre-tax income of $45.2 million in 2014, compared to $48.3 million in 2013. Fiscal 2014 pre-tax income was reduced by inventory impairment charges of $17.7 million, primarily in our suburban Washington, D.C. market. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 120 basis points in fiscal 2014, compared to fiscal 2013, largely due to purchase accounting adjustments for the two acquisitions. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2014 due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 3% in 2014 compared to 2013, due to an increase in the average selling price of homes closed, while the number of homes closed decreased, particularly in our Denver market. The region generated a pre-tax loss of $9.5 million in 2014, compared to pre-tax income of $38.9 million in 2013, largely due to $49.3 million of inventory impairments, primarily in our Chicago market. Home sales gross profit percentage increased 110 basis points in fiscal 2014, compared to fiscal 2013. The region's home sales gross profit percentages in both years were impacted by the timing of resolving construction defect claims and the receipt of insurance recoveries related to construction defect claims, most of which related to our Denver market. As a percentage of homebuilding revenues, SG&A expenses increased by 110 basis points in fiscal 2014.

Southeast Region — Homebuilding revenues increased 43% in 2014 compared to 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Jacksonville, Atlanta, Orlando and South Florida markets contributed most to the overall increase in homebuilding revenues in the region. The region also benefited from our acquisition of Crown Communities in May 2014, which added 508 homes closed to the region's fiscal 2014 results. The region generated pre-tax income of $218.0 million in 2014, compared to $148.4 million in 2013, primarily as a result of increases in revenues. Home sales gross profit percentage increased 50 basis points in fiscal 2014, compared to fiscal 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in fiscal 2014.

South Central Region — Homebuilding revenues increased 29% in 2014 compared to 2013, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Fort Worth, Dallas and Houston markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $208.0 million in 2014, compared to $149.0 million in 2013, primarily as a result of increases in revenues. Home sales gross profit percentage increased 10 basis points in fiscal 2014, compared to fiscal 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in fiscal 2014 due to the increase in revenues.

Southwest Region — Homebuilding revenues decreased 13% in 2014 compared to 2013, primarily due to a decrease in the number of homes closed in our Phoenix market. The region generated pre-tax income of $25.5 million in 2014, compared to $26.3 million in 2013. Home sales gross profit percentage increased 300 basis points in fiscal 2014, compared to fiscal 2013. The increase was largely due to a reimbursement of development costs received from a municipality as part of a settlement during fiscal 2014, which related to a community that was completed in a prior year, as well as a decrease in expenses related to construction defect settlements. As a percentage of homebuilding revenues, SG&A expenses increased by 240 basis points in fiscal 2014 due to the decrease in revenues.

West Region — Homebuilding revenues increased 29% in 2014 compared to 2013, due to an increase in the average selling price of homes closed as well as an increase in the number of homes closed. The increase in home closings and average selling price in our northern California markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $281.6 million in 2014, compared to $181.4 million in 2013, primarily as a result of increases in revenues. Home sales gross profit percentage increased 120 basis points in fiscal 2014, compared to fiscal 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in fiscal 2014 compared to the prior year.

Inventories, Land and Lot Position and Homes in Inventory

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition and land development across all of our market regions in fiscal 2012 and 2013 to expand our operations as market conditions improved. In 2014, we slowed the growth of our land and lot inventories and increased our housing inventories to capture an increased share of new home demand and generate higher returns on our land investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories at September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$419.0	$360.5	$50.6	$12.6	$842.7
Midwest	252.9	211.2	13.3	0.2	477.6
Southeast	980.9	849.1	103.9	9.1	1,943.0
South Central	813.9	908.4	18.8	1.4	1,742.5
Southwest	137.2	132.7	23.0	—	292.9
West	830.6	1,220.6	115.7	2.5	2,169.4
Corporate and unallocated (1)	106.8	117.5	7.5	0.6	232.4
	$3,541.3	$3,800.0	$332.8	$26.4	$7,700.5

	September 30, 2013
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$293.5	$359.7	$80.3	$9.4	$742.9
Midwest	182.3	208.6	21.3	—	412.2
Southeast	677.2	674.8	147.2	9.3	1,508.5
South Central	610.3	785.0	47.6	0.7	1,443.6
Southwest	124.6	108.4	29.4	—	262.4
West	545.8	994.0	113.8	14.6	1,668.2
Corporate and unallocated (1)	64.3	84.7	10.6	—	159.6
	$2,498.0	$3,215.2	$450.2	$34.0	$6,197.4
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2014 and 2013 are summarized as follows:

	September 30, 2014
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,700	7,100	20,800	2,600
Midwest	5,000	1,000	6,000	1,100
Southeast	36,500	21,400	57,900	6,400
South Central	39,200	23,300	62,500	6,600
Southwest	6,300	1,500	7,800	1,000
West	23,900	4,600	28,500	2,900
	124,600	58,900	183,500	20,600
	68%	32%	100%

	September 30, 2013
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	14,700	5,600	20,300	1,900
Midwest	5,600	1,900	7,500	1,000
Southeast	34,200	22,600	56,800	5,400
South Central	41,000	16,700	57,700	5,300
Southwest	6,600	1,400	8,000	1,100
West	24,500	6,100	30,600	2,300
	126,600	54,300	180,900	17,000
	70%	30%	100%
__________

(1)
Land/lots owned include approximately 32,400 and 32,500 owned lots that are fully developed and ready for home construction at September 30, 2014 and 2013, respectively. Land/lots owned also include land held for development representing 14,000 and 21,700 lots at September 30, 2014 and 2013, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2014 and 2013 was $2.0 billion and $1.9 billion, respectively, secured with $58.7 million and $42.4 million in earnest money deposits. Our lots controlled under land and lot option purchase contracts exclude approximately 2,200 and 2,800 lots at September 30, 2014 and 2013, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,500 and 1,300 model homes at September 30, 2014 and 2013, respectively. Approximately 11,200 and 9,000 of our homes in inventory were unsold at September 30, 2014 and 2013, respectively. At September 30, 2014, approximately 3,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2013, approximately 3,000 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2014 and 2013:

	Fiscal Year Ended September 30,
	2014	2013	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,213	13,514	5%
Number of homes closed by D.R. Horton	28,670	24,155	19%
DHI Mortgage capture rate	50%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,297	13,566	5%
Total number of loans originated or brokered by DHI Mortgage	16,177	15,806	2%
Percentage of loan volume from D.R. Horton homebuyers	88%	86%
Loans sold by DHI Mortgage to third parties	15,806	15,601	1%

	Fiscal Year Ended September 30,
	2014	2013	% Change
		(In millions)
Loan origination fees	$20.0	$21.4	(7)%
Sale of servicing rights and gains from sale of mortgage loans	99.6	112.5	(11)%
Recourse benefit (expense)	2.2	(0.5)
Sale of servicing rights and gains from sale of mortgage loans, net	101.8	112.0	(9)%
Other revenues	9.9	10.1	(2)%
Reinsurance expense	(0.2)	(0.1)	100%
Other revenues, net	9.7	10.0	(3)%
Total mortgage operations revenues	131.5	143.4	(8)%
Title policy premiums, net	34.9	30.0	16%
Total revenues	166.4	173.4	(4)%
General and administrative expense	131.2	116.4	13%
Interest and other (income)	(10.2)	(8.5)	20%
Financial services pre-tax income	$45.4	$65.5	(31)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2014	2013
Recourse and reinsurance (benefit) expense	(1.2)%	0.3%
General and administrative expense	79.8%	66.9%
Interest and other (income)	(6.2)%	(4.9)%
Financial services pre-tax income	27.6%	37.6%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In fiscal 2014, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 5%, while the number of homes closed by our homebuilding operations increased by 19%. This was due to a decrease in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) to 50% in fiscal 2014, from 56% in fiscal 2013. The decrease in capture rate was due to an increase in home closings in markets not served by DHI Mortgage as well as a more competitive mortgage pricing market as compared to the prior year.

Home loans to customers of our homebuilding operations constituted 88% of DHI Mortgage loan originations in 2014, compared to 86% in 2013. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold in 2014 increased slightly from the number sold in 2013. Virtually all of the mortgage loans originated during fiscal 2014 and mortgage loans held for sale on September 30, 2014 were eligible for sale to the Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 71% of the mortgage loans sold by DHI Mortgage during fiscal 2014 were sold to four major financial institutions and the largest concentration of total loans sold to one institution was 28%.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 4%, to $166.4 million in fiscal 2014 from $173.4 million in fiscal 2013. The volume of loans sold increased 1% while revenues from the sale of servicing rights and gains from sale of mortgages decreased 11%. Although loan sale volume was essentially unchanged, loan sale revenue decreased from fiscal 2013 due to pricing pressure from increased competition in the origination marketplace. In addition, loan sale execution in the prior year was unusually strong due in part to the lower interest rate environment at the time.

We had a credit of $2.2 million related to a reduction in our estimated future recourse obligations in fiscal 2014, compared to a charge of $0.5 million in fiscal 2013 related to an increase in our estimated future recourse obligations. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases differ from our expectations, additional recourse expense or credits may be incurred.

Financial services general and administrative (G&A) expense increased 13%, to $131.2 million in 2014 from $116.4 million in 2013. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 79.8% in 2014, compared to 66.9% in 2013 due to an increase in the number of employees to ensure adequate staffing for expected higher volumes of loan originations from the growth in our homebuilding operations and compliance with new regulatory requirements. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Income before Income Taxes

Pre-tax income for fiscal 2014 was $814.2 million, compared to $657.8 million for fiscal 2013. The increase in our operating income for the current year compared to a year ago is primarily due to higher revenues and home sales gross profits from increased home closings.

Income Taxes

Our income tax expense in fiscal 2014 was $280.7 million, compared to $195.1 million in 2013. Our effective tax rate was 34.5% in fiscal 2014, compared to 29.7% in fiscal 2013. The effective tax rate for fiscal 2014 includes a tax benefit for the domestic production activities deduction and a reduction in unrecognized tax benefits and the related interest. In fiscal 2013, a reduction in the valuation allowance on deferred tax assets, as well as a reduction in unrecognized tax benefits and related interest, contributed to the low effective tax rate.

At September 30, 2014 and 2013, we had deferred tax assets, net of deferred tax liabilities, of $596.1 million and $617.6 million, respectively, partially offset by valuation allowances of $31.1 million and $31.0 million, respectively. The valuation allowance for both periods primarily relates to our state deferred tax assets for net operating loss (NOL) carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

At September 30, 2014, we had tax benefits of $84.5 million for state NOL carryforwards that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2015 to fiscal 2034. We also had state tax credit carryforwards of $5.7 million that will expire from fiscal 2018 to fiscal 2024 and $1.9 million of state tax credit carryforwards that have no expiration date.

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

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. We had no unrecognized tax benefits at September 30, 2014 and $4.2 million of unrecognized tax benefits at September 30, 2013.

We classify interest expense and penalties on income taxes as income tax expense. During fiscal 2014 and 2013, we recognized interest benefits related to unrecognized tax benefits of $2.2 million and $2.8 million, respectively, in our consolidated statements of operations. At September 30, 2014, we had no accrued interest or penalties related to unrecognized tax benefits. At September 30, 2013, we had $2.2 million of accrued interest and no accrued penalties related to unrecognized tax benefits.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2010 through 2014. We are currently being audited by various states.

Results of Operations — Homebuilding

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2013 and 2012.

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

The number of net sales orders increased 19% during 2013 compared to 2012, reflecting the improvement in new home demand and market conditions, as well as the effects of investments we made to expand our operations. The largest percentage increase occurred in our Southeast region as a result of improved market conditions and our increased inventory investments in our Atlanta, Jacksonville and Orlando markets. Sales orders in our Southeast region were also positively impacted by our acquisition of the homebuilding operations of Breland Homes during the fourth quarter of fiscal 2012, which contributed 674 net sales orders in 2013, compared to 118 net sales orders in 2012. The decrease in net sales orders in our Southwest region was primarily due to sales decreases in our Phoenix market as compared to 2012 when significant sales increases occurred in this market. Our overall net sales volume growth moderated in the second half of the year which we believe was due in part to the impact of increases in mortgage interest rates and higher home prices, as well as our efforts to align our sales pace with our construction activities in many of our communities.

The average price of our net sales orders increased 15% to $261,400 in 2013, from $228,200 in 2012, resulting from our ability to raise sales prices in many of our communities as demand for new homes improved and the relative supply of homes for sale declined in many of our markets. A small increase in the average size of our homes sold was also a contributing factor.

Our sales order cancellation rate was 24% in both fiscal 2013 and 2012. Our cancellation rates in the third and fourth quarters of fiscal 2013 were 24% and 31%, respectively, which were higher than the same periods of 2012, as potential buyers adjusted to the impact of higher mortgage interest rates and home prices.

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

Home Sales Revenue

Revenues from home sales increased 43%, to $6,024.8 million (24,155 homes closed) in 2013 from $4,218.4 million (18,890 homes closed) in 2012. During fiscal 2013, home sales revenues increased in all of our market regions, resulting from increases in the number of homes closed and increases in average selling prices due to favorable housing market conditions and our increased inventory investments.

The number of homes closed in fiscal 2013 increased 28% from 2012 due to increases in all of our market regions. The most significant percentage increase occurred in our Southeast region, where the highest percentage increases occurred in the Jacksonville, Orlando, Southwest Florida and Atlanta markets and where Huntsville was a new market in fiscal 2013. In our West region, the highest percentage increases occurred in the Southern California, Portland and Las Vegas markets.

The average selling price of homes closed during 2013 was $249,400, up 12% from the $223,300 average in 2012, resulting from our ability to raise sales prices in many of our communities as demand for new homes improved from the prior year and the supply of homes for sale declined in many of our markets. Also, a small increase in the average size of our homes closed was a contributing factor.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2013	2012
Gross profit — Home sales	20.8%	17.7%
Gross profit — Land/lot sales and other	16.7%	25.3%
Effect of inventory and land option charges on total homebuilding gross profit	(0.5)%	(0.1)%
Gross profit — Total homebuilding	20.3%	17.6%
Selling, general and administrative expense	10.7%	12.5%
Interest expense	0.1%	0.6%
Other (income)	(0.2)%	(0.3)%
Homebuilding pre-tax income	9.7%	4.8%

Home Sales Gross Profit

Gross profit from home sales increased by 68%, to $1.3 billion in 2013, from $745.5 million in 2012, and increased 310 basis points, to 20.8% as a percentage of home sales revenues. Approximately 210 basis points of the increase in the home sales gross profit percentage resulted from reduced sales incentives and increases in the average selling price of our homes closed, partially offset by smaller increases in the average cost of our homes closed, reflecting improved market conditions. Approximately 60 basis points of the increase was due to lower costs for warranty and construction defect claims as a percentage of home sales revenue. The remaining 40 basis points of the increase was due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues, resulting from the decrease in interest capitalized as a percentage of our active inventory from the prior year due to a decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Our gross profit margins in fiscal 2013 benefited significantly from favorable market conditions that allowed us to increase sales prices and reduce incentives across most of our markets, while we limited increases in construction costs. Our gross profit margins also benefited from reduced interest amortized to cost of sales, as our average borrowing costs benefited from the maturity of some higher interest rate debt combined with the issuance of new debt securities with lower interest rates.

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

Inventory and Land Option Charges

As of September 30, 2013, we performed impairment evaluations of communities with a combined carrying value of $165.9 million, and we recorded impairment charges of $21.3 million during the fourth quarter to reduce the carrying values of impaired communities to their estimated fair values. Total impairment charges during fiscal 2013 and 2012 were $21.3 million and $3.2 million, respectively.

During fiscal 2013 and 2012, we wrote off $9.8 million and $3.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that were expected to be terminated. At September 30, 2013, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $42.4 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 23% to $649.9 million in 2013 from $528.7 million in 2012. As a percentage of homebuilding revenues, SG&A expense decreased 180 basis points, to 10.7% in 2013 from 12.5% in 2012. The improvement in SG&A expenses as a percentage of revenues was due to an increase in both the volume and the average selling prices of our homes closed, combined with our efforts to keep the growth in overhead expenses at a lower level than the growth in home closings volume and revenues.

Employee compensation and related costs represented 65% and 63% of SG&A costs in 2013 and 2012, respectively. These costs increased by 27%, to $425.2 million in 2013 from $335.6 million in 2012, mainly due to an increase in our number of employees and an increase in the level of incentive compensation related to the significant increases in profitability in 2013 as compared to 2012. Our homebuilding operations employed approximately 3,600 and 2,740 employees at September 30, 2013 and 2012, respectively.

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

Interest Incurred

Comparing fiscal 2013 with fiscal 2012, interest incurred increased 39% to $172.8 million, due to a 59% increase in our average debt. Interest incurred in fiscal 2013 increased by a lower percentage than the increase in our average debt due to new debt issued at lower interest rates and the maturity of higher interest rate debt, both of which reduced our average interest rate as compared to the prior year.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During fiscal 2012 and a portion of fiscal 2013, our active inventory was lower than our debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, during the third and fourth quarters of fiscal 2013, our active inventory exceeded our debt level and therefore, all interest incurred during those periods was capitalized to inventory. As a result, $7.1 million of interest was expensed during fiscal 2013, compared to $26.9 million during 2012. Interest amortized to cost of sales declined to 2.3% of total home and land/lot and other cost of sales in fiscal 2013 from 2.7% in fiscal 2012 as a result of a decrease in interest capitalized as a percentage of our active inventory from the prior year due to the decrease in the average interest rate on our outstanding debt and the growth in our active inventory.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $14.9 million in 2013, compared to $12.2 million in 2012. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Acquisitions

In August 2012, we acquired the homebuilding operations of Breland Homes for $105.9 million in cash, of which $9.4 million was paid in fiscal 2013. Breland Homes operates in Huntsville and Mobile, Alabama and along the coast of Mississippi. The assets acquired included approximately 300 homes in inventory, 1,000 lots and control of approximately 3,700 additional lots through option contracts. We also acquired a sales order backlog of 228 homes valued at $46.9 million.

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

East Region — Homebuilding revenues increased 27% in 2013 compared to 2012, due to an increase in the average selling price and the number of homes closed in the majority of the region's markets. The increase in home closings in our South Carolina markets contributed most to the overall increase in the region. The region generated pre-tax income of $48.3 million in 2013, compared to $16.0 million in 2012, primarily as a result of increases in revenues and gross profit. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 270 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2013 due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 39% in 2013 compared to 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Denver market contributed most to the overall increase in the region. The region generated pre-tax income of $38.9 million in 2013, compared to $1.1 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 500 basis points in fiscal 2013, compared to fiscal 2012. The fiscal 2013 results benefited from reimbursements received from subcontractors of $8.2 million related to legal claim settlements in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 250 basis points in fiscal 2013 due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 63% in 2013 compared to 2012, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Huntsville, Jacksonville, Orlando, Southwest Florida and Atlanta markets contributed most to the overall increase in the region. The acquisition of Breland Homes in August 2012 contributed 695 homes closed and $145.8 million in homebuilding revenues to the region's operating results in fiscal 2013, compared to 114 homes closed and $22.4 million in homebuilding revenues in fiscal 2012. The region generated pre-tax income of $148.4 million in 2013, compared to $38.0 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 400 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in fiscal 2013 due to the increase in revenues.

South Central Region — Homebuilding revenues increased 32% in 2013 compared to 2012, due to an increase in the number of homes closed, as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Houston and Dallas markets contributed most to the overall increase in the region. The region generated pre-tax income of $149.0 million in 2013, compared to $80.6 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 150 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in fiscal 2013 due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 21% in 2013 compared to 2012, primarily due to an increase in the number of homes closed in our Tucson market. The region generated pre-tax income of $26.3 million in 2013, compared to $16.8 million in 2012, primarily as a result of increases in revenues and gross profit. Home sales gross profit percentage increased 30 basis points in fiscal 2013, compared to fiscal 2012. The fiscal 2013 results included $5.7 million of expenses related to construction defect settlements in the Phoenix market which limited the region's improvement in gross profit percentage. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in fiscal 2013 due to the increase in revenues.

West Region — Homebuilding revenues increased 57% in 2013 compared to 2012, primarily due to an increase in the number of homes closed in the majority of the region's markets. The increase in home closings in our Southern California, Portland and Las Vegas markets contributed most to the overall increase in the region. The region generated pre-tax income of $181.4 million in 2013, compared to $51.2 million in 2012, primarily as a result of increases in revenues and gross profit. Fiscal 2013 pre-tax income was reduced by inventory impairment charges of $20.2 million in California. Home sales gross profit percentage increased 420 basis points in fiscal 2013, compared to fiscal 2012. As a percentage of homebuilding revenues, SG&A expenses decreased by 340 basis points in fiscal 2013 due to the increase in revenues.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2013 and 2012:

	Fiscal Year Ended September 30,
	2013	2012	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,514	11,228	20%
Number of homes closed by D.R. Horton	24,155	18,890	28%
DHI Mortgage capture rate	56%	59%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,566	11,283	20%
Total number of loans originated or brokered by DHI Mortgage	15,806	13,499	17%
Percentage of loan volume from D.R. Horton homebuyers	86%	84%
Loans sold by DHI Mortgage to third parties	15,601	13,397	16%

	Fiscal Year Ended September 30,
	2013	2012	% Change
		(In millions)
Loan origination fees	$21.4	$18.9	13%
Sale of servicing rights and gains from sale of mortgage loans	112.5	73.9	52%
Recourse expense	(0.5)	(4.7)	(89)%
Sale of servicing rights and gains from sale of mortgage loans, net	112.0	69.2	62%
Other revenues	10.1	7.5	35%
Reinsurance expense	(0.1)	(1.5)	(93)%
Other revenues, net	10.0	6.0	67%
Total mortgage operations revenues	143.4	94.1	52%
Title policy premiums, net	30.0	23.7	27%
Total revenues	173.4	117.8	47%
General and administrative expense	116.4	85.5	36%
Interest and other (income)	(8.5)	(6.9)	23%
Financial services pre-tax income	$65.5	$39.2	67%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2013	2012
Recourse and reinsurance expense	0.3%	5.0%
General and administrative expense	66.9%	69.0%
Interest and other (income)	(4.9)%	(5.6)%
Financial services pre-tax income	37.6%	31.6%
______________

(1)	Excludes the effects of recourse and reinsurance charges on financial services revenues.

Mortgage Loan Activity

In fiscal 2013, total first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 20%, due to an increase of 28% in the number of homes closed by our homebuilding operations. The percentage increase in loans originated was lower than the percentage increase in the number of homes closed due to a decrease in our mortgage capture rate to 56% in fiscal 2013, from 59% in fiscal 2012. Home loans to customers of our homebuilding operations constituted 86% of DHI Mortgage loan originations in 2013, compared to 84% in 2012.

The number of loans sold increased by 16% in 2013 compared to 2012, corresponding to the 17% increase in the number of loans originated. Virtually all of the mortgage loans originated during fiscal 2013 and mortgage loans held for sale on September 30, 2013 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 44% of the mortgage loans sold by DHI Mortgage during fiscal 2013 were sold to one major financial institution.

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

Financial services G&A expense increased 36%, to $116.4 million in 2013 from $85.5 million in 2012. As a percentage of financial services revenues (excluding the effects of recourse and reinsurance expense), G&A expense was 66.9% in 2013, compared to 69.0% in 2012.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

Income before Income Taxes

Pre-tax income for fiscal 2013 was $657.8 million, compared to $242.9 million for fiscal 2012. The difference in our operating results for 2013 compared to 2012 was due to higher revenues from increased home closings and sales of mortgage loans and higher profit margins in both our homebuilding and financial services businesses.

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

At September 30, 2013 and 2012, we had deferred tax assets, net of deferred tax liabilities, of $617.6 million and $751.4 million, respectively, offset by valuation allowances of $31.0 million and $41.9 million, respectively. At September 30, 2013, we had tax benefits of $99.3 million for state NOL carryforwards that expire (beginning at various times depending on the tax jurisdiction) from fiscal 2014 to fiscal 2032. We also had state tax credit carryforwards of $4.0 million that expire from fiscal 2018 to fiscal 2023 and $1.9 million of state tax credit carryforwards had no expiration date.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. In fiscal 2012, we determined it was more likely than not that the substantial majority of our deferred tax assets would be realized, which resulted in a $753.2 million reversal of all of the valuation allowance related to our federal deferred tax assets and a portion of the valuation allowance related to our state deferred tax assets.

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

At September 30, 2013 we recorded an out-of-period adjustment which increased both our deferred income taxes and the valuation allowance on our deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on our statement of operations during fiscal 2013. The increase in our deferred income taxes of $23.9 million corrected an error in recording the future benefits for state NOL carryforwards based on each of our legal entities’ NOLs in each state and the current tax rate of each state. The valuation allowance was also increased by $23.9 million because we determined it was more likely than not that these state NOL carryforwards would not be realized because we estimated that we would not have sufficient taxable income within these states' carryforward periods. As a result of this adjustment, the remaining amount of the valuation allowance related to state deferred tax assets was $31.0 million at September 30, 2013. Our valuation allowance was based on an analysis of the amount of NOL carryforwards associated with each of our legal entities in the states in which we conduct business, as compared to our expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Had deferred income taxes related to the state NOL carryforwards of each of our legal entities been reflected at state specific tax rates as of September 30, 2012, our deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on our deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in our income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased our income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 were not material to our financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 was not material to our financial statements for fiscal 2013.

At September 30, 2013 and 2012, the total amount of our unrecognized tax benefits was $4.2 million and $14.1 million, respectively. During fiscal 2013 and 2012, we recognized interest benefits related to unrecognized tax benefits of $2.8 million and $0.1 million, respectively, in our consolidated statements of operations. At September 30, 2013 and 2012, our total accrued interest expense relating to unrecognized tax benefits was $2.2 million and $5.1 million, respectively, and there were no accrued penalties.

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

At September 30, 2014, our ratio of homebuilding debt to total capital was 39.4%, compared to 44.6% at September 30, 2013. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by homebuilding notes payable net of cash plus total equity) was 34.5% at September 30, 2014, compared to 36.3% at September 30, 2013. The improvement in these ratios is primarily due to the conversion of our 2% convertible senior notes into equity during the current fiscal year, which decreased our homebuilding debt and increased our total capital. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2014, our homebuilding cash and cash equivalents were $632.5 million.

Bank Credit Facility — We have a senior unsecured revolving credit facility which was amended in August 2014 to increase its capacity from $725 million to $975 million and to extend its maturity date to September 7, 2019. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2014, we had $300.0 million of borrowings outstanding at a 2.9% annual interest rate and $92.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $582.3 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2014, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $3.1 million and $8.5 million at September 30, 2014 and 2013, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2014, we repaid the remaining $145.9 million principal amount of our 6.125% senior notes which were due on that date. On September 15, 2014, we repaid the remaining $137.9 million principal amount of our 5.625% senior notes which were due on that date. In February 2014, we issued $500 million principal amount of 3.75% senior notes due March 1, 2019, with interest payable semi-annually. The annual effective interest rate of the senior notes after giving effect to the amortization of financing costs is 3.9%. We have $157.7 million principal amount of our senior notes maturing before the end of fiscal 2015. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2014, we were in compliance with all of the limitations and restrictions that form a part of the public debt obligations.

During April and May of 2014, our outstanding 2% convertible senior notes were converted into 38.6 million shares of our common stock. The conversion rate was 77.18004 shares of our common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Debt and Equity Repurchase Authorizations — Effective August 1, 2014, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2015. The full amount of each of these authorizations was remaining at September 30, 2014.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2014, our financial services cash and cash equivalents were $29.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. In February 2014, the mortgage repurchase facility was renewed and amended. This renewal and amendment extends the maturity date of the facility to February 27, 2015 and allows for the capacity of the facility to be increased, without requiring additional commitments, from $300 million to $325 million on the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter, excluding the quarter ending December 31, 2014. Through an additional commitment obtained in September 2014, the capacity of the facility was temporarily increased to $400 million until October 24, 2014.

As of September 30, 2014, $448.1 million of mortgage loans held for sale with a collateral value of $429.0 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $69.8 million, DHI Mortgage had an obligation of $359.2 million outstanding under the mortgage repurchase facility at September 30, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2014, we used $661.4 million of cash in our operating activities, compared to $1.2 billion in fiscal 2013. We used $918.2 million of cash to increase our construction in progress and finished home inventory, compared to $815.3 million in fiscal 2013. We used $513.6 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $1.2 billion in fiscal 2013. Cash used for operations in the prior year reflected our significant inventory investments as we responded to improved market conditions. We slowed the growth of our land and lot inventories in fiscal 2014 to align with our desired level of owned land and lots, while increasing our homes in inventory to capture an increased share of new home demand.

Investing Cash Flow Activities

In fiscal 2014, net cash used in investing activities was $282.1 million, compared to $180.9 million provided by investing activities in fiscal 2013. The primary use of cash for investing activities during fiscal 2014 was related to the acquisition of the homebuilding operations of Crown Communities for $209.6 million in cash. We also purchased the homebuilding operations of Regent Homes for $34.5 million.

We used $100.2 million and $58.0 million in fiscal 2014 and 2013, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. The purchases of property and equipment during fiscal 2014 included the purchase of 177,000 acres in New Mexico as a long-term land investment for $56.0 million, of which $37.4 million was paid in cash and $18.6 million was notes payable assumed from the seller. Of the total purchase price, $46.5 million was allocated to land and the remainder was allocated to buildings, improvements and equipment. As part of the purchase, we also obtained the livestock grazing rights under long-term leases on approximately 114,000 acres of land. We plan to use the property to conduct ranching and agricultural activities.

Cash provided by investing activities during fiscal 2014 included a $67.8 million decrease in restricted cash due to a reduction in the amount of letters of credit that were cash collateralized in fiscal 2014, compared to an increase of $28.5 million in restricted cash due to an increase in the amount of cash collateralized on letters of credit in fiscal 2013.

In fiscal 2013, the primary source of investing cash flows was the receipt of proceeds from the sale or maturity of marketable securities, which totaled $296.5 million, net of purchases. Additionally, during fiscal 2013 we paid $18.6 million to purchase defaulted debt securities collateralized by one residential real estate parcel and we paid $9.4 million to complete our purchase of the homebuilding operations of Breland Homes, acquired in August 2012.

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

In fiscal 2014, net cash provided by financing activities was $627.9 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.4 billion included our issuance of $500 million principal amount of 3.75% senior notes in February 2014, borrowings of $810.0 million on the revolving credit facility and borrowings of $120.6 million under our mortgage repurchase facility. Note repayments of $796.9 million included our repayment of $145.9 million principal amount of our 6.125% senior notes and $137.9 million principal amount of our 5.625% senior notes at maturity, and our repayment of $510.0 million drawn on the revolving credit facility. During fiscal 2013, financing activities provided $939.0 million of cash, primarily from our issuance of a total of $1.1 billion principal amount of senior notes, borrowings of $165.0 million on the revolving credit facility and borrowings of $50.8 million under our mortgage repurchase facility. Note repayments of $345.1 million in fiscal 2013 included our repayment of$171.7 million principal amount of our 6.875% senior notes at maturity and repayment of the $165.0 million drawn on the revolving credit facility.

The Board of Directors approved and paid cash dividends of $0.0375 per common share in each of the second and third quarters of fiscal 2014 and a cash dividend of $0.0625 per common share in the fourth quarter of fiscal 2014. In November 2014, the Board of Directors approved a cash dividend of $0.0625 per common share, payable on December 15, 2014, to stockholders of record on December 1, 2014.

During the first quarter of fiscal 2013, the Board of Directors approved and paid total cash dividends of $0.1875 per common share, which included cash dividends of $0.0375 per share and an additional cash dividend of $0.15 per share. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that would have otherwise been paid in calendar year 2013.

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

Our future cash requirements for contractual obligations as of September 30, 2014 are presented below:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Homebuilding:
Notes Payable — Principal (1)	$3,324.0	$163.2	$894.1	$1,201.2	$1,065.5
Notes Payable — Interest (1)	724.9	149.1	233.3	155.4	187.1
Operating Leases	31.9	13.8	14.9	3.1	0.1
Purchase Obligations	30.9	23.0	5.3	0.9	1.7
	$4,111.7	$349.1	$1,147.6	$1,360.6	$1,254.4
Financial Services:
Notes Payable — Principal (2)	$359.2	$359.2	$—	$—	$—
Notes Payable — Interest (2)	9.2	9.2	—	—	—
Operating Leases	1.4	0.5	0.6	0.3	—
	$369.8	$368.9	$0.6	$0.3	$—
______________

(1)
Homebuilding notes payable represent principal and interest payments due on our senior notes, our revolving credit facility and our secured notes. The principal amount of our revolving credit facility is assumed to be $300 million through its maturity, and the related interest obligation is based on the effective rate of 2.9% as of September 30, 2014.

(2)
Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 2.6% and principal balance outstanding at September 30, 2014.

At September 30, 2014, our homebuilding operations had outstanding letters of credit of $95.8 million, of which $3.1 million were cash collateralized, and surety bonds of $876.2 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at September 30, 2014, there were a limited number of contracts, representing $30.9 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	potential deterioration in homebuilding industry conditions or general economic conditions;

•	the cyclical nature of the homebuilding industry and changes in economic, real estate and other conditions;

•	constriction of the credit markets, which could limit our ability to access capital and increase our costs of capital;

•
reductions in the availability of mortgage financing and the liquidity provided by government-sponsored enterprises, the effects of government programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the impact of an inflationary, deflationary or higher interest rate environment;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulation on our financial services operations;

•	our substantial debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect our growth strategies or acquisitions successfully;

•	our ability to realize the full amount of our deferred income tax assets;

•	the effects of the loss of key personnel;

•	the effects of negative publicity; and

•	information technology failures and data security breaches.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2014 and 2013, and for the years ended September 30, 2014, 2013 and 2012. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Some mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, discussions with our mortgage purchasers, analysis of the mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests. A 40% increase in the amount of expected mortgage loan repurchases and expected losses on mortgage loan repurchases would not result in a material change in our reserve for expected mortgage loan repurchases.

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

Each quarter, the performance and outlook of land inventory and communities under development are reviewed for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type (e.g. single family homes evaluated separately from condominium parcels). In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

For the inventory impairment analyses we performed during fiscal 2014, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from six months to ten years, and we utilized a range of discount rates for communities from 12% to 18%.

We rarely purchase land for resale. However, when we own land or communities under development that do not fit into our development and construction plans and determine we will sell the asset, the project is accounted for as land held for sale. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, recent offers received to purchase the property, prices for land in recent comparable sales transactions and market analysis studies, which include the estimated price a willing buyer would pay for the land. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

The key assumptions relating to inventory valuations are impacted by local market economic conditions and the actions of competitors, and are inherently uncertain. Although our quarterly assessments reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

Business Acquisitions - We account for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies. While we believe the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Goodwill - We record goodwill associated with our acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on an annual basis. The accounting guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. We performed a qualitative assessment of our goodwill balance of $94.8 million and $38.9 million at September 30, 2014 and 2013, respectively, and determined that the two-step process was not necessary.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. At both September 30, 2014 and 2013, 99% of these reserves related to construction defect matters.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2014 and 2013, we had reserves for approximately 180 and 160 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2014, we established reserves for approximately 80 new construction defect claims and resolved 60 construction defect claims for a total cost of $33.7 million. The majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $96.5 million in our reserves and a $51.7 million increase in our receivable, resulting in additional expense of $44.8 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $76.7 million in our reserves and a $38.1 million decrease in our receivable, resulting in a reduction in expense of $38.6 million.

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

Stock-based Compensation — Our common stockholders formally authorize shares of stock-based compensation available for future grants. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2014, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2014 have a remaining vesting period of 1 to 3 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2014 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

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

•
Level 3 — Valuation is typically derived from model-based techniques in which at least one significant input is unobservable and based on our own estimates about the assumptions that market participants would use to value the asset or liability.

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for our mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which clarifies when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. This guidance helps determine when a creditor should derecognize a loan receivable and recognize real estate property. The guidance is effective for us beginning October 1, 2015 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance is effective for us beginning October 1, 2017 and allows for both full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The guidance is effective for us beginning January 1, 2015 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation,” which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for us beginning October 1, 2016 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors,” which requires that certain government-guaranteed mortgage loans, including those guaranteed by the FHA and VA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance is effective for us beginning October 1, 2015 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for us at the end of fiscal 2017 and is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2014 and 2013 was not significant, is recognized in current earnings. At September 30, 2014, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $592.0 million. Uncommitted IRLCs totaled a notional amount of approximately $275.0 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $348.6 million at September 30, 2014.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2014. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at September 30, 2014.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2014
	2015	2016	2017	2018	2019	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$162.6	$542.9	$350.0	$400.0	$500.0	$1,050.0	$3,005.5	$3,038.6
Average interest rate	5.5%	6.4%	5.0%	3.8%	3.9%	5.1%	5.0%
Variable rate	$359.8	$0.6	$0.6	$0.6	$300.6	$15.5	$677.7	$677.7
Average interest rate	2.6%	3.0%	3.0%	3.0%	2.9%	3.0%	2.7%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report On Internal Control Over Financial Reporting, management has excluded Crown Communities (“Crown”) from its assessment of internal control over financial reporting as of September 30, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Crown from our audit of internal control over financial reporting. Crown’s total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 17, 2014

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$632.5	$954.2
Restricted cash	10.0	77.8
Inventories:
Construction in progress and finished homes	3,541.3	2,498.0
Residential land and lots — developed and under development	3,800.0	3,215.2
Land held for development	332.8	450.2
Land held for sale	26.4	34.0
	7,700.5	6,197.4
Deferred income taxes, net of valuation allowance of $31.1 million and $31.0 million at September 30, 2014 and 2013, respectively	565.0	586.6
Property and equipment, net	190.8	106.7
Other assets	441.1	419.6
Goodwill	94.8	38.9
	9,634.7	8,381.2
Financial Services:
Cash and cash equivalents	29.3	23.2
Mortgage loans held for sale	476.9	395.1
Other assets	61.6	56.9
	567.8	475.2
Total assets	$10,202.5	$8,856.4
LIABILITIES
Homebuilding:
Accounts payable	$480.3	$346.4
Accrued expenses and other liabilities	875.0	886.0
Notes payable	3,323.6	3,270.4
	4,678.9	4,502.8
Financial Services:
Accounts payable and other liabilities	44.7	53.6
Mortgage repurchase facility	359.2	238.6
	403.9	292.2
Total liabilities	5,082.8	4,795.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 371,786,765 shares issued and 364,586,694 shares outstanding at September 30, 2014 and 330,143,689 shares issued and 322,943,618 shares outstanding at September 30, 2013	3.7	3.3
Additional paid-in capital	2,613.7	2,042.0
Retained earnings	2,630.5	2,145.6
Treasury stock, 7,200,071 shares at September 30, 2014 and 2013, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.2	1.9
Total stockholders’ equity	5,115.8	4,058.5
Noncontrolling interests	3.9	2.9
Total equity	5,119.7	4,061.4
Total liabilities and equity	$10,202.5	$8,856.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2014	2013	2012
	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$7,804.7	$6,024.8	$4,218.4
Land/lot sales and other	53.8	61.1	17.8
	7,858.5	6,085.9	4,236.2
Cost of sales:
Home sales	6,139.1	4,771.5	3,472.9
Land/lot sales and other	44.3	50.9	13.3
Inventory and land option charges	85.2	31.1	6.2
	6,268.6	4,853.5	3,492.4
Gross profit:
Home sales	1,665.6	1,253.3	745.5
Land/lot sales and other	9.5	10.2	4.5
Inventory and land option charges	(85.2)	(31.1)	(6.2)
	1,589.9	1,232.4	743.8
Selling, general and administrative expense	834.2	649.9	528.7
Interest expense	—	5.1	23.6
Other (income)	(13.1)	(14.9)	(12.2)
Homebuilding pre-tax income	768.8	592.3	203.7
Financial Services:
Revenues, net of recourse and reinsurance expense	166.4	173.4	117.8
General and administrative expense	131.2	116.4	85.5
Interest and other (income)	(10.2)	(8.5)	(6.9)
Financial services pre-tax income	45.4	65.5	39.2
Income before income taxes	814.2	657.8	242.9
Income tax expense (benefit)	280.7	195.1	(713.4)
Net income	$533.5	$462.7	$956.3
Other comprehensive income (loss), net of income tax:
Unrealized (loss) gain related to available-for-sale securities	—	(0.2)	0.1
Unrealized gain related to debt securities collateralized by residential real estate	0.3	1.9	—
Comprehensive income	$533.8	$464.4	$956.4
Basic net income per common share	$1.57	$1.44	$3.01
Net income per common share assuming dilution	$1.50	$1.33	$2.77
Cash dividends declared per common share	$0.1375	$0.1875	$0.15

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2011 (316,043,099 shares)	$3.2	$1,917.0	$834.6	$(134.3)	$0.1	$2.9	$2,623.5
Net income	—	—	956.3	—	—	—	956.3
Issuances under employee benefit plans (79,455 shares)	—	0.9	—	—	—	—	0.9
Exercise of stock options (4,493,797 shares)	0.1	40.7	—	—	—	—	40.8
Stock issued under employee incentive plans (275,625 shares)	—	3.1	—	—	—	—	3.1
Stock based compensation expense	—	18.1	—	—	—	—	18.1
Cash dividends declared	—	—	(47.8)	—	—	—	(47.8)
Other comprehensive income, net of tax	—	—	—	—	0.1	—	0.1
Noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Balances at September 30, 2012 (320,891,976 shares)	$3.3	$1,979.8	$1,743.1	$(134.3)	$0.2	$2.6	$3,594.7
Net income	—	—	462.7	—	—	—	462.7
Issuances under employee benefit plans (63,105 shares)	—	1.1	—	—	—	—	1.1
Exercise of stock options (1,785,412 shares)	—	37.8	—	—	—	—	37.8
Excess income tax benefit from employee stock awards	—	6.7	—	—	—	—	6.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (203,125 shares)	—	(2.4)	—	—	—	—	(2.4)
Stock based compensation expense	—	19.0	—	—	—	—	19.0
Cash dividends declared	—	—	(60.2)	—	—	—	(60.2)
Other comprehensive income, net of tax	—	—	—	—	1.7	—	1.7
Noncontrolling interests	—	—	—	—	—	0.3	0.3
Balances at September 30, 2013 (322,943,618 shares)	$3.3	$2,042.0	$2,145.6	$(134.3)	$1.9	$2.9	$4,061.4
Net income	—	—	533.5	—	—	—	533.5
Issuances under employee benefit plans (77,216 shares)	—	1.4	—	—	—	—	1.4
Exercise of stock options (2,687,724 shares)	—	43.8	—	—	—	—	43.8
Net income tax deficiency from employee stock awards	—	(3.4)	—	—	—	—	(3.4)
Stock issued under employee incentive plans, net of shares withheld for employee taxes (288,685 shares)	—	5.5	—	—	—	—	5.5
Conversion of 2% convertible senior notes (38,589,451 shares)	0.4	498.2	—	—	—	—	498.6
Stock based compensation expense	—	26.2	—	—	—	—	26.2
Cash dividends declared	—	—	(48.6)	—	—	—	(48.6)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	1.0	1.0
Balances at September 30, 2014 (364,586,694 shares)	$3.7	$2,613.7	$2,630.5	$(134.3)	$2.2	$3.9	$5,119.7
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2014	2013	2012
	(In millions)
OPERATING ACTIVITIES
Net income	$533.5	$462.7	$956.3
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.4	22.7	18.8
Amortization of discounts and fees	27.4	39.7	40.4
Stock based compensation expense	26.2	19.0	18.1
Excess income tax benefit from employee stock awards	(0.6)	(6.7)	—
Deferred income taxes	17.4	130.9	(709.5)
Gain on early retirement of debt, net	—	—	(0.1)
Gain on sale of marketable securities	—	(0.2)	(0.2)
Inventory and land option charges	85.2	31.1	6.2
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(918.2)	(815.3)	(275.4)
Increase in residential land and lots — developed, under development, held for development and held for sale	(513.6)	(1,235.6)	(371.0)
Decrease (increase) in other assets	8.8	18.3	(36.2)
Decrease (increase) in income taxes receivable	—	14.4	(2.0)
Increase in mortgage loans held for sale	(81.8)	(49.8)	(51.2)
Increase in accounts payable, accrued expenses and other liabilities	115.9	139.5	113.6
Net cash used in operating activities	(661.4)	(1,229.3)	(292.2)
INVESTING ACTIVITIES
Purchases of property and equipment	(100.2)	(58.0)	(33.6)
Purchases of marketable securities	—	(28.9)	(240.8)
Proceeds from the sale or maturity of marketable securities	—	325.4	232.8
Decrease (increase) in restricted cash	67.8	(28.5)	(0.2)
Net principal increase of other mortgage loans and real estate owned	(5.6)	(2.5)	(4.7)
Purchase of debt securities collateralized by residential real estate	—	(18.6)	—
Principal payments received on debt securities collateralized by residential real estate	—	1.4	—
Payments related to acquisition of a business	(244.1)	(9.4)	(96.5)
Net cash (used in) provided by investing activities	(282.1)	180.9	(143.0)
FINANCING ACTIVITIES
Proceeds from notes payable	1,427.6	1,307.9	765.9
Repayment of notes payable	(796.9)	(345.1)	(17.5)
Proceeds from stock associated with certain employee benefit plans	45.2	29.7	50.9
Excess income tax benefit from employee stock awards	0.6	6.7	—
Cash dividends paid	(48.6)	(60.2)	(47.8)
Net cash provided by financing activities	627.9	939.0	751.5
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(315.6)	(109.4)	316.3
Cash and cash equivalents at beginning of year	977.4	1,086.8	770.5
Cash and cash equivalents at end of year	$661.8	$977.4	$1,086.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$5.6	$19.5
Income taxes paid, net	$279.8	$34.8	$6.1
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$11.4	$4.1
Stock issued under employee incentive plans	$5.5	$3.9	$3.1
Conversion of 2% convertible senior notes into equity	$498.6	$—	$—
Notes payable assumed to purchase long-term land investment	$18.6	$—	$—
Note receivable related to sale of land	$5.0	$—	$—
Accrual for holdback payment related to acquisition	$—	$—	$9.4
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

Reclassifications

Certain reclassifications have been made in the prior years' financial statements to conform to classifications used in the current year. Cash balances of the Company's captive insurance subsidiary, which are expected to be used by the Company to pay future anticipated legal claims, have been correctly presented within homebuilding cash and cash equivalents rather than homebuilding other assets. These balances were $40.9 million, $39.1 million and $37.9 million at September 30, 2013, 2012 and 2011, respectively. The balance sheet at September 30, 2013 and the statements of cash flows for the fiscal years ended September 30, 2013 and 2012, including the financial statements of the Non-Guarantor Subsidiaries as reflected in Note O, have been revised to reflect this correction. Additionally, the balance sheet at September 30, 2013 has been revised to present land held for sale of $34.0 million as a separate component of inventory, of which $12.1 million had previously been included in residential land and lots - developed and under development and $21.9 million had been included in land held for development. As other prior period financial information is presented in future filings, the Company will similarly revise its financial statements in such filings.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2014 and 2013, the Company had deferred profit on these home sales in the amounts of $1.4 million and $2.3 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During fiscal 2012 and a portion of fiscal 2013, the Company’s active inventory was lower than its debt level and therefore, a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, the Company's active inventory has exceeded its debt level, and all interest incurred has been capitalized to inventory. See Note E.

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

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2014 and 2013 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to loss related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2014 and 2013, the amount of option deposits related to these contracts totaled $55.7 million and $36.9 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

The Company's property and equipment balances and the related accumulated depreciation at September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Buildings and improvements	$112.8	$92.2
Model home furniture	86.7	72.7
Office furniture and equipment	68.4	54.9
Land	66.9	16.9
Total property and equipment	334.8	236.7
Accumulated depreciation	(141.1)	(127.2)
Property and equipment, net (1)	$193.7	$109.5
_________________

(1)
Includes $2.9 million and $2.8 million at September 30, 2014 and 2013, respectively, of property and equipment related to the Company's financial services subsidiaries which is included in financial services other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense was $36.6 million, $22.3 million and $18.8 million in fiscal 2014, 2013 and 2012, respectively.

In July 2014, the Company purchased approximately 177,000 acres in New Mexico as a long-term land investment for $56.0 million. The Company paid $37.4 million in cash and assumed notes payable of $18.6 million from the seller. Of the total purchase price, $46.5 million was allocated to land and the remainder was allocated to buildings, improvements and equipment. As part of the purchase, the Company also obtained the livestock grazing rights under long-term leases on approximately 114,000 acres of land. The Company plans to use the property to conduct ranching and agricultural activities.

Business Acquisitions

The Company accounts for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies. While the Company believes the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

In August 2012, the Company acquired the homebuilding operations of Breland Homes for $105.9 million in cash, of which $9.4 million was paid in fiscal 2013. Breland Homes operates in Huntsville and Mobile, Alabama and along the coast of Mississippi. The assets acquired included approximately 300 homes in inventory, 1,000 lots and control of approximately 3,700 additional lots through option contracts. The Company also acquired a sales order backlog of 228 homes. In October 2013, the Company acquired the homebuilding operations of Regent Homes, Inc. for $34.5 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. The Company also acquired a sales order backlog of 213 homes. All of the assets acquired were recorded at their estimated fair values by the Company. These acquisitions were not material to the Company's results of operations or its financial condition.

In May 2014, the Company acquired the homebuilding operations of Crown Communities (Crown) for $209.6 million in cash. Crown operates in Georgia, South Carolina and eastern Alabama. The assets acquired included approximately 640 homes in inventory, 2,350 lots and control of approximately 3,400 additional lots through option contracts. The Company also acquired a sales order backlog of 431 homes. Subsequent to the acquisition, Crown closed 721 homes and generated home sales revenues of $187.7 million during fiscal 2014.

The assets acquired and liabilities assumed from Crown were recorded by the Company at their estimated fair values as of the acquisition date and were as follows (amounts in millions):

Inventories	$140.5
Property and equipment	1.9
Other assets	4.9
Goodwill	53.6
Intangible assets	11.7
Other liabilities	(3.0)
$209.6

As a result of the transaction, the Company recorded goodwill of $53.6 million, whereby $34.1 million was allocated to its Southeast reporting segment and $19.5 million was allocated to its East reporting segment, all of which is tax deductible. The goodwill relates to expected synergies from increasing the Company's market presence in the Georgia and South Carolina markets, Crown's experienced and knowledgeable workforce and their capital efficient operating processes. The intangible assets will be amortized on a straight-line basis to SG&A expense over their expected five-year lives.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on an annual basis. The accounting guidance allows an entity to assess qualitatively whether it is necessary to perform step one of a prescribed two-step annual goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, the two-step goodwill impairment test is not required. The Company performed a qualitative assessment of goodwill at September 30, 2014 and 2013, except for the goodwill related to the recent Crown acquisition, and determined that the two-step process was not necessary. The Company's goodwill balances by reporting segment were as follows:

	September 30,
	2014	2013
	(In millions)
East	$21.8	$—
Midwest	—	—
Southeast	57.1	23.0
South Central	15.9	15.9
Southwest	—	—
West	—	—
Total Goodwill	$94.8	$38.9

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $44.0 million, $33.2 million and $24.4 million in fiscal 2014, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company's common stockholders formally authorize shares of stock-based compensation available for future grants. From time to time, the Compensation Committee of the Company's Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2014, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2014 have a remaining vesting period of 1 to 3 years. Stock options are granted at exercise prices which equal the market value of the Company's common stock at the date of the grant. The stock options outstanding at September 30, 2014 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments and other derivative instruments on a recurring basis. Fair value measurements are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note M.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The guidance is effective for the Company beginning January 1, 2015 and will not have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation,” which states that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. The guidance is effective for the Company beginning October 1, 2016 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors,” which requires that certain government-guaranteed mortgage loans, including those guaranteed by the FHA and VA, be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance is effective for the Company beginning October 1, 2015 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for the Company at the end of fiscal 2017 and is not expected to have any impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s 37 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2014 and 97% of consolidated revenues in fiscal 2013 and 2012. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes in 27 states and 79 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company's reporting segments is as follows:

	Year Ended September 30,
	2014	2013	2012
		(In millions)
Revenues
Homebuilding revenues:
East	$954.7	$686.3	$542.4
Midwest	483.5	471.5	339.3
Southeast	2,167.0	1,520.7	934.6
South Central	1,971.2	1,526.2	1,158.4
Southwest	285.2	327.7	270.7
West	1,996.9	1,553.5	990.8
Homebuilding revenues	7,858.5	6,085.9	4,236.2
Financial services revenues	166.4	173.4	117.8
Total revenues	$8,024.9	$6,259.3	$4,354.0
Inventory Impairments
East	$17.7	$0.1	$1.0
Midwest	49.3	—	—
Southeast	3.1	—	1.6
South Central	—	1.0	0.1
Southwest	—	—	0.5
West	5.1	20.2	—
Total inventory impairments	$75.2	$21.3	$3.2
Income (Loss) Before Income Taxes (1)
Homebuilding pre-tax income (loss):
East	$45.2	$48.3	$16.0
Midwest	(9.5)	38.9	1.1
Southeast	218.0	148.4	38.0
South Central	208.0	149.0	80.6
Southwest	25.5	26.3	16.8
West	281.6	181.4	51.2
Homebuilding pre-tax income	768.8	592.3	203.7
Financial services pre-tax income	45.4	65.5	39.2
Income before income taxes	$814.2	$657.8	$242.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,
	2014	2013
	(In millions)
Homebuilding Inventories (1):
East	$842.7	$742.9
Midwest	477.6	412.2
Southeast	1,943.0	1,508.5
South Central	1,742.5	1,443.6
Southwest	292.9	262.4
West	2,169.4	1,668.2
Corporate and unallocated (2)	232.4	159.6
Total homebuilding inventories	$7,700.5	$6,197.4
____________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

The Company reviewed the performance and outlook for all of its land inventories and communities each quarter for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2014, the Company performed detailed impairment evaluations of communities with a combined carrying value of $359.8 million and recorded impairment charges of $18.1 million during the fourth quarter to reduce the carrying value of impaired communities to their estimated fair value. Total impairment charges during fiscal 2014, 2013 and 2012 were $75.2 million, $21.3 million and $3.2 million, respectively.

Of the total impairment charges in fiscal 2014, $49.3 million occurred in the Midwest region, primarily related to communities in Chicago that were purchased predominantly in 2004 through 2007 and had been previously impaired. In contrast to most of the Company's markets, the Chicago housing market remains weak with sales absorptions and returns in these communities performing below management’s expectations given the size of the Company's investments. During the year, the Company reduced home prices and identified land parcels it intends to sell in these communities in an effort to increase sales pace, reduce inventories and improve cash flows and returns.

Also during fiscal 2014, $17.7 million of impairment charges occurred in the East region. These impairments primarily related to long-held inactive and underperforming projects in the suburban Washington, D.C. market that the Company intends to sell to reduce inventories and improve cash flows and returns.

During fiscal 2014, 2013 and 2012, the Company wrote off $10.0 million, $9.8 million and $3.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	September 30,
	2014	2013
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2019	$300.0	$—
6.125% senior notes due 2014, net	—	145.8
2% convertible senior notes due 2014, net	—	478.7
5.625% senior notes due 2014, net	—	137.8
5.25% senior notes due 2015, net	157.7	157.5
5.625% senior notes due 2016, net	169.9	169.7
6.5% senior notes due 2016, net	372.6	372.5
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
3.75% senior notes due 2019	500.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured	23.4	8.4
	$3,323.6	$3,270.4
Financial Services:
Mortgage repurchase facility, maturing 2015	$359.2	$238.6

As of September 30, 2014, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $522.4 million in fiscal 2015, $543.5 million in fiscal 2016, $350.6 million in fiscal 2017, $400.6 million in fiscal 2018, $800.6 million in fiscal 2019 and $1,065.5 million in maturities thereafter.

Homebuilding:

The Company has a senior unsecured revolving credit facility which was amended in August 2014 to increase its capacity from $725 million to $975 million and to extend its maturity date to September 7, 2019. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2014, the Company had $300.0 million of borrowings outstanding at a 2.9% annual interest rate and $92.7 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

liens. At September 30, 2014, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2014, the Company repaid the remaining $145.9 million principal amount of its 6.125% senior notes which were due on that date. On September 15, 2014, the Company repaid the remaining $137.9 million principal amount of its 5.625% senior notes which were due on that date. In February 2014, the Company issued $500.0 million principal amount of 3.75% senior notes due March 1, 2019.

During April and May of 2014, the Company's outstanding 2% convertible senior notes were converted into 38.6 million shares of the Company's common stock. The conversion rate was 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

The key terms of each of the Company’s senior notes outstanding as of September 30, 2014 are summarized below.

Note Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity		Effective Interest Rate (1)
	(In millions)
5.25% senior	$157.7	February 2005	February 15, 2015	Yes	(2)	5.4%
5.625% senior	$170.2	December 2004	January 15, 2016	Yes	(2)	5.8%
6.5% senior	$372.7	April 2006	April 15, 2016	Yes	(2)	6.6%
4.75% senior	$350.0	May 2012	May 15, 2017	Yes	(2)	5.0%
3.625% senior	$400.0	February 2013	February 15, 2018	Yes	(2)	3.8%
3.75% senior	$500.0	February 2014	March 1, 2019	Yes	(2)	3.9%
4.375% senior	$350.0	September 2012	September 15, 2022	Yes	(2)	4.5%
4.75% senior	$300.0	February 2013	February 15, 2023	Yes	(2)	4.9%
5.75% senior	$400.0	August 2013	August 15, 2023	Yes	(2)	5.9%
______________

(1)
Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of the financing costs and any discount associated with the note issuance.

(2)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus accrued interest.

All series of senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness, and senior to all existing and future indebtedness expressly subordinated to them. The senior notes and borrowings under the revolving credit facility are guaranteed by substantially all of the Company’s homebuilding subsidiaries. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indentures governing $2.3 billion principal amount of its senior notes as of September 30, 2014, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2015. All of the $500 million authorization was remaining at September 30, 2014.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. In February 2014, the mortgage repurchase facility was renewed and amended. This renewal and amendment extends the maturity date of the facility to February 27, 2015 and allows for the capacity of the facility to be increased, without requiring additional commitments, from $300 million to $325 million on the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter, excluding the quarter ending December 31, 2014. Through an additional commitment obtained in September 2014, the capacity of the facility was temporarily increased to $400 million until October 24, 2014.

As of September 30, 2014, $448.1 million of mortgage loans held for sale with a collateral value of $429.0 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $69.8 million, DHI Mortgage had an obligation of $359.2 million outstanding under the mortgage repurchase facility at September 30, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At September 30, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized, expensed as interest expense and charged to cost of sales during the years ended September 30, 2014, 2013 and 2012:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Capitalized interest, beginning of year	$137.1	$82.3	$79.2
Interest incurred (1)	185.8	172.8	124.1
Interest expensed:
Directly to interest expense	—	(7.1)	(26.9)
Amortized to cost of sales	(123.1)	(110.2)	(94.0)
Written off with inventory impairments	$(1.3)	$(0.7)	$(0.1)
Capitalized interest, end of year	$198.5	$137.1	$82.3
______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $4.5 million, $4.6 million and $3.3 million in fiscal 2014, 2013 and 2012, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2014, mortgage loans held for sale had an aggregate fair value of $476.9 million and an aggregate outstanding principal balance of $466.6 million. At September 30, 2013, mortgage loans held for sale had an aggregate fair value of $395.1 million and an aggregate outstanding principal balance of $381.1 million. During the years ended September 30, 2014, 2013 and 2012, mortgage loans originated totaled $3.7 billion, $3.4 billion and $2.7 billion, respectively, and mortgage loans sold totaled $3.6 billion, $3.4 billion and $2.6 billion, respectively. The Company had gains on sales of loans and servicing rights, net of recourse expense (benefit), of $101.8 million, $112.0 million and $69.2 million during the years ended September 30, 2014, 2013 and 2012, respectively. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 71% of the mortgage loans sold by DHI Mortgage during fiscal 2014 were sold to four major financial institutions and the largest concentration of total loans sold to one institution was 28%.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2014, 2013 and 2012 was not significant, is recognized in financial services revenues in the consolidated statements of operations. As of September 30, 2014, the Company had $348.6 million in mortgage loans held for sale not committed to third-party purchasers, and the notional amounts of the hedging instruments related to those loans totaled $348.2 million.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. Primarily, these representations and warranties involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At September 30, 2014 and 2013, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	September 30,
	2014	2013
	(In millions)
Other mortgage loans	$41.0	$35.9
Real estate owned	0.7	1.3
	$41.7	$37.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.7	$3.2
Real estate owned	0.1	0.2
Loan repurchase and settlement obligations — known and expected	24.4	25.9
	$26.2	$29.3

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $303.2 million.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. As of September 30, 2014, the Company had a notional amount of approximately $28.2 million of best-efforts whole loan delivery commitments and a notional amount of $243.8 million of hedging instruments related to IRLCs not yet committed to purchasers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Income Tax Expense (Benefit)

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Current tax expense (benefit):
Federal	$253.6	$66.6	$(7.0)
State	9.1	6.8	3.1
	262.7	73.4	(3.9)
Deferred tax expense (benefit):
Federal	2.9	146.3	(616.1)
State	15.1	(24.6)	(93.4)
	18.0	121.7	(709.5)
Total income tax expense (benefit)	$280.7	$195.1	$(713.4)

The Company's effective tax rate was 34.5% and 29.7% in fiscal 2014 and 2013, respectively. The effective tax rate for fiscal 2014 includes a tax benefit for the domestic production activities deduction and a reduction in unrecognized tax benefits and the related interest. In fiscal 2013, a reduction in the valuation allowance on deferred tax assets, as well as a reduction in unrecognized tax benefits and related interest, contributed to the low effective tax rate. The Company did not have a meaningful effective tax rate in fiscal 2012 because its net deferred tax assets were fully offset by a valuation allowance until the third quarter when the Company significantly reduced the valuation allowance on its deferred tax assets. The reduction in the valuation allowance resulted in an income tax benefit in fiscal 2012.

Reconciliation of Expected Income Tax Expense (Benefit)

Differences between income tax expense (benefit) and tax computed by applying the federal statutory rate of 35% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Income taxes at federal statutory rate	$285.0	$230.2	$85.0
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	24.9	6.5	12.1
Domestic production activities deduction	(22.4)	(6.5)	—
Uncertain tax positions	(6.4)	(12.7)	(2.3)
Valuation allowance	0.1	(24.1)	(806.6)
Tax credits	(0.9)	(1.1)	(1.3)
Other	0.4	2.8	(0.3)
Total income tax expense (benefit)	$280.7	$195.1	$(713.4)

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2014	2013
	(In millions)
Deferred tax assets:
Inventory costs	$88.6	$74.5
Inventory impairments	234.7	267.6
Warranty and construction defect costs	117.3	114.5
Net operating loss carryforwards	84.5	99.3
Tax credit carryforwards	7.6	5.9
Incentive compensation plans	69.3	69.9
Deferral of profit on home sales	1.9	1.9
Other	19.9	21.5
Total deferred tax assets	623.8	655.1
Valuation allowance	(31.1)	(31.0)
Total deferred tax assets, net of valuation allowance	592.7	624.1
Deferred tax liabilities	27.7	37.5
Deferred income taxes, net	$565.0	$586.6

Tax benefits of $84.5 million exist for state net operating loss (NOL) carryforwards that will expire (beginning at various times depending on the tax jurisdiction) from fiscal 2015 to fiscal 2034. Tax benefits for state tax credit carryforwards of $5.7 million will expire from fiscal 2018 to fiscal 2024 and $1.9 million of tax benefits for state tax credit carryforwards that have no expiration date.

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

Valuation Allowance

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. At September 30, 2014, the Company determined it was more likely than not that all of the Company’s federal deferred tax assets will be realized.

The Company had a valuation allowance of $31.1 million at September 30, 2014 related to its state deferred tax assets for NOL carryforwards and tax credit carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company continues to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its tax benefits for state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During most of fiscal 2012, the Company's net deferred tax assets were fully offset by a valuation allowance. The Company’s analyses leading to changes in the valuation allowance during fiscal 2012 and 2013 are discussed below.

In fiscal 2012, the Company determined it was more likely than not that the substantial majority of the Company's deferred tax assets would be realized, which resulted in a $753.2 million reversal of the valuation allowance on its deferred tax assets. The Company evaluated both positive and negative evidence to determine its ability to realize its deferred tax assets.

The most significant changes in the Company's evaluation of the realizability of its deferred tax assets in fiscal 2012 compared to prior periods were the development of significant positive evidence related to the Company's accelerating growth in pre-tax income, net sales orders and backlog as fiscal 2012 progressed; the Company's expectation to realize all of its federal NOLs in less than five years and to absorb all federal deductible temporary differences as they reverse in future years based on fiscal 2012 pre-tax income levels; the Company's expectation of sustained and increasing profitability in future years; and the lessening of the significance of the negative evidence considered in prior periods related to the Company's pre-tax losses incurred in prior years, because the Company had generated positive cumulative pre-tax income for the past three years as of June 30, 2012. These significant changes led the Company to determine that it was appropriate to reverse all of the valuation allowance related to its federal deferred tax assets and a portion of the valuation allowance related to its state deferred tax assets.

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

At September 30, 2013 the Company recorded an out-of-period adjustment which increased both the Company’s deferred income taxes and the valuation allowance on its deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on the Company’s statement of operations during fiscal 2013. The increase in the Company’s deferred income taxes of $23.9 million corrected an error in recording the future benefits for state NOL carryforwards based on each of the Company’s legal entities’ NOLs in each state and the current tax rate of each state. The valuation allowance was also increased by $23.9 million because the Company determined it is more likely than not that these state NOL carryforwards will not be realized because the Company estimates it will not have sufficient taxable income within these states' carryforward periods. As a result of this adjustment, the remaining amount of the valuation allowance related to state deferred tax assets was $31.0 million at September 30, 2013. The Company’s valuation allowance is based on an analysis of the amount of NOL carryforwards associated with each of its legal entities in the states in which it conducts business, as compared to its expected level of taxable income under existing apportionment or recognition rules in each state and the carryforward periods allowed in each state's tax code. Had deferred income taxes related to the state NOL carryforwards of each of the Company's legal entities been reflected at state specific tax rates as of September 30, 2012, the Company's deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on its deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in the Company’s income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 are not material to the Company’s financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 is not material to the financial statements for fiscal 2013.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Unrecognized tax benefits, beginning of year	$4.2	$14.1	$16.3
Reductions attributable to tax positions taken in prior years	(4.2)	(2.4)	(1.6)
Reductions attributable to lapse of statute of limitations	—	(7.5)	(0.6)
Unrecognized tax benefits, end of year	$—	$4.2	$14.1

The Company had no unrecognized tax benefits at September 30, 2014. The Company classifies interest expense and penalties on income taxes as income tax expense. During fiscal 2014, 2013 and 2012, the Company recognized interest benefits related to unrecognized tax benefits of $2.2 million, $2.8 million and $0.1 million, respectively, in its consolidated statements of operations. At September 30, 2014, the Company had no accrued interest or penalties related to unrecognized tax benefits. At September 30, 2013, the Company had $2.2 million of accrued interest and no accrued penalties related to unrecognized tax benefits.

Regulations and Legislation

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal years 2010 through 2014. The Company is currently being audited by various states.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.5 million, 4.6 million and 6.4 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2014, 2013 and 2012, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Year Ended September 30,
	2014	2013	2012
	(In millions)
Numerator:
Net income	$533.5	$462.7	$956.3
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax, if applicable	16.5	23.9	36.8
Numerator for diluted earnings per share after assumed conversions	$550.0	$486.6	$993.1
Denominator:
Denominator for basic earnings per share — weighted average common shares	340.5	322.1	318.1
Effect of dilutive securities:
Employee stock awards	3.1	4.2	2.6
Convertible senior notes	23.0	38.6	38.3
Denominator for diluted earnings per share — adjusted weighted average common shares	366.6	364.9	359.0

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2014, the Company had 371,786,765 shares of common stock issued and 364,586,694 shares outstanding. No shares of preferred stock were issued or outstanding. At September 30, 2014, the Company had 23.2 million and 3.5 million shares of common stock reserved for issuance pursuant to the D.R. Horton, Inc. Stock Incentive Plans and Employee Stock Purchase Plan, respectively.

During April and May of 2014, the Company's outstanding 2% convertible senior notes were converted into 38.6 million shares of the Company's common stock. The conversion rate was 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2015. All of the $100 million authorization was remaining at September 30, 2014.

The Board of Directors approved and paid cash dividends of $0.0375 per common share in each of the second and third quarters of fiscal 2014 and a cash dividend of $0.0625 per common share in the fourth quarter of fiscal 2014. In November 2014, the Board of Directors approved a cash dividend of $0.0625 per common share, payable on December 15, 2014, to stockholders of record on December 1, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the first quarter of fiscal 2013, the Board of Directors approved and paid total cash dividends of $0.1875 per common share, which included cash dividends of $0.0375 per share and an additional cash dividend of $0.15 per share. The cash dividend of $0.15 per share was in lieu of and accelerated the payment of all quarterly dividends that the Company would have otherwise paid in calendar year 2013.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $8.5 million, $6.4 million and $5.6 million of expense for matching contributions in fiscal 2014, 2013 and 2012 respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death, or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $24.3 million and $21.5 million at September 30, 2014 and 2013, respectively. The Company recorded $3.9 million, $3.6 million and $3.1 million of expense for this plan in fiscal 2014, 2013 and 2012, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $39.7 million and $22.9 million at September 30, 2014 and 2013, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $1.6 million, $0.6 million and $1.6 million of expense for this plan in fiscal 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 77,216 shares for $1.4 million in fiscal 2014, 63,105 shares for $1.1 million in fiscal 2013 and 79,455 shares for $0.9 million in fiscal 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

The Company’s Stock Incentive Plan provides for the granting of stock options to certain executive officers, other key employees and non-management directors to purchase shares of common stock. Options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2014 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The following table provides additional information related to stock option activity under the Company’s Stock Incentive Plan.

	Year Ended September 30,
	2014		2013		2012
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	18,962,536	$15.91	17,580,031	$14.24	22,705,963	$13.63
Granted	3,856,166	23.85	3,676,000	23.80	—	—
Exercised	(2,687,724)	16.30	(1,785,412)	16.00	(4,493,797)	11.13
Canceled or expired	(652,167)	17.68	(508,083)	14.66	(632,135)	14.46
Outstanding at end of year	19,478,811	$17.37	18,962,536	$15.91	17,580,031	$14.24
Exercisable at end of year	7,207,978	$16.27	6,626,337	$16.83	5,815,913	$18.55

At September 30, 2014, there were 3.8 million shares available for future grants under the Plan.

The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $18.0 million, $14.6 million and $26.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2014 was $101.4 million and $47.0 million, respectively. Exercise prices for options outstanding at September 30, 2014, ranged from $9.03 to $36.92. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2014 were 6.1 years and 4.6 years, respectively.

During fiscal 2014 and 2013, the Compensation Committee of the Board of Directors and the Board of Directors approved and granted stock options to executive officers, other officers, employees and non-management directors of the Company. There were approximately 520 recipients of the 2014 stock option grants and 500 recipients of the 2013 stock option grants who collectively may purchase approximately 3.9 million shares and 3.7 million shares, respectively, of the Company's common stock at the closing market price of the stock on the date of the grant. The stock options granted in fiscal 2014 and 2013 vest over periods of 2 to 5 years and expire 10 years after the dates on which they were granted. No stock options were granted by the Company during fiscal 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company measures and recognizes compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The weighted average fair value of options granted in fiscal 2014 and 2013 was $11.21 per share and $10.92 per share, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2014	2013	2012
Risk free interest rate	2.01%	1.13%	—
Expected life (in years)	6.48	6.46	—
Expected volatility	48.80%	49.30%	—
Expected dividend yield	0.63%	0.63%	—

For fiscal 2014, 2013 and 2012, the Company’s compensation expense related to stock option grants was $25.5 million, $18.6 million and $15.1 million, respectively, and at September 30, 2014, there was $71.7 million of total unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 3.75 years.

Incentive Bonus Plan

The Company's Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2014, 2013 and 2012 the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company's pre-tax income. Compensation expense related to these plans was $11.8 million, $9.8 million and $4.9 million in fiscal 2014, 2013 and 2012, respectively.

Restricted Stock Unit Agreement

The Company has a Restricted Stock Unit Agreement (RSU Agreement) for awards to certain executive officers, other key employees and non-management directors pursuant to the Stock Incentive Plan. Under the RSU Agreement, the Compensation Committee may award performance or service (time) based restricted stock units subject to the terms and conditions of the RSU Agreement and the Stock Incentive Plan.

In September 2010, the Compensation Committee approved and granted awards of 200,000 performance based restricted stock units (Performance RSUs) that vested at the end of a two-year performance period that ended September 30, 2012. The number of units that vested depended on the Company's relative position as compared to its peers at the end of the two-year period in achieving certain performance criteria and ranged from 0% to 200% of the number of units granted. The performance criteria were total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represented the contingent right to receive one share of the Company's common stock if the vesting conditions were satisfied. The Performance RSUs had no dividend or voting rights during the performance period. The fair value of these awards on the date of grant was $11.53 per unit. Based on the achievement of the performance criteria, 325,000 Performance RSUs were earned and vested on September 30, 2012. Compensation expense for these awards was based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award. Compensation expense for these awards was $2.6 million in fiscal 2012.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 2014, 2013 and 2012, the Compensation Committee approved and granted awards of performance based units (Performance Units) that vest at the end of three-year performance periods. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the respective performance period and may be paid in cash, equity or a combination of both at the discretion of the Compensation Committee. The Compensation Committee also has the discretion to reduce the final payout on the Performance Units from the amount earned. The Performance Units have no dividend or voting rights during the performance period. Compensation expense related to these grants is based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. The following table provides additional information related to the Performance Units granted in fiscal 2014, 2013 and 2012 and outstanding at September 30, 2014.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Liability at September 30,		Compensation Expense Year Ended September 30,
				2014	2013	2014	2013	2012
				(In millions)		(In millions)
November 2011	September 2014	350,000	$11.79	$11.7	$7.4	$4.3	$3.3	$4.1
November 2012	September 2015	350,000	22.15	4.9	2.7	2.2	2.7	—
November 2013	September 2016	350,000	19.64	2.6	—	2.6	—	—
				$19.2	$10.1	$9.1	$6.0	$4.1

Based on the achievement of performance criteria, 568,750 Performance Units related to the awards granted in November 2011, were earned and vested on September 30, 2014. In November 2014, the Compensation Committee approved the payout of these Performance Units in the form of 568,750 shares of common stock to satisfy the award.

In January 2014 and 2013, the Company's Board of Directors approved and granted awards of 6,667 and 33,333 Restricted Stock Units, respectively, to non-management directors which vest in annual installments over one to three-year periods ending in January 2017. Each Restricted Stock Unit represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Restricted Stock Units have no dividend or voting rights during the vesting period. The fair value of the January 2014 award on the date of grant was $21.58 per unit. The fair value of the January 2013 awards on the date of grant was $21.49 per unit. Compensation expense related to these grants was $0.3 million and $0.2 million in fiscal 2014 and 2013, respectively.

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

Changes in the Company’s warranty liability during fiscal 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Warranty liability, beginning of year	$56.9	$56.8
Warranties issued	34.6	26.7
Changes in liability for pre-existing warranties	8.3	10.1
Settlements made	(34.1)	(36.7)
Warranty liability, end of year	$65.7	$56.9

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $456.9 million and $482.0 million at September 30, 2014 and 2013, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both September 30, 2014 and 2013, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $18.9 million, $19.3 million and $41.2 million in fiscal 2014, 2013 and 2012, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2014, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $482.0 million at September 30, 2013 to $456.9 million at September 30, 2014 primarily due to payments made for legal claims during the period, net of reimbursements received from subcontractors. Also, a net decrease in the reserves was caused by a decrease in the estimated cost to resolve future claims, partially offset by an increase in reserves for homes closed during the current year that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during fiscal 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Reserves for legal claims, beginning of year	$482.0	$544.9
Decrease in reserves	(3.0)	(34.6)
Payments	(22.1)	(28.3)
Reserves for legal claims, end of year	$456.9	$482.0

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company's general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2004 through 2014, the Company is self-insured for up to $17.5 million of the aggregate completed operations indemnity claims incurred, at which point the excess loss insurance begins, depending on the policy year. Once the Company has satisfied the annual aggregate limits, it is self-insured for the first $0.25 million to $1.0 million of indemnity for each claim occurrence, depending on the policy year. For policy years 2013, 2014 and 2015, the Company is self-insured for up to $15.0 million of the aggregate completed operations indemnity claims incurred and for up to $0.25 million, plus a portion of the legal fees incurred, for each claim occurrence thereafter.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year, at which point the excess loss insurance begins, and it is self-insured for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of risk transfer with a third-party insurer. For policy years 2013, 2014 and 2015, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence. For the portion of states insured by third party carriers, the aggregate amount of self-insured retentions for completed operations indemnity claims for each year is limited to $4.0 million.

The Company is self-insured for the deductible amounts under its workers' compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2013, 2014 and 2015 policy years is $0.5 million per occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates and records receivables under applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $138.4 million and $162.1 million at September 30, 2014 and 2013, respectively, and are included in homebuilding other assets in the consolidated balance sheets. The decrease in these receivables corresponds closely to the decrease in the reserve for legal claims.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2014, the Company had total deposits of $58.7 million, consisting of cash deposits of $48.6 million and promissory notes, letters of credit and surety bonds of $10.1 million, to purchase land and lots with a total remaining purchase price of approximately $2.0 billion. A limited number of the land and lot option purchase contracts at September 30, 2014, representing $30.9 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At September 30, 2014, the Company had outstanding surety bonds of $876.2 million and letters of credit of $95.8 million to secure performance under various contracts. Of the total letters of credit, $92.7 million were issued under the Company's revolving credit facility. The remaining $3.1 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2014, the future minimum annual lease payments under these agreements are as follows (in millions):

2015	$14.3
2016	11.1
2017	4.4
2018	2.6
2019	0.8
Thereafter	0.1
$33.3

Rent expense was $19.3 million, $18.1 million and $18.5 million for fiscal 2014, 2013 and 2012, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Insurance receivables	$138.4	$162.1
Earnest money and refundable deposits	113.3	98.5
Accounts and notes receivable	38.6	24.1
Prepaid assets	55.4	49.4
Rental properties	48.7	41.3
Debt securities collateralized by residential real estate	20.8	20.3
Other assets	25.9	23.9
	$441.1	$419.6

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2014 and 2013 were as follows:

	September 30,
	2014	2013
	(In millions)
Reserves for legal claims	$456.9	$482.0
Employee compensation and related liabilities	150.8	130.2
Warranty liability	65.7	56.9
Accrued interest	29.1	34.0
Federal and state income tax liabilities	12.8	29.9
Inventory related accruals	36.1	46.3
Homebuyer deposits	49.5	39.3
Accrued property taxes	29.1	30.0
Other liabilities	45.0	37.4
	$875.0	$886.0

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company's mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

•
Certain other mortgage loans, rental properties and real estate owned - Other mortgage loans include performing and nonperforming mortgage loans, which often become real estate owned through the foreclosure process. The fair values of other mortgage loans, rental properties and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral or the value of the property, as applicable. The Company uses different methods to assess the value of the properties, which may include broker price opinions, appraisals or cash flow valuation models.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and 2013, and the changes in the fair value of the Level 3 assets during fiscal 2014.

		Fair Value at September 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	464.9	12.0	476.9
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.4	—	2.4
Forward sales of MBS	Other liabilities	—	(1.9)	—	(1.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.1)	—	(0.1)

		Fair Value at September 30, 2013
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.3	$20.3
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	389.4	5.7	395.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	7.0	—	7.0
Forward sales of MBS	Other liabilities	—	(8.8)	—	(8.8)
Best-efforts and mandatory commitments	Other liabilities	—	(3.1)	—	(3.1)

	Level 3 Assets at Fair Value for the
	Year Ended September 30, 2014
	Balance at September 30, 2013	Net realized and unrealized gains/(losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at September 30, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$0.5	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	5.7	0.8	—	(0.8)	—	6.3	12.0

(a)
In October 2012, the Company purchased defaulted debt securities which are secured by residential real estate. The Company intends to negotiate an agreement to obtain the right to take possession of the residential real estate in order to develop the property and ultimately build and sell homes. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of these securities was determined by estimating the future cash flows of the securities and the residential real estate utilizing discount rates of 6% and 18%, respectively. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at September 30, 2014 includes $12.0 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2014 and 2013:

		Fair Value at September 30, 2014	Fair Value at September 30, 2013
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$19.2	$0.5
Inventory available for sale (a) (c)	Inventories	8.2	10.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	16.0	22.6
Real estate owned (a) (d)	Other assets	0.5	0.7
________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2014 and 2013:

	Carrying Value	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$632.5	$632.5	$—	$—	$632.5
Restricted cash (a)	10.0	10.0	—	—	10.0
Revolving credit facility (a)	300.0	—	—	300.0	300.0
Senior notes (b)	3,000.2	—	3,033.8	—	3,033.8
Financial Services:
Cash and cash equivalents (a)	29.3	29.3	—	—	29.3
Mortgage repurchase facility (a)	359.2	—	—	359.2	359.2

	Carrying Value	Fair Value at September 30, 2013
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$954.2	$954.2	$—	$—	$954.2
Restricted cash (a)	77.8	77.8	—	—	77.8
Senior notes (b)	2,783.3	—	2,811.5	—	2,811.5
Convertible senior notes (b)	478.7	—	762.4	—	762.4
Financial Services:
Cash and cash equivalents (a)	23.2	23.2	—	—	23.2
Mortgage repurchase facility (a)	238.6	—	—	238.6	238.6
________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations were (in millions, except per share amounts):

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,670.6	$1,735.0	$2,147.0	$2,472.3
Inventory and land option charges	2.6	4.4	56.8	21.3
Gross profit	362.0	376.8	377.4	473.7
Income before income taxes	189.7	201.9	171.8	250.8
Income tax expense	66.5	70.9	58.7	84.5
Net income	123.2	131.0	113.1	166.3
Basic net income per common share	0.38	0.40	0.32	0.46
Net income per common share assuming dilution	0.36	0.38	0.32	0.45

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,275.1	$1,431.6	$1,692.8	$1,859.8
Inventory and land option charges	1.3	1.8	0.8	27.1
Gross profit	230.9	281.2	349.1	371.4
Income before income taxes	107.9	142.1	205.1	202.8
Income tax expense	41.6	31.1	59.1	63.3
Net income	66.3	111.0	146.0	139.5
Basic net income per common share	0.21	0.35	0.45	0.43
Net income per common share assuming dilution	0.20	0.32	0.42	0.40

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

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION

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

Consolidating Balance Sheet
September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$497.4	$89.5	$74.9	$—	$661.8
Restricted cash	6.8	2.1	1.1	—	10.0
Investments in subsidiaries	2,878.2	—	—	(2,878.2)	—
Inventories	2,675.9	5,014.3	10.3	—	7,700.5
Deferred income taxes	189.9	364.4	10.7	—	565.0
Property and equipment, net	51.9	49.1	89.8	—	190.8
Other assets	163.0	250.8	88.9	—	502.7
Mortgage loans held for sale	—	—	476.9	—	476.9
Goodwill	—	94.8	—	—	94.8
Intercompany receivables	2,364.2	—	—	(2,364.2)	—
Total Assets	$8,827.3	$5,865.0	$752.6	$(5,242.4)	$10,202.5
LIABILITIES & EQUITY
Accounts payable and other liabilities	$409.8	$853.3	$136.9	$—	$1,400.0
Intercompany payables	—	2,282.2	82.0	(2,364.2)	—
Notes payable	3,301.7	3.4	377.7	—	3,682.8
Total Liabilities	3,711.5	3,138.9	596.6	(2,364.2)	5,082.8
Total stockholders’ equity	5,115.8	2,726.1	152.1	(2,878.2)	5,115.8
Noncontrolling interests	—	—	3.9	—	3.9
Total Equity	5,115.8	2,726.1	156.0	(2,878.2)	5,119.7
Total Liabilities & Equity	$8,827.3	$5,865.0	$752.6	$(5,242.4)	$10,202.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$871.4	$38.4	$67.6	$—	$977.4
Restricted cash	76.5	1.2	0.1	—	77.8
Investments in subsidiaries	2,477.7	—	—	(2,477.7)	—
Inventories	2,177.4	4,002.9	17.1	—	6,197.4
Deferred income taxes	201.7	384.9	—	—	586.6
Property and equipment, net	41.0	34.5	31.2	—	106.7
Other assets	167.0	233.4	76.1	—	476.5
Mortgage loans held for sale	—	—	395.1	—	395.1
Goodwill	—	38.9	—	—	38.9
Intercompany receivables	1,697.0	—	—	(1,697.0)	—
Total Assets	$7,709.7	$4,734.2	$587.2	$(4,174.7)	$8,856.4
LIABILITIES & EQUITY
Accounts payable and other liabilities	$383.8	$766.5	$135.7	$—	$1,286.0
Intercompany payables	—	1,664.2	32.8	(1,697.0)	—
Notes payable	3,267.4	3.0	238.6	—	3,509.0
Total Liabilities	3,651.2	2,433.7	407.1	(1,697.0)	4,795.0
Total stockholders’ equity	4,058.5	2,300.5	177.2	(2,477.7)	4,058.5
Noncontrolling interests	—	—	2.9	—	2.9
Total Equity	4,058.5	2,300.5	180.1	(2,477.7)	4,061.4
Total Liabilities & Equity	$7,709.7	$4,734.2	$587.2	$(4,174.7)	$8,856.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,547.4	$5,299.9	$11.2	$—	$7,858.5
Cost of sales	2,038.0	4,222.5	8.1	—	6,268.6
Gross profit	509.4	1,077.4	3.1	—	1,589.9
Selling, general and administrative expense	388.3	433.0	12.9	—	834.2
Equity in (income) of subsidiaries	(691.8)	—	—	691.8	—
Other (income)	(1.3)	(3.3)	(8.5)	—	(13.1)
Homebuilding pre-tax income (loss)	814.2	647.7	(1.3)	(691.8)	768.8
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	166.4	—	166.4
General and administrative expense	—	—	131.2	—	131.2
Interest and other (income)	—	—	(10.2)	—	(10.2)
Financial services pre-tax income	—	—	45.4	—	45.4
Income before income taxes	814.2	647.7	44.1	(691.8)	814.2
Income tax expense	280.7	222.1	16.6	(238.7)	280.7
Net income	$533.5	$425.6	$27.5	$(453.1)	$533.5
Comprehensive income	$533.5	$425.9	$27.5	$(453.1)	$533.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,400.3	$2,828.0	$7.9	$—	$4,236.2
Cost of sales	1,130.9	2,341.5	20.0	—	3,492.4
Gross profit (loss)	269.4	486.5	(12.1)	—	743.8
Selling, general and administrative expense	243.6	277.5	7.6	—	528.7
Equity in (income) of subsidiaries	(235.7)	—	—	235.7	—
Interest expense	23.6	—	—	—	23.6
Other (income)	(5.0)	(2.2)	(5.0)	—	(12.2)
Homebuilding pre-tax income (loss)	242.9	211.2	(14.7)	(235.7)	203.7
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	117.8	—	117.8
General and administrative expense	—	—	85.5	—	85.5
Interest and other (income)	—	—	(6.9)	—	(6.9)
Financial services pre-tax income	—	—	39.2	—	39.2
Income before income taxes	242.9	211.2	24.5	(235.7)	242.9
Income tax benefit	(713.4)	(463.4)	(20.6)	484.0	(713.4)
Net income	$956.3	$674.6	$45.1	$(719.7)	$956.3
Comprehensive income	$956.4	$674.6	$45.1	$(719.7)	$956.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(257.4)	$(293.9)	$(57.5)	$(52.6)	$(661.4)
INVESTING ACTIVITIES
Purchases of property and equipment	(63.9)	(28.0)	(8.3)	—	(100.2)
Decrease (increase) in restricted cash	69.7	(0.9)	(1.0)	—	67.8
Net principal increase of other mortgage loans and real estate owned	—	—	(5.6)	—	(5.6)
Intercompany advances	(385.7)	—	—	385.7	—
Payments related to acquisition of a business	(244.1)	—	—	—	(244.1)
Net cash used in investing activities	(624.0)	(28.9)	(14.9)	385.7	(282.1)
FINANCING ACTIVITIES
Proceeds from notes payable	1,307.0	—	120.6	—	1,427.6
Repayment of notes payable	(796.8)	—	(0.1)	—	(796.9)
Intercompany advances	—	373.9	11.8	(385.7)	—
Proceeds from stock associated with certain employee benefit plans	45.2	—	—	—	45.2
Excess income tax benefit from employee stock awards	0.6	—	—	—	0.6
Cash dividends paid	(48.6)	—	(52.6)	52.6	(48.6)
Net cash provided by financing activities	507.4	373.9	79.7	(333.1)	627.9
(Decrease) increase in cash and cash equivalents	(374.0)	51.1	7.3	—	(315.6)
Cash and cash equivalents at beginning of year	871.4	38.4	67.6	—	977.4
Cash and cash equivalents at end of year	$497.4	$89.5	$74.9	$—	$661.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(523.7)	$(670.6)	$5.0	$(40.0)	$(1,229.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(29.7)	(24.0)	(4.3)	—	(58.0)
Purchases of marketable securities	(28.9)	—	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	325.4	—	—	—	325.4
Increase in restricted cash	(27.8)	(0.7)	—	—	(28.5)
Net principal increase of other mortgage loans and real estate owned	—	—	(2.5)	—	(2.5)
Purchase of debt securities collateralized by residential real estate	(18.6)	—	—	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	1.4	—	—	—	1.4
Intercompany advances	(674.4)	—	—	674.4	—
Payments related to acquisition of a business	(9.4)	—	—	—	(9.4)
Net cash (used in) provided by investing activities	(462.0)	(24.7)	(6.8)	674.4	180.9
FINANCING ACTIVITIES
Proceeds from notes payable	1,257.1	—	50.8	—	1,307.9
Repayment of notes payable	(345.1)	—	—	—	(345.1)
Intercompany advances	—	677.4	(3.0)	(674.4)	—
Proceeds from stock associated with certain employee benefit plans	29.7	—	—	—	29.7
Excess income tax benefit from employee stock awards	6.7	—	—	—	6.7
Cash dividends paid	(60.2)	—	(40.0)	40.0	(60.2)
Net cash provided by financing activities	888.2	677.4	7.8	(634.4)	939.0
(Decrease) increase in cash and cash equivalents	(97.5)	(17.9)	6.0	—	(109.4)
Cash and cash equivalents at beginning of year	968.9	56.3	61.6	—	1,086.8
Cash and cash equivalents at end of year	$871.4	$38.4	$67.6	$—	$977.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2012

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(115.2)	$(126.3)	$0.4	$(51.1)	$(292.2)
INVESTING ACTIVITIES
Purchases of property and equipment	(10.2)	(7.6)	(15.8)	—	(33.6)
Purchases of marketable securities	(240.8)	—	—	—	(240.8)
Proceeds from the sale or maturity of marketable securities	232.8	—	—	—	232.8
Increase in restricted cash	—	(0.1)	(0.1)	—	(0.2)
Net principal increase of other mortgage loans and real estate owned	—	—	(4.7)	—	(4.7)
Intercompany advances	(168.3)	—	—	168.3	—
Payments related to acquisition of a business	(96.5)	—	—	—	(96.5)
Net cash used in investing activities	(283.0)	(7.7)	(20.6)	168.3	(143.0)
FINANCING ACTIVITIES
Proceeds from notes payable	694.6	—	71.3	—	765.9
Repayment of notes payable	(11.9)	(5.6)	—	—	(17.5)
Intercompany advances	—	164.6	3.7	(168.3)	—
Proceeds from stock associated with certain employee benefit plans	50.9	—	—	—	50.9
Cash dividends paid	(47.8)	—	(51.1)	51.1	(47.8)
Net cash provided by financing activities	685.8	159.0	23.9	(117.2)	751.5
Increase in cash and cash equivalents	287.6	25.0	3.7	—	316.3
Cash and cash equivalents at beginning of year	681.3	31.3	57.9	—	770.5
Cash and cash equivalents at end of year	$968.9	$56.3	$61.6	$—	$1,086.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Crown Communities (Crown) because Crown was acquired by the Company in a purchase business combination during fiscal 2014 (as further described in Note A of the Company’s consolidated financial statements). Crown's total assets and total revenues represent approximately 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2014, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2014:

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	20,558,812	(1)	$16.46	(2)	7,249,675	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	20,558,812		$16.46		7,249,675
______________

(1)
Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding restricted stock unit awards is based on the target number of units granted to certain executive officers, other key employees and non-management directors.

(2)	Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.

(3)
Amount includes 3,498,705 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 77,216 shares of common stock in fiscal 2014.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
(1). Financial Statements:
See Item 8 above.
(2). Financial Statement Schedules:
Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (SEC) are omitted because they are not required under the related instructions or are not applicable, or because the required information is shown in the consolidated financial statements or notes thereto.
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
4.26
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (48)

4.27
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.750% Senior Notes Due 2019 issued by the Registrant (61)

10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (13)
10.2	†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (14)
10.3	†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (15)

Exhibit Number		Exhibit

10.4	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (16)
10.5	†	D.R. Horton, Inc. 2006 Stock Incentive Plan (35)
10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (54)
10.7	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (37)
10.8	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (38)
10.9	†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (40)
10.10	†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (42)
10.11	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (55)
10.12	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (1)
10.13	†	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (49)
10.14	†	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (65)
10.15	†	Form of Stock Award Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (56)
10.16	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (17)
10.17	†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (18)
10.18	†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (50)
10.19	†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (19)
10.20	†	D.R. Horton, Inc. 2008 Performance Unit Plan (44)
10.21	†	Form of Performance Unit Award pursuant to the Registrant's 2008 Performance Unit Plan (25)
10.22	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2014) (43)
10.23	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2015) (31)
10.24	†	Summary of Executive Compensation Notification - Other Executive Officers (fiscal 2014) (52)
10.25	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2015) (32)
10.26	†	Summary of Board and Committee Compensation (fiscal 2014) (53)
10.27	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2015) (33)
10.28	†	Consulting Agreement between Registrant and Donald J. Tomnitz (63)
10.29	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (51)
10.30		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (21)

Exhibit Number	Exhibit

10.31	Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (59)
10.32	Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (41)
10.33	Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (47)
10.34	Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (64)
10.35
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (45)

10.36	Second Amendment to Amended and Restated Master Repurchase Agreement, dated February 28, 2014, among DHI Mortgage Company, Ltd., U.S. Bank National Association, and all other buyers (62)
10.37
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
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2014, filed on November 17, 2014, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

________________
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

(26)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.
(27)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.
(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.
(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.
(30)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(31)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(32)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(33)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.
(35)	Incorporated herein by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed with the SEC on February 2, 2006.
(36)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.
(37)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.
(38)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed with the SEC on May 8, 2006.
(39)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on June 13, 2006.
(40)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(41)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.
(42)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(43)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.

(44)	Incorporated herein by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed with the SEC on February 7, 2008.
(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.
(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 1, 2013, filed with the SEC on March 4, 2013.
(47)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013.
(48)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013.
(49)	Incorporated herein by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.
(50)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(51)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(52)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.
(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 7, 2013, filed with the SEC on November 13, 2013.
(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.
(55)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(56)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(57)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(58)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012.
(60)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012.
(61)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014.
(62)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014.
(63)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2014, filed with the SEC on October 3, 2014.
(64)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014.
(65)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 17, 2014	By: /s/ Bill W. Wheat
Bill W. Wheat Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 17, 2014
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 17, 2014
Bill W. Wheat

/s/ Donald R. Horton	Chairman of the Board and Director	November 17, 2014
Donald R. Horton

/s/ Barbara K. Allen	Director	November 17, 2014
Barbara K. Allen

/s/ Bradley S. Anderson	Director	November 17, 2014
Bradley S. Anderson

/s/ Michael R. Buchanan	Director	November 17, 2014
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 17, 2014
Michael W. Hewatt