Form 10-Q
period 2014-12-31
HORTON D R INC /DE/
filed 2015-01-27
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Common stock, $.01 par value – 365,406,141 shares as of January 21, 2015

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$517.7	$632.5
Restricted cash	9.6	10.0
Inventories:
Construction in progress and finished homes	3,719.7	3,541.3
Residential land and lots — developed and under development	3,944.1	3,800.0
Land held for development	304.3	332.8
Land held for sale	21.2	26.4
	7,989.3	7,700.5
Deferred income taxes, net of valuation allowance of $31.0 million and $31.1 million at December 31, 2014 and September 30, 2014, respectively	552.7	565.0
Property and equipment, net	190.7	190.8
Other assets	448.5	441.1
Goodwill	94.8	94.8
	9,803.3	9,634.7
Financial Services:
Cash and cash equivalents	23.3	29.3
Mortgage loans held for sale	453.8	476.9
Other assets	58.3	61.6
	535.4	567.8
Total assets	$10,338.7	$10,202.5
LIABILITIES
Homebuilding:
Accounts payable	$400.4	$480.3
Accrued expenses and other liabilities	903.5	875.0
Notes payable	3,403.1	3,323.6
	4,707.0	4,678.9
Financial Services:
Accounts payable and other liabilities	44.2	44.7
Mortgage repurchase facility	323.7	359.2
	367.9	403.9
Total liabilities	5,074.9	5,082.8
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 372,540,748 shares issued and 365,340,677 shares outstanding at December 31, 2014 and 371,786,765 shares issued and 364,586,694 shares outstanding at September 30, 2014	3.7	3.7
Additional paid-in capital	2,639.1	2,613.7
Retained earnings	2,750.2	2,630.5
Treasury stock, 7,200,071 shares at December 31, 2014 and September 30, 2014, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.2	2.2
Total stockholders’ equity	5,260.9	5,115.8
Noncontrolling interests	2.9	3.9
Total equity	5,263.8	5,119.7
Total liabilities and equity	$10,338.7	$10,202.5
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2014	2013
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$2,240.7	$1,630.8
Land/lot sales and other	12.3	4.8
	2,253.0	1,635.6
Cost of sales:
Home sales	1,798.1	1,266.7
Land/lot sales and other	10.3	4.3
Inventory and land option charges	6.0	2.6
	1,814.4	1,273.6
Gross profit:
Home sales	442.6	364.1
Land/lot sales and other	2.0	0.5
Inventory and land option charges	(6.0)	(2.6)
	438.6	362.0
Selling, general and administrative expense	238.0	183.4
Other (income)	(5.5)	(3.3)
Homebuilding pre-tax income	206.1	181.9
Financial Services:
Revenues, net of recourse and reinsurance expense	49.6	35.0
General and administrative expense	37.8	29.8
Interest and other (income)	(2.8)	(2.6)
Financial services pre-tax income	14.6	7.8
Income before income taxes	220.7	189.7
Income tax expense	78.2	66.5
Net income	$142.5	$123.2
Comprehensive income	$142.5	$123.2
Basic net income per common share	$0.39	$0.38
Net income per common share assuming dilution	$0.39	$0.36
Cash dividends declared per common share	$0.0625	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$142.5	$123.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.3	7.8
Amortization of discounts and fees	1.3	10.3
Stock based compensation expense	11.4	5.4
Excess income tax benefit from employee stock awards	(1.2)	(0.9)
Deferred income taxes	12.3	8.1
Inventory and land option charges	6.0	2.6
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(179.5)	(194.0)
Increase in residential land and lots – developed, under development, held for development and held for sale	(110.8)	(77.3)
(Increase) decrease in other assets	(2.9)	25.9
Decrease in mortgage loans held for sale	23.1	95.3
Decrease in accounts payable, accrued expenses and other liabilities	(43.5)	(14.1)
Net cash used in operating activities	(129.0)	(7.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(11.3)	(18.3)
Decrease (increase) in restricted cash	0.4	(3.3)
Net principal increase of other mortgage loans and real estate owned	(3.0)	(1.2)
Payments related to acquisition of a business	—	(34.5)
Net cash used in investing activities	(13.9)	(57.3)
FINANCING ACTIVITIES
Proceeds from notes payable	490.0	—
Repayment of notes payable	(450.9)	(55.8)
Proceeds from stock associated with certain employee benefit plans	4.6	3.3
Excess income tax benefit from employee stock awards	1.2	0.9
Cash dividends paid	(22.8)	—
Net cash provided by (used in) financing activities	22.1	(51.6)
DECREASE IN CASH AND CASH EQUIVALENTS	(120.8)	(116.6)
Cash and cash equivalents at beginning of period	661.8	977.4
Cash and cash equivalents at end of period	$541.0	$860.8
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$5.5	$—
Stock issued under employee incentive plans	$8.3	$5.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2014

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are collectively referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement have been included. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year. Cash balances of the Company's captive insurance subsidiary, which are expected to be used by the Company to pay future anticipated legal claims, have been correctly presented within homebuilding cash and cash equivalents rather than homebuilding other assets. These balances were $40.7 million and $40.9 million at December 31, 2013 and September 30, 2013, respectively. The statement of cash flows for the three months ended December 31, 2013, including the statement of cash flows of the Non-Guarantor Subsidiaries as reflected in Note N, have been revised to reflect this correction. As other prior period financial information is presented in future filings, the Company will similarly revise its financial statements in such filings. Additionally, see Note N for a discussion of the revisions to the condensed consolidating statements of cash flows related to the purchase of the homebuilding operations of Regent Homes.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at December 31, 2014 and September 30, 2014 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At December 31, 2014 and September 30, 2014, the amount of option deposits related to these contracts totaled $60.3 million and $55.7 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2017 and allows for full retrospective or modified retrospective methods of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Also, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The guidance was effective for the Company beginning January 1, 2015 and will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for the Company beginning with its fiscal year ending September 30, 2017 and is not expected to have any impact on its consolidated financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements when a change-in-control event occurs. The guidance was effective upon issuance and did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 79 markets in 27 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on finished lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

The Company’s 38 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended December 31,
	2014	2013
	(In millions)
Revenues
Homebuilding revenues:
East	$298.7	$190.1
Midwest	130.0	105.8
Southeast	619.4	447.3
South Central	579.7	421.1
Southwest	75.4	70.7
West	549.8	400.6
Homebuilding revenues	2,253.0	1,635.6
Financial services revenues	49.6	35.0
Total revenues	$2,302.6	$1,670.6
Inventory Impairments
East	$—	$—
Midwest	—	—
Southeast	—	—
South Central	—	—
Southwest	—	—
West	3.8	—
Total inventory impairments	$3.8	$—
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$26.3	$11.5
Midwest	4.8	10.0
Southeast	58.0	51.5
South Central	61.2	42.4
Southwest	1.9	6.0
West	53.9	60.5
Homebuilding pre-tax income	206.1	181.9
Financial services pre-tax income	14.6	7.8
Income before income taxes	$220.7	$189.7
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

	December 31, 2014	September 30, 2014
	(In millions)
Homebuilding Inventories (1)
East	$868.8	$842.7
Midwest	501.9	477.6
Southeast	2,026.4	1,943.0
South Central	1,873.6	1,742.5
Southwest	291.6	292.9
West	2,183.7	2,169.4
Corporate and unallocated (2)	243.3	232.4
Total homebuilding inventory	$7,989.3	$7,700.5
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE C – INVENTORY

At December 31, 2014, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $352.4 million and recorded impairment charges of $3.8 million, all of which related to the West region, during the first quarter to reduce the carrying value of impaired communities to their estimated fair value. There were no impairment charges recorded in the three months ended December 31, 2013.

During the three months ended December 31, 2014 and 2013, the Company wrote off $2.2 million and $2.6 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	December 31, 2014	September 30, 2014
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2019	$375.0	$300.0
5.25% senior notes due 2015, net	157.7	157.7
5.625% senior notes due 2016, net	170.0	169.9
6.5% senior notes due 2016, net	372.6	372.6
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
3.75% senior notes due 2019	500.0	500.0
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured notes	27.8	23.4
	$3,403.1	$3,323.6
Financial Services:
Mortgage repurchase facility, maturing 2015	$323.7	$359.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2019. At December 31, 2014, the Company had $375.0 million of borrowings outstanding at a 2.0% annual interest rate and $94.0 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2014, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in September 2012, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2015. All of the $500 million authorization was remaining at December 31, 2014.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. Through an additional commitment, the capacity of the facility was temporarily increased to $325 million at December 31, 2014. The Company is currently in discussions with its lenders and expects to renew and extend the term of the facility on similar terms prior to its February 27, 2015 maturity date.

As of December 31, 2014, $403.6 million of mortgage loans held for sale with a collateral value of $386.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $62.9 million, DHI Mortgage had an obligation of $323.7 million outstanding under the mortgage repurchase facility at December 31, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is immediately reflected as interest expense. Since the third quarter of fiscal 2013, the Company's active inventory has exceeded its debt level, and all interest incurred has been capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
	(In millions)
Capitalized interest, beginning of period	$198.5	$137.1
Interest incurred (1)	40.4	49.3
Interest expensed:
Charged to cost of sales	(33.6)	(25.3)
Written off with inventory impairments	(0.1)	—
Capitalized interest, end of period	$205.2	$161.1
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.6 million and $0.9 million in the three months ended December 31, 2014 and 2013, respectively.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2014, mortgage loans held for sale had an aggregate fair value of $453.8 million and an aggregate outstanding principal balance of $440.7 million. At September 30, 2014, mortgage loans held for sale had an aggregate fair value of $476.9 million and an aggregate outstanding principal balance of $466.6 million. During the three months ended December 31, 2014 and 2013, mortgage loans originated totaled $1.0 billion and $0.8 billion, respectively, and mortgage loans sold totaled $1.1 billion and $0.9 billion, respectively. The Company had gains on sales of loans and servicing rights, net of recourse expense (benefit), of $32.7 million during the three months ended December 31, 2014, compared to $20.5 million in the same period of 2013. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 85% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2014 were sold to three major financial entities, none of whom purchased more than 40% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three months ended December 31, 2014 and 2013 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At December 31, 2014 and September 30, 2014, the Company's mortgage loans held for sale that were not committed to third-party purchasers totaled $307.8 million and $348.6 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $307.0 million and $348.2 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. Primarily, these representations and warranties involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. Other mortgage loans generally consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At December 31, 2014 and September 30, 2014, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	December 31, 2014	September 30, 2014
	(In millions)
Other mortgage loans	$43.7	$41.0
Real estate owned	0.3	0.7
	$44.0	$41.7

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014	September 30, 2014
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.6	$1.7
Real estate owned	—	0.1
Loan repurchase and settlement obligations – known and expected	24.5	24.4
	$26.1	$26.2

Other mortgage loans and real estate owned and the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2014 and September 30, 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $260.7 million and $303.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At December 31, 2014 and September 30, 2014, the notional amount of best-efforts whole loan delivery commitments totaled $14.8 million and $28.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $221.0 million and $243.8 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2014 and 2013 was $78.2 million and $66.5 million, respectively. The effective tax rate was 35.4% for the three months ended December 31, 2014, compared to 35.1% in the same period of 2013. The effective tax rates for both periods include a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes.

At December 31, 2014 and September 30, 2014, the Company had deferred tax assets, net of deferred tax liabilities, of $583.7 million and $596.1 million, respectively, partially offset by valuation allowances of $31.0 million and $31.1 million, respectively. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.9 million and 6.7 million shares of common stock were excluded from the computation of diluted earnings per share for the 2014 and 2013 periods, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, their effect would have been antidilutive.

	Three Months Ended December 31,
	2014	2013
	(In millions)
Numerator:
Net income	$142.5	$123.2
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax, if applicable	—	6.8
Numerator for diluted earnings per share after assumed conversions	$142.5	$130.0
Denominator:
Denominator for basic earnings per share — weighted average common shares	364.9	323.1
Effect of dilutive securities:
Employee stock awards	3.2	2.7
Convertible senior notes	—	38.6
Denominator for diluted earnings per share — adjusted weighted average common shares	368.1	364.4

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in September 2012, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2015. All of the $100 million authorization was remaining at December 31, 2014, and no common stock has been repurchased subsequent to December 31, 2014.

During the three months ended December 31, 2014, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, which was paid on December 15, 2014 to stockholders of record on December 1, 2014. No cash dividends were paid during the three months ended December 31, 2013 due to the acceleration of the payment of quarterly dividends in December 2012. In January 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on February 17, 2015 to stockholders of record on February 6, 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Unit Agreement

In November 2014, the Compensation Committee of the Company's Board of Directors approved and granted awards of 290,000 performance based restricted stock units (Performance RSUs) to the Chairman of the Board, Chief Executive Officer and Chief Operating Officer of the Company that vest at the end of a three-year performance period ending September 30, 2017. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Performance RSUs have no dividend or voting rights during the performance period. The fair value of these equity awards on the date of grant is $23.62 per unit. Compensation expense related to this grant was $0.6 million for three months ended December 31, 2014, based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

In November 2014, the Compensation Committee also approved and granted an award of 30,000 Restricted Stock Units to the Chief Financial Officer of the Company that vest annually in equal installments over a three-year period ending in November 2017. Each Restricted Stock Unit represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Restricted Stock Units have no dividend or voting rights during the vesting period. The fair value of this equity award on the date of grant is $21.88 per unit.

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

Changes in the Company’s warranty liability during the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
	(In millions)
Warranty liability, beginning of period	$65.7	$56.9
Warranties issued	10.0	7.2
Changes in liability for pre-existing warranties	(2.2)	1.0
Settlements made	(7.6)	(8.4)
Warranty liability, end of period	$65.9	$56.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $457.6 million and $456.9 million at December 31, 2014 and September 30, 2014, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both December 31, 2014 and September 30, 2014, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $11.3 million and $5.5 million in the three months ended December 31, 2014 and 2013, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of December 31, 2014, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years, and the Company may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims increased slightly from $456.9 million at September 30, 2014 to $457.6 million at December 31, 2014 due to an increase in the number of closed homes that are subject to possible future construction defect claims, partially offset by payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the three months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31,
	2014	2013
	(In millions)
Reserves for legal claims, beginning of period	$456.9	$482.0
Increase (decrease) in reserves	12.9	(6.8)
Payments	(12.2)	(5.6)
Reserves for legal claims, end of period	$457.6	$469.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

The Company estimates and records receivables when recovery is probable under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses from pending legal claims and anticipated future claims related to previously closed homes totaled $137.7 million, $138.4 million and $148.1 million at December 31, 2014, September 30, 2014 and December 31, 2013, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At December 31, 2014, the Company had total deposits of $64.2 million, consisting of cash deposits of $56.7 million and promissory notes, letters of credit and surety bonds of $7.5 million, to purchase land and lots with a total remaining purchase price of approximately $2.2 billion. A limited number of the land and lot option purchase contracts at December 31, 2014, representing $28.0 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At December 31, 2014, the Company had outstanding surety bonds of $922.5 million and letters of credit of $97.1 million to secure performance under various contracts. Of the total letters of credit, $94.0 million were issued under the Company's revolving credit facility. The remaining $3.1 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014	September 30, 2014
	(In millions)
Insurance receivables	$137.7	$138.4
Earnest money and refundable deposits	124.8	113.3
Accounts and notes receivable	38.4	38.6
Prepaid assets	53.2	55.4
Rental properties	49.2	48.7
Debt securities collateralized by residential real estate	20.8	20.8
Other assets	24.4	25.9
	$448.5	$441.1

The Company’s homebuilding accrued expenses and other liabilities at December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014	September 30, 2014
	(In millions)
Reserves for legal claims	$457.6	$456.9
Employee compensation and related liabilities	129.5	150.8
Warranty liability	65.9	65.7
Accrued interest	44.8	29.1
Federal and state income tax liabilities	63.9	12.8
Inventory related accruals	34.8	36.1
Homebuyer deposits	45.5	49.5
Accrued property taxes	18.2	29.1
Other liabilities	43.3	45.0
	$903.5	$875.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

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
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:

▪	inventory held and used;

▪	inventory available for sale;

▪	certain other mortgage loans; and

▪	rental properties and real estate owned.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and September 30, 2014, and the changes in the fair value of the Level 3 assets during the three months ended December 31, 2014.

		Fair Value at December 31, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	441.2	12.6	453.8
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.9	—	2.9
Forward sales of MBS	Other liabilities	—	(3.9)	—	(3.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.1)	—	(0.1)

		Fair Value at September 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	464.9	12.0	476.9
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.4	—	2.4
Forward sales of MBS	Other liabilities	—	(1.9)	—	(1.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.1)	—	(0.1)

	Level 3 Assets at Fair Value for the
	Three Months Ended December 31, 2014
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at December 31, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$—	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	12.0	0.2	—	(0.3)	—	0.7	12.6

(a)
In October 2012, the Company purchased defaulted debt securities which are secured by residential real estate. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of these securities was determined by estimating the future cash flows of the securities and the residential real estate utilizing discount rates of 6% and 18%, respectively. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. During the quarter ended December 31, 2014, the Company entered into an agreement to purchase this residential real estate parcel and all additional defaulted debt securities associated with the parcel, in order to develop the property and build and sell homes. This transaction is expected to close during fiscal 2015.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at December 31, 2014 includes $12.6 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2014 and September 30, 2014:

		Fair Value at December 31, 2014	Fair Value at September 30, 2014

	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$19.2
Inventory available for sale (a) (c)	Inventories	1.0	8.2
Financial Services:
Other mortgage loans (a) (d)	Other assets	16.5	16.0
Real estate owned (a) (d)	Other assets	0.1	0.5
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2014 and September 30, 2014:

	Carrying Value	Fair Value at December 31, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$517.7	$517.7	$—	$—	$517.7
Restricted cash (a)	9.6	9.6	—	—	9.6
Revolving credit facility (a)	375.0	—	—	375.0	375.0
Senior notes (b)	3,000.3	—	3,048.0	—	3,048.0
Other secured notes (a)	27.8	—	—	27.8	27.8
Financial Services:
Cash and cash equivalents (a)	23.3	23.3	—	—	23.3
Mortgage repurchase facility (a)	323.7	—	—	323.7	323.7

	Carrying Value	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$632.5	$632.5	$—	$—	$632.5
Restricted cash (a)	10.0	10.0	—	—	10.0
Revolving credit facility (a)	300.0	—	—	300.0	300.0
Senior notes (b)	3,000.2	—	3,033.8	—	3,033.8
Other secured notes (a)	23.4	—	—	23.4	23.4
Financial Services:
Cash and cash equivalents (a)	29.3	29.3	—	—	29.3
Mortgage repurchase facility (a)	359.2	—	—	359.2	359.2
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

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

The accompanying condensed consolidating statement of cash flows for the three months ended December 31, 2013 has been revised due to an error identified by the Company during the quarter ended March 31, 2014. The revision increased net cash used in operating activities in the D.R. Horton, Inc. column by $32.0 million and decreased intercompany advances and net cash used in investing activities in the D.R. Horton, Inc. column by $32.0 million. The revision also decreased net cash used in operating activities in the Guarantor Subsidiaries column by $32.0 million and decreased intercompany advances and cash provided by financing activities in the Guarantor Subsidiaries column by $32.0 million. The revision described above corrects the classification of the cash flows related to the purchase of the homebuilding operations of Regent Homes. The error, which the Company determined was not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc., Guarantor Subsidiaries and Eliminations columns of the condensed consolidating statement of cash flows in the Supplemental Guarantor Information note for the quarter ended December 31, 2013. Such amounts have been appropriately reflected in the condensed consolidating statement of cash flows for the three months ended December 31, 2014.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
December 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$424.5	$42.5	$74.0	$—	$541.0
Restricted cash	6.4	2.1	1.1	—	9.6
Investments in subsidiaries	2,984.3	—	—	(2,984.3)	—
Inventories	2,760.3	5,205.0	24.0	—	7,989.3
Deferred income taxes	187.5	354.5	10.7	—	552.7
Property and equipment, net	54.6	48.2	87.9	—	190.7
Other assets	168.3	252.9	85.6	—	506.8
Mortgage loans held for sale	—	—	453.8	—	453.8
Goodwill	—	94.8	—	—	94.8
Intercompany receivables	2,459.1	—	—	(2,459.1)	—
Total Assets	$9,045.0	$6,000.0	$737.1	$(5,443.4)	$10,338.7
LIABILITIES & EQUITY
Accounts payable and other liabilities	$407.4	$802.1	$138.6	$—	$1,348.1
Intercompany payables	—	2,347.0	112.1	(2,459.1)	—
Notes payable	3,376.7	8.0	342.1	—	3,726.8
Total Liabilities	3,784.1	3,157.1	592.8	(2,459.1)	5,074.9
Total stockholders’ equity	5,260.9	2,842.9	141.4	(2,984.3)	5,260.9
Noncontrolling interests	—	—	2.9	—	2.9
Total Equity	5,260.9	2,842.9	144.3	(2,984.3)	5,263.8
Total Liabilities & Equity	$9,045.0	$6,000.0	$737.1	$(5,443.4)	$10,338.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$696.8	$1,556.2	$—	$—	$2,253.0
Cost of sales	554.0	1,257.0	3.4	—	1,814.4
Gross profit	142.8	299.2	(3.4)	—	438.6
Selling, general and administrative expense	110.2	121.2	6.6	—	238.0
Equity in (income) of subsidiaries	(187.8)	—	—	187.8	—
Other (income)	(0.3)	(1.3)	(3.9)	—	(5.5)
Homebuilding pre-tax income (loss)	220.7	179.3	(6.1)	(187.8)	206.1
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	49.6	—	49.6
General and administrative expense	—	—	37.8	—	37.8
Interest and other (income)	—	—	(2.8)	—	(2.8)
Financial services pre-tax income	—	—	14.6	—	14.6
Income before income taxes	220.7	179.3	8.5	(187.8)	220.7
Income tax expense	78.2	63.2	3.4	(66.6)	78.2
Net income	$142.5	$116.1	$5.1	$(121.2)	$142.5
Comprehensive income	$142.5	$116.1	$5.1	$(121.2)	$142.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$552.1	$1,080.2	$3.3	$—	$1,635.6
Cost of sales	429.6	840.3	3.7	—	1,273.6
Gross profit (loss)	122.5	239.9	(0.4)	—	362.0
Selling, general and administrative expense	88.9	92.6	1.9	—	183.4
Equity in (income) of subsidiaries	(155.6)	—	—	155.6	—
Other (income)	(0.5)	(0.9)	(1.9)	—	(3.3)
Homebuilding pre-tax income (loss)	189.7	148.2	(0.4)	(155.6)	181.9
Financial Services:
Revenues, net of recourse and reinsurance expense	—	—	35.0	—	35.0
General and administrative expense	—	—	29.8	—	29.8
Interest and other (income)	—	—	(2.6)	—	(2.6)
Financial services pre-tax income	—	—	7.8	—	7.8
Income before income taxes	189.7	148.2	7.4	(155.6)	189.7
Income tax expense	66.5	52.0	2.6	(54.6)	66.5
Net income	$123.2	$96.2	$4.8	$(101.0)	$123.2
Comprehensive income	$123.2	$96.2	$4.8	$(101.0)	$123.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(28.9)	$(107.7)	$22.6	$(15.0)	$(129.0)
INVESTING ACTIVITIES
Purchases of property and equipment	(7.5)	(3.8)	—	—	(11.3)
Decrease in restricted cash	0.4	—	—	—	0.4
Net principal increase of other mortgage loans and real estate owned	—	—	(3.0)	—	(3.0)
Intercompany advances	(94.9)	—	—	94.9	—
Net cash used in investing activities	(102.0)	(3.8)	(3.0)	94.9	(13.9)
FINANCING ACTIVITIES
Proceeds from notes payable	490.0	—	—	—	490.0
Repayment of notes payable	(415.0)	(0.3)	(35.6)	—	(450.9)
Intercompany advances	—	64.8	30.1	(94.9)	—
Proceeds from stock associated with certain employee benefit plans	4.6	—	—	—	4.6
Excess income tax benefit from employee stock awards	1.2	—	—	—	1.2
Cash dividends paid	(22.8)	—	(15.0)	15.0	(22.8)
Net cash provided by (used in) financing activities	58.0	64.5	(20.5)	(79.9)	22.1
Decrease in cash and cash equivalents	(72.9)	(47.0)	(0.9)	—	(120.8)
Cash and cash equivalents at beginning of period	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of period	$424.5	$42.5	$74.0	$—	$541.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2014

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(55.5)	$(8.3)	$96.1	$(40.0)	$(7.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(6.4)	(8.6)	(3.3)	—	(18.3)
(Increase) decrease in restricted cash	(3.7)	0.3	0.1	—	(3.3)
Net principal increase of other mortgage loans and real estate owned	—	—	(1.2)	—	(1.2)
Intercompany advances	4.6	—	—	(4.6)	—
Payments related to acquisition of a business	(34.5)	—	—	—	(34.5)
Net cash used in investing activities	(40.0)	(8.3)	(4.4)	(4.6)	(57.3)
FINANCING ACTIVITIES
Repayment of notes payable	(3.0)	—	(52.8)	—	(55.8)
Intercompany advances	—	(2.0)	(2.6)	4.6	—
Proceeds from stock associated with certain employee benefit plans	3.3	—	—	—	3.3
Excess income tax benefit from employee stock awards	0.9	—	—	—	0.9
Cash dividends paid	—	—	(40.0)	40.0	—
Net cash provided by (used in) financing activities	1.2	(2.0)	(95.4)	44.6	(51.6)
Decrease in cash and cash equivalents	(94.3)	(18.6)	(3.7)	—	(116.6)
Cash and cash equivalents at beginning of period	871.4	38.4	67.6	—	977.4
Cash and cash equivalents at end of period	$777.1	$19.8	$63.9	$—	$860.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2014. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 27 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Breland Homes, Regent Homes and Crown Communities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to $1,000,000, with an average closing price of $281,000 during the three months ended December 31, 2014. Approximately 91% of home sales revenues were generated from the sale of single-family detached homes in both the three months ended December 31, 2014 and 2013. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

OVERVIEW

During the first quarter of fiscal 2015, demand for new homes continued to reflect the stable to moderately improved trends we saw across most of our operating markets during fiscal 2014. We also continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse builder in the United States provides a strong platform for us to compete for new home sales. In recent years, we significantly increased our land, lot and home inventories across our markets, while maintaining a strong balance sheet and liquidity position. In fiscal 2013, we introduced our Emerald Homes brand to expand our product offerings to include more move-up and luxury homes. In fiscal 2014, we introduced our Express Homes brand to offer more affordable homes for entry-level buyers, who we believe have been under-served in the new home market recently. These new product offerings will continue to be expanded across our operating markets, which will further broaden our product diversity.

During the first quarter of fiscal 2015, the number and value of our net sales orders increased 35% and 40%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 29% and 37%, respectively. We generated pre-tax income of $220.7 million during the current quarter, compared to $189.7 million during the prior year quarter. We believe our business is well-positioned to continue to grow profitably due to our broad geographic operating base and product offerings, our increased inventory position of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on operating each of our communities to optimize the returns on our inventory investments by effectively managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels.

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

STRATEGY

Demand for new homes has remained relatively stable across most of our operating markets, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. We have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings, geographically expand our operations and opportunistically pursue business acquisitions. Our operating strategy is focused on leveraging our strong financial and competitive position to generate strong profitability, improve cash flows and increase our returns on our inventory investments. Our operating strategy includes the following initiatives:

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

Our operating strategy has produced positive results in recent years. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions. We expect that our operating strategy will allow us to increase our profitability while maintaining a strong balance sheet and liquidity position in fiscal 2015.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2014, as compared to the same period of 2013, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 38% to $2.3 billion.

•	Homes closed increased 29% to 7,973 homes, and the average closing price of those homes increased 7% to $281,000.

•	Net sales orders increased 35% to 7,370 homes, and the value of net sales orders increased 40% to $2.1 billion.

•	Sales order backlog increased 21% to 9,285 homes, and the value of sales order backlog increased 29% to $2.7 billion.

•	Home sales gross margins decreased 250 basis points to 19.8%.

•	Inventory and land option charges were $6.0 million, compared to $2.6 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 60 basis points to 10.6%.

•	Homebuilding pre-tax income increased 13% to $206.1 million, compared to $181.9 million.

•	Homebuilding cash totaled $517.7 million, compared to $632.5 million and $841.8 million at September 30, 2014 and December 31, 2013, respectively.

•	Homebuilding inventories totaled $8.0 billion, compared to $7.7 billion and $6.5 billion at September 30, 2014 and December 31, 2013, respectively.

•	Homes in inventory totaled 21,300, compared to 20,600 and 16,800 at September 30, 2014 and December 31, 2013, respectively.

•	Owned and controlled lots totaled 184,700, compared to 183,500 and 174,800 at September 30, 2014 and December 31, 2013, respectively.

•	Homebuilding debt was $3.4 billion, compared to $3.3 billion at both September 30, 2014 and December 31, 2013.

•
Gross homebuilding debt to total capital was 39.3%, decreasing from 39.4% and 43.8% at September 30, 2014 and December 31, 2013, respectively. Net homebuilding debt to total capital was 35.4%, compared to 34.5% and 36.7% at September 30, 2014 and December 31, 2013, respectively.

Financial Services Operations:

•	Total financial services revenues, net of recourse and reinsurance expenses, increased 42% to $49.6 million.

•	Financial services pre-tax income increased 87% to $14.6 million.

Consolidated Results:

•	Consolidated pre-tax income increased 16% to $220.7 million, compared to $189.7 million.

•	Net income increased 16% to $142.5 million, compared to $123.2 million.

•	Diluted earnings per share increased 8% to $0.39, compared to $0.36.

•	Total equity was $5.3 billion, compared to $5.1 billion and $4.2 billion at September 30, 2014 and December 31, 2013, respectively.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2014 and 2013.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	970	676	43%	$260.1	$191.5	36%	$268,100	$283,300	(5)%
Midwest	340	223	52%	123.3	86.0	43%	362,600	385,700	(6)%
Southeast	2,227	1,614	38%	568.9	409.3	39%	255,500	253,600	1%
South Central	2,366	1,879	26%	568.8	414.2	37%	240,400	220,400	9%
Southwest	310	230	35%	69.5	49.7	40%	224,200	216,100	4%
West	1,157	832	39%	517.6	352.4	47%	447,400	423,600	6%
	7,370	5,454	35%	$2,108.2	$1,503.1	40%	$286,100	$275,600	4%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2014	2013	2014	2013	2014	2013
East	316	169	$86.9	$42.4	25%	20%
Midwest	65	45	22.7	15.8	16%	17%
Southeast	707	496	172.1	114.5	24%	24%
South Central	823	604	186.2	125.0	26%	24%
Southwest	105	129	22.8	25.1	25%	36%
West	282	194	131.1	84.0	20%	19%
	2,298	1,637	$621.8	$406.8	24%	23%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 40%, to $2,108.2 million (7,370 homes) for the three months ended December 31, 2014, from $1,503.1 million (5,454 homes) for the same period of 2013, with significant increases in all of our regions. The increases in sales order value were primarily due to increases in volume as we have expanded our operations and increased our market share in many of our markets over the past year. To a much lesser extent, increases in selling prices also contributed to the value of net sales orders in four of our six regions.

The number of net sales orders increased 35% and the average price of our net sales orders increased 4% to $286,100 during the three months ended December 31, 2014, compared to the prior year period. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities, which contributed 95 net sales orders to the East region and 290 net sales orders to the Southeast region during the current quarter. We believe our business is well positioned for the future; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% in the three months ended December 31, 2014, up slightly from 23% in the same period of 2013.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,333	929	43%	$379.0	$258.9	46%	$284,300	$278,700	2%
Midwest	502	381	32%	184.7	139.6	32%	367,900	366,400	—%
Southeast	2,748	2,578	7%	744.0	665.7	12%	270,700	258,200	5%
South Central	3,169	2,570	23%	787.8	589.4	34%	248,600	229,300	8%
Southwest	405	366	11%	90.2	75.1	20%	222,700	205,200	9%
West	1,128	860	31%	540.6	384.8	40%	479,300	447,400	7%
	9,285	7,684	21%	$2,726.3	$2,113.5	29%	$293,600	$275,100	7%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our sales order backlog reflects the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities, which contributed 87 homes to our East region backlog and 274 homes to our Southeast region backlog at December 31, 2014.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
East	1,088	742	47%	$297.9	$190.1	57%	$273,800	$256,200	7%
Midwest	365	298	22%	129.8	105.8	23%	355,600	355,000	—%
Southeast	2,380	1,846	29%	615.6	447.3	38%	258,700	242,300	7%
South Central	2,555	2,006	27%	572.7	420.6	36%	224,100	209,700	7%
Southwest	330	339	(3)%	75.4	70.6	7%	228,500	208,300	10%
West	1,255	957	31%	549.3	396.4	39%	437,700	414,200	6%
	7,973	6,188	29%	$2,240.7	$1,630.8	37%	$281,000	$263,500	7%

Home Sales Revenue

Revenues from home sales increased 37%, to $2,240.7 million (7,973 homes closed) for the three months ended December 31, 2014, from $1,630.8 million (6,188 homes closed) for the comparable period of 2013. During the current quarter, home sales revenues increased significantly in five of our six regions as we have expanded our operations and increased our market share in many of our markets.

The number of homes closed in the three months ended December 31, 2014 increased 29% from the comparable period of 2013, due to increases in five of our six regions. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities, which contributed 157 closings to the East region and 321 closings to the Southeast region during the current quarter. Excluding the impact of Crown Communities, the increase in homes closed in our East region was primarily due to an increase in our Carolina markets, and in our Southeast region the increase was primarily due to increases in our Atlanta, Tampa and Jacksonville markets. In our South Central region, the highest percentage increases in homes closed occurred in our Houston and Dallas markets. The increase in our West region was primarily due to increases in our northern California markets. The increase in our Midwest region was primarily due to increases in our Chicago and Denver markets. The decrease in home closings in our Southwest region was due to a decrease in closings in our Albuquerque market compared to a year ago.

The average selling price of homes closed during the three months ended December 31, 2014 was $281,000, up 7% from the $263,500 average for the same period of 2013. We are focused on managing our product offerings, home prices, incentives, sales pace, profit margins and inventory levels in each community in a manner that will optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2014	2013
Gross profit – Home sales	19.8%	22.3%
Gross profit – Land/lot sales and other	16.3%	10.4%
Inventory and land option charges	(0.3)%	(0.2)%
Gross profit – Total homebuilding	19.5%	22.1%
Selling, general and administrative expense	10.6%	11.2%
Other (income)	(0.2)%	(0.2)%
Homebuilding pre-tax income	9.1%	11.1%

Home Sales Gross Profit

Gross profit from home sales increased 22%, to $442.6 million in the three months ended December 31, 2014, from $364.1 million in the comparable period of 2013, and decreased 250 basis points to 19.8% as a percentage of home sales revenues. Approximately 260 basis points of the decrease in the home sales gross profit percentage resulted the average cost of our homes closed increasing by more than the average selling price. Slightly offsetting the decrease was a 10 basis point increase resulting from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues.

Our gross profit margins during the first half of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, while we limited increases in construction costs. As housing demand has stabilized, increases in our average sales prices have moderated, while our land and construction costs have increased. Also, we have managed the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments. These factors caused our gross profit margin in the current quarter to decline as compared to the prior year quarter, and they could cause further declines in our gross profit margins in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $12.3 million and $4.8 million in the three months ended December 31, 2014 and 2013, respectively. Fluctuations in revenues from land sales occur as we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, we occasionally purchase land that includes commercially zoned parcels that we typically sell to commercial developers, and we may also sell residential lots or land parcels to manage our land and lot supply. Land and lot sales occur at unpredictable intervals and varying degrees of profitability. Therefore, the revenues and gross profit from land sales fluctuate from period to period. As of December 31, 2014, we had $21.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At December 31, 2014, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $352.4 million and recorded impairment charges of $3.8 million, all of which related to our West region, during the first quarter to reduce the carrying value of impaired communities to their estimated fair value. There were no impairment charges recorded in the three months ended December 31, 2013.

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

During the three months ended December 31, 2014 and 2013, we wrote off $2.2 million and $2.6 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that are expected to be terminated. At December 31, 2014, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $64.2 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 30% to $238.0 million in the three months ended December 31, 2014, from $183.4 million in the same period of 2013. As a percentage of homebuilding revenues, SG&A expense decreased 60 basis points to 10.6% in the three months ended December 31, 2014 from 11.2% in the comparable period of 2013. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the significant increase in homebuilding revenues.

Employee compensation and related costs represented 66% and 65% of SG&A costs in the three months ended December 31, 2014 and 2013, respectively. These costs increased by 33%, to $158.1 million in the three months ended December 31, 2014, mainly due to an increase in our number of employees as compared to the prior year period. Our homebuilding operations employed approximately 4,720 and 3,720 employees at December 31, 2014 and 2013, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Comparing the three months ended December 31, 2014 with the same period of 2013, interest incurred decreased 18% to $40.4 million, while our average debt increased 4%. The decrease in interest incurred in the current quarter was due to a decrease in the average interest rate of our debt as compared to the prior year quarter. The decrease in the average interest rate was primarily a result of the conversion of our convertible senior notes, which had an effective interest rate of 9.9%, into shares of common stock during April and May of 2014.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which our active inventory is lower than our debt level, a portion of the interest incurred is immediately reflected as interest expense. Since the third quarter of fiscal 2013, our active inventory has exceeded our debt level, and all interest incurred has been capitalized to inventory. Interest charged to cost of sales declined to 1.9% of total home and land/lot cost of sales in the three months ended December 31, 2014, from 2.0% in the same period of 2013 due to the growth in our active inventory relative to our debt balance and a decrease in the average interest rate on our outstanding debt.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $5.5 million in the three months ended December 31, 2014, compared to $3.3 million in the same period of 2013. Other income consists of interest income, rental income, income from insurance related activities, income associated with other income-producing assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2014			2013
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$298.7	$26.3	8.8%	$190.1	$11.5	6.0%
Midwest	130.0	4.8	3.7%	105.8	10.0	9.5%
Southeast	619.4	58.0	9.4%	447.3	51.5	11.5%
South Central	579.7	61.2	10.6%	421.1	42.4	10.1%
Southwest	75.4	1.9	2.5%	70.7	6.0	8.5%
West	549.8	53.9	9.8%	400.6	60.5	15.1%
	$2,253.0	$206.1	9.1%	$1,635.6	$181.9	11.1%
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

East Region — Homebuilding revenues increased 57% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The volume of home closings in our Greenville and Columbia, South Carolina markets benefited from our acquisition of Crown Communities in May 2014, which added 157 closings to the region's current quarter results. The region generated pre-tax income of $26.3 million in the three months ended December 31, 2014, compared to $11.5 million for the same period of 2013, primarily as a result of the increase in revenues. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 70 basis points in the three months ended December 31, 2014 compared to the same period of 2013. As a percentage of homebuilding revenues, SG&A expenses decreased by 200 basis points in the three months ended December 31, 2014 compared to the prior year period, due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 23% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the number of homes closed, particularly in our Chicago market. The region generated pre-tax income of $4.8 million in the three months ended December 31, 2014, compared to $10.0 million for the same period of 2013. Home sales gross profit percentage decreased 650 basis points in the three months ended December 31, 2014 compared to the same period of 2013. The decrease in home sales gross profit percentage in the current quarter was largely due to the average cost of homes closed in the region increasing by more than the average selling price, and by the resolution of construction defect claims, most of which related to our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in the three months ended December 31, 2014 compared to the prior year period, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 38% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Atlanta, Tampa and Jacksonville markets contributed most to the overall increase in homebuilding revenues in the region. The region also benefited from our acquisition of Crown Communities in May 2014, which added 321 homes closed to the current quarter results. The region generated pre-tax income of $58.0 million in the three months ended December 31, 2014, compared to $51.5 million for the same period of 2013, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 210 basis points in the three months ended December 31, 2014 compared to the same period of 2013. The decrease in home sales gross profit percentage in the current quarter was largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses remained unchanged from the prior year period.

South Central Region — Homebuilding revenues increased 38% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings in our Houston and Dallas markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $61.2 million in the three months ended December 31, 2014, compared to $42.4 million for the same period of 2013, primarily as a result of increases in revenues. Home sales gross profit percentage remained unchanged from the prior year period. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in the three months ended December 31, 2014 compared to the prior year period, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 7% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the average selling price of homes closed, while the number of homes closed decreased, particularly in our Albuquerque market. The region generated pre-tax income of $1.9 million in the three months ended December 31, 2014, compared to $6.0 million for the same period of 2013. Home sales gross profit percentage decreased 600 basis points in the three months ended December 31, 2014 compared to the same period of 2013. The decrease in home sales gross profit percentage in the current quarter was largely due to the resolution of construction defect claims, most of which related to our Phoenix market, and the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in the three months ended December 31, 2014 compared to the prior year period.

West Region — Homebuilding revenues increased 37% in the three months ended December 31, 2014 from the comparable period of 2013, due to an increase in the number of homes closed as well as an increase in the average selling price in the majority of the region’s markets. The increase in home closings and average selling price in our northern California markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $53.9 million in the three months ended December 31, 2014, compared to $60.5 million for the same period of 2013. Home sales gross profit percentage decreased 590 basis points in the three months ended December 31, 2014 compared to the same period of 2013. The decrease in home sales gross profit percentage in the current quarter was largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in the three months ended December 31, 2014 compared to the prior year period, due to the increase in revenues.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or finished lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition and land development across all of our market regions in fiscal 2012 and 2013 to expand our operations as market conditions improved. More recently, we have slowed the growth of our land and lot inventories and increased our housing inventories to capture an increased share of new home demand and generate higher returns on our land investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand, monitoring the number and aging of unsold homes and aggressively marketing our unsold, completed homes in inventory.

Our inventories at December 31, 2014 and September 30, 2014 are summarized as follows:

	As of December 31, 2014
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$445.2	$362.9	$53.6	$7.1	$868.8
Midwest	276.4	212.2	13.3	—	501.9
Southeast	1,042.2	874.4	99.6	10.2	2,026.4
South Central	872.6	982.2	18.8	—	1,873.6
Southwest	133.1	134.5	24.0	—	291.6
West	836.9	1,255.2	88.2	3.4	2,183.7
Corporate and unallocated (1)	113.3	122.7	6.8	0.5	243.3
	$3,719.7	$3,944.1	$304.3	$21.2	$7,989.3

	As of September 30, 2014
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$419.0	$360.5	$50.6	$12.6	$842.7
Midwest	252.9	211.2	13.3	0.2	477.6
Southeast	980.9	849.1	103.9	9.1	1,943.0
South Central	813.9	908.4	18.8	1.4	1,742.5
Southwest	137.2	132.7	23.0	—	292.9
West	830.6	1,220.6	115.7	2.5	2,169.4
Corporate and unallocated (1)	106.8	117.5	7.5	0.6	232.4
	$3,541.3	$3,800.0	$332.8	$26.4	$7,700.5
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2014 and September 30, 2014 are summarized as follows:

	As of December 31, 2014
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,000	7,200	20,200	2,900
Midwest	4,600	700	5,300	1,300
Southeast	37,100	22,000	59,100	6,500
South Central	40,400	22,300	62,700	6,600
Southwest	6,300	2,200	8,500	900
West	23,100	5,800	28,900	3,100
	124,500	60,200	184,700	21,300
	67%	33%	100%

	As of September 30, 2014
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,700	7,100	20,800	2,600
Midwest	5,000	1,000	6,000	1,100
Southeast	36,500	21,400	57,900	6,400
South Central	39,200	23,300	62,500	6,600
Southwest	6,300	1,500	7,800	1,000
West	23,900	4,600	28,500	2,900
	124,600	58,900	183,500	20,600
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 33,200 and 32,400 owned lots that are fully developed and ready for home construction at December 31, 2014 and September 30, 2014, respectively. Land/lots owned also include land held for development representing 13,900 and 14,000 lots at December 31, 2014 and September 30, 2014, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at December 31, 2014 and September 30, 2014 was $2.2 billion and $2.0 billion, respectively, secured by earnest money deposits of $64.2 million and $58.7 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 2,100 and 2,200 lots at December 31, 2014 and September 30, 2014, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 and 1,500 model homes at December 31, 2014 and September 30, 2014, respectively. Approximately 12,400 and 11,200 of our homes in inventory were unsold at December 31, 2014 and September 30, 2014, respectively. At December 31, 2014, approximately 4,500 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2014, approximately 3,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,923	3,032	29%
Number of homes closed by D.R. Horton	7,973	6,188	29%
DHI Mortgage capture rate	49%	49%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	3,949	3,044	30%
Total number of loans originated or brokered by DHI Mortgage	4,462	3,475	28%
Percentage of loan volume from D.R. Horton homebuyers	89%	88%
Loans sold by DHI Mortgage to third parties	4,490	3,857	16%

	Three Months Ended December 31,
	2014	2013	% Change
	(In millions)
Loan origination fees	$5.0	$4.8	4%
Sale of servicing rights and gains from sale of mortgage loans	32.7	20.5	60%
Recourse expense	—	—	—%
Sale of servicing rights and gains from sale of mortgage loans, net	32.7	20.5	60%
Other revenues, net	2.6	2.1	24%
Total mortgage operations revenues	40.3	27.4	47%
Title policy premiums, net	9.3	7.6	22%
Total revenues	49.6	35.0	42%
General and administrative expense	37.8	29.8	27%
Interest and other (income)	(2.8)	(2.6)	8%
Financial services pre-tax income	$14.6	$7.8	87%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2014	2013
General and administrative expense	76.2%	85.1%
Interest and other (income)	(5.6)%	(7.4)%
Financial services pre-tax income	29.4%	22.3%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2014, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 29%, corresponding to the 29% increase in the number of homes closed by our homebuilding operations. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 49% in the three months ended December 31, 2014 and 2013.

Home loans to customers of our homebuilding operations constituted 89% of DHI Mortgage loan originations in the three months ended December 31, 2014, compared to 88% in the comparable period of 2013. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold in the three months ended December 31, 2014 increased 16% from the number sold in the prior year period. Virtually all of the mortgage loans originated during the three months ended December 31, 2014 and mortgage loans held for sale on December 31, 2014 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 85% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2014 were sold to three major financial entities, none of whom purchased more than 40% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 42%, to $49.6 million in the three months ended December 31, 2014 from $35.0 million in the comparable period of 2013. The number of loan originations increased 28% in the three months ended December 31, 2014 while the related revenues increased 60%. Revenues increased at a higher rate than origination volume due to improved loan sale execution in the secondary market and higher average loan amounts.

Charges related to recourse obligations in the three months ended December 31, 2014 and 2013 were insignificant. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, if actual repurchase volume or actual losses incurred resolving those repurchases differ from our expectations, additional recourse expense or credits may be incurred.

Financial services general and administrative (G&A) expense increased 27%, to $37.8 million in the three months ended December 31, 2014 from $29.8 million in the comparable period of 2013. As a percentage of financial services revenues, G&A expense was 76.2% in the three months ended December 31, 2014, compared to 85.1% in the same period of 2013 due to the relative increase in revenue from improved loan sale execution and higher average loan amounts. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2014 was $220.7 million, compared to $189.7 million for the same period of 2013. During the current year period, our operating results benefited from higher revenues and profits from increased home closings, lower SG&A costs as a percentage of revenues, as well as the increased profitability of our financial services operations.

Income Taxes

Our income tax expense for the three months ended December 31, 2014 and 2013 was $78.2 million and $66.5 million, respectively. Our effective tax rate was 35.4% for the three months ended December 31, 2014, compared to 35.1% in the same period of 2013. The effective tax rates for both periods include a tax benefit for the domestic production activities deduction that is offset by a similar amount of expense for state income taxes.

At December 31, 2014 and September 30, 2014, we had deferred tax assets, net of deferred tax liabilities, of $583.7 million and $596.1 million, respectively, partially offset by valuation allowances of $31.0 million and $31.1 million, respectively. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to homebuilding market conditions. During recent years, we have increased our investments in homes, finished lots, land and land development to expand our operations and grow our profitability. We intend to maintain adequate liquidity and balance sheet strength, and we regularly evaluate opportunities to access the capital markets.

At December 31, 2014, our ratio of homebuilding debt to total capital was 39.3%, compared to 39.4% at September 30, 2014 and 43.8% at December 31, 2013. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by homebuilding notes payable net of cash plus total equity) was 35.4% at December 31, 2014, compared to 34.5% at September 30, 2014 and 36.7% at December 31, 2013. We intend to maintain our ratio of net homebuilding debt to total capital within or below a range of 40% to 45% over the long term, but we may choose to operate above this range for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At December 31, 2014, our homebuilding cash and cash equivalents were $517.7 million.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2019. At December 31, 2014, we had $375.0 million of borrowings outstanding at a 2.0% annual interest rate and $94.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $506.0 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2014, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $3.1 million at both December 31, 2014 and September 30, 2014 and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — We have $157.7 million principal amount of our senior notes maturing during the remainder of fiscal 2015. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2014, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2014, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2015. The full amount of each of these authorizations was remaining at December 31, 2014.

Financial Services Capital Resources

Cash and Cash Equivalents — At December 31, 2014, our financial services cash and cash equivalents were $23.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 120 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $300 million; however, the capacity can be increased up to $400 million subject to the availability of additional commitments. Through an additional commitment, the capacity of the facility was temporarily increased to $325 million at December 31, 2014. We are currently in discussions with our lenders and expect to renew and extend the term of the facility on similar terms prior to its February 27, 2015 maturity date.

As of December 31, 2014, $403.6 million of mortgage loans held for sale with a collateral value of $386.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $62.9 million, DHI Mortgage had an obligation of $323.7 million outstanding under the mortgage repurchase facility at December 31, 2014 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported monthly. At December 31, 2014, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, our mortgage subsidiary has been able to renew or extend its mortgage credit facility at a sufficient capacity and on satisfactory terms prior to its maturity, and obtain temporary additional commitments through amendments to the credit agreement during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In the three months ended December 31, 2014, we used $129.0 million of cash in our operating activities, compared to $7.7 million in the prior year period. We used $179.5 million of cash to increase our construction in progress and finished home inventory, compared to $194.0 million in the prior year period. We used $110.8 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and increased land development activity, compared to $77.3 million in the prior year period. We also used cash of $43.5 million to decrease accounts payable, accrued expenses and other liabilities in the current year period, compared to $14.1 million in the prior year period.

The most significant sources of cash provided by operating activities in both periods were net income and decreases in mortgage loans held for sale. In the current quarter, the cash provided by the decrease in mortgage loans held for sale was less than the prior year due to higher home closing and loan origination volume near the end of the current quarter as compared to the prior year quarter.

Investing Cash Flow Activities

In the three months ended December 31, 2014, net cash used in investing activities was $13.9 million, compared to $57.3 million in the prior year period. We used $11.3 million and $18.3 million in the three months ended December 31, 2014 and 2013, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. The primary use of cash for investing activities during the prior year period was related to the acquisition of the homebuilding operations of Regent Homes for $34.5 million.

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

During the three months ended December 31, 2014, net cash provided by financing activities was $22.1 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $490.0 million relate to borrowings on the revolving credit facility. Note repayments of $450.9 million included our repayment of $415.0 million drawn on the revolving credit facility and $35.5 million drawn under our mortgage repurchase facility. During the three months ended December 31, 2013, net cash used in financing activities was $51.6 million, consisting primarily of repayments of notes payable under our mortgage repurchase facility.

During the three months ended December 31, 2014, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, which was paid on December 15, 2014 to stockholders of record on December 1, 2014. No cash dividends were paid during the three months ended December 31, 2013 due to the acceleration of the payment of quarterly dividends in December 2012. In January 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on February 17, 2015 to stockholders of record on February 6, 2015. The declaration of future cash dividends is at the discretion of the Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

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

At December 31, 2014, our homebuilding operations had outstanding letters of credit of $97.1 million, of which $3.1 million were cash collateralized, and surety bonds of $922.5 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at December 31, 2014, there were a limited number of contracts, representing $28.0 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2014, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, business acquisitions, goodwill, warranty claims, legal claims and insurance, income taxes, stock-based compensation and fair value measurements. Since September 30, 2014, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2014, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. As of December 31, 2014 and September 30, 2014, we had reserves for approximately 175 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2014, we established reserves for approximately 15 new construction defect claims and resolved 20 construction defect claims for a total cost of $7.6 million. At both December 31, 2013 and September 30, 2013, we had reserves for approximately 160 pending construction defect claims and no individual existing claim was material to our financial statements. During the three months ended December 31, 2013, we established reserves for approximately 10 new construction defect claims and resolved 10 construction defect claims for a total cost of $7.8 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2014, including the section entitled “Risk Factors,” which is filed with the Securities and Exchange Commission.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2014 and 2013 was not significant, is recognized in current earnings. At December 31, 2014, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $528.0 million. Uncommitted IRLCs totaled a notional amount of approximately $245.9 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $307.8 million at December 31, 2014.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2014. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at December 31, 2014.

	Nine Months Ending September 30, 2015	Fiscal Year Ending September 30,							Fair Value at December 31, 2014
		2016	2017	2018	2019	2020	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$161.7	$548.4	$350.0	$400.0	$500.0	$—	$1,050.0	$3,010.1	$3,057.4
Average interest rate	5.4%	6.4%	5.0%	3.8%	3.9%	—%	5.1%	5.0%
Variable rate	$324.1	$0.6	$0.6	$0.6	$375.7	$0.7	$14.8	$717.1	$717.1
Average interest rate	2.6%	3.0%	3.0%	3.0%	2.0%	3.0%	3.0%	2.3%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2014 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2014, the Company acquired the homebuilding operations of Crown Communities, which was excluded from management's assessment of internal controls over financial reporting as of September 30, 2014. The Company will continue the process of implementing its internal controls over the financial reporting structure of Crown Communities, which will be included in management's assessment of internal controls over financial reporting as of September 30, 2015.

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

	3.2	Amended and Restated Bylaws of the Company. (2)
	10.1	Summary of Executive Compensation Notification - Chairman, Chief Executive Officer and Chief Operating Officer. (3)
	10.2	Summary of Executive Compensation Notification - Other Executive Officer - Chief Financial Officer. (4)
	10.3	Summary of Director, Committee and Chairperson Compensation. (5)
	10.4	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated. (6)
	10.5	Consultant Agreement between the Company and Donald J. Tomnitz. (7)
	10.6	D.R. Horton, Inc. 2006 Stock Incentive Plan, as Amended and Restated, Effective as of December 11, 2014. (8)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed on January 27, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.

(4)	Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.

(5)	Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.

(6)	Incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.

(7)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 29, 2014, filed with the SEC on October 3, 2014.

(8)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 27, 2015	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)