Form 10-Q
period 2015-06-30
HORTON D R INC /DE/
filed 2015-07-28
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Common stock, $.01 par value – 366,778,229 shares as of July 22, 2015

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$766.7	$632.5
Restricted cash	11.7	10.0
Inventories:
Construction in progress and finished homes	3,815.3	3,541.3
Residential land and lots — developed and under development	4,010.8	3,800.0
Land held for development	235.4	332.8
Land held for sale	49.7	26.4
	8,111.2	7,700.5
Deferred income taxes, net of valuation allowance of $30.1 million and $31.1 million at June 30, 2015 and September 30, 2014, respectively	544.3	565.0
Property and equipment, net	199.3	190.8
Other assets	445.4	441.1
Goodwill	97.0	94.8
	10,175.6	9,634.7
Financial Services:
Cash and cash equivalents	38.9	29.3
Mortgage loans held for sale	568.4	476.9
Other assets	80.6	61.6
	687.9	567.8
Total assets	$10,863.5	$10,202.5
LIABILITIES
Homebuilding:
Accounts payable	$462.1	$480.3
Accrued expenses and other liabilities	909.2	875.0
Notes payable	3,373.1	3,323.6
	4,744.4	4,678.9
Financial Services:
Accounts payable and other liabilities	40.1	44.7
Mortgage repurchase facility	448.0	359.2
	488.1	403.9
Total liabilities	5,232.5	5,082.8
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 373,936,373 shares issued and 366,736,302 shares outstanding at June 30, 2015 and 371,786,765 shares issued and 364,586,694 shares outstanding at September 30, 2014	3.7	3.7
Additional paid-in capital	2,684.3	2,613.7
Retained earnings	3,073.7	2,630.5
Treasury stock, 7,200,071 shares at June 30, 2015 and September 30, 2014, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.2	2.2
Total stockholders’ equity	5,629.6	5,115.8
Noncontrolling interests	1.4	3.9
Total equity	5,631.0	5,119.7
Total liabilities and equity	$10,863.5	$10,202.5
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$2,857.9	$2,090.3	$7,417.4	$5,401.1
Land/lot sales and other	18.5	12.6	50.6	34.0
	2,876.4	2,102.9	7,468.0	5,435.1
Cost of sales:
Home sales	2,288.9	1,658.0	5,948.8	4,227.5
Land/lot sales and other	16.1	10.7	44.1	27.5
Inventory and land option charges	15.4	56.8	34.0	63.9
	2,320.4	1,725.5	6,026.9	4,318.9
Gross profit:
Home sales	569.0	432.3	1,468.6	1,173.6
Land/lot sales and other	2.4	1.9	6.5	6.5
Inventory and land option charges	(15.4)	(56.8)	(34.0)	(63.9)
	556.0	377.4	1,441.1	1,116.2
Selling, general and administrative expense	257.8	221.9	738.2	593.2
Other (income)	(3.9)	(3.1)	(13.9)	(9.2)
Homebuilding pre-tax income	302.1	158.6	716.8	532.2
Financial Services:
Revenues	74.4	44.1	183.6	117.4
General and administrative expense	46.0	33.8	124.6	93.7
Interest and other (income)	(3.3)	(2.9)	(8.8)	(7.5)
Financial services pre-tax income	31.7	13.2	67.8	31.2
Income before income taxes	333.8	171.8	784.6	563.4
Income tax expense	112.4	58.7	272.8	196.1
Net income	$221.4	$113.1	$511.8	$367.3
Other comprehensive income, net of income tax:
Unrealized gain related to debt securities collateralized by residential real estate	—	—	—	0.3
Comprehensive income	$221.4	$113.1	$511.8	$367.6
Basic net income per common share	$0.60	$0.32	$1.40	$1.10
Net income per common share assuming dilution	$0.60	$0.32	$1.39	$1.05
Cash dividends declared per common share	$0.0625	$0.0375	$0.1875	$0.075

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2015	2014
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$511.8	$367.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39.7	26.6
Amortization of discounts and fees	4.1	25.4
Stock based compensation expense	31.7	17.6
Excess income tax benefit from employee stock awards	(7.3)	(1.6)
Deferred income taxes	20.7	3.8
Inventory and land option charges	34.0	63.9
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(252.1)	(759.4)
Increase in residential land and lots – developed, under development, held for development and held for sale	(120.7)	(327.8)
(Increase) decrease in other assets	(3.2)	36.2
Increase in mortgage loans held for sale	(91.5)	(24.1)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	21.4	(1.6)
Net cash provided by (used in) operating activities	188.6	(573.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(43.3)	(49.9)
(Increase) decrease in restricted cash	(1.7)	57.7
Net principal increase of other mortgage loans and real estate owned	(6.3)	(2.8)
Purchases of debt securities collateralized by residential real estate	(14.8)	—
Payments related to acquisition of a business	(68.7)	(222.7)
Net cash used in investing activities	(134.8)	(217.7)
FINANCING ACTIVITIES
Proceeds from notes payable	1,560.8	686.3
Repayment of notes payable	(1,433.5)	(273.9)
Proceeds from stock associated with certain employee benefit plans	24.0	43.1
Excess income tax benefit from employee stock awards	7.3	1.6
Cash dividends paid	(68.6)	(25.8)
Net cash provided by financing activities	90.0	431.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143.8	(360.1)
Cash and cash equivalents at beginning of period	661.8	977.4
Cash and cash equivalents at end of period	$805.6	$617.3
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$8.1	$—
Stock issued under employee incentive plans	$8.3	$5.5
Note receivable related to sale of land	$—	$5.0
Conversion of 2% convertible senior notes into equity	$—	$498.6
Accrual for holdback payment related to acquisition	$2.0	$21.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2015

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

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to classifications used in the current year. Cash balances of the Company's captive insurance subsidiary, which are expected to be used to fund the subsidiary's operations and pay future anticipated legal claims, have been correctly presented within homebuilding cash and cash equivalents rather than homebuilding other assets. These balances were $42.3 million and $40.9 million at June 30, 2014 and September 30, 2013, respectively. The statement of cash flows for the nine months ended June 30, 2014, including the statement of cash flows of the Non-Guarantor Subsidiaries as reflected in Note N, have been revised to reflect this correction. As other prior period financial information is presented in future filings, the Company will similarly revise its financial statements in such filings.

Cash balances of the Company's captive insurance subsidiary, which were $40.2 million and $43.3 million at June 30, 2015 and September 30, 2014, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2015 and September 30, 2014 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2015 and September 30, 2014, the option deposits related to these contracts totaled $64.2 million and $55.7 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

Business Acquisition

In April 2015, the Company acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash, of which $2.0 million was paid subsequent to June 30, 2015. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. The Company also acquired a sales order backlog of 42 homes valued at $18.7 million.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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
June 30, 2015

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for the Company beginning October 1, 2016 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This new guidance is a change from the current treatment of recording debt issuance costs as an asset representing a deferred charge, and is consistent with the accounting treatment for debt discounts. The guidance, which requires retrospective application, is effective for the Company beginning October 1, 2016, but early adoption is allowed. The Company is currently evaluating this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The guidance will be applied prospectively after the effective date for the Company of October 1, 2017 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 79 markets in 27 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on fully developed lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions or for other strategic reasons. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

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

The Company’s 39 homebuilding operating divisions and its financial services operation are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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
June 30, 2015

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2014. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Revenues
Homebuilding revenues:
East	$367.4	$251.3	$946.9	$644.6
Midwest	205.4	133.1	480.3	338.8
Southeast	775.5	584.4	2,041.0	1,503.0
South Central	715.1	533.3	1,923.1	1,384.9
Southwest	96.7	74.1	243.0	207.8
West	716.3	526.7	1,833.7	1,356.0
Homebuilding revenues	2,876.4	2,102.9	7,468.0	5,435.1
Financial services revenues	74.4	44.1	183.6	117.4
Total revenues	$2,950.8	$2,147.0	$7,651.6	$5,552.5
Inventory Impairments
East	$2.1	$2.0	$2.1	$2.0
Midwest	—	48.8	—	48.8
Southeast	1.4	0.7	8.7	2.8
South Central	0.8	—	1.4	—
Southwest	—	—	—	—
West	7.4	3.2	11.4	3.4
Total inventory impairments	$11.7	$54.7	$23.6	$57.0
Income Before Income Taxes (1)
Homebuilding pre-tax income (loss):
East	$30.3	$13.3	$69.7	$39.0
Midwest	21.5	(37.2)	36.5	(18.1)
Southeast	80.7	52.3	197.4	156.0
South Central	78.9	54.0	205.1	143.0
Southwest	5.2	8.2	8.3	19.7
West	85.5	68.0	199.8	192.6
Homebuilding pre-tax income	302.1	158.6	716.8	532.2
Financial services pre-tax income	31.7	13.2	67.8	31.2
Income before income taxes	$333.8	$171.8	$784.6	$563.4
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

	June 30, 2015	September 30, 2014
	(In millions)
Homebuilding Inventories (1)
East	$855.1	$842.7
Midwest	485.1	477.6
Southeast	1,966.5	1,943.0
South Central	1,962.2	1,742.5
Southwest	280.0	292.9
West	2,307.4	2,169.4
Corporate and unallocated (2)	254.9	232.4
Total homebuilding inventory	$8,111.2	$7,700.5
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At June 30, 2015, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $390.2 million and recorded impairment charges of $11.7 million during the third quarter to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairments, $7.4 million related to a strategic decision to sell a parcel of land in the West region. During the nine months ended June 30, 2015, impairment charges totaled $23.6 million. There were $54.7 million and $57.0 million of impairment charges recorded in the three and nine months ended June 30, 2014, respectively, which primarily related to Chicago communities in the Midwest region.

During the three and nine months ended June 30, 2015, the Company wrote off $3.7 million and $10.4 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate. During the three and nine months ended June 30, 2014, the Company wrote off $2.1 million and $6.9 million, respectively, of these deposits and costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts, consist of the following:

	June 30, 2015	September 30, 2014
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2019	$—	$300.0
5.25% senior notes due 2015, net	—	157.7
5.625% senior notes due 2016, net	170.0	169.9
6.5% senior notes due 2016, net	372.7	372.6
4.75% senior notes due 2017	350.0	350.0
3.625% senior notes due 2018	400.0	400.0
3.75% senior notes due 2019	500.0	500.0
4.0% senior notes due 2020	500.0	—
4.375% senior notes due 2022	350.0	350.0
4.75% senior notes due 2023	300.0	300.0
5.75% senior notes due 2023	400.0	400.0
Other secured notes	30.4	23.4
	$3,373.1	$3,323.6
Financial Services:
Mortgage repurchase facility, maturing 2016	$448.0	$359.2

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2019. At June 30, 2015, there were no borrowings outstanding and $94.3 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2015, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

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

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2015. All of the $500 million authorization was remaining at June 30, 2015. On July 23, 2015, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities, which replaced the previous authorization. The new authorization is effective through July 31, 2016.

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

As of June 30, 2015, $518.4 million of mortgage loans held for sale with a collateral value of $501.2 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $53.2 million, DHI Mortgage had an obligation of $448.0 million outstanding under the mortgage repurchase facility at June 30, 2015 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is immediately reflected as interest expense. During fiscal 2014 and 2015, the Company's active inventory has exceeded its debt level, and all interest incurred has been capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Capitalized interest, beginning of period	$212.2	$183.7	$198.5	$137.1
Interest incurred (1)	43.2	45.1	126.2	144.0
Interest expensed:
Charged to cost of sales	(42.7)	(34.2)	(111.9)	(86.5)
Written off with inventory impairments	(0.1)	(1.1)	(0.2)	(1.1)
Capitalized interest, end of period	$212.6	$193.5	$212.6	$193.5
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $2.1 million and $5.2 million in the three and nine months ended June 30, 2015, respectively, and $1.2 million and $3.0 million in the same periods of 2014.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2015, mortgage loans held for sale had an aggregate fair value of $568.4 million and an aggregate outstanding principal balance of $557.5 million. At September 30, 2014, mortgage loans held for sale had an aggregate fair value of $476.9 million and an aggregate outstanding principal balance of $466.6 million. During the nine months ended June 30, 2015 and 2014, mortgage loans originated totaled $3.6 billion and $2.6 billion, respectively, and mortgage loans sold totaled $3.5 billion and $2.5 billion, respectively. The Company had gains on sales of loans and servicing rights of $52.2 million and $125.7 million during the three and nine months ended June 30, 2015, compared to $26.6 million and $71.0 million in the same periods of 2014. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 84% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2015 were sold to three major financial entities, one of which purchased 43% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and nine months ended June 30, 2015 and 2014 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At June 30, 2015 and September 30, 2014, the Company's mortgage loans held for sale that were not committed to third-party purchasers totaled $328.5 million and $348.6 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $327.0 million and $348.2 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At June 30, 2015 and September 30, 2014, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2015	September 30, 2014
	(In millions)
Other mortgage loans	$46.5	$41.0
Real estate owned	0.8	0.7
	$47.3	$41.7

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015	September 30, 2014
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.6	$1.7
Real estate owned	0.1	0.1
Loan repurchase and settlement obligations – known and expected	17.9	24.4
	$19.6	$26.2

Other mortgage loans and real estate owned net of the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2015 and September 30, 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $492.9 million and $303.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At June 30, 2015 and September 30, 2014, the notional amount of best-efforts whole loan delivery commitments totaled $64.8 million and $28.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $376.0 million and $243.8 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2015 was $112.4 million and $272.8 million, respectively, compared to $58.7 million and $196.1 million in the same periods of fiscal 2014. The effective tax rate was 33.7% and 34.8% for the three and nine months ended June 30, 2015, respectively, compared to 34.2% and 34.8% in the same periods of fiscal 2014. The effective tax rates for all periods include an expense for state income taxes that is reduced by a tax benefit for the domestic production activities deduction.

At June 30, 2015 and September 30, 2014, the Company had deferred tax assets, net of deferred tax liabilities, of $574.4 million and $596.1 million, respectively, partially offset by valuation allowances of $30.1 million and $31.1 million, respectively. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.6 million and 9.1 million shares of common stock were excluded from the computation of diluted earnings per share for the 2015 and 2014 periods, respectively, because their effect would have been antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Numerator:
Net income	$221.4	$113.1	$511.8	$367.3
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax	—	2.8	—	16.5
Numerator for diluted earnings per share after assumed conversions	$221.4	$115.9	$511.8	$383.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	366.8	349.7	365.9	332.4
Effect of dilutive securities:
Employee stock awards	3.5	3.2	3.4	3.1
Convertible senior notes	—	14.9	—	30.7
Denominator for diluted earnings per share — adjusted weighted average common shares	370.3	367.8	369.3	366.2

Basic net income per common share	$0.60	$0.32	$1.40	$1.10
Net income per common share assuming dilution	$0.60	$0.32	$1.39	$1.05

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

Effective August 1, 2014, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2015. All of the $100 million authorization was remaining at June 30, 2015, and no common stock has been repurchased subsequent to June 30, 2015. On July 23, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company's common stock, which replaced the previous authorization. The new authorization is effective through July 31, 2016.

During the three months ended June 30, 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, which was paid on May 27, 2015 to stockholders of record on May 15, 2015. A quarterly cash dividend of $0.0375 per common share was approved and paid during the three months ended June 30, 2014. In July 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on August 18, 2015 to stockholders of record on August 7, 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Units

In November 2014, the Compensation Committee of the Company's Board of Directors approved and granted a total of 290,000 performance based restricted stock units (Performance RSUs) to the Chairman of the Board, Chief Executive Officer and Chief Operating Officer of the Company that vest at the end of a three-year performance period ending September 30, 2017. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each Performance RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The Performance RSUs have no dividend or voting rights during the performance period. The fair value of these equity awards on the date of grant was $23.62 per unit. Compensation expense related to this grant was $0.7 million and $2.0 million for the three and nine months ended June 30, 2015, respectively, based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

In November 2014, the Compensation Committee also approved and granted an award of 30,000 restricted stock units (RSUs) to the Chief Financial Officer of the Company that vest annually in equal installments over a three-year period ending in November 2017. Each RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The RSUs have no dividend or voting rights during the vesting period. The fair value of this equity award on the date of grant was $21.88 per unit. Compensation expense related to this grant was $0.1 million in the nine months ended June 30, 2015.

In March 2015, the Compensation Committee of the Board of Directors and the Board of Directors approved and granted awards of approximately 2.0 million RSUs to the executive officers, other key employees and non-management directors of the Company. The RSUs were awarded to approximately 570 recipients and vest annually in equal installments over periods of three to five years. Each RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The RSUs have no dividend or voting rights during the vesting period. RSUs generally result in less dilution to shareholders than stock options, which have been granted to key employees in the past. RSUs also provide an immediate, tangible value to the recipient and better diversification than stock options alone, which promotes the retention of key employees over the multi-year vesting period. The average fair value of these equity awards on the date of grant was $26.09 per unit. Compensation expense related to this grant was $2.5 million and $6.3 million for the three and nine months ended June 30, 2015, respectively.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
Warranty liability, beginning of period	$71.6	$57.3	$65.7	$56.9
Warranties issued	12.9	9.2	33.3	23.9
Changes in liability for pre-existing warranties	2.3	3.3	3.0	5.4
Settlements made	(9.4)	(8.5)	(24.6)	(24.9)
Warranty liability, end of period	$77.4	$61.3	$77.4	$61.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $450.7 million and $456.9 million at June 30, 2015 and September 30, 2014, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both June 30, 2015 and September 30, 2014, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $32.5 million and $15.5 million in the nine months ended June 30, 2015 and 2014, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2015, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and the Company believes they may continue to fluctuate over the next several years. Housing market conditions have been volatile across most of the Company's markets over the past ten years, and the Company believes such conditions can affect the frequency and cost of construction defect claims. The Company closed a significant number of homes over the past ten years. If the ultimate resolution of construction defect claims resulting from the Company's home closings in prior years varies from current expectations, it could significantly change the Company's estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company's current estimates, they will have a significant negative impact on its future earnings and liquidity.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

The Company's reserves for legal claims decreased from $456.9 million at September 30, 2014 to $450.7 million at June 30, 2015 due to payments made for legal claims during the period, net of reimbursements received from subcontractors, partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2015 and 2014 were as follows:

	Nine Months Ended June 30,
	2015	2014
	(In millions)
Reserves for legal claims, beginning of period	$456.9	$482.0
Increase (decrease) in reserves	31.2	(5.7)
Payments	(37.4)	(18.7)
Reserves for legal claims, end of period	$450.7	$457.6

The Company estimates and records receivables when recovery is probable under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $129.6 million, $138.4 million and $135.8 million at June 30, 2015, September 30, 2014 and June 30, 2014, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At June 30, 2015, the Company had total deposits of $67.9 million, consisting of cash deposits of $59.9 million and promissory notes, letters of credit and surety bonds of $8.0 million, to purchase land and lots with a total remaining purchase price of approximately $2.0 billion. A limited number of the land and lot option purchase contracts at June 30, 2015, representing $31.1 million of remaining purchase price, were subject to specific performance clauses which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At June 30, 2015, the Company had outstanding surety bonds of $999.7 million and letters of credit of $97.4 million to secure performance under various contracts. Of the total letters of credit, $94.3 million were issued under the Company's revolving credit facility. The remaining $3.1 million of letters of credit were issued under secured letter of credit agreements requiring the Company to deposit cash as collateral with the issuing banks, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015	September 30, 2014
	(In millions)
Insurance receivables	$129.6	$138.4
Earnest money and refundable deposits	119.3	113.3
Accounts and notes receivable	40.0	38.6
Prepaid assets	46.9	55.4
Rental properties	49.5	48.7
Debt securities collateralized by residential real estate	35.6	20.8
Other assets	24.5	25.9
	$445.4	$441.1

The Company’s homebuilding accrued expenses and other liabilities at June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015	September 30, 2014
	(In millions)
Reserves for legal claims	$450.7	$456.9
Employee compensation and related liabilities	152.9	150.8
Warranty liability	77.4	65.7
Accrued interest	49.7	29.1
Federal and state income tax liabilities	38.1	12.8
Inventory related accruals	28.5	36.1
Homebuyer deposits	58.9	49.5
Accrued property taxes	22.0	29.1
Other liabilities	31.0	45.0
	$909.2	$875.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and September 30, 2014, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2015 and 2014.

		Fair Value at June 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$35.6	$35.6
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	554.9	13.5	568.4
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	1.7	—	1.7
Forward sales of MBS	Other assets	—	2.6	—	2.6
Best-efforts and mandatory commitments	Other assets	—	0.4	—	0.4

		Fair Value at September 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	464.9	12.0	476.9
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.4	—	2.4
Forward sales of MBS	Other liabilities	—	(1.9)	—	(1.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.1)	—	(0.1)

	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2015
	Balance at September 30, 2014	Net realized and unrealized gains	Purchases	Sales and Settlements	Net transfers in (out) of Level 3	Balance at June 30, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$—	$14.8	$—	$—	$35.6
Mortgage loans held for sale (b)	12.0	0.3	—	(1.7)	2.9	13.5
	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2014
	Balance at September 30, 2013	Net realized and unrealized gains	Purchases	Sales and Settlements	Net transfers in (out) of Level 3	Balance at June 30, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$0.5	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	5.7	0.7	—	(0.5)	3.4	9.3

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In the three months ended June 30, 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company plans to develop the property to build and sell homes and intends to sell the debt securities to a third party in the future. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of the securities was determined by estimating the expected proceeds upon their eventual sale. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at June 30, 2015 includes $13.5 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2015 and September 30, 2014:

		Fair Value at June 30, 2015	Fair Value at September 30, 2014

	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$16.4	$19.2
Inventory available for sale (a) (c)	Inventories	5.2	8.2
Financial Services:
Other mortgage loans (a) (d)	Other assets	13.8	16.0
Real estate owned (a) (d)	Other assets	0.5	0.5
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective quarter.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2015 and September 30, 2014:

	Carrying Value	Fair Value at June 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$766.7	$766.7	$—	$—	$766.7
Restricted cash (a)	11.7	11.7	—	—	11.7
Senior notes (b)	3,342.7	—	3,393.8	—	3,393.8
Other secured notes (a)	30.4	—	—	30.4	30.4
Financial Services:
Cash and cash equivalents (a)	38.9	38.9	—	—	38.9
Mortgage repurchase facility (a)	448.0	—	—	448.0	448.0

	Carrying Value	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$632.5	$632.5	$—	$—	$632.5
Restricted cash (a)	10.0	10.0	—	—	10.0
Revolving credit facility (a)	300.0	—	—	300.0	300.0
Senior notes (b)	3,000.2	—	3,033.8	—	3,033.8
Other secured notes (a)	23.4	—	—	23.4	23.4
Financial Services:
Cash and cash equivalents (a)	29.3	29.3	—	—	29.3
Mortgage repurchase facility (a)	359.2	—	—	359.2	359.2
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

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
Consolidating Balance Sheet
June 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$616.5	$103.7	$85.4	$—	$805.6
Restricted cash	8.1	2.5	1.1	—	11.7
Investments in subsidiaries	3,302.2	—	—	(3,302.2)	—
Inventories	2,683.5	5,402.1	25.6	—	8,111.2
Deferred income taxes	172.7	360.9	10.7	—	544.3
Property and equipment, net	56.2	52.4	90.7	—	199.3
Other assets	189.5	238.6	97.9	—	526.0
Mortgage loans held for sale	—	—	568.4	—	568.4
Goodwill	—	97.0	—	—	97.0
Intercompany receivables	2,373.8	—	—	(2,373.8)	—
Total Assets	$9,402.5	$6,257.2	$879.8	$(5,676.0)	$10,863.5
LIABILITIES & EQUITY
Accounts payable and other liabilities	$428.6	$857.7	$125.1	$—	$1,411.4
Intercompany payables	—	2,254.3	119.5	(2,373.8)	—
Notes payable	3,344.3	10.7	466.1	—	3,821.1
Total Liabilities	3,772.9	3,122.7	710.7	(2,373.8)	5,232.5
Total stockholders’ equity	5,629.6	3,134.5	167.7	(3,302.2)	5,629.6
Noncontrolling interests	—	—	1.4	—	1.4
Total Equity	5,629.6	3,134.5	169.1	(3,302.2)	5,631.0
Total Liabilities & Equity	$9,402.5	$6,257.2	$879.8	$(5,676.0)	$10,863.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$890.5	$1,985.9	$—	$—	$2,876.4
Cost of sales	718.0	1,601.0	1.4	—	2,320.4
Gross profit (loss)	172.5	384.9	(1.4)	—	556.0
Selling, general and administrative expense	116.2	135.5	6.1	—	257.8
Equity in (income) of subsidiaries	(277.1)	—	—	277.1	—
Other (income)	(0.4)	(0.6)	(2.9)	—	(3.9)
Homebuilding pre-tax income (loss)	333.8	250.0	(4.6)	(277.1)	302.1
Financial Services:
Revenues	—	—	74.4	—	74.4
General and administrative expense	—	—	46.0	—	46.0
Interest and other (income)	—	—	(3.3)	—	(3.3)
Financial services pre-tax income	—	—	31.7	—	31.7
Income before income taxes	333.8	250.0	27.1	(277.1)	333.8
Income tax expense	112.4	83.0	10.3	(93.3)	112.4
Net income	$221.4	$167.0	$16.8	$(183.8)	$221.4
Comprehensive income	$221.4	$167.0	$16.8	$(183.8)	$221.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,314.4	$5,153.6	$—	$—	$7,468.0
Cost of sales	1,865.6	4,156.0	5.3	—	6,026.9
Gross profit (loss)	448.8	997.6	(5.3)	—	1,441.1
Selling, general and administrative expense	338.9	381.0	18.3	—	738.2
Equity in (income) of subsidiaries	(673.4)	—	—	673.4	—
Other (income)	(1.3)	(3.1)	(9.5)	—	(13.9)
Homebuilding pre-tax income (loss)	784.6	619.7	(14.1)	(673.4)	716.8
Financial Services:
Revenues	—	—	183.6	—	183.6
General and administrative expense	—	—	124.6	—	124.6
Interest and other (income)	—	—	(8.8)	—	(8.8)
Financial services pre-tax income	—	—	67.8	—	67.8
Income before income taxes	784.6	619.7	53.7	(673.4)	784.6
Income tax expense	272.8	213.9	20.6	(234.5)	272.8
Net income	$511.8	$405.8	$33.1	$(438.9)	$511.8
Comprehensive income	$511.8	$405.8	$33.1	$(438.9)	$511.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$653.8	$1,445.5	$3.6	$—	$2,102.9
Cost of sales	523.2	1,198.8	3.5	—	1,725.5
Gross profit	130.6	246.7	0.1	—	377.4
Selling, general and administrative expense	102.3	116.0	3.6	—	221.9
Equity in (income) of subsidiaries	(143.2)	—	—	143.2	—
Other (income)	(0.3)	(0.9)	(1.9)	—	(3.1)
Homebuilding pre-tax income (loss)	171.8	131.6	(1.6)	(143.2)	158.6
Financial Services:
Revenues	—	—	44.1	—	44.1
General and administrative expense	—	—	33.8	—	33.8
Interest and other (income)	—	—	(2.9)	—	(2.9)
Financial services pre-tax income	—	—	13.2	—	13.2
Income before income taxes	171.8	131.6	11.6	(143.2)	171.8
Income tax expense	58.7	44.9	4.1	(49.0)	58.7
Net income	$113.1	$86.7	$7.5	$(94.2)	$113.1
Comprehensive income	$113.1	$86.7	$7.5	$(94.2)	$113.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,780.0	$3,645.4	$9.7	$—	$5,435.1
Cost of sales	1,406.1	2,903.3	9.5	—	4,318.9
Gross profit	373.9	742.1	0.2	—	1,116.2
Selling, general and administrative expense	279.4	306.0	7.8	—	593.2
Equity in (income) of subsidiaries	(467.8)	—	—	467.8	—
Other (income)	(1.1)	(2.8)	(5.3)	—	(9.2)
Homebuilding pre-tax income (loss)	563.4	438.9	(2.3)	(467.8)	532.2
Financial Services:
Revenues	—	—	117.4	—	117.4
General and administrative expense	—	—	93.7	—	93.7
Interest and other (income)	—	—	(7.5)	—	(7.5)
Financial services pre-tax income	—	—	31.2	—	31.2
Income before income taxes	563.4	438.9	28.9	(467.8)	563.4
Income tax expense	196.1	152.8	10.1	(162.9)	196.1
Net income	$367.3	$286.1	$18.8	$(304.9)	$367.3
Comprehensive income	$367.3	$286.4	$18.8	$(304.9)	$367.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$164.7	$127.1	$(88.2)	$(15.0)	$188.6
INVESTING ACTIVITIES
Purchases of property and equipment	(21.4)	(18.2)	(3.7)	—	(43.3)
Increase in restricted cash	(1.2)	(0.5)	—	—	(1.7)
Net principal increase of other mortgage loans and real estate owned	—	—	(6.3)	—	(6.3)
Intercompany advances	58.8	—	—	(58.8)	—
Purchases of debt securities collateralized by residential real estate	(14.8)	—	—	—	(14.8)
Payments related to acquisition of a business	(68.7)	—	—	—	(68.7)
Net cash used in investing activities	(47.3)	(18.7)	(10.0)	(58.8)	(134.8)
FINANCING ACTIVITIES
Proceeds from notes payable	1,472.0	—	88.8	—	1,560.8
Repayment of notes payable	(1,433.0)	(0.3)	(0.2)	—	(1,433.5)
Intercompany advances	—	(93.9)	35.1	58.8	—
Proceeds from stock associated with certain employee benefit plans	24.0	—	—	—	24.0
Excess income tax benefit from employee stock awards	7.3	—	—	—	7.3
Cash dividends paid	(68.6)	—	(15.0)	15.0	(68.6)
Net cash provided by (used in) financing activities	1.7	(94.2)	108.7	73.8	90.0
Increase in cash and cash equivalents	119.1	14.2	10.5	—	143.8
Cash and cash equivalents at beginning of period	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of period	$616.5	$103.7	$85.4	$—	$805.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(259.5)	$(281.7)	$7.5	$(40.0)	$(573.7)
INVESTING ACTIVITIES
Purchases of property and equipment	(17.9)	(23.7)	(8.3)	—	(49.9)
Decrease (increase) in restricted cash	58.2	(0.6)	0.1	—	57.7
Net principal increase of other mortgage loans and real estate owned	—	—	(2.8)	—	(2.8)
Intercompany advances	(329.0)	—	—	329.0	—
Payments related to acquisition of a business	(222.7)	—	—	—	(222.7)
Net cash used in investing activities	(511.4)	(24.3)	(11.0)	329.0	(217.7)
FINANCING ACTIVITIES
Proceeds from notes payable	622.0	—	64.3	—	686.3
Repayment of notes payable	(273.9)	—	—	—	(273.9)
Intercompany advances	—	332.7	(3.7)	(329.0)	—
Proceeds from stock associated with certain employee benefit plans	43.1	—	—	—	43.1
Excess income tax benefit from employee stock awards	1.6	—	—	—	1.6
Cash dividends paid	(25.8)	—	(40.0)	40.0	(25.8)
Net cash provided by financing activities	367.0	332.7	20.6	(289.0)	431.3
(Decrease) increase in cash and cash equivalents	(403.9)	26.7	17.1	—	(360.1)
Cash and cash equivalents at beginning of period	871.4	38.4	67.6	—	977.4
Cash and cash equivalents at end of period	$467.5	$65.1	$84.7	$—	$617.3

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

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 27 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Breland Homes, Regent Homes, Crown Communities and Pacific Ridge Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $284,500 during the nine months ended June 30, 2015. Approximately 91% and 90% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2015 and 2014, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Jacksonville		Midland/Odessa
	Raleigh/Durham		New Braunfels/San Marcos
	Wilmington		San Antonio
Pennsylvania	Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville/Spartanburg		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Denver		Imperial Valley
	Fort Collins		Los Angeles County
Illinois	Chicago		Riverside County
Indiana	Northern Indiana		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Huntsville		Maui
	Mobile		Oahu
	Montgomery	Nevada	Las Vegas
	Tuscaloosa		Reno
Florida	Fort Myers/Naples	Oregon	Portland
	Jacksonville	Utah	Salt Lake City
	Lakeland	Washington	Seattle/Tacoma/Everett
	Melbourne/Vero Beach		Vancouver
Miami/Fort Lauderdale
Orlando
Pensacola/Panama City
Port St. Lucie
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Middle Georgia
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Nashville

OVERVIEW

During the third quarter of fiscal 2015, demand for new homes continued to reflect the stable to moderately improved trends we have seen across most of our operating markets over the past year. We also continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we significantly increased our land, lot and home inventories across our markets, while maintaining a strong balance sheet and liquidity position. In fiscal 2013, we introduced our Emerald Homes brand to expand our product offerings to include more move-up and luxury homes. In fiscal 2014, we introduced our Express Homes brand to offer more affordable homes for entry-level buyers, who we believe have been under-served in the new home market in recent years. We continue to expand these new product offerings across our operating markets, which will further broaden our product diversity.

During the third quarter of fiscal 2015, the number and value of our net sales orders increased 22% and 25%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 28% and 37%, respectively. Our pre-tax income in the third quarter was $333.8 million, compared to $171.8 million in the prior year quarter. During the first three quarters of fiscal 2015, we generated cash flow from operations of $188.6 million, compared to cash used in operations of $573.7 million in the prior year period. We believe our business is well positioned for the future because of our broad geographic operating base and product offerings, our inventory of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on growing our profitability, improving our cash flows and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

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

STRATEGY

Demand for new homes has moderately improved across many of our operating markets, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. In recent years, we have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings and opportunistically pursue business acquisitions. We expect our increased investments will support growth in our revenues and profitability during the remainder of fiscal 2015 and 2016, while our land and lot inventories will remain relatively stable over the same period. Our operating strategy is focused on leveraging our financial and competitive position to generate strong profitability, improve cash flows and increase our returns on our inventory investments. This strategy includes the following initiatives:

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

•	Increasing the amount of land and finished lots controlled through option purchase contracts to mitigate the risk of land ownership.

•
Investing in land, land development and opportunistic acquisitions of homebuilding companies in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

•
Managing our inventory of homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2015, as compared to the same period of 2014, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 37% to $2.9 billion.

•	Homes closed increased 28% to 9,856 homes, and the average closing price of those homes increased 7% to $290,000.

•	Net sales orders increased 22% to 10,398 homes, and the value of net sales orders increased 25% to $3.0 billion.

•	Sales order backlog increased 12% to 12,761 homes, and the value of sales order backlog increased 15% to $3.7 billion.

•	Home sales gross margins decreased 80 basis points to 19.9%.

•	Inventory and land option charges were $15.4 million, compared to $56.8 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 160 basis points to 9.0%.

•	Homebuilding pre-tax income increased 90% to $302.1 million, compared to $158.6 million.

•	Homebuilding cash totaled $766.7 million, compared to $632.5 million and $580.8 million at September 30, 2014 and June 30, 2014, respectively.

•	Homebuilding inventories totaled $8.1 billion, compared to $7.7 billion and $7.4 billion at September 30, 2014 and June 30, 2014, respectively.

•	Homes in inventory totaled 21,200, compared to 20,600 and 20,500 at September 30, 2014 and June 30, 2014, respectively.

•	Owned and controlled lots totaled 173,600, compared to 183,500 and 178,500 at September 30, 2014 and June 30, 2014, respectively.

•	Homebuilding debt was $3.4 billion, compared to $3.3 billion and $3.1 billion at September 30, 2014 and June 30, 2014, respectively.

•
Gross homebuilding debt to total capital was 37.5%, compared to 39.4% and 38.7% at September 30, 2014 and June 30, 2014, respectively. Net homebuilding debt to total capital was 31.6%, compared to 34.5% and 34.0% at September 30, 2014 and June 30, 2014, respectively.

Financial Services Operations:

•	Total financial services revenues increased 69% to $74.4 million.

•	Financial services pre-tax income increased 140% to $31.7 million.

Consolidated Results:

•	Consolidated pre-tax income increased 94% to $333.8 million, compared to $171.8 million.

•	Net income increased 96% to $221.4 million, compared to $113.1 million.

•	Diluted earnings per share increased 88% to $0.60, compared to $0.32.

•	Total equity was $5.6 billion, compared to $5.1 billion and $5.0 billion at September 30, 2014 and June 30, 2014, respectively.

•	Net cash provided by operations was $357.4 million, compared to net cash used in operations of $307.9 million.

Key financial results for the nine months ended June 30, 2015, as compared to the same period of 2014, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 37% to $7.5 billion.

•	Homes closed increased 30% to 26,072 homes, and the average closing price of those homes increased 6% to $284,500.

•	Net sales orders increased 28% to 28,903 homes, and the value of net sales orders increased 32% to $8.3 billion.

•	Home sales gross margins decreased 190 basis points to 19.8%.

•	Inventory and land option charges were $34.0 million, compared to $63.9 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 100 basis points to 9.9%.

•	Homebuilding pre-tax income increased 35% to $716.8 million, compared to $532.2 million.

Financial Services Operations:

•	Total financial services revenues increased 56% to $183.6 million.

•	Financial services pre-tax income increased 117% to $67.8 million.

Consolidated Results:

•	Consolidated pre-tax income increased 39% to $784.6 million, compared to $563.4 million.

•	Net income increased 39% to $511.8 million, compared to $367.3 million.

•	Diluted earnings per share increased 32% to $1.39, compared to $1.05.

•	Net cash provided by operations was $188.6 million, compared to net cash used in operations of $573.7 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2015 and 2014.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,251	1,051	19%	$339.8	$291.2	17%	$271,600	$277,100	(2)%
Midwest	431	411	5%	162.1	150.7	8%	376,100	366,700	3%
Southeast	3,392	2,508	35%	894.7	636.6	41%	263,800	253,800	4%
South Central	3,208	2,777	16%	793.7	613.8	29%	247,400	221,000	12%
Southwest	480	334	44%	105.5	74.1	42%	219,800	221,900	(1)%
West	1,636	1,470	11%	713.6	639.3	12%	436,200	434,900	—%
	10,398	8,551	22%	$3,009.4	$2,405.7	25%	$289,400	$281,300	3%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	3,702	2,783	33%	$994.6	$773.2	29%	$268,700	$277,800	(3)%
Midwest	1,342	1,058	27%	503.3	389.1	29%	375,000	367,800	2%
Southeast	8,835	6,487	36%	2,298.9	1,638.0	40%	260,200	252,500	3%
South Central	9,386	7,513	25%	2,266.5	1,654.4	37%	241,500	220,200	10%
Southwest	1,237	1,007	23%	274.3	219.5	25%	221,700	218,000	2%
West	4,401	3,726	18%	1,946.8	1,624.6	20%	442,400	436,000	1%
	28,903	22,574	28%	$8,284.4	$6,298.8	32%	$286,600	$279,000	3%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2015	2014	2015	2014	2015	2014
East	436	348	$115.2	$91.4	26%	25%
Midwest	88	91	36.2	33.5	17%	18%
Southeast	946	912	237.1	218.3	22%	27%
South Central	965	825	232.1	181.1	23%	23%
Southwest	166	150	36.6	30.3	26%	31%
West	287	345	126.4	152.3	15%	19%
	2,888	2,671	$783.6	$706.9	22%	24%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2015	2014	2015	2014	2015	2014
East	1,126	764	$300.0	$196.9	23%	22%
Midwest	215	184	80.8	67.4	14%	15%
Southeast	2,574	2,019	631.6	472.9	23%	24%
South Central	2,710	2,191	634.5	472.4	22%	23%
Southwest	447	402	95.5	80.2	27%	29%
West	840	760	375.9	330.0	16%	17%
	7,912	6,320	$2,118.3	$1,619.8	21%	22%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 25%, to $3,009.4 million (10,398 homes) for the three months ended June 30, 2015, from $2,405.7 million (8,551 homes) for the same period of 2014, with increases in all of our regions. The value of net sales orders increased 32%, to $8,284.4 million (28,903 homes) for the nine months ended June 30, 2015, from $6,298.8 million (22,574 homes) for the same period of 2014. The increases in sales order value were primarily due to increases in volume as we have expanded our operations and increased our market share in many of our markets over the past year. To a lesser extent, an increase in selling prices in our South Central region also contributed to the increase in sales order value.

The number of net sales orders increased 22% and 28% and the average price of our net sales orders increased 3% to $289,400 and $286,600 during the three and nine months ended June 30, 2015, respectively, compared to the prior year periods. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 148 and 419 net sales orders to the East region's results in the three and nine months ended June 30, 2015, respectively, compared to 74 net sales orders in both periods of 2014, and added 382 and 1,049 net sales orders to the Southeast region's results in the three and nine months ended June 30, 2015, respectively, compared to 216 net sales orders in both periods of 2014. We believe our business is well positioned to generate continued sales growth in fiscal 2015 and into fiscal 2016; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% and 21% in the three and nine months ended June 30, 2015, respectively, compared to 24% and 22% in the same periods of 2014.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,712	1,488	15%	$469.9	$425.9	10%	$274,500	$286,200	(4)%
Midwest	545	556	(2)%	214.5	210.1	2%	393,600	377,900	4%
Southeast	3,869	3,502	10%	1,053.7	925.8	14%	272,300	264,400	3%
South Central	4,548	3,813	19%	1,160.2	879.6	32%	255,100	230,700	11%
Southwest	577	486	19%	127.4	107.7	18%	220,800	221,600	—%
West	1,510	1,520	(1)%	718.8	703.5	2%	476,000	462,800	3%
	12,761	11,365	12%	$3,744.5	$3,252.6	15%	$293,400	$286,200	3%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,335	911	47%	$364.8	$244.6	49%	$273,300	$268,500	2%
Midwest	557	376	48%	205.4	132.7	55%	368,800	352,900	5%
Southeast	2,969	2,363	26%	775.3	584.4	33%	261,100	247,300	6%
South Central	2,932	2,443	20%	705.5	528.2	34%	240,600	216,200	11%
Southwest	442	352	26%	96.7	74.1	30%	218,800	210,500	4%
West	1,621	1,231	32%	710.2	526.3	35%	438,100	427,500	2%
	9,856	7,676	28%	$2,857.9	$2,090.3	37%	$290,000	$272,300	7%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	3,441	2,416	42%	$941.4	$637.9	48%	$273,600	$264,000	4%
Midwest	1,324	958	38%	480.1	338.4	42%	362,600	353,200	3%
Southeast	7,867	6,100	29%	2,035.8	1,496.5	36%	258,800	245,300	6%
South Central	8,196	6,397	28%	1,898.0	1,370.7	38%	231,600	214,300	8%
Southwest	1,085	996	9%	243.0	207.8	17%	224,000	208,600	7%
West	4,159	3,191	30%	1,819.1	1,349.8	35%	437,400	423,000	3%
	26,072	20,058	30%	$7,417.4	$5,401.1	37%	$284,500	$269,300	6%

Home Sales Revenue

Revenues from home sales increased 37%, to $2,857.9 million (9,856 homes closed) for the three months ended June 30, 2015, from $2,090.3 million (7,676 homes closed) for the comparable period of 2014, with increases in all of our regions. Revenues from home sales increased 37%, to $7,417.4 million (26,072 homes closed) for the nine months ended June 30, 2015, from $5,401.1 million (20,058 homes closed) for the comparable period of 2014. During the current year periods, home sales revenues increased in all of our regions as we have expanded our operations and increased our market share in many of our markets.

The number of homes closed in the three and nine months ended June 30, 2015 increased 28% and 30%, respectively, from the comparable periods of 2014, due to increases in all of our regions. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 156 and 434 closings to the East region's results in the three and nine months ended June 30, 2015, respectively, compared to 69 closings in both periods of 2014, and added 344 and 941 homes closed to the Southeast region's results in the three and nine months ended June 30, 2015, respectively, compared to 185 closings in both periods of 2014. Excluding the impact of Crown Communities, the increases in homes closed in our East region were primarily due to increases in our Carolina markets, and in our Southeast region were primarily due to increases in our Florida markets. The increases in our Midwest region were due to increases in our Chicago and Denver markets. In our South Central region, the highest percentage increases in homes closed occurred in our Houston, Dallas, Austin and San Antonio markets. Our Phoenix market contributed the most to the increases in our Southwest region. The increases in our West region were primarily due to increases in most of our California markets.

The average selling price of homes closed during the three months ended June 30, 2015 was $290,000, up 7% from the $272,300 average for the same period of 2014. The average selling price of homes closed during the nine months ended June 30, 2015 was $284,500, up 6% from the $269,300 average for the same period of 2014. We are focused on managing our product offerings, pricing, sales pace and inventory levels in each community in a manner that will optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Gross profit – Home sales	19.9%	20.7%	19.8%	21.7%
Gross profit – Land/lot sales and other	13.0%	15.1%	12.8%	19.1%
Inventory and land option charges	(0.5)%	(2.7)%	(0.5)%	(1.2)%
Gross profit – Total homebuilding	19.3%	17.9%	19.3%	20.5%
Selling, general and administrative expense	9.0%	10.6%	9.9%	10.9%
Other (income)	(0.1)%	(0.1)%	(0.2)%	(0.2)%
Homebuilding pre-tax income	10.5%	7.5%	9.6%	9.8%

Home Sales Gross Profit

Gross profit from home sales increased 32%, to $569.0 million in the three months ended June 30, 2015, from $432.3 million in the comparable period of 2014, and decreased 80 basis points to 19.9% as a percentage of home sales revenues. Approximately 120 basis points of the decrease in the home sales gross profit percentage resulted from the average cost of our homes closed increasing by more than the average selling price. Partially offsetting this decrease was a 20 basis point improvement in the home sales gross profit percentage from a decrease in the amount of purchase accounting adjustments for recent acquisitions, a 10 basis point improvement due to a decrease in warranty and construction defect expenses as a percentage of home sales revenues and a 10 basis point improvement from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues.

Gross profit from home sales increased 25%, to $1.5 billion in the nine months ended June 30, 2015, from $1.2 billion in the comparable period of 2014, and decreased 190 basis points to 19.8% as a percentage of home sales revenues. Approximately 200 basis points of the decrease in the home sales gross profit percentage resulted from the average cost of our homes closed increasing by more than the average selling price. Additionally, our home sales gross margin decreased approximately 10 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues. These decreases were partially offset by a 10 basis point improvement from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and a 10 basis point improvement related to a decrease in the amount of purchase accounting adjustments for recent acquisitions.

Our gross profit margins during the first half of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, with limited increases in construction costs. As housing demand and inventory levels stabilized in most of our markets in the last half of fiscal 2014 and in fiscal 2015, increases in our average sales prices have moderated, while our land and construction costs have increased. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments. These factors caused our gross profit margin in the current year periods to decline as compared to the prior year periods, and they could cause further declines in our gross profit margins in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $18.5 million and $50.6 million in the three and nine months ended June 30, 2015, respectively, and $12.6 million and $34.0 million in the comparable periods of 2014. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2015, we had $49.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2015, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $390.2 million and recorded impairment charges of $11.7 million during the third quarter to reduce the carrying value of impaired communities to their estimated fair value. Of the total impairments, $7.4 million related to a strategic decision to sell a parcel of land in the West region. During the nine months ended June 30, 2015, impairment charges totaled $23.6 million. There were $54.7 million and $57.0 million of impairment charges recorded in the three and nine months ended June 30, 2014, which primarily related to Chicago communities in our Midwest region.

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

During the three and nine months ended June 30, 2015, we wrote off $3.7 million and $10.4 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. During the three and nine months ended June 30, 2014, we wrote off $2.1 million and $6.9 million, respectively, of these deposits and costs. At June 30, 2015, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $67.9 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 16% to $257.8 million and 24% to $738.2 million in the three and nine months ended June 30, 2015, respectively, from $221.9 million and $593.2 million in the same periods of 2014. As a percentage of homebuilding revenues, SG&A expense decreased 160 and 100 basis points to 9.0% and 9.9% in the three and nine months ended June 30, 2015, respectively, from 10.6% and 10.9% in the same periods of 2014. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the significant increase in homebuilding revenues.

Employee compensation and related costs represented 68% and 67% of SG&A costs in the three and nine months ended June 30, 2015, respectively, compared to 65% in both periods of 2014. These costs increased by 21% to $176.0 million and by 29% to $496.3 million in the three and nine months ended June 30, 2015, respectively, due to increases in the number of employees and equity and incentive compensation as compared to the prior year periods. Our homebuilding operations employed approximately 5,020 and 4,290 employees at June 30, 2015 and 2014, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Interest incurred decreased 4% to $43.2 million in the three months ended June 30, 2015 compared to the same period of 2014, while our average debt increased 5%. Interest incurred decreased 12% to $126.2 million in the nine months ended June 30, 2015 compared to the same period of 2014, while our average debt increased 6%. The decrease in interest incurred in the current year periods was due to a decrease in the average interest rate of our debt as compared to the prior year periods. The decrease in the average interest rate was primarily a result of the conversion of our convertible senior notes into shares of common stock during April and May of 2014. These convertible senior notes had an effective interest rate of 9.9%.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which our active inventory is lower than our debt level, a portion of the interest incurred is immediately reflected as interest expense. During fiscal 2014 and 2015, our active inventory has exceeded our debt level, and all interest incurred has been capitalized to inventory. Interest charged to cost of sales declined to 1.9% of total home and land/lot cost of sales in both the three and nine months ended June 30, 2015, from 2.0% in both periods of 2014.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.9 million and $13.9 million in the three and nine months ended June 30, 2015, compared to $3.1 million and $9.2 million in the same periods of 2014. Other income consists of interest income, income from insurance related activities, rental income, income associated with energy rights, income and expenses from other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or loss are not significant, either individually or in the aggregate.

Business Acquisition

In April 2015, we acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash, of which $2.0 million was paid subsequent to June 30, 2015. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. We also acquired a sales order backlog of 42 homes valued at $18.7 million.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2015			2014
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (Loss) (1)	% of Revenues
	(In millions)
East	$367.4	$30.3	8.2%	$251.3	$13.3	5.3%
Midwest	205.4	21.5	10.5%	133.1	(37.2)	(27.9)%
Southeast	775.5	80.7	10.4%	584.4	52.3	8.9%
South Central	715.1	78.9	11.0%	533.3	54.0	10.1%
Southwest	96.7	5.2	5.4%	74.1	8.2	11.1%
West	716.3	85.5	11.9%	526.7	68.0	12.9%
	$2,876.4	$302.1	10.5%	$2,102.9	$158.6	7.5%

	Nine Months Ended June 30,
	2015			2014
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (Loss) (1)	% of Revenues
	(In millions)
East	$946.9	$69.7	7.4%	$644.6	$39.0	6.1%
Midwest	480.3	36.5	7.6%	338.8	(18.1)	(5.3)%
Southeast	2,041.0	197.4	9.7%	1,503.0	156.0	10.4%
South Central	1,923.1	205.1	10.7%	1,384.9	143.0	10.3%
Southwest	243.0	8.3	3.4%	207.8	19.7	9.5%
West	1,833.7	199.8	10.9%	1,356.0	192.6	14.2%
	$7,468.0	$716.8	9.6%	$5,435.1	$532.2	9.8%
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

East Region — Homebuilding revenues increased 46% and 47% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to an increase in the number of homes closed. The volume of home closings in our Greenville and Columbia, South Carolina markets benefited from our acquisition of Crown Communities in May 2014, which added 156 and 434 closings to the region's results in the three and nine months ended June 30, 2015, respectively, compared to 69 closings in both periods of 2014. The region generated pre-tax income of $30.3 million and $69.7 million in the three and nine months ended June 30, 2015, respectively, compared to $13.3 million and $39.0 million for the same periods of 2014. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 80 basis points and decreased 40 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. The increase in home sales gross profit percentage in the three-month period was largely due to a decrease in the amount of purchase accounting adjustments related to the Regent Homes and Crown Communities acquisitions. The decrease in home sales gross profit percentage in the nine-month period was largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased 180 and 150 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 54% and 42% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to an increase in the number of homes closed, particularly in our Chicago and Denver markets. The region generated pre-tax income of $21.5 million and $36.5 million in the three and nine months ended June 30, 2015, respectively, compared to pre-tax losses of $37.2 million and $18.1 million for the same periods of 2014. Home sales gross profit percentage decreased 130 and 370 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. The decrease in home sales gross profit percentage in the current year periods was largely due to the average cost of homes closed in the region increasing by more than the average selling price. In the nine-month period, the resolution of construction defect claims, most of which related to our Denver market, also contributed to the decrease. Inventory impairments of $48.8 million in the three and nine months ended June 30, 2014 also contributed to the losses in the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased 310 and 220 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 33% and 36% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in many of the region’s markets. The region benefited, particularly in our Atlanta market, from our acquisition of Crown Communities in May 2014, which added 344 and 941 homes closed to the region's results in the three and nine months ended June 30, 2015, respectively, compared to 185 closings in both periods of 2014. Excluding the impact of Crown Communities, the increase in home closings was primarily due to increases in our Florida markets. The region generated pre-tax income of $80.7 million and $197.4 million in the three and nine months ended June 30, 2015, respectively, compared to $52.3 million and $156.0 million for the same periods of 2014, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 10 and 110 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. The decrease in home sales gross profit percentage in the current year periods was largely due to the average cost of homes closed in the region increasing by more than the average selling price, which was partially offset by a decrease in the amount of purchase accounting adjustments related to the Crown Communities acquisition. As a percentage of homebuilding revenues, SG&A expenses decreased 130 and 50 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 34% and 39% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in many of the region’s markets. The increase in home closings in our Houston, Dallas, Austin and San Antonio markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $78.9 million and $205.1 million in the three and nine months ended June 30, 2015, respectively, compared to $54.0 million and $143.0 million for the same periods of 2014, primarily as a result of increases in revenues. Home sales gross profit percentage decreased 10 and 30 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. As a percentage of homebuilding revenues, SG&A expenses decreased 130 and 100 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 30% and 17% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in all of the region’s markets. The increase in home closings in our Phoenix market contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $5.2 million and $8.3 million in the three and nine months ended June 30, 2015, respectively, compared to $8.2 million and $19.7 million for the same periods of 2014. Home sales gross profit percentage decreased 850 and 730 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. The decrease in home sales gross profit percentage in the current year periods was due to the average cost of homes closed in the region increasing by more than the average selling price, and to a lesser extent, the resolution of construction defect claims, most of which related to our Albuquerque market. Additionally, home sales gross profit percentage in the prior year periods benefited from a reimbursement of development costs of approximately $5.2 million received from a municipality as part of a settlement during the three months ended June 30, 2014, which related to a community that was completed in a prior year. As a percentage of homebuilding revenues, SG&A expenses decreased 280 and 110 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

West Region — Homebuilding revenues increased 36% and 35% in the three and nine months ended June 30, 2015, respectively, from the comparable periods of 2014, primarily due to an increase in the number of homes closed, particularly in most of our California markets. The region generated pre-tax income of $85.5 million and $199.8 million in the three and nine months ended June 30, 2015, respectively, compared to $68.0 million and $192.6 million for the same periods of 2014. Home sales gross profit percentage decreased 190 and 400 basis points in the three and nine months ended June 30, 2015, respectively, compared to the same periods of 2014. The decrease in home sales gross profit percentage in the current year periods was largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased 150 and 110 basis points in the three and nine months ended June 30, 2015, respectively, compared to the prior year periods, due to the increase in revenues.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or developed residential lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We significantly increased our investments in land and lot acquisition and land development across all of our regions in fiscal 2012 and 2013 to expand our operations as market conditions improved. In fiscal 2014 and 2015, we have slowed the growth of our land and lot inventories and increased our housing inventories to capture an increased share of new home demand and generate higher returns on our land investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

Our inventories at June 30, 2015 and September 30, 2014 are summarized as follows:

	As of June 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$465.4	$327.6	$40.3	$21.8	$855.1
Midwest	270.8	200.9	13.4	—	485.1
Southeast	992.8	879.6	70.4	23.7	1,966.5
South Central	936.1	1,005.1	17.9	3.1	1,962.2
Southwest	118.9	134.7	26.4	—	280.0
West	911.3	1,334.4	61.7	—	2,307.4
Corporate and unallocated (1)	120.0	128.5	5.3	1.1	254.9
	$3,815.3	$4,010.8	$235.4	$49.7	$8,111.2

	As of September 30, 2014
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$419.0	$360.5	$50.6	$12.6	$842.7
Midwest	252.9	211.2	13.3	0.2	477.6
Southeast	980.9	849.1	103.9	9.1	1,943.0
South Central	813.9	908.4	18.8	1.4	1,742.5
Southwest	137.2	132.7	23.0	—	292.9
West	830.6	1,220.6	115.7	2.5	2,169.4
Corporate and unallocated (1)	106.8	117.5	7.5	0.6	232.4
	$3,541.3	$3,800.0	$332.8	$26.4	$7,700.5
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2015 and September 30, 2014 are summarized as follows:

	As of June 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,400	8,200	20,600	2,900
Midwest	4,100	1,100	5,200	1,100
Southeast	35,800	20,700	56,500	6,300
South Central	39,300	18,300	57,600	6,700
Southwest	6,100	1,100	7,200	900
West	22,400	4,100	26,500	3,300
	120,100	53,500	173,600	21,200
	69%	31%	100%

	As of September 30, 2014
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,700	7,100	20,800	2,600
Midwest	5,000	1,000	6,000	1,100
Southeast	36,500	21,400	57,900	6,400
South Central	39,200	23,300	62,500	6,600
Southwest	6,300	1,500	7,800	1,000
West	23,900	4,600	28,500	2,900
	124,600	58,900	183,500	20,600
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 32,100 and 32,400 owned lots that are fully developed and ready for home construction at June 30, 2015 and September 30, 2014, respectively. Land/lots owned also include land held for development representing 12,800 and 14,000 lots at June 30, 2015 and September 30, 2014, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at both June 30, 2015 and September 30, 2014 was $2.0 billion secured by earnest money deposits of $67.9 million and $58.7 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 1,100 and 2,200 lots at June 30, 2015 and September 30, 2014, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 and 1,500 model homes at June 30, 2015 and September 30, 2014, respectively. Approximately 9,400 and 11,200 of our homes in inventory were unsold at June 30, 2015 and September 30, 2014, respectively. At June 30, 2015, approximately 3,600 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2014, approximately 3,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	5,108	3,830	33%	13,274	9,991	33%
Number of homes closed by D.R. Horton	9,856	7,676	28%	26,072	20,058	30%
DHI Mortgage capture rate	52%	50%		51%	50%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	5,150	3,854	34%	13,382	10,042	33%
Total number of loans originated or brokered by DHI Mortgage	5,825	4,366	33%	15,106	11,352	33%
Captive business percentage	88%	88%		89%	88%
Loans sold by DHI Mortgage to third parties	5,547	3,982	39%	14,651	11,206	31%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(In millions)
Loan origination fees	$6.4	$5.1	25%	$16.8	$14.5	16%
Sale of servicing rights and gains from sale of mortgage loans	52.2	26.6	96%	125.7	71.0	77%
Other revenues	3.7	2.8	32%	9.4	7.1	32%
Total mortgage operations revenues	62.3	34.5	81%	151.9	92.6	64%
Title policy premiums	12.1	9.6	26%	31.7	24.8	28%
Total revenues	74.4	44.1	69%	183.6	117.4	56%
General and administrative expense	46.0	33.8	36%	124.6	93.7	33%
Interest and other (income)	(3.3)	(2.9)	14%	(8.8)	(7.5)	17%
Financial services pre-tax income	$31.7	$13.2	140%	$67.8	$31.2	117%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
General and administrative expense	61.8%	76.6%	67.9%	79.8%
Interest and other (income)	(4.4)%	(6.6)%	(4.8)%	(6.4)%
Financial services pre-tax income	42.6%	29.9%	36.9%	26.6%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In both the three and nine months ended June 30, 2015, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 33%, corresponding to the increases in the number of homes closed by our homebuilding operations of 28% and 30%, respectively. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 52% and 51% in the three and nine months ended June 30, 2015, respectively, up slightly from 50% in each of the prior year periods.

Home closings from our homebuilding operations constituted 88% and 89% of DHI Mortgage loan originations in the three and nine months ended June 30, 2015, respectively, compared to 88% in both periods of 2014. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold in the three and nine months ended June 30, 2015 increased 39% and 31%, respectively, from the number sold in the prior year periods. Virtually all of the mortgage loans originated during the nine months ended June 30, 2015 and mortgage loans held for sale on June 30, 2015 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 84% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2015 were sold to three major financial entities, one of which purchased 43% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 69% and 56%, to $74.4 million and $183.6 million in the three and nine months ended June 30, 2015, respectively, from $44.1 million and $117.4 million in the comparable periods of 2014. The number of loan originations increased 33% in both the three and nine months ended June 30, 2015, while the revenues generated by our mortgage operations increased 81% and 64%, respectively. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and higher average loan amounts.

Our mortgage operations revenues in the three and nine months ended June 30, 2015 include $3.6 million and $3.1 million, respectively, of revenues related to reductions in our estimated future recourse obligations, compared to $1.7 million and $2.1 million in the same periods of 2014. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, actual repurchase volume or actual losses incurred resolving those repurchases could differ from our expectations, which may result in a change in our loss reserves.

Financial services general and administrative (G&A) expense increased 36% and 33%, to $46.0 million and $124.6 million in the three and nine months ended June 30, 2015, respectively, from $33.8 million and $93.7 million in the comparable periods of 2014. As a percentage of financial services revenues, G&A expense was 61.8% and 67.9% in the three and nine months ended June 30, 2015, respectively, compared to 76.6% and 79.8% in the same periods of 2014 due to the relative increase in revenue and leverage of fixed overhead costs. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2015 was $333.8 million and $784.6 million, respectively, compared to $171.8 million and $563.4 million for the same periods of 2014. During the current year periods, our operating results benefited from higher revenues and profits from increased home closings, lower SG&A costs as a percentage of revenues and increased profitability of our financial services operations.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2015 was $112.4 million and $272.8 million, respectively, compared to $58.7 million and $196.1 million in the same periods of fiscal 2014. Our effective tax rate was 33.7% and 34.8% for the three and nine months ended June 30, 2015, respectively, compared to 34.2% and 34.8% in the same periods of fiscal 2014. The effective tax rates for all periods include an expense for state income taxes that is reduced by a tax benefit for the domestic production activities deduction.

At June 30, 2015 and September 30, 2014, we had deferred tax assets, net of deferred tax liabilities, of $574.4 million and $596.1 million, respectively, partially offset by valuation allowances of $30.1 million and $31.1 million, respectively. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets.

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

At June 30, 2015, our ratio of homebuilding debt to total capital was 37.5%, compared to 39.4% at September 30, 2014 and 38.7% at June 30, 2014. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by homebuilding notes payable net of cash plus total equity) was 31.6% at June 30, 2015, compared to 34.5% at September 30, 2014 and 34.0% at June 30, 2014. We intend to maintain our ratio of net homebuilding debt to total capital at or below 40% over the long term, but we may choose to operate above 40% for short-term periods. Therefore, future net homebuilding debt to total capital ratios may be higher than the current level.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At June 30, 2015, our homebuilding cash and cash equivalents were $766.7 million.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2019. At June 30, 2015, there were no borrowings outstanding and $94.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $880.7 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2015, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreements — We have secured letter of credit agreements which require us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing banks. The amount of cash restricted for letters of credit issued under these agreements totaled $3.1 million at both June 30, 2015 and September 30, 2014 and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — In February 2015, we issued $500 million principal amount of 4.0% senior notes due February 15, 2020, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 4.2%. On February 15, 2015, we repaid the remaining $157.7 million principal amount of our 5.25% senior notes which were due on that date. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2015, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2014, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2015. The full amount of each of these authorizations was remaining at June 30, 2015. On July 23, 2015, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock, which replaced the previous authorizations. The new authorizations are effective through July 31, 2016.

Financial Services Capital Resources

Cash and Cash Equivalents — At June 30, 2015, our financial services cash and cash equivalents were $38.9 million.

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

As of June 30, 2015, $518.4 million of mortgage loans held for sale with a collateral value of $501.2 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $53.2 million, DHI Mortgage had an obligation of $448.0 million outstanding under the mortgage repurchase facility at June 30, 2015 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2015, cash provided by operating activities was $188.6 million, compared to $573.7 million of cash used in operating activities in the prior year period. We used $252.1 million of cash to increase our construction in progress and finished home inventory, compared to $759.4 million in the prior year period. We used $120.7 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and land development activity, compared to $327.8 million in the prior year period. In recent years, we significantly increased our land, lot and home inventories across our markets which is supporting the growth in our revenues and profitability. Although our housing inventories will fluctuate as we manage each of our communities to optimize returns, we expect our land and lot inventories to remain relatively stable during the remainder of fiscal 2015 and 2016, which will improve our cash flows from operations.

Cash used to increase mortgage loans held for sale in the current year period was $91.5 million, compared to $24.1 million in the prior year period. In the current year period, we experienced higher home closing and loan origination volume as compared to the prior year period. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the nine months ended June 30, 2015, net cash used in investing activities was $134.8 million, compared to $217.7 million in the prior year period. The primary use of cash for investing activities during both periods related to acquisitions. During the current year period, we acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash, of which $2.0 million was paid subsequent to June 30, 2015. During the prior year period, we acquired the homebuilding operations of Crown Communities for $209.6 million in cash, of which $21.4 million was paid subsequent to June 30, 2014. We also purchased the homebuilding operations of Regent Homes for $34.5 million in the prior year period.

We used $43.3 million and $49.9 million in the nine months ended June 30, 2015 and 2014, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

In fiscal 2013, we purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. During the current period, we purchased the remaining amount of defaulted debt securities related to this real estate for $14.8 million and obtained ownership of the related real estate parcel. We intend to restructure and sell the debt securities to a third party in the future.

Cash used in investing activities during the prior year period was reduced by a $57.7 million decrease in restricted cash due to a reduction in the amount of letters of credit that were cash collateralized at June 30, 2014.

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

During the nine months ended June 30, 2015, net cash provided by financing activities was $90.0 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.6 billion included $497.0 million related to our issuance of $500 million principal amount of 4.0% senior notes in February 2015, draws of $975.0 million on the revolving credit facility and borrowings of $88.8 million under our mortgage repurchase facility. Note repayments of $1.4 billion included our repayment of the remaining $157.7 million principal amount of our 5.25% senior notes at maturity and repayments of amounts drawn on our revolving credit facility of $1.3 billion. During the nine months ended June 30, 2014, net cash provided by financing activities was $431.3 million, consisting primarily of note proceeds, partially offset by repayments of notes payable. Proceeds from notes payable of $686.3 million related to our issuance of $500 million principal amount of 3.75% senior notes in February 2014, draws of $125.0 million on the revolving credit facility and borrowings of $64.3 million under our mortgage repurchase facility. Note repayments of $273.9 million included our repayment of the remaining $145.9 million principal amount of our 6.125% senior notes at maturity and repayment of $125.0 million drawn on the revolving credit facility.

During the three months ended June 30, 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, which was paid on May 27, 2015 to stockholders of record on May 15, 2015. A quarterly cash dividend of $0.0375 per common share was approved and paid during the three months ended June 30, 2014. In July 2015, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on August 18, 2015 to stockholders of record on August 7, 2015. The declaration of future cash dividends is at the discretion of the Board of Directors and will depend upon, among other things, future earnings, cash flows, capital requirements, our financial condition and general business conditions.

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

At June 30, 2015, our homebuilding operations had outstanding letters of credit of $97.4 million, of which $3.1 million were cash collateralized, and surety bonds of $999.7 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at June 30, 2015, there were a limited number of contracts, representing $31.1 million of remaining purchase price, subject to specific performance clauses which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2014, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. As of June 30, 2015 and September 30, 2014, we had reserves for approximately 175 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2015, we established reserves for approximately 50 new construction defect claims and resolved 55 construction defect claims for a total cost of $28.1 million. At both June 30, 2014 and September 30, 2013, we had reserves for approximately 160 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2014, we established reserves for approximately 40 new construction defect claims and resolved 40 construction defect claims for a total cost of $22.9 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our long-term debt. We monitor our exposure to changes in interest rates and utilize both fixed and variable rate debt. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Except in very limited circumstances, we do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value would not have a significant impact on our cash flows related to our fixed-rate debt until such time as we are required to refinance, repurchase or repay such debt.

We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. We do not enter into or hold derivatives for trading or speculative purposes.

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2015 and 2014 was not significant, is recognized in current earnings. At June 30, 2015, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $703.0 million. Uncommitted IRLCs totaled a notional amount of approximately $428.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $328.5 million at June 30, 2015.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2015. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rates for our variable rate debt represent the weighted average interest rates in effect at June 30, 2015.

	Three Months Ending September 30, 2015	Fiscal Year Ending September 30,							Fair Value at June 30, 2015
		2016	2017	2018	2019	2020	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$4.4	$549.4	$351.0	$400.4	$500.0	$500.0	$1,050.0	$3,355.2	$3,406.1
Average interest rate	8.6%	6.4%	5.0%	3.8%	3.9%	4.2%	5.1%	4.8%
Variable rate	$448.2	$0.6	$0.6	$0.6	$0.6	$0.7	$14.8	$466.1	$466.1
Average interest rate	2.4%	3.0%	3.0%	3.0%	3.0%	3.0%	3.0%	2.5%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 28, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

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

D.R. HORTON, INC.
Date:	July 28, 2015	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)