Form 10-K
period 2015-09-30
HORTON D R INC /DE/
filed 2015-11-19
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
Commission file number 1-14122
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $9,652,171,000 based on the closing price as reported on the New York Stock Exchange.
As of November 10, 2015, there were 375,902,117 shares of the registrant’s common stock, par value $.01 per share, issued and 368,702,046 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2015 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 27 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Regent Homes, Crown Communities and Pacific Ridge Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Donald R. Horton began our homebuilding business in 1978 in Fort Worth, Texas. In 1991, we were incorporated in Delaware to acquire the assets and businesses of our predecessor companies, which were residential home construction and development companies owned or controlled by Mr. Horton. In 1992, we completed the initial public offering of our common stock. Our company expanded and diversified its operations geographically over the years by investing available capital into our existing homebuilding markets and into start-up operations in new markets, as well as by acquiring other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2015, we closed 36,648 homes with an average closing price of $285,700.

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

Our financial reporting segments consist of six homebuilding segments and a financial services segment. Our homebuilding operations are the most substantial part of our business, comprising 98% of consolidated revenues, which totaled $10.8 billion in fiscal 2015. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 90% of our home sales revenues in fiscal 2015 were generated from the construction and sale of single-family detached homes, with the remainder from attached homes, such as town homes, duplexes, triplexes and condominiums. Our financial services segment generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

In addition to our homebuilding and financial services operations, we engage in ancillary activities that are not components of our core homebuilding operations. These include the activities of our captive insurance subsidiary and other insurance-related subsidiaries, subsidiaries that construct and own income-producing rental properties and subsidiaries that own non-residential real estate and oil and gas related assets. At September 30, 2015 and 2014, we owned approximately 500 attached residential rental homes. These ancillary activities and the related income or loss are not significant, either individually or in the aggregate.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Jacksonville		Midland/Odessa
	Raleigh/Durham		New Braunfels/San Marcos
	Wilmington		San Antonio
Pennsylvania	Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville/Spartanburg		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Denver		Los Angeles County
	Fort Collins		Orange County
Illinois	Chicago		Riverside County
Indiana	Northern Indiana		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Huntsville		Maui
	Mobile		Oahu
	Montgomery	Nevada	Las Vegas
	Tuscaloosa		Reno
Florida	Fort Myers/Naples	Oregon	Portland
	Jacksonville	Utah	Salt Lake City
	Lakeland	Washington	Seattle/Tacoma/Everett
	Melbourne/Vero Beach		Vancouver
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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2015 as measured by number of homes closed and revenues, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

•	Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;

•	Negotiation of volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and

•	Enhanced leverage of our general and administrative activities, which allows us flexibility to adjust to changes in market conditions and compete effectively in each of our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers on operational decisions. We believe that our local management teams, who are familiar with local conditions, have the best information on which to base many decisions regarding their operations. At September 30, 2015, we had 39 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices:

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

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines;

•	Approval and funding of land and lot acquisitions;

•	Monitoring and analysis of margins, costs, profitability and inventory levels;

•	Risk and litigation management;

•	Environmental assessments of land and lot acquisitions;

•	Information technology systems;

•	Accounting and management reporting;

•	Income taxes;

•	Internal audit;

•	Public reporting and investor and media relations;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Administration of customer satisfaction surveys and reporting of results; and

•	Approval of major personnel decisions and management incentive compensation plans.

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

•	Utilizing land/lot option contracts, where possible;

•	Seeking to acquire developed lots which are substantially ready for home construction, where possible;

•	Controlling our levels of investment in land acquisition, land development and housing inventory to match the expected housing demand in each of our operating markets;

•	Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision; and

•	Generally commencing construction of optional upgrades on homes under contract only after the buyer’s receipt of mortgage approval and receipt of satisfactory deposits from the buyer.

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process, and are retained for a specific subdivision or series of house plans pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. We employ land development managers and construction superintendents to monitor land development and home construction activities, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents interact with our homebuyers during the construction process and instruct buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our markets to appeal to the tastes and preferences of local homebuyers in each community. Our local management teams regularly adjust our product offerings to address our customers’ expectations for affordability, home size and features. In most communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We complete the construction of most homes within three to six months.

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

We are subject to governmental regulations that affect our land development and construction operations. At times, we have experienced delays in receiving the proper approvals from municipalities or other government agencies that have delayed our anticipated development and construction activities in individual communities.

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

We control overhead costs by centralizing certain accounting and administrative functions and by monitoring staffing and compensation levels. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers and digital marketing initiatives, which we believe is an efficient use of our marketing expenditures.

Marketing and Sales

In most of our markets, we use the D.R. Horton, Emerald Homes and Express Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the substantial majority of our home closings, focusing on the first time and first time move-up homebuyer. Our Emerald branded communities, introduced in fiscal 2013, appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities were introduced in fiscal 2014 to accommodate a segment of entry-level buyers whose focus is primarily on affordability. In several markets, we also use the Crown Communities, Pacific Ridge Homes and Regent Homes brands, after we acquired their homebuilding operations. Crown and Pacific Ridge's product offerings are similar to our D.R. Horton communities, and Regent's communities are similar to our Express Homes communities. In fiscal 2015, homes marketed under our Express Homes and Regent Homes brands together represented 15% of our home closings and 10% of our home sales revenue, and homes marketed under our Emerald Homes brand represented 3% of our home closings and 6% of our home sales revenue.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of model homes and assisting with the selection of options and other custom features. We train and inform our sales personnel as to the availability of financing, construction schedules, and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with incentives, such as discounts or free upgrades, to be competitive in a particular market.

We market our homes and communities to prospective homebuyers and real estate brokers through digital media, including email, search engine marketing, social networking sites and our company website, as well as through print media and advertisement. We also use billboards, radio, television, magazine and newspaper advertising as necessary in each local market. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns, which helps to reduce advertising costs. Model homes play a substantial role in our marketing efforts, and we expend significant effort and resources to create an attractive atmosphere in our model homes.

We also build speculative homes in most of our subdivisions. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets, as well as to independent brokers, who often represent homebuyers requiring a home within a short time frame. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We maintain a level of speculative home inventory in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes compete effectively with existing homes available in the market and improve our profits and returns.

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and subdivisions. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. We either retain or refund customer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2015, the value of our backlog of sales orders was $3,146.8 million (10,662 homes), an increase of 10% from $2,858.8 million (9,888 homes) at September 30, 2014. The average sales price of homes in backlog was $295,100 at September 30, 2015, up 2% from the $289,100 average at September 30, 2014. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 23% in both fiscal 2015 and 2014.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2015 are scheduled to close in fiscal year 2016. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through our 100% owned subsidiary, DHI Mortgage. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers. During the year ended September 30, 2015, DHI Mortgage provided mortgage financing services for approximately 51% of our total homes closed, and approximately 89% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Employees

At September 30, 2015, we employed 6,230 persons, of whom 1,480 were sales and marketing personnel, 1,681 were involved in construction, 1,748 were office personnel and 1,321 worked in mortgage and title operations. We believe that we have good relations with our employees.

Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. In October 2013, we acquired the homebuilding operations of Regent Homes, Inc., which operates in Charlotte, Greensboro and Winston-Salem, North Carolina. In May 2014, we acquired the homebuilding operations of Crown Communities, which operates in Georgia, South Carolina and eastern Alabama. In April 2015, we acquired the homebuilding operations of Pacific Ridge Homes, which operates in Seattle, Washington.

Acquisitions of homebuilding businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through option contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own start-up efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

Competition

The homebuilding industry is highly competitive. We compete with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, skilled labor, employees, management talent and financing. We also compete with resales of existing and foreclosed homes and with the rental housing market. Our homes compete on the basis of quality, price, location, design and mortgage financing terms.

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

Governmental Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and home design, construction and sales processes in varying degrees across our markets. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the Department of Veteran Affairs (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in both our homebuilding and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic and real estate conditions, such as:

•	employment levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	availability and prices of new homes for sale and alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties;

•	demographic trends; and

•	housing demand.

Adverse changes in these general and local economic conditions or deterioration in the broader economy would cause a negative impact on our business and financial results and increase the risk for asset impairments and writeoffs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies.

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

During economic and housing downturns in prior years, the credit markets constricted and reduced some sources of liquidity that were previously available to us. Consequently, we relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness during those years. There likely will be periods in the future when financial market upheaval will increase our cost of capital or limit our ability to access the public debt markets or obtain bank financing.

We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The maturity date of the commitments under the facility is September 7, 2020. Also, our mortgage subsidiary utilizes a $400 million mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility can be increased to $550 million subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 26, 2016. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

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

The mortgage lending industry has experienced significant change and contraction over the past decade. Credit requirements have tightened and investor demand for mortgage loans and mortgage-backed securities has been predominantly limited to securities backed by Fannie Mae, Freddie Mac or Ginnie Mae. We believe that the liquidity provided by Fannie Mae, Freddie Mac and Ginnie Mae to the mortgage industry is important to the housing market. Fannie Mae and Freddie Mac received substantial injections of capital from the federal government and are still controlled by the federal government. There has been ongoing discussion by the government with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.

In addition, increased lending volume and losses insured by the FHA have resulted in a reduction of its insurance fund. The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of our homes. In recent years, more restrictive guidelines have been placed on FHA insured loans, affecting minimum down payment and availability for condominium financing, and the FHA has raised the premium charged to borrowers for insuring loans, which has increased the cost of FHA financing. Additional future restrictions or premium increases may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

While the use of down payment assistance programs by our homebuyers has decreased significantly, some of our customers still utilize 100% financing through programs offered by the VA and the USDA. These government-sponsored loan programs are subject to changes in regulations, lending standards and government funding levels. There can be no assurances that these programs or other programs will continue to be available in our homebuilding markets or that they will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

The mortgage loans originated by our financial services operations are generally sold to third-party purchasers. During fiscal 2015, approximately 82% of our mortgage loans were sold to three major financial entities, one of which purchased 34% of the total loans sold. On an ongoing basis, we seek to establish loan purchase arrangements with multiple financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it more difficult for them to sell their current homes to potential buyers who need financing.

Mortgage rates are currently low as compared to most historical periods. When interest rates increase, the costs of owning a home will be affected, which could result in a decline in the demand for our homes.

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

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2015, we had $1.0 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. The recent decline in oil prices may cause weaker economic conditions in markets that have significant exposure to the energy sector. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.

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

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. For example, we have received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter is in the early stages, but could potentially result in requirements for us to perform additional compliance procedures and to pay monetary sanctions.

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

Our financial services operations are subject to a significant number of federal, state and local laws and regulations, any of which may limit our ability to provide mortgage financing or title services to potential purchasers of our homes. These include eligibility requirements for participation in federal loan programs, compliance with consumer lending laws and other regulations governing disclosure requirements, prohibitions against discrimination, real estate settlement procedures and foreclosure and servicing policies. In recent years, there has been a significant increase in regulations of the financial services industry, which has increased the operating costs of our financial services companies.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, providing for a number of new requirements related to residential mortgage lending practices. In 2011, the Consumer Financial Protection Bureau (CFPB) was created to regulate consumer protection with regard to financial products and services. In January 2014, the CFPB implemented rules regarding the creation and definition of a “Qualified Mortgage” (QM). These rules created standards for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. On October 3, 2015, the CFPB’s new Truth in Lending - Real Estate Settlement Procedures Act (TILA-RESPA) Integrated Disclosure Rule became effective. This rule implemented additional disclosure timeline requirements and fee tolerances which could negatively impact closing timelines, adversely affecting the costs and financial results of financial services and homebuilding companies.

We have substantial amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2015, our consolidated debt was $3.8 billion, and we had $1.0 billion principal amount of our debt maturing before the end of fiscal 2016. The indentures governing our senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our financial services subsidiaries, and the agreement governing our revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indentures governing our senior notes and the agreement governing our revolving credit facility impose restrictions on our ability and on that of the guarantors to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt.

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

Mortgage repurchase facility and other restrictions. The mortgage repurchase facility for our mortgage subsidiary requires the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to our mortgage subsidiary or cause any outstanding borrowings to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indentures governing our senior notes or the agreement governing our revolving credit facility, the ability of our financial services subsidiaries to provide funds to our homebuilding operations would be restricted in the event such distribution of funds would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Changes in debt ratings. Our senior unsecured debt is currently rated below investment grade. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of control purchase options and change of control default. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indentures governing $2.8 billion principal amount of our senior notes as of September 30, 2015, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our revolving credit facility) would constitute an event of default under our revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our revolving credit facility were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indentures governing our senior notes, entitling the trustee for the notes or holders of at least 25 percent in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for such notes, repayment of the borrowings under our revolving credit facility were required, or if our senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

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

Additionally, we have acquired the homebuilding operations of four companies since fiscal 2012, and we may make strategic acquisitions of other companies or their assets in the future. Such acquisitions have similar risks as our other investments in land, lots and home inventories, but they also require the integration of the acquired operations and management. We can give no assurance that we will be able to successfully identify, acquire and integrate strategic acquisitions in the future. Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our homebuilding and financial services businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams and our executive officers. These key personnel have significant experience and skills in the homebuilding and financial services industries, as well as leadership and management abilities that are important to our success. We seek to have succession plans in place when we lose the services of key personnel. However, if we lose the services of key personnel and our succession planning efforts are unsuccessful, our business could be adversely affected.

Negative publicity could adversely affect our reputation as well as our business, financial results and stock price.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance or customers may generate negative sentiment, potentially affecting our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of digital communication, including social media outlets, websites, blogs and newsletters. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt and respond to such occurrences in a rapidly changing environment. Overall negative sentiment resulting from adverse publicity or unfavorable commentary from any source could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own office buildings totaling approximately 660,000 square feet, and we lease approximately 530,000 square feet of office space under leases expiring through January 2021. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

We own ranch land and related improvements totaling approximately 93,600 acres which we use to conduct ranching and agricultural activities and to host company meetings and events.

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

During May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter is in its early stages, but could potentially result in monetary sanctions to the Company in an amount which we do not currently expect would be material. As we cannot reasonably estimate the potential costs that may be associated with the eventual resolution of this matter, we have not recorded any associated liabilities in the accompanying balance sheet.

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

	Year Ended September 30, 2015			Year Ended September 30, 2014
	High	Low	Declared Dividends	High	Low	Declared Dividends
1st Quarter	$25.94	$19.29	$0.0625	$22.35	$17.60	$—
2nd Quarter	28.77	22.12	0.0625	25.06	20.20	0.0375
3rd Quarter	29.29	24.92	0.0625	24.83	21.06	0.0375
4th Quarter	33.06	26.14	0.0625	25.23	19.99	0.0625

As of November 10, 2015, the closing price of our common stock on the NYSE was $31.15, and there were approximately 419 holders of record.

In November 2015, our Board of Directors approved a cash dividend of $0.08 per common share, payable on December 14, 2015, to stockholders of record on November 30, 2015. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2015, 2014 and 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective August 1, 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2016. A stock repurchase authorization of the same amount was in place for the twelve months prior to the current authorization. All of the $100 million authorization was remaining at September 30, 2015, and no common stock has been repurchased subsequent to September 30, 2015.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2015, compared to the S&P 500 Index and the S&P 500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2010, and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 500 Homebuilding Index

	Year Ended September 30,
	2010	2011	2012	2013	2014	2015
D.R. Horton, Inc.	$100.00	$82.40	$189.89	$180.59	$191.87	$277.05
S&P 500 Index	100.00	101.15	131.69	157.17	188.18	187.02
S&P 500 Homebuilding Index	100.00	71.28	197.13	199.63	216.12	273.79

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

	Year Ended September 30,
	2015	2014	2013	2012	2011
		(In millions, except per share data)
Operating Data:
Revenues:
Homebuilding	$10,559.0	$7,858.5	$6,085.9	$4,236.2	$3,549.6
Financial Services	265.0	166.4	173.4	117.8	87.2
Inventory and land option charges	60.3	85.2	31.1	6.2	45.4
Gross profit — Homebuilding	2,023.3	1,589.9	1,232.4	743.8	526.3
Income (loss) before income taxes:
Homebuilding	1,018.3	768.8	592.3	203.7	(7.0)
Financial Services	105.1	45.4	65.5	39.2	19.1
Income tax expense (benefit) (1) (2)	372.7	280.7	195.1	(713.4)	(59.7)
Net income	750.7	533.5	462.7	956.3	71.8
Net income per share:
Basic	2.05	1.57	1.44	3.01	0.23
Diluted	2.03	1.50	1.33	2.77	0.23
Cash dividends declared per common share	0.25	0.1375	0.1875	0.15	0.15

	September 30,
	2015	2014	2013	2012	2011
	(In millions)
Balance Sheet Data:
Cash and cash equivalents and marketable securities (3)	$1,383.8	$661.8	$977.4	$1,384.8	$1,068.1
Inventories	7,807.0	7,700.5	6,197.4	4,165.2	3,449.7
Total assets (4)	11,151.0	10,185.4	8,838.4	7,236.2	5,350.6
Notes payable (4) (5)	3,811.5	3,665.7	3,491.0	2,481.1	1,696.8
Total equity	5,895.4	5,119.7	4,061.4	3,594.7	2,623.5
______________________

(1)
The income tax benefit in fiscal 2012 reflects a $753.2 million reduction of our deferred tax asset valuation allowance during the year. The income tax benefit in fiscal 2011 was due to receiving a favorable result from the Internal Revenue Service on a ruling request concerning capitalization of inventory costs.

(2)
At September 30, 2013, we recorded an out-of-period adjustment which increased both our deferred income taxes and the valuation allowance on our deferred income taxes by $23.9 million. The out-of-period adjustment had no impact on our statement of operations during fiscal 2013. Had deferred income taxes related to the state net operating loss carryforwards of each of our legal entities been reflected at state specific tax rates as of September 30, 2012, our deferred income taxes would have increased by $31.6 million and the corresponding valuation allowance on our deferred income taxes would have increased by $37.6 million. This would have resulted in a decrease in our income tax benefit of $6.0 million in fiscal 2012, which would have reversed and decreased our income tax expense by $6.0 million in fiscal 2013. The unadjusted amounts from fiscal 2012 were not material to our financial statements for fiscal 2012, and the out-of-period adjustment recorded in fiscal 2013 was not material to our financial statements for fiscal 2013.

(3)
Cash balances of our captive insurance subsidiary, which are expected to be used to pay future anticipated legal claims, have been correctly presented within cash and cash equivalents rather than other assets as classified in prior years. These balances were $40.5 million, $43.3 million, $40.9 million, $39.1 million and $37.9 million at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)
As described in Note A to the consolidated financial statements, we have adopted Accounting Standards Update 2015-03, which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. In accordance with its provisions, we have applied this guidance at September 30, 2015 and retrospectively to all periods presented. As a result, total assets and notes payable were reduced by $17.3 million, $17.1 million, $18.0 million, $12.0 million and $7.8 million at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)	Notes payable includes both homebuilding notes payable and any amounts outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2015 Overview

During fiscal 2015, demand for new homes reflected stable to moderately improved trends across most of our operating markets. We also saw varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we significantly increased our land, lot and home inventories across our markets, while maintaining a strong balance sheet and liquidity position. In fiscal 2013, we introduced our Emerald Homes brand to expand our product offerings to include more move-up and luxury homes. In fiscal 2014, we introduced our Express Homes brand to offer more affordable homes for entry-level buyers, who we believe have been under-served in the new home market in recent years. These inventory investments and product introductions supported our significant growth in revenues and profitability in fiscal 2015.

In fiscal 2015, the number and value of our net sales orders increased 26% and 29%, respectively, compared to the prior year, and the number of homes closed and home sales revenues increased 28% and 34%, respectively. Our pre-tax income was $1.1 billion in fiscal 2015, compared to $814.2 million and $657.8 million in fiscal 2014 and 2013, respectively. During fiscal 2015, we generated cash flow from operations of $700.4 million, compared to cash used in operations of $661.4 million and $1.2 billion in fiscal 2014 and 2013, respectively. We believe our business is well positioned for the future because of our broad geographic operating base and product offerings, our inventory of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on growing our profitability, generating positive cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy; therefore, we expect that housing market conditions will vary across our markets. If the U.S. economy continues to improve, we would expect to see slow to moderate growth in housing demand, concentrated in markets where job growth is occurring. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Demand for new homes has moderately improved across many of our operating markets, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. In recent years, we have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings and opportunistically pursue business acquisitions. We expect our revenues and profitability to increase during fiscal 2016 at a lower growth rate than we experienced in fiscal 2015, and we expect our land and lot inventories in fiscal 2016 will remain relatively consistent to slightly higher than our fiscal 2015 average inventory levels. Our operating strategy is focused on leveraging our financial and competitive position to increase the returns on our inventory investments and generate strong profitability and cash flows. This strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry-level, move-up and luxury homebuyers based on consumer demand in each market.

•
Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand, align with finished lot supply and construction activity and optimize returns on inventory investments and cash flows.

•	Increasing the amount of land and finished lots controlled through option purchase contracts to mitigate the risk of land ownership.

•
Investing in land and land development and pursuing opportunistic acquisitions of homebuilding companies in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2015, as compared to fiscal 2014, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 34% to $10.6 billion.

•	Homes closed increased 28% to 36,648 homes, and the average closing price of those homes increased 5% to $285,700.

•	Net sales orders increased 26% to 37,380 homes, and the value of net sales orders increased 29% to $10.7 billion.

•	Sales order backlog increased 8% to 10,662 homes, and the value of sales order backlog increased 10% to $3.1 billion.

•	Home sales gross margins decreased 150 basis points to 19.8%.

•	Inventory and land option charges were $60.3 million, compared to $85.2 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 100 basis points to 9.6%.

•	Homebuilding pre-tax income increased 32% to $1.0 billion, compared to $768.8 million.

•	Homebuilding cash and cash equivalents was $1.4 billion, compared to $632.5 million.

•	Homebuilding inventories totaled $7.8 billion, compared to $7.7 billion.

•	Homes in inventory totaled 19,800, compared to 20,600.

•	Owned and controlled lots totaled 173,900, compared to 183,500.

•	Homebuilding debt was $3.3 billion, consistent with the prior year.

•	Gross homebuilding debt to total capital was 36.1%, an improvement of 310 basis points from 39.2%. Net homebuilding debt to total capital was 25.1%, an improvement of 920 basis points from 34.3%.

Financial Services Operations:

•	Total financial services revenues increased 59% to $265.0 million.

•	Financial services pre-tax income increased 131% to $105.1 million.

Consolidated Results:

•	Consolidated pre-tax income increased 38% to $1.1 billion, compared to $814.2 million.

•	Net income increased 41% to $750.7 million, compared to $533.5 million.

•	Diluted earnings per share increased 35% to $2.03, compared to $1.50.

•	Total equity was $5.9 billion, compared to $5.1 billion.

•	Net cash provided by operations was $700.4 million, compared to net cash used in operations of $661.4 million.

Results of Operations — Homebuilding

Our operating segments are our 39 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2015 and 2014.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	4,859	3,867	26%	$1,319.8	$1,074.2	23%	$271,600	$277,800	(2)%
Midwest	1,696	1,413	20%	641.0	514.9	24%	377,900	364,400	4%
Southeast	11,703	8,529	37%	3,053.4	2,164.4	41%	260,900	253,800	3%
South Central	11,753	9,707	21%	2,849.7	2,144.5	33%	242,500	220,900	10%
Southwest	1,645	1,298	27%	364.1	285.2	28%	221,300	219,700	1%
West	5,724	4,895	17%	2,510.7	2,125.4	18%	438,600	434,200	1%
	37,380	29,709	26%	$10,738.7	$8,308.6	29%	$287,300	$279,700	3%

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2015	2014	2015	2014	2015	2014
East	1,536	1,106	$416.7	$288.2	24%	22%
Midwest	296	271	115.2	97.0	15%	16%
Southeast	3,663	2,955	899.2	701.2	24%	26%
South Central	3,833	3,136	913.2	686.8	25%	24%
Southwest	572	517	123.0	104.6	26%	28%
West	1,151	1,072	515.7	471.5	17%	18%
	11,051	9,057	$2,983.0	$2,349.3	23%	23%
______________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 29%, to $10,738.7 million (37,380 homes) in 2015 from $8,308.6 million (29,709 homes) in 2014, with increases in all of our regions. The increases in sales order value were primarily due to increases in volume as we have expanded our operations and increased our market share in many of our markets over the past year. To a lesser extent, an increase in selling prices in our South Central region also contributed to the increase in sales order value.

The number of net sales orders increased 26%, and the average price of our net sales orders increased 3% to $287,300 during 2015 compared to 2014. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 527 net sales orders to the East region's results in 2015, compared to 236 net sales orders in 2014, and added 1,359 net sales orders to the Southeast region's results in 2015, compared to 508 net sales orders in 2014. We believe our business is well positioned to generate increased sales volume in fiscal 2016 at a lower growth rate than in fiscal 2015; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,430	1,451	(1)%	$413.0	$416.7	(1)%	$288,800	$287,200	1%
Midwest	412	527	(22)%	166.4	191.3	(13)%	403,900	363,000	11%
Southeast	3,511	2,901	21%	977.9	790.7	24%	278,500	272,600	2%
South Central	3,656	3,358	9%	951.3	791.7	20%	260,200	235,800	10%
Southwest	571	425	34%	124.0	96.0	29%	217,200	225,900	(4)%
West	1,082	1,226	(12)%	514.2	572.4	(10)%	475,200	466,900	2%
	10,662	9,888	8%	$3,146.8	$2,858.8	10%	$295,100	$289,100	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	4,880	3,537	38%	$1,323.5	$948.0	40%	$271,200	$268,000	1%
Midwest	1,811	1,342	35%	665.9	483.0	38%	367,700	359,900	2%
Southeast	11,093	8,743	27%	2,866.2	2,158.0	33%	258,400	246,800	5%
South Central	11,455	9,046	27%	2,690.1	1,948.6	38%	234,800	215,400	9%
Southwest	1,499	1,348	11%	336.1	285.2	18%	224,200	211,600	6%
West	5,910	4,654	27%	2,587.6	1,981.9	31%	437,800	425,800	3%
	36,648	28,670	28%	$10,469.4	$7,804.7	34%	$285,700	$272,200	5%

Home Sales Revenue

Revenues from home sales increased 34%, to $10,469.4 million (36,648 homes closed) in 2015 from $7,804.7 million (28,670 homes closed) in 2014. During the current year, home sales revenues increased in all of our regions as we have expanded our operations and increased our market share in many of our markets.

The number of homes closed in fiscal 2015 increased 28% from 2014 due to increases in all of our regions. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 585 closings to the East region's results in 2015, compared to 213 closings in 2014, and added 1,292 closings to the Southeast region's results in 2015, compared to 508 closings in 2014. Excluding the impact of Crown Communities, the increase in homes closed in our East region was primarily due to increases in our Carolina markets, and in our Southeast region was primarily due to increases in our Florida markets. The increase in our Midwest region was due to increases in our Chicago and Denver markets. In our South Central region, the highest percentage increases in homes closed occurred in our Houston, Austin and Fort Worth markets. Our Phoenix market contributed the most to the increase in our Southwest region. The increase in our West region was primarily due to increases in most of our California markets.

The average selling price of homes closed during 2015 was $285,700, up 5% from the $272,200 average in 2014. We are focused on managing our product offerings, pricing, sales pace and inventory levels in each community to optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2015	2014
Gross profit — Home sales	19.8%	21.3%
Gross profit — Land/lot sales and other	8.7%	17.7%
Inventory and land option charges	(0.6)%	(1.1)%
Gross profit — Total homebuilding	19.2%	20.2%
Selling, general and administrative expense	9.6%	10.6%
Goodwill impairment	0.1%	—%
Other (income)	(0.2)%	(0.2)%
Homebuilding pre-tax income	9.6%	9.8%

Home Sales Gross Profit

Gross profit from home sales increased 25%, to $2.1 billion in 2015, from $1.7 billion in 2014, and decreased 150 basis points, to 19.8% as a percentage of home sales revenues.

Approximately 150 basis points of the decrease in the home sales gross profit percentage resulted from the average cost of our homes closed increasing by more than the average selling price. Additionally, our home sales gross margin decreased approximately 20 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues. These decreases were partially offset by a 10 basis point improvement from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and a 10 basis point improvement related to a decrease in the amount of purchase accounting adjustments for recent acquisitions.

Our gross profit margins remained relatively stable throughout all of fiscal 2015, although they declined from the prior year. Our gross profit margins during fiscal 2014 benefited from favorable market conditions that allowed us to increase sales prices across most of our markets, with limited increases in construction costs. As housing demand and inventory levels stabilized in most of our markets in the last half of fiscal 2014 and in fiscal 2015, increases in our average sales prices have moderated, while our land and construction costs have increased. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments. These factors could cause further declines in our gross profit margins in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $89.6 million in fiscal 2015, compared to $53.8 million in 2014. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2015, we had $38.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

During fiscal 2015, we reviewed the performance and outlook for all of our land inventories and communities each quarter for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2015, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $328.7 million and recorded impairment charges of $21.2 million during the fourth quarter to reduce the carrying value of impaired communities to their estimated fair value. Of the total fourth quarter impairments, charges of $9.0 million and $6.0 million related to strategic decisions to sell land in the West region and East region, respectively. Total impairment charges during fiscal 2015 and 2014 were $44.9 million and $75.2 million, respectively. Impairments in fiscal 2015 primarily related to strategic decisions to sell land in the East, Southeast and West regions. These land parcels were purchased from fiscal 2005 through 2006. Impairments in fiscal 2014 primarily related to underperforming projects in the Chicago market in our Midwest region and in the suburban Washington, D.C. market in our East region.

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

During fiscal 2015 and 2014, we wrote off $15.4 million and $10.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. At September 30, 2015, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $79.1 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 22% to $1.0 billion in 2015 from $834.2 million in 2014. As a percentage of homebuilding revenues, SG&A expense decreased 100 basis points to 9.6% in 2015 from 10.6% in 2014. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the significant increase in homebuilding revenues.

Employee compensation and related costs represented 67% and 64% of SG&A costs in 2015 and 2014, respectively. These costs increased by 27% to $681.6 million in 2015 from $536.9 million in 2014, due to increases in the number of employees and equity and incentive compensation as compared to the prior year. Our homebuilding operations employed approximately 4,909 and 4,525 employees at September 30, 2015 and 2014, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

Interest incurred decreased 9% to $169.2 million in fiscal 2015 compared to 2014, while our average debt increased 6%. The decrease in interest incurred in the current year was due to a decrease in the average interest rate of our debt as compared to the prior year. The decrease in the average interest rate was primarily a result of the conversion of our convertible senior notes into shares of common stock during April and May of 2014. These convertible senior notes had an effective interest rate of 9.9%.

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which our active inventory is lower than our debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2015 and 2014, our active inventory exceeded our debt level, and all interest incurred was capitalized to inventory. Interest charged to cost of sales declined to 1.9% of total cost of sales (excluding inventory and land option charges) in fiscal 2015 from 2.0% in fiscal 2014.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $18.4 million in fiscal 2015, compared to $13.1 million in 2014. Other income consists of interest income, income from insurance related activities, rental income, income and expenses associated with oil and gas activities, income and expenses from other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Goodwill Impairment

We performed our annual goodwill impairment evaluation in the fourth quarter of fiscal 2015. As a result of this analysis, we determined the goodwill balance related to the Huntsville operating segment in our Southeast reporting region was impaired. This operating segment has experienced lower levels of profitability than anticipated primarily due to difficult market conditions. Consequently, during the fourth quarter, we recorded a goodwill impairment charge of $9.8 million. See Note A.

Business Acquisitions

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

In April 2015, we acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. We also acquired a sales order backlog of 42 homes valued at $18.7 million.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2015			2014
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (Loss) (1)	% of Revenues
	(In millions)
East	$1,333.6	$94.2	7.1%	$954.7	$45.2	4.7%
Midwest	666.1	49.8	7.5%	483.5	(9.5)	(2.0)%
Southeast	2,890.6	278.7	9.6%	2,167.0	218.0	10.1%
South Central	2,725.2	296.6	10.9%	1,971.2	208.0	10.6%
Southwest	336.1	13.1	3.9%	285.2	25.5	8.9%
West	2,607.4	285.9	11.0%	1,996.9	281.6	14.1%
	$10,559.0	$1,018.3	9.6%	$7,858.5	$768.8	9.8%
______________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s cost of sales, while those expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues increased 40% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed. The volume of home closings in our Greenville and Columbia, South Carolina markets benefited from our acquisition of Crown Communities in May 2014, which added 585 closings to the region's fiscal 2015 results, compared to 213 closings in 2014. The region generated pre-tax income of $94.2 million in 2015, compared to $45.2 million in 2014. Pre-tax income was reduced by inventory impairment charges of $14.3 million in 2015, primarily in our New Jersey market, and $17.7 million in 2014, primarily in our suburban Washington, D.C. market. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 20 basis points in 2015 compared to 2014, due to an 80 basis point improvement resulting from a decrease in the amount of purchase accounting adjustments related to the acquisitions of Crown Communities and Regent Homes, which was partially offset by the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in 2015 compared to 2014, due to the increase in revenues.

Midwest Region — Homebuilding revenues increased 38% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed in our Chicago and Denver markets. The region generated pre-tax income of $49.8 million in 2015, compared to a pre-tax loss of $9.5 million in 2014. Inventory impairments of $49.3 million, primarily in our Chicago market, contributed to the loss in 2014. Home sales gross profit percentage decreased 290 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 210 basis points in 2015 compared to 2014, due to the increase in revenues.

Southeast Region — Homebuilding revenues increased 33% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in many of the region’s markets. The region benefited, particularly in our Atlanta and Augusta markets, from our acquisition of Crown Communities in May 2014, which added 1,292 closings to the region's 2015 results, compared to 508 closings in 2014. Excluding the impact of Crown Communities, the increase in home closings was primarily due to increases in our Florida markets. The region generated pre-tax income of $278.7 million in 2015, compared to $218.0 million in 2014, primarily as a result of the increase in revenues. Home sales gross profit percentage decreased 60 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price, which was partially offset by a decrease in the amount of purchase accounting adjustments related to the Crown Communities acquisition. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in 2015 compared to 2014, due to the increase in revenues.

South Central Region — Homebuilding revenues increased 38% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in many of the region’s markets. The increase in home closings in our Houston, Austin and Fort Worth markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $296.6 million in 2015, compared to $208.0 million in 2014, primarily as a result of the increase in revenues. Home sales gross profit percentage decreased 30 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2015 compared to 2014, due to the increase in revenues.

Southwest Region — Homebuilding revenues increased 18% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed as well as an increase in the average selling price in all of the region’s markets. The increase in home closings in our Phoenix market contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $13.1 million in 2015, compared to $25.5 million in 2014. Home sales gross profit percentage decreased 640 basis points in 2015 compared to 2014. The decrease in home sales gross profit percentage in the current year was due to the average cost of homes closed in the region increasing by more than the average selling price, and to a lesser extent, the resolution of construction defect claims, most of which related to our Albuquerque market. Additionally, home sales gross profit percentage in the prior year benefited from a reimbursement of development costs of approximately $7.2 million received as part of a settlement during 2014, which related to a community that was completed in a prior year. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in 2015 compared to 2014, due to the increase in revenues.

West Region — Homebuilding revenues increased 31% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed, particularly in most of our California markets. The region generated pre-tax income of $285.9 million in 2015, compared to $281.6 million in 2014. Pre-tax income was reduced by inventory impairment charges of $20.4 million in 2015, primarily related to strategic decisions to sell land in the region, compared to $5.1 million in 2014. Home sales gross profit percentage decreased 360 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in 2015 compared to 2014, due to the increase in revenues.

Inventories, Land and Lot Position and Homes in Inventory

We routinely enter into land/lot option contracts to purchase land or developed residential lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. In prior years, we significantly increased our investments in land and lot acquisition and land development across all of our regions to expand our operations as market conditions improved. In fiscal 2015, our land and lot inventories remained relatively consistent compared to fiscal 2014 as we focused our efforts on generating higher returns on our inventory investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

Our inventories at September 30, 2015 and 2014 are summarized as follows:

	September 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$426.3	$335.5	$35.4	$20.1	$817.3
Midwest	257.6	205.0	11.9	—	474.5
Southeast	915.3	890.3	63.8	7.3	1,876.7
South Central	873.9	1,012.4	18.1	4.6	1,909.0
Southwest	111.9	172.6	27.9	—	312.4
West	803.4	1,316.0	40.6	5.3	2,165.3
Corporate and unallocated (1)	112.8	133.5	4.6	0.9	251.8
	$3,501.2	$4,065.3	$202.3	$38.2	$7,807.0

	September 30, 2014
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$419.0	$360.5	$50.6	$12.6	$842.7
Midwest	252.9	211.2	13.3	0.2	477.6
Southeast	980.9	849.1	103.9	9.1	1,943.0
South Central	813.9	908.4	18.8	1.4	1,742.5
Southwest	137.2	132.7	23.0	—	292.9
West	830.6	1,220.6	115.7	2.5	2,169.4
Corporate and unallocated (1)	106.8	117.5	7.5	0.6	232.4
	$3,541.3	$3,800.0	$332.8	$26.4	$7,700.5
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2015 and 2014 are summarized as follows:

	September 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,000	8,700	20,700	2,600
Midwest	4,100	1,100	5,200	1,100
Southeast	34,800	21,600	56,400	6,100
South Central	38,400	17,300	55,700	6,300
Southwest	7,500	1,400	8,900	900
West	21,600	5,400	27,000	2,800
	118,400	55,500	173,900	19,800
	68%	32%	100%

	September 30, 2014
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,700	7,100	20,800	2,600
Midwest	5,000	1,000	6,000	1,100
Southeast	36,500	21,400	57,900	6,400
South Central	39,200	23,300	62,500	6,600
Southwest	6,300	1,500	7,800	1,000
West	23,900	4,600	28,500	2,900
	124,600	58,900	183,500	20,600
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 32,600 and 32,400 owned lots that are fully developed and ready for home construction at September 30, 2015 and 2014, respectively. Land/lots owned also include land held for development representing 11,100 and 14,000 lots at September 30, 2015 and 2014, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2015 and 2014 was $2.2 billion and $2.0 billion, respectively, secured by earnest money deposits of $79.1 million and $58.7 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 1,300 and 2,200 lots at September 30, 2015 and 2014, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 and 1,500 model homes at September 30, 2015 and 2014, respectively. Approximately 9,700 and 11,200 of our homes in inventory were unsold at September 30, 2015 and 2014, respectively. At September 30, 2015, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2014, approximately 3,900 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months.

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2015 and 2014:

	Fiscal Year Ended September 30,
	2015	2014	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	18,821	14,213	32%
Number of homes closed by D.R. Horton	36,648	28,670	28%
DHI Mortgage capture rate	51%	50%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	18,963	14,297	33%
Total number of loans originated or brokered by DHI Mortgage	21,314	16,177	32%
Captive business percentage	89%	88%
Loans sold by DHI Mortgage to third parties	20,623	15,806	30%

	Fiscal Year Ended September 30,
	2015	2014	% Change
		(In millions)
Loan origination fees	$23.6	$20.0	18%
Sale of servicing rights and gains from sale of mortgage loans	173.0	99.6	74%
Recourse benefit	9.8	2.2	345%
Sale of servicing rights and gains from sale of mortgage loans, net	182.8	101.8	80%
Other revenues	13.6	9.7	40%
Total mortgage operations revenues	220.0	131.5	67%
Title policy premiums	45.0	34.9	29%
Total revenues	265.0	166.4	59%
General and administrative expense	172.4	131.2	31%
Interest and other (income)	(12.5)	(10.2)	23%
Financial services pre-tax income	$105.1	$45.4	131%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2015	2014
Recourse benefit	(3.8)%	(1.3)%
General and administrative expense	67.6%	79.9%
Interest and other (income)	(4.9)%	(6.2)%
Financial services pre-tax income	41.2%	27.6%
______________

(1)	Excludes the effects of recourse benefit on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In fiscal 2015, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 32%, corresponding to the increase in the number of homes closed by our homebuilding operations of 28%. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 51% in fiscal 2015, up slightly from 50% in fiscal 2014.

Home closings from our homebuilding operations constituted 89% of DHI Mortgage loan originations in 2015, compared to 88% in 2014. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold in 2015 increased 30% from the number sold in 2014. Virtually all of the mortgage loans originated during fiscal 2015 and mortgage loans held for sale on September 30, 2015 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 82% of the mortgage loans sold by DHI Mortgage during fiscal 2015 were sold to three major financial entities, one of which purchased 34% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 59%, to $265.0 million in fiscal 2015 from $166.4 million in fiscal 2014. The number of loan originations increased 32% while the revenues generated by our mortgage operations increased 67%. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and higher average loan amounts.

Our mortgage operations revenues in fiscal 2015 include $9.8 million of revenues related to reductions in our estimated future recourse obligations, compared to $2.2 million in fiscal 2014. The reduction in estimated future recourse obligations in fiscal 2015 was due to pursuing resolutions with various mortgage purchasers for amounts that were lower than had been previously estimated. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, actual repurchase volume or actual losses incurred resolving those repurchases could differ from our expectations, which may result in a change in our loss reserves.

Financial services general and administrative (G&A) expense increased 31%, to $172.4 million in 2015 from $131.2 million in 2014. As a percentage of financial services revenues (excluding the effects of recourse benefit), G&A expense was 67.6% in 2015, compared to 79.9% in 2014. The improvement was due to the relative increase in revenue and leverage of fixed overhead costs. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

Income before Income Taxes

Pre-tax income for fiscal 2015 was $1.1 billion, compared to $814.2 million for fiscal 2014. The increase in our operating income for the current year compared to a year ago is primarily due to higher revenues and home sales gross profits from increased home closings.

Income Taxes

Our income tax expense in fiscal 2015 was $372.7 million, compared to $280.7 million in 2014. Our effective tax rate was 33.2% in fiscal 2015, compared to 34.5% in fiscal 2014. The effective tax rate for fiscal 2015 includes an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a tax benefit for a reduction in the valuation allowance on deferred tax assets. The effective tax rate for fiscal 2014 includes an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a reduction in unrecognized tax benefits and the related interest.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets. At September 30, 2015 and 2014, we had deferred tax assets, net of deferred tax liabilities, of $568.2 million and $596.1 million, respectively, partially offset by valuation allowances of $10.1 million and $31.1 million, respectively. We had tax benefits of $58.5 million that exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $1.8 million of the tax benefits will expire from fiscal years 2016 to 2020, $19.8 million will expire from fiscal years 2021 to 2025 and $36.9 million will expire from fiscal years 2026 to 2035. We also had tax benefits for state tax credit carryforwards of $5.4 million that will expire from fiscal years 2017 to 2026 and $2.2 million of tax benefits for state tax credit carryforwards that have no expiration date.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both fiscal 2015 and 2014 relates to our state deferred tax assets for NOL carryforwards and tax credit carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards and state tax credits will not be realized because some state NOL and tax credit carryforward periods are too brief to realize the related deferred tax assets. During the fourth quarter of fiscal 2015, we concluded it was more likely than not that we would realize more of our deferred tax assets related to state NOL carryforwards than previously anticipated. We based this conclusion on additional positive evidence related to the actual taxable income achieved during fiscal 2015 and higher levels of forecasted profitability for future years. Accordingly, during the fourth quarter we reduced the valuation allowance by $17.5 million as a result of this additional positive evidence. As of September 30, 2015, the remaining valuation allowance on state deferred tax assets is $10.1 million. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards and state tax credits.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. We had no unrecognized tax benefits at September 30, 2015 and 2014.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2010 through 2015. We are currently being audited by various states.

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
_______________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 27%, to $8,308.6 million (29,709 homes) in 2014 from $6,567.0 million (25,120 homes) in 2013, with significant increases in four of our six regions. The increases in sales order value in those regions were primarily due to increases in volume as we expanded our operations and increased our market share in many of our markets during fiscal 2014. To a lesser extent and to varying degrees, increases in selling prices also contributed to the value of net sales orders in each region.

The number of net sales orders increased 18% and the average price of our net sales orders increased 7% to $279,700 during 2014 compared to 2013. The largest percentage increase in net sales orders occurred in our East region, reflecting the positive impact of our acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 714 net sales orders to the East region in 2014. Crown Communities also contributed 508 net sales orders to the Southeast region in 2014. The decreases in net sales orders that occurred in our Midwest and Southwest regions were primarily due to decreases in sales orders in our Minnesota, Colorado, Phoenix and Albuquerque markets.

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

Sales Order Backlog

Our homes in backlog at September 30, 2014 increased 21% from the prior year. The largest percentage increase in our sales order backlog occurred in our East region, reflecting the positive impact of our acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 377 homes to our East region backlog at September 30, 2014. Crown Communities also contributed 305 homes to our Southeast region backlog at September 30, 2014.

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

Home Sales Revenue

Revenues from home sales increased 30%, to $7,804.7 million (28,670 homes closed) in 2014 from $6,024.8 million (24,155 homes closed) in 2013. During fiscal 2014, home sales revenues increased in most of our regions as we expanded our operations and increased our market share in many of our markets.

The number of homes closed in fiscal 2014 increased 19% from 2013 due to increases in four of our six regions. The most significant percentage increase occurred in our East region, reflecting the positive impact of our acquisitions of the homebuilding operations of Regent Homes and Crown Communities, which contributed 676 closings to the East region in 2014. Crown Communities also contributed 508 closings to the Southeast region in 2014. Excluding the impact of Crown Communities, the increase in homes closed in our Southeast region was primarily due to increases in our Jacksonville and Atlanta markets. In our South Central region, the highest percentage increases in homes closed occurred in our Fort Worth, Dallas and Houston markets. The increase in our West region was primarily due to increases in our Bay Area, Portland and Sacramento markets. The decrease in home closings in our Southwest region was primarily due to weak demand in the Phoenix market compared to the prior year, and in our Midwest region the decrease was attributable to our Colorado and Chicago markets.

The average selling price of homes closed during 2014 was $272,200, up 9% from the $249,400 average in 2013, as the level of home price increases began to moderate during fiscal 2014.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2014	2013
Gross profit — Home sales	21.3%	20.8%
Gross profit — Land/lot sales and other	17.7%	16.7%
Inventory and land option charges	(1.1)%	(0.5)%
Gross profit — Total homebuilding	20.2%	20.3%
Selling, general and administrative expense	10.6%	10.7%
Interest expense	—%	0.1%
Other (income)	(0.2)%	(0.2)%
Homebuilding pre-tax income	9.8%	9.7%

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

Our gross profit margins during fiscal 2013 and throughout the first half of fiscal 2014 benefited significantly from favorable market conditions that allowed us to increase sales prices across most of our markets, while we limited increases in construction costs. Our gross profit margins also benefited from reduced interest amortized to cost of sales as our average borrowing costs declined. The increases in our average sales prices moderated in the second half of fiscal 2014, and we managed the sales pace in each of our communities by adjusting the pricing, incentives and product mix to optimize the returns on our inventory investments. These factors caused our gross profit margins in the third and fourth quarters of fiscal 2014 to decline as compared to the prior year quarters and to the first two quarters of fiscal 2014.

Land Sales and Other Revenues

Land sales and other revenues were $53.8 million in fiscal 2014, compared to $61.1 million in 2013. Revenues in fiscal 2013 included revenue of $20.0 million from a long-term construction project for which we served as the general contractor.

Inventory and Land Option Charges

As of September 30, 2014, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $359.8 million, and we recorded impairment charges of $18.1 million during the fourth quarter to reduce the carrying value of impaired communities to their estimated fair value. Total impairment charges during fiscal 2014 and 2013 were $75.2 million and $21.3 million, respectively.

Of the total impairment charges in fiscal 2014, $49.3 million occurred in our Midwest region, primarily related to communities in Chicago that were purchased predominantly in 2004 through 2007 and had been previously impaired. During the third quarter of fiscal 2014, we reduced home prices and identified land parcels we intended to sell in these Chicago communities in an effort to increase sales pace, reduce inventories and improve cash flows and returns. In contrast to most of our markets during fiscal 2014, the Chicago housing market remained weak with sales absorptions and returns in these communities performing below our expectations given the size of our investments.

Also during fiscal 2014, $17.7 million of impairment charges occurred in our East region. These impairments primarily related to long-held inactive and underperforming projects in the suburban Washington, D.C. market.

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

Employee compensation and related costs represented 64% and 65% of SG&A costs in 2014 and 2013, respectively. These costs increased by 26%, to $536.9 million in 2014 from $425.2 million in 2013, mainly due to an increase in our number of employees and an increase in incentive compensation related to the increase in profitability in many of our divisions in fiscal 2014 as compared to fiscal 2013. Our homebuilding operations employed approximately 4,525 and 3,600 employees at September 30, 2014 and 2013, respectively.

Interest Incurred

Interest incurred increased 8% to $185.8 million in fiscal 2014 as compared to 2013, due to an 18% increase in our average debt. Interest incurred in fiscal 2014 increased by a lower percentage than the increase in our average debt as a result of a decrease in the average interest rate of our debt as compared to fiscal 2013.

During a portion of fiscal 2013, our active inventory was lower than our debt level and therefore a portion of the interest incurred was reflected as interest expense. However, since the third quarter of fiscal 2013, our active inventory has exceeded our debt level, and all interest incurred has been capitalized to inventory. As a result, no interest was expensed during fiscal 2014, compared to $7.1 million during 2013. Interest charged to cost of sales declined to 2.0% of total cost of sales (excluding inventory and land option charges) in fiscal 2014 from 2.3% in fiscal 2013 due to the growth in our active inventory relative to our debt balance and a decrease in the average interest rate on our outstanding debt.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $13.1 million in fiscal 2014, compared to $14.9 million in 2013. Other income consists of interest income, rental income, income from insurance related activities, income and expenses associated with other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Business Acquisitions

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

Results of Operations — Financial Services

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2014 and 2013:

	Fiscal Year Ended September 30,
	2014	2013	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,213	13,514	5%
Number of homes closed by D.R. Horton	28,670	24,155	19%
DHI Mortgage capture rate	50%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,297	13,566	5%
Total number of loans originated or brokered by DHI Mortgage	16,177	15,806	2%
Percentage of loan volume from D.R. Horton homebuyers	88%	86%
Loans sold by DHI Mortgage to third parties	15,806	15,601	1%

	Fiscal Year Ended September 30,
	2014	2013	% Change
		(In millions)
Loan origination fees	$20.0	$21.4	(7)%
Sale of servicing rights and gains from sale of mortgage loans	99.6	112.5	(11)%
Recourse benefit (expense)	2.2	(0.5)
Sale of servicing rights and gains from sale of mortgage loans, net	101.8	112.0	(9)%
Other revenues	9.7	10.0	(3)%
Total mortgage operations revenues	131.5	143.4	(8)%
Title policy premiums	34.9	30.0	16%
Total revenues	166.4	173.4	(4)%
General and administrative expense	131.2	116.4	13%
Interest and other (income)	(10.2)	(8.5)	20%
Financial services pre-tax income	$45.4	$65.5	(31)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2014	2013
Recourse (benefit) expense	(1.3)%	0.3%
General and administrative expense	79.9%	66.9%
Interest and other (income)	(6.2)%	(4.9)%
Financial services pre-tax income	27.6%	37.7%
______________

(1)	Excludes the effects of recourse (benefit) expense on financial services revenues.

Mortgage Loan Activity

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

The number of loans sold in 2014 increased slightly from the number sold in 2013. Virtually all of the mortgage loans originated during fiscal 2014 and mortgage loans held for sale on September 30, 2014 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 71% of the mortgage loans sold by DHI Mortgage during fiscal 2014 were sold to four major financial institutions and the largest concentration of total loans sold to one institution was 28%.

Financial Services Revenues and Expenses

Revenues from the financial services segment decreased 4%, to $166.4 million in fiscal 2014 from $173.4 million in fiscal 2013. The volume of loans sold increased 1% while revenues from the sale of servicing rights and gains from sale of mortgages decreased 11%. Although loan sale volume was essentially unchanged, loan sale revenue decreased from fiscal 2013 due to pricing pressure from increased competition in the origination marketplace. In addition, loan sale execution in fiscal 2013 was unusually strong due in part to the lower interest rate environment at the time. We had a credit of $2.2 million related to a reduction in our estimated future recourse obligations in fiscal 2014, compared to a charge of $0.5 million in fiscal 2013 related to an increase in our estimated future recourse obligations.

Financial services G&A expense increased 13%, to $131.2 million in 2014 from $116.4 million in 2013. As a percentage of financial services revenues (excluding the effects of recourse benefit or expense), G&A expense was 79.9% in 2014, compared to 66.9% in 2013 due to an increase in the number of employees to ensure adequate staffing for expected higher volumes of loan originations from the growth in our homebuilding operations and compliance with new regulatory requirements.

Results of Operations — Consolidated

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

Income before Income Taxes

Pre-tax income for fiscal 2014 was $814.2 million, compared to $657.8 million for fiscal 2013. The increase in our operating income for 2014 compared to 2013 was primarily due to higher revenues and home sales gross profits from increased home closings.

Income Taxes

Our income tax expense in fiscal 2014 was $280.7 million, compared to $195.1 million in 2013. Our effective tax rate was 34.5% in fiscal 2014, compared to 29.7% in fiscal 2013. The effective tax rate for fiscal 2014 includes an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a reduction in unrecognized tax benefits and the related interest. In fiscal 2013, a reduction in the valuation allowance on deferred tax assets, as well as a reduction in unrecognized tax benefits and related interest, contributed to the low effective tax rate.

At September 30, 2014 and 2013, we had deferred tax assets, net of deferred tax liabilities, of $596.1 million and $617.6 million, respectively, partially offset by valuation allowances of $31.1 million and $31.0 million, respectively. At September 30, 2014, we had tax benefits of $84.5 million for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $5.3 million of the tax benefits expire from fiscal years 2015 to 2019, $26.5 million expire from fiscal years 2020 to 2024 and $52.7 million expire from fiscal years 2025 to 2034. We also had state tax credit carryforwards of $5.7 million that expire from fiscal years 2018 to 2024 and $1.9 million of state tax credit carryforwards that had no expiration date.

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

Capital Resources and Liquidity

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in homebuilding market conditions and allow us to increase our investments in homes, finished lots, land and land development to expand our operations and grow our profitability.

At September 30, 2015, our ratio of homebuilding debt to total capital was 36.1%, compared to 39.2% at September 30, 2014. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by total equity plus homebuilding notes payable net of cash) was 25.1% at September 30, 2015, compared to 34.3% at September 30, 2014. We intend to maintain our ratio of homebuilding debt to total capital at or below 40% over the long term, but we may choose to operate above 40% for short-term periods. Therefore, future homebuilding debt to total capital ratios may be higher than the current level.

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

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $542.9 million principal amount of senior notes during fiscal 2016. We regularly assess our projected capital requirements to fund future growth in our business, repay our future debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At September 30, 2015, our homebuilding cash and cash equivalents were $1.4 billion.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The facility was amended in August 2015 to extend its maturity date to September 7, 2020. At September 30, 2015, there were no borrowings outstanding and $109.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $865.1 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2015, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $3.1 million at both September 30, 2015 and 2014, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — In February 2015, we issued $500 million principal amount of 4.0% senior notes due February 15, 2020, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 4.2%. On February 15, 2015, we repaid the remaining $157.7 million principal amount of our 5.25% senior notes which were due on that date. We have $542.9 million principal amount of our senior notes maturing before the end of fiscal 2016. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2015, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2015, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2016. The full amount of each of these authorizations was remaining at September 30, 2015.

Financial Services Capital Resources

Cash and Cash Equivalents — At September 30, 2015, our financial services cash and cash equivalents were $27.9 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2015, the mortgage repurchase facility was amended and its maturity date was extended to February 26, 2016. Additionally, new commitments were obtained from banks which increased the total capacity of the facility to $400 million. The amendment allows for the capacity of the facility to be increased further, without requiring additional commitments, from $400 million to $450 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. Additionally, the capacity of the facility can be increased to $550 million subject to the availability of additional commitments. Through additional commitments, the capacity of the facility was temporarily increased to $532.5 million at September 30, 2015.

As of September 30, 2015, $576.0 million of mortgage loans held for sale with a collateral value of $556.7 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $78.8 million, DHI Mortgage had an obligation of $477.9 million outstanding under the mortgage repurchase facility at September 30, 2015 at a 2.5% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2015, cash provided by operating activities was $700.4 million compared to $661.4 million of cash used in operating activities in fiscal 2014. The most significant source of cash provided by operating activities in both years was net income. Cash used to increase mortgage loans held for sale in fiscal 2015 was $154.1 million, compared to $81.8 million in fiscal 2014, as we experienced higher home closing and loan origination volume as compared to fiscal 2014.

Cash provided by a decrease in our construction in progress and finished home inventory was $63.1 million, compared to $918.2 million of cash used to increase construction in progress and finished home inventory in fiscal 2014. We used $152.6 million of cash to increase our residential land and lot inventory through purchases of land and finished lots and land development activity, compared to $513.6 million in fiscal 2014. In recent years, we significantly increased our land, lot and home inventories across our markets which supported the growth in our revenues and profitability in fiscal 2015. During fiscal 2016, we expect our land and lot inventories will remain relatively consistent to slightly higher than our average inventory levels in fiscal 2015.

Investing Cash Flow Activities

In fiscal 2015, net cash used in investing activities was $95.4 million, compared to $282.1 million in fiscal 2014. The primary use of cash for investing activities during both years related to acquisitions. During fiscal 2015, we used cash to acquire the homebuilding operations of Pacific Ridge Homes for $70.9 million. During fiscal 2014, we used cash to acquire the homebuilding operations of Crown Communities and Regent Homes for $209.6 million and $34.5 million, respectively.

We used $56.1 million and $100.2 million in fiscal 2015 and 2014, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. The purchases of property and equipment during fiscal 2014 included the purchase of 177,000 acres of ranch land in New Mexico and the related buildings, improvements, equipment and livestock grazing rights under long-term leases on approximately 114,000 acres of land for $56.0 million, of which $37.4 million was paid in cash and $18.6 million was notes payable assumed from the seller. In September 2015, we sold this property to Donald R. Horton, our Chairman, for $56.0 million in cash, which is reflected as proceeds from the sale of property and equipment to a related party during fiscal 2015. The sale included the acreage and all related assets, and we recognized a gain of $2.3 million related to the sale.

In fiscal 2013, we purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. During fiscal 2015, we purchased the remaining amount of defaulted debt securities related to this real estate for $14.8 million and obtained ownership of the related real estate parcel. We intend to sell the debt securities to a third party in the future.

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

In fiscal 2015, net cash provided by financing activities was $117.0 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.6 billion included $497.0 million related to our issuance of $500 million principal amount of 4.0% senior notes in February 2015, draws of $1.0 billion on our revolving credit facility and borrowings of $118.7 million under our mortgage repurchase facility. Note repayments of $1.5 billion included our repayment of $1.3 billion drawn on our revolving credit facility and repayment of the remaining $157.7 million principal amount of our 5.25% senior notes at maturity. During fiscal 2014, net cash provided by financing activities was $627.9 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.4 billion related to our issuance of $500 million principal amount of 3.75% senior notes in February 2014, draws of $810.0 million on our revolving credit facility and borrowings of $120.6 million under our mortgage repurchase facility. Note repayments of $796.9 million included our repayment of $510.0 million drawn on our revolving credit facility and repayment of senior notes at maturity, including the remaining $145.9 million principal amount of our 6.125% senior notes and the remaining $137.9 million principal amount of our 5.625% senior notes.

During fiscal 2015, our Board of Directors approved and paid quarterly cash dividends of $0.0625 per common share. During fiscal 2014, cash dividends of $0.0375 per common share were paid in each of the second and third quarters and a cash dividend of $0.0625 per common share was paid in the fourth quarter.

In November 2015, our Board of Directors approved a cash dividend of $0.08 per common share, payable on December 14, 2015, to stockholders of record on November 30, 2015. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Our future cash requirements for contractual obligations as of September 30, 2015 are presented below:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Homebuilding:
Notes Payable — Principal (1)	$3,351.0	$548.6	$752.4	$1,000.0	$1,050.0
Notes Payable — Interest (1)	622.5	139.0	213.1	140.4	130.0
Operating Leases	26.9	13.7	10.2	2.8	0.2
Purchase Obligations	25.9	21.7	2.5	1.0	0.7
	$4,026.3	$723.0	$978.2	$1,144.2	$1,180.9
Financial Services:
Notes Payable — Principal (2)	$477.9	$477.9	$—	$—	$—
Notes Payable — Interest (2)	11.9	11.9	—	—	—
Operating Leases	1.5	0.6	0.6	0.3	—
	$491.3	$490.4	$0.6	$0.3	$—
______________

(1)
Homebuilding notes payable represent principal and interest payments due on our senior notes and our secured notes. Because the balance of our revolving credit facility was zero at September 30, 2015, we did not assume any principal or interest payments related to this facility in future periods.

(2)
Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 2.5% and principal balance outstanding at September 30, 2015.

At September 30, 2015, our homebuilding operations had outstanding letters of credit of $113.0 million, which were cash collateralized, and surety bonds of $1.0 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at September 30, 2015, there were a limited number of contracts, representing $25.9 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in both our homebuilding and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher financing, land, labor and material construction costs. In addition, higher mortgage interest rates reduce the affordability of mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods when housing market conditions are challenging, we may not be able to offset our cost increases with higher selling prices.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2015 and 2014, and for the years ended September 30, 2015, 2014 and 2013. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We include proceeds from home closings held for our benefit at title companies in homebuilding cash. When we execute sales contracts with our homebuyers, or when we require advance payment from homebuyers for custom changes, upgrades or options related to their homes, we record the cash deposits received as liabilities until the homes are closed or the contracts are cancelled. We either retain or refund to the homebuyer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are generally allocated on a pro-rata basis to the remaining homes in the community associated with the relevant development activity.

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

Each quarter, the performance and outlook of land inventory and communities under development are reviewed for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type or future plans. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

For the inventory impairment analyses performed during fiscal 2015, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from nine months to five years, and we utilized a range of discount rates for communities from 12% to 15%.

We rarely purchase land for resale. However, when we own land or communities under development that do not fit into our development and construction plans and we determine that we will sell the asset, the project is accounted for as land held for sale if certain criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, recent offers received to purchase the property, prices for land in recent comparable sales transactions and market analysis studies, which include the estimated price a willing buyer would pay for the land. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

The key assumptions relating to inventory valuations are impacted by local market and economic conditions, and are inherently uncertain. Although our quarterly assessments reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

Business Acquisitions — We account for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience and information obtained from the management of the acquired companies. While we believe the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Goodwill — We record goodwill associated with our acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on at least an annual basis by comparing the carrying value of each of our operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, we determine if an impairment exists based on the implied fair value of the operating segment's goodwill. As a result of the goodwill evaluation performed in fiscal 2015, a goodwill impairment charge of $9.8 million was recorded to reduce the goodwill in the Huntsville operating segment in our Southeast reporting region. At September 30, 2015 and 2014, our goodwill balance was $87.2 million and $94.8 million, respectively.

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate, and is adjusted as appropriate to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. At both September 30, 2015 and 2014, approximately 99% of these reserves related to construction defect matters.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2015 and 2014, we had reserves for approximately 185 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2015, we established reserves for approximately 85 new construction defect claims and resolved 80 construction defect claims for a total cost of $34.2 million. The majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and we believe they may continue to fluctuate over the next several years. Housing market conditions have been volatile across most of our markets over the past ten years, and we believe such conditions can affect the frequency and cost of construction defect claims. We closed a significant number of homes over the past ten years. If the ultimate resolution of construction defect claims resulting from our home closings in prior years varies from current expectations, it could significantly change our estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed our current estimates, they will have a significant negative impact on our future earnings and liquidity.

We estimate and record receivables under the applicable insurance policies related to our estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, we may have the ability to recover a portion of our losses from our subcontractors and their insurance carriers when we have been named as an additional insured on their insurance policies.

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $86.5 million in our reserves and a $48.7 million increase in our receivable, resulting in additional expense of $37.8 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $73.4 million in our reserves and a $35.4 million decrease in our receivable, resulting in a reduction in expense of $38.0 million.

Income Taxes — We calculate our income tax expense (benefit) using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. We record a valuation allowance when we determine it is more likely than not that a portion of our deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in our income tax expense in the period in which we make the change.

Stock-based Compensation — Our common stockholders formally authorize shares of our common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2015, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2015 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2015 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on our stock price at the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options requires judgment in developing assumptions and involves a number of estimates. These estimates include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of stock options that are expected to be forfeited. The benefits of tax deductions in excess of recognized compensation expense are reported in our consolidated statements of cash flows as a financing cash flow.

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for our mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis, and are used for inventories, certain other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which was revised in August 2014. ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The guidance clarifies when an in-substance repossession or foreclosure of the property has occurred and helps determine when a creditor should derecognize a loan receivable and recognize real estate property. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans and requires that these loans, including those guaranteed by the Federal Housing Administration (FHA) and Veterans Affairs (VA), be derecognized and that a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance was effective for us beginning October 1, 2015 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. We adopted ASU 2014-08 during the fourth quarter of fiscal 2015, and it did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for us beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for us in our fiscal year ending September 30, 2017 and is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for us beginning October 1, 2016 and is not expected to have a material impact on our current consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The guidance is effective for us beginning October 1, 2017 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for us beginning October 1, 2016 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2015 and 2014 was not significant, is recognized in current earnings. At September 30, 2015, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $681.0 million. Uncommitted IRLCs totaled a notional amount of approximately $333.2 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $385.3 million at September 30, 2015.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2015. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2015.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2015
	2016	2017	2018	2019	2020	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$548.6	$351.5	$400.9	$500.0	$500.0	$1,050.0	$3,351.0	$3,414.0
Average interest rate	6.4%	5.0%	3.8%	3.9%	4.2%	5.2%	4.9%
Variable rate	$477.9	$—	$—	$—	$—	$—	$477.9	$477.9
Average interest rate	2.5%	—%	—%	—%	—%	—%	2.5%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 18, 2015

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,355.9	$632.5
Restricted cash	9.7	10.0
Inventories:
Construction in progress and finished homes	3,501.2	3,541.3
Residential land and lots — developed and under development	4,065.3	3,800.0
Land held for development	202.3	332.8
Land held for sale	38.2	26.4
	7,807.0	7,700.5
Deferred income taxes, net of valuation allowance of $10.1 million and $31.1 million at September 30, 2015 and 2014, respectively	558.1	565.0
Property and equipment, net	144.0	190.8
Other assets	456.2	424.0
Goodwill	87.2	94.8
	10,418.1	9,617.6
Financial Services:
Cash and cash equivalents	27.9	29.3
Mortgage loans held for sale	631.0	476.9
Other assets	74.0	61.6
	732.9	567.8
Total assets	$11,151.0	$10,185.4
LIABILITIES
Homebuilding:
Accounts payable	$473.0	$480.3
Accrued expenses and other liabilities	929.2	875.0
Notes payable	3,333.6	3,306.5
	4,735.8	4,661.8
Financial Services:
Accounts payable and other liabilities	41.9	44.7
Mortgage repurchase facility	477.9	359.2
	519.8	403.9
Total liabilities	5,255.6	5,065.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 375,847,442 shares issued and 368,647,371 shares outstanding at September 30, 2015 and 371,786,765 shares issued and 364,586,694 shares outstanding at September 30, 2014	3.8	3.7
Additional paid-in capital	2,733.8	2,613.7
Retained earnings	3,289.6	2,630.5
Treasury stock, 7,200,071 shares at September 30, 2015 and 2014, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	1.4	2.2
Total stockholders’ equity	5,894.3	5,115.8
Noncontrolling interests	1.1	3.9
Total equity	5,895.4	5,119.7
Total liabilities and equity	$11,151.0	$10,185.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2015	2014	2013
	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$10,469.4	$7,804.7	$6,024.8
Land/lot sales and other	89.6	53.8	61.1
	10,559.0	7,858.5	6,085.9
Cost of sales:
Home sales	8,393.6	6,139.1	4,771.5
Land/lot sales and other	81.8	44.3	50.9
Inventory and land option charges	60.3	85.2	31.1
	8,535.7	6,268.6	4,853.5
Gross profit:
Home sales	2,075.8	1,665.6	1,253.3
Land/lot sales and other	7.8	9.5	10.2
Inventory and land option charges	(60.3)	(85.2)	(31.1)
	2,023.3	1,589.9	1,232.4
Selling, general and administrative expense	1,013.6	834.2	649.9
Goodwill impairment	9.8	—	—
Interest expense	—	—	5.1
Other (income)	(18.4)	(13.1)	(14.9)
Homebuilding pre-tax income	1,018.3	768.8	592.3
Financial Services:
Revenues	265.0	166.4	173.4
General and administrative expense	172.4	131.2	116.4
Interest and other (income)	(12.5)	(10.2)	(8.5)
Financial services pre-tax income	105.1	45.4	65.5
Income before income taxes	1,123.4	814.2	657.8
Income tax expense	372.7	280.7	195.1
Net income	$750.7	$533.5	$462.7
Other comprehensive income (loss), net of income tax:
Unrealized loss related to available-for-sale securities	—	—	(0.2)
Unrealized (loss) gain related to debt securities collateralized by residential real estate	(0.8)	0.3	1.9
Comprehensive income	$749.9	$533.8	$464.4
Basic net income per common share	$2.05	$1.57	$1.44
Net income per common share assuming dilution	$2.03	$1.50	$1.33
Cash dividends declared per common share	$0.25	$0.1375	$0.1875

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2012 (320,891,976 shares)	$3.3	$1,979.8	$1,743.1	$(134.3)	$0.2	$2.6	$3,594.7
Net income	—	—	462.7	—	—	—	462.7
Issuances under employee benefit plans (63,105 shares)	—	1.1	—	—	—	—	1.1
Exercise of stock options (1,785,412 shares)	—	37.8	—	—	—	—	37.8
Tax benefit from employee stock awards	—	6.7	—	—	—	—	6.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (203,125 shares)	—	(2.4)	—	—	—	—	(2.4)
Stock based compensation expense	—	19.0	—	—	—	—	19.0
Cash dividends declared	—	—	(60.2)	—	—	—	(60.2)
Other comprehensive income, net of tax	—	—	—	—	1.7	—	1.7
Noncontrolling interests	—	—	—	—	—	0.3	0.3
Balances at September 30, 2013 (322,943,618 shares)	$3.3	$2,042.0	$2,145.6	$(134.3)	$1.9	$2.9	$4,061.4
Net income	—	—	533.5	—	—	—	533.5
Issuances under employee benefit plans (77,216 shares)	—	1.4	—	—	—	—	1.4
Exercise of stock options (2,687,724 shares)	—	43.8	—	—	—	—	43.8
Net income tax deficiency from employee stock awards	—	(3.4)	—	—	—	—	(3.4)
Stock issued under employee incentive plans, net of shares withheld for employee taxes (288,685 shares)	—	5.5	—	—	—	—	5.5
Conversion of 2% convertible senior notes (38,589,451 shares)	0.4	498.2	—	—	—	—	498.6
Stock based compensation expense	—	26.2	—	—	—	—	26.2
Cash dividends declared	—	—	(48.6)	—	—	—	(48.6)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	1.0	1.0
Balances at September 30, 2014 (364,586,694 shares)	$3.7	$2,613.7	$2,630.5	$(134.3)	$2.2	$3.9	$5,119.7
Net income	—	—	750.7	—	—	—	750.7
Issuances under employee benefit plans (82,446 shares)	—	1.7	—	—	—	—	1.7
Exercise of stock options (3,636,655 shares)	0.1	60.0	—	—	—	—	60.1
Tax benefit from employee stock awards	—	7.9	—	—	—	—	7.9
Stock issued under employee incentive plans, net of shares withheld for employee taxes (341,576 shares)	—	8.3	—	—	—	—	8.3
Stock based compensation expense	—	42.2	—	—	—	—	42.2
Cash dividends declared	—	—	(91.6)	—	—	—	(91.6)
Other comprehensive income, net of tax	—	—	—	—	(0.8)	—	(0.8)
Noncontrolling interests	—	—	—	—	—	(2.8)	(2.8)
Balances at September 30, 2015 (368,647,371 shares)	$3.8	$2,733.8	$3,289.6	$(134.3)	$1.4	$1.1	$5,895.4
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014	2013
	(In millions)
OPERATING ACTIVITIES
Net income	$750.7	$533.5	$462.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54.1	38.4	22.7
Amortization of discounts and fees	5.6	27.4	39.7
Stock based compensation expense	42.2	26.2	19.0
Excess income tax benefit from employee stock awards	(12.3)	(0.6)	(6.7)
Deferred income taxes	3.1	17.4	130.9
Gain on sale of marketable securities	—	—	(0.2)
Inventory and land option charges	60.3	85.2	31.1
Goodwill impairment	9.8	—	—
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	63.1	(918.2)	(815.3)
Increase in residential land and lots — developed, under development, held for development and held for sale	(152.6)	(513.6)	(1,235.6)
(Increase) decrease in other assets	(29.8)	8.8	18.3
Decrease in income taxes receivable	—	—	14.4
Increase in mortgage loans held for sale	(154.1)	(81.8)	(49.8)
Increase in accounts payable, accrued expenses and other liabilities	60.3	115.9	139.5
Net cash provided by (used in) operating activities	700.4	(661.4)	(1,229.3)
INVESTING ACTIVITIES
Purchases of property and equipment	(56.1)	(100.2)	(58.0)
Proceeds from the sale of property and equipment to a related party	56.0	—	—
Purchases of marketable securities	—	—	(28.9)
Proceeds from the sale or maturity of marketable securities	—	—	325.4
(Increase) decrease in restricted cash	(0.7)	67.8	(28.5)
Net principal increase of other mortgage loans and real estate owned	(8.9)	(5.6)	(2.5)
Purchases of debt securities collateralized by residential real estate	(14.8)	—	(18.6)
Principal payments received on debt securities collateralized by residential real estate	—	—	1.4
Payments related to acquisition of a business	(70.9)	(244.1)	(9.4)
Net cash (used in) provided by investing activities	(95.4)	(282.1)	180.9
FINANCING ACTIVITIES
Proceeds from notes payable	1,590.7	1,427.6	1,307.9
Repayment of notes payable	(1,456.2)	(796.9)	(345.1)
Proceeds from stock associated with certain employee benefit plans	61.8	45.2	29.7
Excess income tax benefit from employee stock awards	12.3	0.6	6.7
Cash dividends paid	(91.6)	(48.6)	(60.2)
Net cash provided by financing activities	117.0	627.9	939.0
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	722.0	(315.6)	(109.4)
Cash and cash equivalents at beginning of year	661.8	977.4	1,086.8
Cash and cash equivalents at end of year	$1,383.8	$661.8	$977.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$—	$—	$5.6
Income taxes paid, net	$334.0	$279.8	$34.8
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$9.7	$—	$11.4
Stock issued under employee incentive plans	$8.3	$5.5	$3.9
Conversion of 2% convertible senior notes into equity	$—	$498.6	$—
Notes payable assumed to purchase land investment	$—	$18.6	$—
Note receivable related to sale of land	$—	$5.0	$—
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

Reclassifications

In September 2015, the Company adopted Accounting Standards Update (ASU) 2015-03, “Interest - Imputation of Interest,” which changes the presentation of debt issuance costs in the balance sheet from an asset to a direct reduction of the carrying amount of the related debt. The adoption of this guidance resulted in the reclassification of unamortized debt issuance costs related to senior notes from homebuilding other assets to homebuilding notes payable. See Note D.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2015 and 2014, the Company had deferred profit on these home sales in the amounts of $2.0 million and $1.4 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company's captive insurance subsidiary, which are expected to be used to fund the subsidiary's operations and pay future anticipated legal claims, were $40.5 million and $43.3 million at September 30, 2015 and 2014, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding operations includes cash used as collateral for outstanding letters of credit issued under the Company's secured letter of credit agreement and customer deposits that are temporarily restricted in accordance with regulatory requirements.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Any changes to the estimated total development costs subsequent to the initial home closings in a community are generally allocated on a pro-rata basis to the remaining homes in the community associated with the relevant development activity.

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home. A liability and a charge to cost of sales are recorded for the amount that is estimated will ultimately be paid related to completed homes that have been closed. The home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home.

The Company rarely purchases land for resale. However, when the Company owns land or communities under development that do not fit into its development and construction plans and the Company determines that it will sell the asset, the project is accounted for as land held for sale if certain criteria are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell.

Each quarter, the performance and outlook of land inventory and communities under development are reviewed for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, and if so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2015 and 2014, the Company's active inventory has exceeded its debt level, and all interest incurred has been capitalized to inventory. See Note E.

Land Option Deposits and Pre-Acquisition Costs

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will not acquire the property under option and will not be able to recover these costs through other means. See Note C.

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities included in the consolidated balance sheets at September 30, 2015 and 2014 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2015 and 2014, the option deposits related to these contracts totaled $74.4 million and $55.7 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

The Company's property and equipment balances and the related accumulated depreciation at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Buildings and improvements	$115.7	$112.8
Model home furniture	97.2	86.7
Office furniture and equipment	74.2	68.4
Land	26.7	66.9
Total property and equipment	313.8	334.8
Accumulated depreciation	(166.9)	(141.1)
Property and equipment, net (1)	$146.9	$193.7
___________________

(1)
Includes $2.9 million at both September 30, 2015 and 2014, of property and equipment related to the Company's financial services subsidiaries which is included in financial services other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation expense was $50.3 million, $36.6 million and $22.3 million in fiscal 2015, 2014 and 2013, respectively.

In July 2014, the Company purchased approximately 177,000 acres of ranch land in New Mexico and all related assets for $56.0 million. The Company paid $37.4 million in cash and assumed notes payable of $18.6 million from the seller. Of the total purchase price, $46.5 million was allocated to land and the remainder was allocated to buildings, improvements and equipment. As part of the purchase, the Company also obtained the livestock grazing rights under long-term leases on approximately 114,000 acres of land. In September 2015, the Company sold the acreage and all related assets to a related party. See Note N.

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

In October 2013, the Company acquired the homebuilding operations of Regent Homes, Inc. for $34.5 million in cash. Regent Homes operates in Charlotte, Greensboro and Winston-Salem, North Carolina. The assets acquired included approximately 240 homes in inventory, 300 lots and control of approximately 600 additional lots through option contracts. The Company also acquired a sales order backlog of 213 homes. In April 2015, the Company acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. The Company also acquired a sales order backlog of 42 homes. All of the assets acquired were recorded at their estimated fair values by the Company. These acquisitions were not material to the Company's results of operations or its financial condition.

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
$209.6

As a result of the transaction, the Company recorded goodwill of $53.6 million, of which $34.1 million was allocated to its Southeast reporting segment and $19.5 million was allocated to its East reporting segment, all of which is tax deductible. The goodwill relates to expected synergies from increasing the Company's market presence in the Georgia and South Carolina markets, Crown's experienced and knowledgeable workforce and their capital efficient operating processes. The intangible assets are amortized on a straight-line basis to SG&A expense over their expected five-year lives.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by comparing the carrying value of each of the operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment's goodwill. As a result of the goodwill evaluation performed in fiscal 2015, a goodwill impairment charge of $9.8 million was recorded to reduce the goodwill in the Huntsville operating segment in the Southeast reporting region. This operating segment has experienced lower levels of profitability than anticipated primarily due to difficult market conditions. The Company's goodwill balances by reporting segment were as follows:

	September 30,
	2015	2014
	(In millions)
East	$21.8	$21.8
Midwest	—	—
Southeast	47.3	57.1
South Central	15.9	15.9
Southwest	—	—
West	2.2	—
Total Goodwill	$87.2	$94.8

Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted as appropriate to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note K.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $42.4 million, $44.0 million and $33.2 million in fiscal 2015, 2014 and 2013, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases and of tax loss and credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company's deferred tax assets.

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

Stock-Based Compensation

The Company's common stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company's Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2015, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2015 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of the Company's common stock at the date of the grant. The stock options outstanding at September 30, 2015 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company's stock price at the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options requires judgment in developing assumptions and involves a number of estimates. These estimates include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, judgment is used in estimating the number of stock options that are expected to be forfeited. The benefits of tax deductions in excess of recognized compensation expense are reported in the consolidated statements of cash flows as a financing cash flow. See Note J.

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments and other derivative instruments on a recurring basis, and are used for inventories, certain other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note M.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which was revised in August 2014. ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The guidance clarifies when an in-substance repossession or foreclosure of the property has occurred and helps determine when a creditor should derecognize a loan receivable and recognize real estate property. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans and requires that these loans, including those guaranteed by the Federal Housing Administration (FHA) and Veterans Affairs (VA), be derecognized and that a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance was effective for the Company beginning October 1, 2015 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This guidance changes the criteria for determining whether disposals are reported as discontinued operations and modifies related disclosure requirements. The Company adopted ASU 2014-08 during the fourth quarter of fiscal 2015, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management's responsibility to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for the Company in its fiscal year ending September 30, 2017 and is not expected to have any impact on its consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation,” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance is effective for the Company beginning October 1, 2016 and is not expected to have a material impact on its current consolidated financial position, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The guidance is effective for the Company beginning October 1, 2017 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for the Company beginning October 1, 2016 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in both fiscal 2015 and 2014, and 97% of consolidated revenues in fiscal 2013. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes in 27 states and 79 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent, from the sale of land and lots.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company's reporting segments is as follows:

	Year Ended September 30,
	2015	2014	2013
		(In millions)
Revenues
Homebuilding revenues:
East	$1,333.6	$954.7	$686.3
Midwest	666.1	483.5	471.5
Southeast	2,890.6	2,167.0	1,520.7
South Central	2,725.2	1,971.2	1,526.2
Southwest	336.1	285.2	327.7
West	2,607.4	1,996.9	1,553.5
Homebuilding revenues	10,559.0	7,858.5	6,085.9
Financial services revenues	265.0	166.4	173.4
Total revenues	$10,824.0	$8,024.9	$6,259.3
Inventory Impairments
East	$14.3	$17.7	$0.1
Midwest	—	49.3	—
Southeast	8.8	3.1	—
South Central	1.4	—	1.0
Southwest	—	—	—
West	20.4	5.1	20.2
Total inventory impairments	$44.9	$75.2	$21.3
Income Before Income Taxes (1)
Homebuilding pre-tax income (loss):
East	$94.2	$45.2	$48.3
Midwest	49.8	(9.5)	38.9
Southeast	278.7	218.0	148.4
South Central	296.6	208.0	149.0
Southwest	13.1	25.5	26.3
West	285.9	281.6	181.4
Homebuilding pre-tax income	1,018.3	768.8	592.3
Financial services pre-tax income	105.1	45.4	65.5
Income before income taxes	$1,123.4	$814.2	$657.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,
	2015	2014
	(In millions)
Homebuilding Inventories (1):
East	$817.3	$842.7
Midwest	474.5	477.6
Southeast	1,876.7	1,943.0
South Central	1,909.0	1,742.5
Southwest	312.4	292.9
West	2,165.3	2,169.4
Corporate and unallocated (2)	251.8	232.4
Total homebuilding inventories	$7,807.0	$7,700.5
____________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

The Company reviewed the performance and outlook for all of its land inventories and communities each quarter for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2015, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $328.7 million and recorded impairment charges of $21.2 million during the fourth quarter to reduce the carrying value of impaired communities to their estimated fair value. Of the total fourth quarter impairments, charges of $9.0 million and $6.0 million related to strategic decisions to sell land in the West region and East region, respectively. Total impairment charges during fiscal 2015, 2014 and 2013 were $44.9 million, $75.2 million and $21.3 million, respectively. Impairments in fiscal 2015 primarily related to strategic decisions to sell land in the East, Southeast and West regions. Impairments in fiscal 2014 primarily related to underperforming projects in the Chicago market in the Midwest region and in the suburban Washington, D.C. market in the East region.

During fiscal 2015, 2014 and 2013, the Company wrote off $15.4 million, $10.0 million and $9.8 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts and debt issuance costs, consist of the following:

	September 30,
	2015	2014
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$300.0
5.25% senior notes due 2015	—	157.7
5.625% senior notes due 2016	170.1	169.8
6.5% senior notes due 2016	372.5	372.1
4.75% senior notes due 2017	348.7	348.0
3.625% senior notes due 2018	398.2	397.5
3.75% senior notes due 2019	497.3	496.5
4.0% senior notes due 2020	496.4	—
4.375% senior notes due 2022	347.4	347.1
4.75% senior notes due 2023	297.9	297.7
5.75% senior notes due 2023	397.0	396.7
Other secured notes	8.1	23.4
	$3,333.6	$3,306.5
Financial Services:
Mortgage repurchase facility, maturing 2016	$477.9	$359.2

The senior note balances above reflect the Company's adoption of ASU 2015-03, as described in Note A. Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $17.3 million and $17.1 million at September 30, 2015 and 2014, respectively.

As of September 30, 2015, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.0 billion in fiscal 2016, $351.5 million in fiscal 2017, $400.9 million in fiscal 2018, $500.0 million in fiscal 2019, $500.0 million in fiscal 2020 and $1.1 billion in maturities thereafter.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The facility was amended in August 2015 to extend its maturity date to September 7, 2020. At September 30, 2015, there were no borrowings outstanding and $109.9 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2015, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In February 2015, the Company issued $500 million principal amount of 4.0% senior notes due February 15, 2020. On February 15, 2015, the Company repaid the remaining $157.7 million principal amount of its 5.25% senior notes which were due on that date.

The key terms of each of the Company’s senior notes outstanding as of September 30, 2015 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
5.625% senior notes	$170.2	December 2004	January 15, 2016	Yes	5.8%
6.5% senior notes	$372.7	April 2006	April 15, 2016	Yes	6.6%
4.75% senior notes	$350.0	May 2012	May 15, 2017	Yes	5.0%
3.625% senior notes	$400.0	February 2013	February 15, 2018	Yes	3.8%
3.75% senior notes	$500.0	February 2014	March 1, 2019	Yes	3.9%
4.0% senior notes	$500.0	February 2015	February 15, 2020	Yes	4.2%
4.375% senior notes	$350.0	September 2012	September 15, 2022	Yes	4.5%
4.75% senior notes	$300.0	February 2013	February 15, 2023	Yes	4.9%
5.75% senior notes	$400.0	August 2013	August 15, 2023	Yes	5.9%
_________________

(1)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus accrued interest.

(2)
Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of the financing costs and any discount associated with the note issuance.

All series of senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness, and senior to all existing and future indebtedness expressly subordinated to them. The senior notes and borrowings under the revolving credit facility are guaranteed by substantially all of the Company’s homebuilding subsidiaries. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indentures governing $2.8 billion principal amount of its senior notes as of September 30, 2015, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2016. All of the $500 million authorization was remaining at September 30, 2015.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2015, the mortgage repurchase facility was amended and its maturity date was extended to February 26, 2016. Additionally, new commitments were obtained from banks which increased the total capacity of the facility to $400 million. The amendment allows for the capacity of the facility to be increased further, without requiring additional commitments, from $400 million to $450 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. Additionally, the capacity of the facility can be increased to $550 million subject to the availability of additional commitments. Through additional commitments, the capacity of the facility was temporarily increased to $532.5 million at September 30, 2015.

As of September 30, 2015, $576.0 million of mortgage loans held for sale with a collateral value of $556.7 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $78.8 million, DHI Mortgage had an obligation of $477.9 million outstanding under the mortgage repurchase facility at September 30, 2015 at a 2.5% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Capitalized interest, beginning of year	$198.5	$137.1	$82.3
Interest incurred (1)	169.2	185.8	172.8
Interest expensed:
Directly to interest expense	—	—	(7.1)
Charged to cost of sales	(159.4)	(123.1)	(110.2)
Written off with inventory impairments	(0.3)	(1.3)	(0.7)
Capitalized interest, end of year	$208.0	$198.5	$137.1
______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $7.4 million, $4.5 million and $4.6 million in fiscal 2015, 2014 and 2013, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2015, mortgage loans held for sale had an aggregate fair value of $631.0 million and an aggregate outstanding principal balance of $608.9 million. At September 30, 2014, mortgage loans held for sale had an aggregate fair value of $476.9 million and an aggregate outstanding principal balance of $466.6 million. During the years ended September 30, 2015, 2014 and 2013, mortgage loans originated totaled $5.1 billion, $3.7 billion and $3.4 billion, respectively, and mortgage loans sold totaled $5.0 billion, $3.6 billion and $3.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $182.8 million, $101.8 million and $112.0 million during the years ended September 30, 2015, 2014 and 2013, respectively. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 82% of the mortgage loans sold by DHI Mortgage during fiscal 2015 were sold to three major financial entities, one of which purchased 34% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2015, 2014 and 2013 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At September 30, 2015 and 2014, the Company's mortgage loans held for sale that were not committed to third-party purchasers totaled $385.3 million and $348.6 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $383.8 million and $348.2 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At September 30, 2015 and 2014, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	September 30,
	2015	2014
	(In millions)
Other mortgage loans	$49.0	$41.0
Real estate owned	0.6	0.7
	$49.6	$41.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.5	$1.7
Real estate owned	0.1	0.1
Loan repurchase and settlement obligations — known and expected	9.8	24.4
	$11.4	$26.2

Other mortgage loans and real estate owned net of the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets. During fiscal 2015, the Company pursued resolutions with various mortgage purchasers for amounts that were lower than had been previously estimated, which resulted in a decrease in the balance of loan repurchase and settlement obligations at September 30, 2015 compared to September 30, 2014.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2015 and 2014, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $370.9 million and $303.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At September 30, 2015 and 2014, the notional amount of best-efforts whole loan delivery commitments totaled $37.7 million and $28.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $297.2 million and $243.8 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Current tax expense:
Federal	$356.4	$253.6	$66.6
State	13.2	9.1	6.8
	369.6	262.7	73.4
Deferred tax expense (benefit):
Federal	(3.1)	2.9	146.3
State	6.2	15.1	(24.6)
	3.1	18.0	121.7
Total income tax expense	$372.7	$280.7	$195.1

The Company's effective tax rate was 33.2%, 34.5% and 29.7% in fiscal 2015, 2014 and 2013, respectively. The effective tax rate for fiscal 2015 includes an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a tax benefit for a reduction in the valuation allowance on deferred tax assets. The effective tax rate for fiscal 2014 includes an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a reduction in unrecognized tax benefits and the related interest. In fiscal 2013, a reduction in the valuation allowance on deferred tax assets, as well as a reduction in unrecognized tax benefits and related interest, contributed to the low effective tax rate.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 35% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Income taxes at federal statutory rate	$393.2	$285.0	$230.2
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	37.0	24.9	6.5
Domestic production activities deduction	(35.7)	(22.4)	(6.5)
Uncertain tax positions	—	(6.4)	(12.7)
Valuation allowance	(21.0)	0.1	(24.1)
Tax credits	(2.2)	(0.9)	(1.1)
Other	1.4	0.4	2.8
Total income tax expense	$372.7	$280.7	$195.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases, and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2015	2014
	(In millions)
Deferred tax assets:
Inventory costs	$113.7	$88.6
Inventory impairments	180.4	234.7
Warranty and construction defect costs	127.1	117.3
Net operating loss carryforwards	58.5	84.5
Tax credit carryforwards	7.6	7.6
Incentive compensation plans	79.3	69.3
Deferral of profit on home sales	2.0	1.9
Other	14.4	19.9
Total deferred tax assets	583.0	623.8
Valuation allowance	(10.1)	(31.1)
Total deferred tax assets, net of valuation allowance	572.9	592.7
Deferred tax liabilities	14.8	27.7
Deferred income taxes, net	$558.1	$565.0

Tax benefits of $58.5 million exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $1.8 million of the tax benefits will expire from fiscal years 2016 to 2020, $19.8 million will expire from fiscal years 2021 to 2025 and $36.9 million will expire from fiscal years 2026 to 2035. Tax benefits for state tax credit carryforwards of $5.4 million will expire from fiscal years 2017 to 2026 and $2.2 million of tax benefits for state tax credit carryforwards have no expiration date.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a valuation allowance related to its state deferred tax assets for NOL carryforwards and tax credit carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards and state tax credits will not be realized because some state NOL and tax credit carryforward periods are too brief to realize the related deferred tax assets. During the fourth quarter of fiscal 2015, the Company concluded it was more likely than not that it would realize more of its deferred tax assets related to state NOL carryforwards than previously anticipated. The Company based this conclusion on additional positive evidence related to the actual taxable income achieved during fiscal 2015 and higher levels of forecasted profitability for future years. Accordingly, during the fourth quarter the Company reduced the valuation allowance by $17.5 million as a result of this additional positive evidence. As of September 30, 2015, the remaining valuation allowance on state deferred tax assets is $10.1 million. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards and state tax credits.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Unrecognized tax benefits, beginning of year	$—	$4.2	$14.1
Reductions attributable to tax positions taken in prior years	—	(4.2)	(2.4)
Reductions attributable to lapse of statute of limitations	—	—	(7.5)
Unrecognized tax benefits, end of year	$—	$—	$4.2

The Company had no unrecognized tax benefits at September 30, 2015. The Company classifies interest expense and penalties on income taxes as income tax expense. The Company recognized interest benefits of $2.2 million and $2.8 million during fiscal 2014 and 2013, respectively, in its consolidated statements of operations. At September 30, 2015 and 2014, the Company had no accrued interest or penalties related to unrecognized tax benefits.

Regulations and Legislation

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company's major tax jurisdictions remains open for examination for fiscal years 2010 through 2015. The Company is currently being audited by various states.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 7.3 million, 8.5 million and 4.6 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2015, 2014 and 2013, respectively, because their effect would have been antidilutive.

	Year Ended September 30,
	2015	2014	2013
	(In millions)
Numerator:
Net income	$750.7	$533.5	$462.7
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax	—	16.5	23.9
Numerator for diluted earnings per share after assumed conversions	$750.7	$550.0	$486.6
Denominator:
Denominator for basic earnings per share — weighted average common shares	366.3	340.5	322.1
Effect of dilutive securities:
Employee stock awards	3.5	3.1	4.2
Convertible senior notes	—	23.0	38.6
Denominator for diluted earnings per share — adjusted weighted average common shares	369.8	366.6	364.9

Basic net income per common share	$2.05	$1.57	$1.44
Net income per common share assuming dilution	$2.03	$1.50	$1.33

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2015, the Company had 375,847,442 shares of common stock issued and 368,647,371 shares outstanding. No shares of preferred stock were issued or outstanding. During fiscal 2015, the Board of Directors and the Company's stockholders authorized an increase of 25.0 million shares to the common stock reserved for issuance under the D.R. Horton, Inc. Stock Incentive Plan. At September 30, 2015, the Company had 40.8 million and 3.4 million shares of common stock reserved for issuance pursuant to the Stock Incentive Plan and Employee Stock Purchase Plan, respectively.

During fiscal 2014, the Company's outstanding 2% convertible senior notes were converted into 38.6 million shares of the Company's common stock. The conversion rate was 77.18004 shares of the Company's common stock per $1,000 principal amount of senior notes, which was equivalent to a conversion price of approximately $12.96 per share of common stock.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2016. All of the $100 million authorization was remaining at September 30, 2015, and no common stock has been repurchased subsequent to September 30, 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal 2015, the Board of Directors approved and paid quarterly cash dividends of $0.0625 per common share. During fiscal 2014, cash dividends of $0.0375 per common share were paid in each of the second and third quarters and a cash dividend of $0.0625 per common share was paid in the fourth quarter.

In November 2015, the Board of Directors approved a cash dividend of $0.08 per common share, payable on December 14, 2015, to stockholders of record on November 30, 2015.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $10.8 million, $8.5 million and $6.4 million of expense for matching contributions in fiscal 2015, 2014 and 2013, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $27.9 million and $24.3 million at September 30, 2015 and 2014, respectively. The Company recorded $4.4 million, $3.9 million and $3.6 million of expense for this plan in fiscal 2015, 2014 and 2013, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $41.1 million and $39.7 million at September 30, 2015 and 2014, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. In fiscal 2015, the Company recorded a reduction in expense of $1.7 million for this plan, and in fiscal 2014 and 2013, it recorded expense of $1.6 million and $0.6 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 82,446 shares for $1.7 million in fiscal 2015, 77,216 shares for $1.4 million in fiscal 2014 and 63,105 shares for $1.1 million in fiscal 2013.

Incentive Bonus Plan

The Company's Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2015, 2014 and 2013 the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company's pre-tax income. Compensation expense related to these plans was $11.8 million, $11.8 million and $9.8 million in fiscal 2015, 2014 and 2013, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Based Compensation

The Company’s Stock Incentive Plan, together with its Restricted Stock Unit Agreement, provides for the granting of stock options and restricted stock units by the Compensation Committee of the Board of Directors to executive officers, other key employees and non-management directors. Restricted stock awards may be based on performance (performance-based) or on service over a requisite time period (time-based).

The discussion that follows provides further information regarding stock options and restricted stock units granted during fiscal 2015, 2014 and 2013. At September 30, 2015, there were 25.5 million shares available for future grants under the Stock Incentive Plan.

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2015 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The following table provides additional information related to stock option activity during fiscal 2015, 2014 and 2013.

	Year Ended September 30,
	2015		2014		2013
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	19,478,811	$17.37	18,962,536	$15.91	17,580,031	$14.24
Granted	—	—	3,856,166	23.85	3,676,000	23.80
Exercised	(3,636,655)	28.75	(2,687,724)	16.30	(1,785,412)	16.00
Cancelled or expired	(504,500)	19.89	(652,167)	17.68	(508,083)	14.66
Outstanding at end of year	15,337,656	$17.50	19,478,811	$17.37	18,962,536	$15.91
Exercisable at end of year	6,859,889	$16.51	7,207,978	$16.27	6,626,337	$16.83

The aggregate intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $44.6 million, $18.0 million and $14.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2015 was $182.0 million and $88.2 million, respectively. Exercise prices for options outstanding at September 30, 2015 ranged from $9.03 to $29.44. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2015 were 5.4 years and 4.7 years, respectively.

The Company did not grant stock options during fiscal 2015. There were approximately 520 recipients of the 2014 stock option grants and 500 recipients of the 2013 stock option grants. The stock options granted in fiscal 2014 and 2013 vest over periods of 2 to 5 years and expire 10 years after the dates on which they were granted.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company measures and recognizes compensation expense for stock options at an amount equal to the fair value of the options. The weighted average fair value of options granted in fiscal 2014 and 2013 was $11.21 per share and $10.92 per share, respectively. The fair values of the options were determined on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended September 30,
	2015	2014	2013
Risk free interest rate	—	2.01%	1.13%
Expected life (in years)	—	6.48	6.46
Expected volatility	—	48.80%	49.30%
Expected dividend yield	—	0.63%	0.63%

For fiscal 2015, 2014 and 2013, compensation expense related to stock options was $28.9 million, $25.5 million and $18.6 million, respectively. At September 30, 2015, there was $47.5 million of unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.5 years.

Performance-Based Restricted Stock Units (RSUs)

The Company granted performance-based RSUs to certain executive officers during fiscal 2015, 2014 and 2013 that vest at the end of a three-year performance period. These performance-based awards are accounted for as either liability awards or equity awards depending on the specific terms of each award.

Performance-Based RSU Liability Awards — During fiscal 2014 and 2013, performance-based RSU liability awards were granted to the Company's Chairman and its former Chief Executive Officer. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. The earned awards will have a value equal to the number of earned units multiplied by the closing price of the Company's common stock at the end of the respective performance period and may be paid in cash, equity or a combination of both at the discretion of the Compensation Committee. The Compensation Committee also has the discretion to reduce the final payout from the amount earned. Compensation expense related to these grants is based on the Company's performance against the peer group, the elapsed portion of the performance period and the Company's stock price at the end of the period. At September 30, 2015 and 2014, the Company's liability for these awards was $20.5 million and $7.5 million, respectively.

Performance-Based RSU Equity Awards — During fiscal 2015, performance-based RSU equity awards were granted to the Company's Chairman, its Chief Executive Officer and its Chief Operating Officer. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each of these performance-based RSUs represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2015.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2015	2014	2013
				(In millions)
November 2012	September 2015	350,000	$22.15	$7.7	$2.2	$2.7
November 2013	September 2016	350,000	19.64	5.2	2.6	—
November 2014	September 2017	290,000	23.62	3.4	—	—
				$16.3	$4.8	$2.7

Based on the achievement of performance criteria, 429,174 performance-based RSUs related to the awards granted in November 2012 were earned and vested on September 30, 2015. In November 2015, the Compensation Committee approved the payout of these performance-based RSUs in the form of 429,174 shares of common stock to satisfy the award.

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2015, approximately 2.0 million time-based RSUs were granted to the Company's executive officers, other key employees and non-management directors (collectively, approximately 580 recipients). RSUs generally result in less dilution to shareholders than stock options, which have been granted to key employees in the past. RSUs also provide an immediate, tangible value to the recipient and better diversification than stock options alone, which promotes the retention of key employees over the multi-year vesting period. The weighted average grant date fair value of these equity awards on the date of grant was $26.02 per unit, and they vest annually in equal installments over periods of three to five years.

During fiscal 2014 and 2013, awards of 6,667 and 33,333 time-based RSUs, respectively, were granted to non-management directors. The fair value of these equity awards on the date of grant was $21.58 per unit and $21.49 per unit for the fiscal 2014 and 2013 awards, respectively, and they vest in annual installments over one to three-year periods ending in January 2017 and January 2016, respectively.

The following table provides additional information related to time-based RSU activity during fiscal 2015.

	Year Ended September 30, 2015
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	26,668	$21.49
Granted	2,036,900	26.02
Vested	(12,221)	21.48
Cancelled	(73,085)	26.06
Outstanding at end of year	1,978,262	$25.60

For fiscal 2015, 2014 and 2013, the Company's compensation expense related to time-based RSUs was $9.4 million, $0.3 million and $0.2 million, respectively and at September 30, 2015, there was $36.4 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 4.2 years.

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

Changes in the Company’s warranty liability during fiscal 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Warranty liability, beginning of year	$65.7	$56.9
Warranties issued	47.2	34.6
Changes in liability for pre-existing warranties	5.6	8.3
Settlements made	(36.5)	(34.1)
Warranty liability, end of year	$82.0	$65.7

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $451.0 million and $456.9 million at September 30, 2015 and 2014, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both September 30, 2015 and 2014, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $43.4 million, $18.9 million and $19.3 million in fiscal 2015, 2014 and 2013, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2015, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims decreased from $456.9 million at September 30, 2014 to $451.0 million at September 30, 2015 due to payments made for legal claims during the period, net of reimbursements received from subcontractors, partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during fiscal 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Reserves for legal claims, beginning of year	$456.9	$482.0
Increase (decrease) in reserves	44.0	(3.0)
Payments	(49.9)	(22.1)
Reserves for legal claims, end of year	$451.0	$456.9

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company's general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2005 through 2015, the Company is self-insured for the first $10.0 million to $17.5 million of aggregate completed operations indemnity claims incurred, depending on the policy year. After the aggregate self-insurance limits have been satisfied, the Company's excess loss insurance coverage begins. However, the Company must still pay $0.25 million of any indemnity claims and a portion of the legal fees incurred for each claim occurrence. For policy years 2014, 2015 and 2016, the Company is self-insured for the first $15.0 million of aggregate completed operations indemnity claims incurred.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary, and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year and for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of excess loss insurance coverage with a third-party insurer. For policy years 2014, 2015 and 2016, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence.

The Company is self-insured for the deductible amounts under its workers' compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2014, 2015 and 2016 policy years is $0.5 million per occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $126.5 million and $138.4 million at September 30, 2015 and 2014, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2015, the Company had total deposits of $79.1 million, consisting of cash deposits of $74.3 million and promissory notes and letters of credit of $4.8 million, to purchase land and lots with a total remaining purchase price of approximately $2.2 billion. A limited number of the land and lot option purchase contracts at September 30, 2015, representing $25.9 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Other Commitments

At September 30, 2015, the Company had outstanding surety bonds of $1.0 billion and letters of credit of $113.0 million to secure performance under various contracts. Of the total letters of credit, $109.9 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $3.1 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2015, the future minimum annual lease payments under these agreements are as follows (in millions):

2016	$14.3
2017	7.0
2018	3.8
2019	2.0
2020	1.1
Thereafter	0.2
$28.4

Rent expense was $22.4 million, $19.3 million and $18.1 million for fiscal 2015, 2014 and 2013, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Insurance receivables	$126.5	$138.4
Earnest money and refundable deposits	137.2	113.3
Accounts and notes receivable	49.2	38.6
Prepaid assets	40.9	38.3
Rental properties	47.1	48.7
Debt securities collateralized by residential real estate	33.9	20.8
Other assets	21.4	25.9
	$456.2	$424.0

The prepaid assets balances above reflect the Company's adoption of ASU 2015-03, as described in Note A. Debt issuance costs that were reclassified from prepaid assets to reduce the carrying amounts of the senior notes totaled $17.3 million and $17.1 million at September 30, 2015 and 2014, respectively.

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2015 and 2014 were as follows:

	September 30,
	2015	2014
	(In millions)
Reserves for legal claims	$451.0	$456.9
Employee compensation and related liabilities	172.7	150.8
Warranty liability	82.0	65.7
Accrued interest	30.7	29.1
Federal and state income tax liabilities	36.1	12.8
Inventory related accruals	30.0	36.1
Homebuyer deposits	58.9	49.5
Accrued property taxes	32.0	29.1
Other liabilities	35.8	45.0
	$929.2	$875.0

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and 2014, and the changes in the fair value of the Level 3 assets during fiscal 2015 and 2014.

		Fair Value at September 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$33.9	$33.9
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	617.1	13.9	631.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.6	—	3.6
Forward sales of MBS	Other liabilities	—	(6.0)	—	(6.0)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

		Fair Value at September 30, 2014
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$20.8	$20.8
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	464.9	12.0	476.9
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	2.4	—	2.4
Forward sales of MBS	Other liabilities	—	(1.9)	—	(1.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.1)	—	(0.1)

	Level 3 Assets at Fair Value for the Year Ended September 30, 2015
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at September 30, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$(1.4)	$14.8	$—	$(0.3)	$—	$33.9
Mortgage loans held for sale (b)	12.0	0.5	—	(3.3)	—	4.7	13.9

	Level 3 Assets at Fair Value for the Year Ended September 30, 2014
	Balance at September 30, 2013	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at September 30, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.3	$0.5	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	5.7	0.8	—	(0.8)	—	6.3	12.0

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company plans to develop the property to build and sell homes and intends to sell the debt securities to a third party in the future. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of the securities was determined by estimating the expected proceeds upon their eventual sale. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at September 30, 2015 includes $13.9 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2015 and 2014:

		Fair Value at September 30, 2015	Fair Value at September 30, 2014
	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$10.1	$19.2
Inventory available for sale (a) (c)	Inventories	2.8	8.2
Financial Services:
Other mortgage loans (a) (d)	Other assets	15.2	16.0
Real estate owned (a) (d)	Other assets	0.5	0.5
___________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2015 and 2014:

	Carrying Value	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,355.9	$1,355.9	$—	$—	$1,355.9
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,325.5	—	3,405.9	—	3,405.9
Other secured notes (a)	8.1	—	—	8.1	8.1
Financial Services:
Cash and cash equivalents (a)	27.9	27.9	—	—	27.9
Mortgage repurchase facility (a)	477.9	—	—	477.9	477.9

	Carrying Value	Fair Value at September 30, 2014
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$632.5	$632.5	$—	$—	$632.5
Restricted cash (a)	10.0	10.0	—	—	10.0
Revolving credit facility (a)	300.0	—	—	300.0	300.0
Senior notes (b)	2,983.1	—	3,033.8	—	3,033.8
Other secured notes (a)	23.4	—	—	23.4	23.4
Financial Services:
Cash and cash equivalents (a)	29.3	29.3	—	—	29.3
Mortgage repurchase facility (a)	359.2	—	—	359.2	359.2
___________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – RELATED PARTY TRANSACTIONS

In September 2015, the Company sold 177,000 acres of ranch land in New Mexico and all related assets, including the livestock grazing rights under long-term leases on approximately 114,000 acres of land, to Donald R. Horton, its Chairman, for $56.0 million in cash. The Company recognized a gain of $2.3 million related to the sale. The transaction was approved by the Board of Directors, with Mr. Horton abstaining.

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations were (in millions, except per share amounts):

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,302.6	$2,398.0	$2,950.8	$3,172.5
Inventory and land option charges	6.0	12.5	15.4	26.3
Gross profit	438.6	446.5	556.0	582.3
Income before income taxes	220.7	230.1	333.8	338.8
Income tax expense	78.2	82.2	112.4	99.9
Net income	142.5	147.9	221.4	238.9
Basic net income per common share	0.39	0.40	0.60	0.65
Net income per common share assuming dilution	0.39	0.40	0.60	0.64

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,670.6	$1,735.0	$2,147.0	$2,472.3
Inventory and land option charges	2.6	4.4	56.8	21.3
Gross profit	362.0	376.8	377.4	473.7
Income before income taxes	189.7	201.9	171.8	250.8
Income tax expense	66.5	70.9	58.7	84.5
Net income	123.2	131.0	113.1	166.3
Basic net income per common share	0.38	0.40	0.32	0.46
Net income per common share assuming dilution	0.36	0.38	0.32	0.45

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

In the fourth quarter of fiscal 2015, income before income taxes was reduced by a goodwill impairment charge of $9.8 million and income tax expense was reduced by $17.5 million due to a reduction of the Company's deferred tax asset valuation allowance.

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

Consolidating Balance Sheet
September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,217.7	$94.6	$71.5	$—	$1,383.8
Restricted cash	7.4	2.3	—	—	9.7
Investments in subsidiaries	3,479.7	—	—	(3,479.7)	—
Inventories	2,597.3	5,184.3	25.4	—	7,807.0
Deferred income taxes	179.9	373.0	5.2	—	558.1
Property and equipment, net	54.6	52.7	36.7	—	144.0
Other assets	199.5	240.4	90.3	—	530.2
Mortgage loans held for sale	—	—	631.0	—	631.0
Goodwill	—	87.2	—	—	87.2
Intercompany receivables	1,932.2	—	—	(1,932.2)	—
Total Assets	$9,668.3	$6,034.5	$860.1	$(5,411.9)	$11,151.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$447.2	$872.8	$124.1	$—	$1,444.1
Intercompany payables	—	1,856.7	75.5	(1,932.2)	—
Notes payable	3,326.8	6.8	477.9	—	3,811.5
Total Liabilities	3,774.0	2,736.3	677.5	(1,932.2)	5,255.6
Total stockholders’ equity	5,894.3	3,298.2	181.5	(3,479.7)	5,894.3
Noncontrolling interests	—	—	1.1	—	1.1
Total Equity	5,894.3	3,298.2	182.6	(3,479.7)	5,895.4
Total Liabilities & Equity	$9,668.3	$6,034.5	$860.1	$(5,411.9)	$11,151.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$497.4	$89.5	$74.9	$—	$661.8
Restricted cash	6.8	2.1	1.1	—	10.0
Investments in subsidiaries	2,878.2	—	—	(2,878.2)	—
Inventories	2,675.9	5,014.3	10.3	—	7,700.5
Deferred income taxes	189.9	364.4	10.7	—	565.0
Property and equipment, net	51.9	49.1	89.8	—	190.8
Other assets	145.9	250.8	88.9	—	485.6
Mortgage loans held for sale	—	—	476.9	—	476.9
Goodwill	—	94.8	—	—	94.8
Intercompany receivables	2,364.2	—	—	(2,364.2)	—
Total Assets	$8,810.2	$5,865.0	$752.6	$(5,242.4)	$10,185.4
LIABILITIES & EQUITY
Accounts payable and other liabilities	$409.8	$853.3	$136.9	$—	$1,400.0
Intercompany payables	—	2,282.2	82.0	(2,364.2)	—
Notes payable	3,284.6	3.4	377.7	—	3,665.7
Total Liabilities	3,694.4	3,138.9	596.6	(2,364.2)	5,065.7
Total stockholders’ equity	5,115.8	2,726.1	152.1	(2,878.2)	5,115.8
Noncontrolling interests	—	—	3.9	—	3.9
Total Equity	5,115.8	2,726.1	156.0	(2,878.2)	5,119.7
Total Liabilities & Equity	$8,810.2	$5,865.0	$752.6	$(5,242.4)	$10,185.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$3,334.6	$7,224.4	$—	$—	$10,559.0
Cost of sales	2,698.1	5,834.3	3.3	—	8,535.7
Gross profit (loss)	636.5	1,390.1	(3.3)	—	2,023.3
Selling, general and administrative expense	461.2	538.8	13.6	—	1,013.6
Goodwill impairment	—	9.8	—	—	9.8
Equity in (income) of subsidiaries	(945.9)	—	—	945.9	—
Other (income)	(2.2)	(4.9)	(11.3)	—	(18.4)
Homebuilding pre-tax income (loss)	1,123.4	846.4	(5.6)	(945.9)	1,018.3
Financial Services:
Revenues	—	—	265.0	—	265.0
General and administrative expense	—	—	172.4	—	172.4
Interest and other (income)	—	—	(12.5)	—	(12.5)
Financial services pre-tax income	—	—	105.1	—	105.1
Income before income taxes	1,123.4	846.4	99.5	(945.9)	1,123.4
Income tax expense	372.7	277.2	37.4	(314.6)	372.7
Net income	$750.7	$569.2	$62.1	$(631.3)	$750.7
Comprehensive income	$750.7	$568.4	$62.1	$(631.3)	$749.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,547.4	$5,299.9	$11.2	$—	$7,858.5
Cost of sales	2,038.0	4,222.5	8.1	—	6,268.6
Gross profit	509.4	1,077.4	3.1	—	1,589.9
Selling, general and administrative expense	388.3	433.0	12.9	—	834.2
Equity in (income) of subsidiaries	(691.8)	—	—	691.8	—
Other (income)	(1.3)	(3.3)	(8.5)	—	(13.1)
Homebuilding pre-tax income (loss)	814.2	647.7	(1.3)	(691.8)	768.8
Financial Services:
Revenues	—	—	166.4	—	166.4
General and administrative expense	—	—	131.2	—	131.2
Interest and other (income)	—	—	(10.2)	—	(10.2)
Financial services pre-tax income	—	—	45.4	—	45.4
Income before income taxes	814.2	647.7	44.1	(691.8)	814.2
Income tax expense	280.7	222.1	16.6	(238.7)	280.7
Net income	$533.5	$425.6	$27.5	$(453.1)	$533.5
Comprehensive income	$533.5	$425.9	$27.5	$(453.1)	$533.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2013

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,981.6	$4,094.1	$10.2	$—	$6,085.9
Cost of sales	1,563.1	3,279.9	10.5	—	4,853.5
Gross profit (loss)	418.5	814.2	(0.3)	—	1,232.4
Selling, general and administrative expense	302.1	341.1	6.7	—	649.9
Equity in (income) of subsidiaries	(542.5)	—	—	542.5	—
Interest expense	5.1	—	—	—	5.1
Other (income)	(4.0)	(3.7)	(7.2)	—	(14.9)
Homebuilding pre-tax income	657.8	476.8	0.2	(542.5)	592.3
Financial Services:
Revenues	—	—	173.4	—	173.4
General and administrative expense	—	—	116.4	—	116.4
Interest and other (income)	—	—	(8.5)	—	(8.5)
Financial services pre-tax income	—	—	65.5	—	65.5
Income before income taxes	657.8	476.8	65.7	(542.5)	657.8
Income tax expense	195.1	126.9	18.7	(145.6)	195.1
Net income	$462.7	$349.9	$47.0	$(396.9)	$462.7
Comprehensive income	$462.5	$351.8	$47.0	$(396.9)	$464.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$308.2	$530.1	$(106.3)	$(31.6)	$700.4
INVESTING ACTIVITIES
Purchases of property and equipment	(24.5)	(24.8)	(6.8)	—	(56.1)
Proceeds from the sale of property and equipment to a related party	56.0	—	—	—	56.0
Increase in restricted cash	(0.4)	(0.3)	—	—	(0.7)
Net principal increase of other mortgage loans and real estate owned	—	—	(8.9)	—	(8.9)
Purchases of debt securities collateralized by residential real estate	(14.8)	—	—	—	(14.8)
Intercompany advances	444.7	—	—	(444.7)	—
Payments related to acquisition of a business	(70.9)	—	—	—	(70.9)
Net cash provided by (used in) investing activities	390.1	(25.1)	(15.7)	(444.7)	(95.4)
FINANCING ACTIVITIES
Proceeds from notes payable	1,472.0	—	118.7	—	1,590.7
Repayment of notes payable	(1,432.5)	(6.3)	(17.4)	—	(1,456.2)
Intercompany advances	—	(493.6)	48.9	444.7	—
Proceeds from stock associated with certain employee benefit plans	61.8	—	—	—	61.8
Excess income tax benefit from employee stock awards	12.3	—	—	—	12.3
Cash dividends paid	(91.6)	—	(31.6)	31.6	(91.6)
Net cash provided by (used in) financing activities	22.0	(499.9)	118.6	476.3	117.0
Increase (decrease) in cash and cash equivalents	720.3	5.1	(3.4)	—	722.0
Cash and cash equivalents at beginning of year	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of year	$1,217.7	$94.6	$71.5	$—	$1,383.8

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2015, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2015:

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	18,305,918	(1)	$14.66	(2)	28,885,783	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	18,305,918		$14.66		28,885,783
______________

(1)
Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted to certain executive officers, other key employees and non-management directors.

(2)	Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.

(3)
Amount includes 3,416,259 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 82,446 shares of common stock in fiscal 2015.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference.

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
4.26
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (48)

4.27
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.750% Senior Notes Due 2019 issued by the Registrant (61)

4.28
Eighth Supplemental Indenture, dated as of February 9, 2015, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.000% Senior Notes Due 2020 issued by the Registrant (67)

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (13)

Exhibit Number		Exhibit

10.2	†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (14)
10.3	†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (15)
10.4	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (16)
10.5	†	D.R. Horton, Inc. 2006 Stock Incentive Plan (35)
10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (54)
10.7	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (66)
10.8	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (37)
10.9	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (38)
10.10	†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (40)
10.11	†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant's 2006 Stock Incentive Plan (42)
10.12	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (55)
10.13	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (1)
10.14	†	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (49)
10.15	†	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (65)
10.16	†	Form of Time Based Restricted Stock Unit Agreement (Employees) pursuant to the Registrant's 2006 Stock Incentive Plan, as amended and restated (70)
10.17	†	Form of Stock Award Agreement pursuant to the Registrant's 2006 Stock Incentive Plan (56)
10.18	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (17)
10.19	†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (18)
10.20	†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (50)
10.21	†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (19)
10.22	†	D.R. Horton, Inc. 2008 Performance Unit Plan (44)
10.23	†	Form of Performance Unit Award pursuant to the Registrant's 2008 Performance Unit Plan (25)
10.24	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2015) (31)
10.25	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2016) (43)
10.26	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2015) (32)

Exhibit Number		Exhibit

10.27	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2016) (52)
10.28	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2015) (33)
10.29	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2016) (53)
10.30	†	Consulting Agreement between Registrant and Donald J. Tomnitz (63)
10.31	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (51)
10.32		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (21)
10.33		Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (59)
10.34		Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (41)
10.35		Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (47)
10.36		Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (64)
10.37		Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (69)
10.38
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (45)

10.39		Second Amendment to Amended and Restated Master Repurchase Agreement, dated February 28, 2014, among DHI Mortgage Company, Ltd., U.S. Bank National Association, and all other buyers (62)
10.40
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (68)

10.41
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (46)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (*)
14.1		Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1		Subsidiaries of D.R. Horton, Inc. (*)
23.1		Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas (*)
31.1		Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
31.2		Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
32.1		Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Executive Officer (*)

Exhibit Number	Exhibit

32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant's Chief Financial Officer (*)
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2015, filed on November 18, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

_____________________
*    Filed herewith.
**    Posted to the Registrant's website at www.drhorton.com under the Investors and Corporate Governance links.
†    Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.
(2)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated July 30, 2009, filed with the SEC on August 5, 2009.
(5)	Incorporated herein by reference from Exhibit 4.1(a) to the Registrant's Registration Statement on Form S-3 (No. 333-27521), filed with the SEC on May 21, 1997.
(6)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the SEC on December 8, 1997.
(7)	Incorporated herein by reference from Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.
(8)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with SEC on May 14, 1998.
(9)	Incorporated herein by reference from Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the SEC on December 10, 1998.
(10)	Incorporated herein by reference from Exhibit 4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, filed with the SEC on December 10, 1999.
(11)	Incorporated herein by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000.
(12)	Incorporated herein by reference from Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
(13)
Incorporated herein by reference from Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001.

(14)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002.
(15)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002.
(16)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.
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

(19)	Incorporated herein by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.
(20)	Incorporated herein by reference from Exhibit 4.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.
(21)	Incorporated herein by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.
(22)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(23)	Incorporated herein by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(24)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 13, 2009, filed with the SEC on May 14, 2009.
(25)
Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant's Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(26)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 6, 2004, filed with the SEC on July 9, 2004.
(27)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 14, 2004, filed with the SEC on September 17, 2004.
(28)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 8, 2004, filed with the SEC on December 14, 2004.
(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated February 4, 2005, filed with the SEC on February 10, 2005.
(30)	Incorporated herein by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(31)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(32)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(33)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(34)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(35)	Incorporated herein by reference from Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(36)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated April 11, 2006, filed with the SEC on April 13, 2006.
(37)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(38)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(39)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on June 13, 2006.
(40)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(41)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.
(42)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(43)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(44)	Incorporated herein by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.
(45)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.
(46)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(47)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013.
(48)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013.
(49)	Incorporated herein by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.
(50)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(51)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(52)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(53)	Incorporated herein by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(54)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.
(55)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.

(56)	Incorporated herein by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(57)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(58)	Incorporated herein by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(59)	Incorporated herein by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012.
(60)	Incorporated herein by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012.
(61)	Incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014.
(62)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014.
(63)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 29, 2014, filed with the SEC on October 3, 2014.
(64)	Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014.
(65)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(66)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015.
(67)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2015, filed with the SEC on February 9, 2015.
(68)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(69)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 26, 2015, filed with the SEC on August 27, 2015.
(70)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 18, 2015	By: /s/ Bill W. Wheat
Bill W. Wheat Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 18, 2015
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 18, 2015
Bill W. Wheat

/s/ Donald R. Horton	Chairman of the Board and Director	November 18, 2015
Donald R. Horton

/s/ Barbara K. Allen	Director	November 18, 2015
Barbara K. Allen

/s/ Bradley S. Anderson	Director	November 18, 2015
Bradley S. Anderson

/s/ Michael R. Buchanan	Director	November 18, 2015
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 18, 2015
Michael W. Hewatt