Form 10-Q
period 2015-12-31
HORTON D R INC /DE/
filed 2016-01-28
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Common stock, $.01 par value – 369,768,662 shares as of January 20, 2016

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,245.7	$1,355.9
Restricted cash	9.7	9.7
Inventories:
Construction in progress and finished homes	3,792.6	3,501.2
Residential land and lots — developed and under development	4,072.6	4,065.3
Land held for development	185.4	202.3
Land held for sale	37.6	38.2
	8,088.2	7,807.0
Deferred income taxes, net of valuation allowance of $10.1 million at December 31, 2015 and September 30, 2015	542.2	558.1
Property and equipment, net	147.6	144.0
Other assets	434.3	456.2
Goodwill	87.2	87.2
	10,554.9	10,418.1
Financial Services:
Cash and cash equivalents	23.0	27.9
Mortgage loans held for sale	524.4	631.0
Other assets	77.2	74.0
	624.6	732.9
Total assets	$11,179.5	$11,151.0
LIABILITIES
Homebuilding:
Accounts payable	$415.6	$473.0
Accrued expenses and other liabilities	935.3	929.2
Notes payable	3,337.2	3,333.6
	4,688.1	4,735.8
Financial Services:
Accounts payable and other liabilities	33.8	41.9
Mortgage repurchase facility	397.1	477.9
	430.9	519.8
Total liabilities	5,119.0	5,255.6
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 376,927,248 shares issued and 369,727,177 shares outstanding at December 31, 2015 and 375,847,442 shares issued and 368,647,371 shares outstanding at September 30, 2015	3.8	3.8
Additional paid-in capital	2,769.6	2,733.8
Retained earnings	3,417.7	3,289.6
Treasury stock, 7,200,071 shares at December 31, 2015 and September 30, 2015, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	2.6	1.4
Stockholders’ equity	6,059.4	5,894.3
Noncontrolling interests	1.1	1.1
Total equity	6,060.5	5,895.4
Total liabilities and equity	$11,179.5	$11,151.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2015	2014
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$2,340.9	$2,240.7
Land/lot sales and other	20.2	12.3
	2,361.1	2,253.0
Cost of sales:
Home sales	1,874.3	1,798.1
Land/lot sales and other	15.9	10.3
Inventory and land option charges	2.0	6.0
	1,892.2	1,814.4
Gross profit:
Home sales	466.6	442.6
Land/lot sales and other	4.3	2.0
Inventory and land option charges	(2.0)	(6.0)
	468.9	438.6
Selling, general and administrative expense	243.3	238.0
Other (income)	(3.4)	(5.5)
Homebuilding pre-tax income	229.0	206.1
Financial Services:
Revenues	55.3	49.6
General and administrative expense	46.1	37.8
Interest and other (income)	(3.1)	(2.8)
Financial services pre-tax income	12.3	14.6
Income before income taxes	241.3	220.7
Income tax expense	83.6	78.2
Net income	$157.7	$142.5
Other comprehensive income, net of income tax:
Unrealized gain related to debt securities collateralized by residential real estate	1.2	—
Comprehensive income	$158.9	$142.5

Basic net income per common share	$0.43	$0.39
Net income per common share assuming dilution	$0.42	$0.39
Cash dividends declared per common share	$0.08	$0.0625

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2015	2014
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$157.7	$142.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13.6	12.3
Amortization of discounts and fees	1.4	1.3
Stock based compensation expense	10.4	11.4
Excess income tax benefit from employee stock awards	(2.2)	(1.2)
Deferred income taxes	13.4	12.3
Inventory and land option charges	2.0	6.0
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(290.3)	(179.5)
Decrease (increase) in residential land and lots – developed, under development, held for development and held for sale	8.4	(110.8)
Decrease (increase) in other assets	30.2	(2.9)
Decrease in mortgage loans held for sale	106.6	23.1
Decrease in accounts payable, accrued expenses and other liabilities	(52.7)	(43.5)
Net cash used in operating activities	(1.5)	(129.0)
INVESTING ACTIVITIES
Purchases of property and equipment	(20.1)	(11.3)
Decrease in restricted cash	—	0.4
Net principal increase of other mortgage loans and real estate owned	(2.1)	(3.0)
Net cash used in investing activities	(22.2)	(13.9)
FINANCING ACTIVITIES
Proceeds from notes payable	—	490.0
Repayment of notes payable	(81.0)	(450.9)
Proceeds from stock associated with certain employee benefit plans	17.0	4.6
Excess income tax benefit from employee stock awards	2.2	1.2
Cash dividends paid	(29.6)	(22.8)
Net cash (used in) provided by financing activities	(91.4)	22.1
DECREASE IN CASH AND CASH EQUIVALENTS	(115.1)	(120.8)
Cash and cash equivalents at beginning of period	1,383.8	661.8
Cash and cash equivalents at end of period	$1,268.7	$541.0
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$2.9	$5.5
Stock issued under employee incentive plans	$8.1	$8.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2015

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are collectively referred to as the Company, unless the context otherwise requires). All intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to present fairly the results for the interim periods shown, including normal recurring accruals and other items. These financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company's captive insurance subsidiary, which are expected to be used to fund the subsidiary's operations and pay future anticipated legal claims, were $41.2 million and $40.5 million at December 31, 2015 and September 30, 2015, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors,” which was revised in August 2014. ASU 2014-04 applies to all creditors who obtain physical possession of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The guidance clarifies when an in-substance repossession or foreclosure of the property has occurred and helps determine when a creditor should derecognize a loan receivable and recognize real estate property. ASU 2014-14 applies to creditors that hold government-guaranteed mortgage loans and requires that these loans, including those guaranteed by the Federal Housing Administration (FHA) and Veterans Affairs (VA), be derecognized and that a separate receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The guidance was effective for the Company beginning October 1, 2015 and did not have an impact on its consolidated financial position, results of operations or cash flows.

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
December 31, 2015

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

The Company’s financial services segment primarily provides mortgage financing and title agency services to homebuyers in many of the Company's homebuilding markets. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. The financial services segment primarily generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

The Company’s 39 homebuilding operating divisions and its financial services operations are its operating segments. The homebuilding operating segments are aggregated into six reporting segments and the financial services operating segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015. Financial information relating to the Company's reporting segments is as follows:

	Three Months Ended December 31,
	2015	2014
	(In millions)
Revenues
Homebuilding revenues:
East	$298.1	$298.7
Midwest	123.3	130.0
Southeast	711.6	619.4
South Central	612.6	579.7
Southwest	73.9	75.4
West	541.6	549.8
Homebuilding revenues	2,361.1	2,253.0
Financial services revenues	55.3	49.6
Total revenues	$2,416.4	$2,302.6
Inventory Impairments
East	$—	$—
Midwest	—	—
Southeast	0.2	—
South Central	—	—
Southwest	—	—
West	0.3	3.8
Total inventory impairments	$0.5	$3.8
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$27.7	$26.3
Midwest	7.0	4.8
Southeast	76.9	58.0
South Central	64.7	61.2
Southwest	2.7	1.9
West	50.0	53.9
Homebuilding pre-tax income	229.0	206.1
Financial services pre-tax income	12.3	14.6
Income before income taxes	$241.3	$220.7
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

	December 31, 2015	September 30, 2015
	(In millions)
Homebuilding Inventories (1)
East	$812.1	$817.3
Midwest	486.9	474.5
Southeast	1,931.5	1,876.7
South Central	1,999.6	1,909.0
Southwest	334.1	312.4
West	2,261.0	2,165.3
Corporate and unallocated (2)	263.0	251.8
Total homebuilding inventories	$8,088.2	$7,807.0
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At December 31, 2015, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $249.3 million and recorded impairment charges of $0.5 million during the three months ended December 31, 2015 to reduce the carrying value of impaired communities to their estimated fair value. There were $3.8 million of impairment charges recorded in the three months ended December 31, 2014.

During the three months ended December 31, 2015 and 2014, the Company wrote off $1.5 million and $2.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts and debt issuance costs, consist of the following:

	December 31, 2015	September 30, 2015
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
5.625% senior notes due 2016	170.2	170.1
6.5% senior notes due 2016	372.6	372.5
4.75% senior notes due 2017	348.9	348.7
3.625% senior notes due 2018	398.4	398.2
3.75% senior notes due 2019	497.4	497.3
4.0% senior notes due 2020	496.6	496.4
4.375% senior notes due 2022	347.5	347.4
4.75% senior notes due 2023	297.9	297.9
5.75% senior notes due 2023	397.1	397.0
Other secured notes	10.6	8.1
	$3,337.2	$3,333.6
Financial Services:
Mortgage repurchase facility, maturing 2016	$397.1	$477.9

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $16.3 million and $17.3 million at December 31, 2015 and September 30, 2015, respectively.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At December 31, 2015, there were no borrowings outstanding and $103.9 million of letters of credit issued under the revolving credit facility.

The Company's revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company's ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2015, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2016, the Company repaid the remaining $170.2 million principal amount of its 5.625% senior notes which were due on that date.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $500 million of the Company's debt securities effective through July 31, 2016. All of the $500 million authorization was remaining at December 31, 2015.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $400 million; however, the capacity can be increased, without requiring additional commitments, to $450 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. Additionally, the capacity of the facility can be increased to $550 million subject to the availability of additional commitments. The Company is currently in discussions with its lenders and expects to renew and extend the term of the facility on similar terms prior to its February 26, 2016 maturity date.

As of December 31, 2015, $472.2 million of mortgage loans held for sale with a collateral value of $456.1 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $59.0 million, DHI Mortgage had an obligation of $397.1 million outstanding under the mortgage repurchase facility at December 31, 2015 at a 2.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first quarter of fiscal 2016 and in fiscal 2015, the Company's active inventory has exceeded its debt level, and all interest incurred has been capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
	(In millions)
Capitalized interest, beginning of period	$208.0	$198.5
Interest incurred (1)	42.2	40.4
Interest expensed:
Charged to cost of sales	(35.2)	(33.6)
Written off with inventory impairments	—	(0.1)
Capitalized interest, end of period	$215.0	$205.2
_______________

(1)	Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.6 million in both the three months ended December 31, 2015 and 2014.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2015, mortgage loans held for sale had an aggregate fair value of $524.4 million and an aggregate outstanding principal balance of $511.6 million. At September 30, 2015, mortgage loans held for sale had an aggregate fair value of $631.0 million and an aggregate outstanding principal balance of $608.9 million. During the three months ended December 31, 2015 and 2014, mortgage loans originated totaled $1.1 billion and $1.0 billion, respectively, and mortgage loans sold totaled $1.2 billion and $1.1 billion, respectively. The Company had gains on sales of loans and servicing rights of $37.2 million during the three months ended December 31, 2015, compared to $32.7 million in the prior year period. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 72% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2015 were sold to three major financial entities, one of which purchased 27% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three months ended December 31, 2015 and 2014 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At December 31, 2015 and September 30, 2015, the Company's mortgage loans held for sale that were not committed to third-party purchasers totaled $373.5 million and $385.3 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $372.7 million and $383.8 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At December 31, 2015 and September 30, 2015, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	December 31, 2015	September 30, 2015
	(In millions)
Other mortgage loans	$50.3	$49.0
Real estate owned	0.3	0.6
	$50.6	$49.6

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015	September 30, 2015
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.9	$1.5
Real estate owned	0.1	0.1
Loan repurchase and settlement obligations – known and expected	9.3	9.8
	$11.3	$11.4

Other mortgage loans and real estate owned net of the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2015 and September 30, 2015, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $372.9 million and $370.9 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At December 31, 2015 and September 30, 2015, the notional amount of best-efforts whole loan delivery commitments totaled $32.6 million and $37.7 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $301.3 million and $297.2 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2015 and 2014 was $83.6 million and $78.2 million, respectively. The effective tax rate was 34.6% for the three months ended December 31, 2015, compared to 35.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a tax benefit related to the retroactive application of new tax legislation.

At December 31, 2015 and September 30, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $552.3 million and $568.2 million, respectively, partially offset by a valuation allowance of $10.1 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company's deferred tax assets.

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards and tax credit carryforwards. The Company believes it is more likely than not that a portion of its state NOL carryforwards and state tax credit carryforwards will not be realized because some state NOL and tax credit carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards and state tax credit carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.9 million shares of common stock were excluded from the computation of diluted earnings per share for the 2014 period because their effect would have been antidilutive.

	Three Months Ended December 31,
	2015	2014
	(In millions)
Numerator:
Net income	$157.7	$142.5
Denominator:
Denominator for basic earnings per share — weighted average common shares	369.3	364.9
Effect of dilutive securities:
Employee stock awards	4.2	3.2
Denominator for diluted earnings per share — adjusted weighted average common shares	373.5	368.1

Basic net income per common share	$0.43	$0.39
Net income per common share assuming dilution	$0.42	$0.39

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2016. All of the $100 million authorization was remaining at December 31, 2015, and no common stock has been repurchased subsequent to December 31, 2015.

During the three months ended December 31, 2015, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on December 14, 2015 to stockholders of record on November 30, 2015. In January 2016, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on February 17, 2016 to stockholders of record on February 5, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Units (RSUs)

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units by the Compensation Committee of the Board of Directors to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based).

In November 2015, a total of 330,000 performance-based RSU equity awards were granted to the Company's Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2018. The number of units that ultimately vest depends on the Company's relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each performance-based RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The fair value of these equity awards on the date of grant was $30.81 per unit. Compensation expense related to these grants was $1.1 million for the three months ended December 31, 2015 based on the Company's performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

In November 2015, 30,000 time-based RSUs were granted to the Company's Chief Financial Officer. These time-based RSUs vest annually in equal installments over a three-year period ending in November 2018 and have no dividend or voting rights during the vesting period. Each time-based RSU represents the contingent right to receive one share of the Company's common stock if the vesting conditions are satisfied. The fair value of this equity award on the date of grant was $28.98 per unit.

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

Changes in the Company’s warranty liability during the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
	(In millions)
Warranty liability, beginning of period	$82.0	$65.7
Warranties issued	10.6	10.0
Changes in liability for pre-existing warranties	1.2	(2.2)
Settlements made	(9.7)	(7.6)
Warranty liability, end of period	$84.1	$65.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $458.9 million and $451.0 million at December 31, 2015 and September 30, 2015, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both December 31, 2015 and September 30, 2015, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $17.3 million and $11.3 million in the three months ended December 31, 2015 and 2014, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of December 31, 2015, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company's reserves for legal claims increased from $451.0 million at September 30, 2015 to $458.9 million at December 31, 2015 due to an increase in the number of closed homes that are subject to possible future construction defect claims, partially offset by payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
	(In millions)
Reserves for legal claims, beginning of period	$451.0	$456.9
Increase in reserves	21.8	12.9
Payments	(13.9)	(12.2)
Reserves for legal claims, end of period	$458.9	$457.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company's receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $127.8 million, $126.5 million and $137.7 million at December 31, 2015, September 30, 2015 and December 31, 2014, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract. Option deposits are included in homebuilding other assets in the consolidated balance sheets.

At December 31, 2015, the Company had total deposits of $88.7 million, consisting of cash deposits of $84.0 million and promissory notes and letters of credit of $4.7 million, to purchase land and lots with a total remaining purchase price of approximately $2.5 billion. A limited number of the land and lot option purchase contracts at December 31, 2015, representing $37.0 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. The majority of land and lots under contract are currently expected to be purchased within three years.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at December 31, 2015 and September 30, 2015 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At December 31, 2015 and September 30, 2015, the option deposits related to these contracts totaled $83.2 million and $74.4 million, respectively.

Other Commitments

At December 31, 2015, the Company had outstanding surety bonds of $1.0 billion and letters of credit of $107.1 million to secure performance under various contracts. Of the total letters of credit, $103.9 million were issued under the Company's revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $3.2 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015	September 30, 2015
	(In millions)
Insurance receivables	$127.8	$126.5
Earnest money and refundable deposits	143.3	137.2
Accounts and notes receivable	29.9	49.2
Prepaid assets	31.8	40.9
Rental properties	45.9	47.1
Debt securities collateralized by residential real estate	35.5	33.9
Other assets	20.1	21.4
	$434.3	$456.2

The Company’s homebuilding accrued expenses and other liabilities at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015	September 30, 2015
	(In millions)
Reserves for legal claims	$458.9	$451.0
Employee compensation and related liabilities	142.2	172.7
Warranty liability	84.1	82.0
Accrued interest	49.4	30.7
Federal and state income tax liabilities	65.1	36.1
Inventory related accruals	25.4	30.0
Homebuyer deposits	56.8	58.9
Accrued property taxes	23.7	32.0
Other liabilities	29.7	35.8
	$935.3	$929.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and September 30, 2015, and the changes in the fair value of the Level 3 assets during the three months ended December 31, 2015 and 2014.

		Fair Value at December 31, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$35.5	$35.5
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	507.0	17.4	524.4
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	5.5	—	5.5
Forward sales of MBS	Other liabilities	—	(0.5)	—	(0.5)
Best-efforts and mandatory commitments	Other assets	—	0.1	—	0.1

		Fair Value at September 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$33.9	$33.9
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	617.1	13.9	631.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.6	—	3.6
Forward sales of MBS	Other liabilities	—	(6.0)	—	(6.0)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

	Level 3 Assets at Fair Value for the Three Months Ended December 31, 2015
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at December 31, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$33.9	$1.9	$—	$—	$(0.3)	$—	$35.5
Mortgage loans held for sale (b)	13.9	(0.1)	—	(0.3)	—	3.9	17.4
	Level 3 Assets at Fair Value for the Three Months Ended December 31, 2014
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at December 31, 2014
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$—	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	12.0	0.2	—	(0.3)	—	0.7	12.6

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company is developing the property to build and sell homes and sold the debt securities to a third party in January 2016. These securities, which are included in other assets in the consolidated balance sheets, are classified as available for sale and are reflected at fair value. The fair value of the securities was determined based on the proceeds received from their sale in January 2016. Unrealized gains or losses on these securities, net of tax, are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at December 31, 2015 includes $17.4 million of originated loans for which the Company elected the fair value option upon origination and which the Company has not sold into the secondary market, but plans to sell as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2015 and September 30, 2015:

		Fair Value at December 31, 2015	Fair Value at September 30, 2015

	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$3.8	$10.1
Inventory available for sale (a) (c)	Inventories	0.7	2.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	40.0	15.2
Real estate owned (a) (d)	Other assets	0.2	0.5
_______________________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 14% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2015 and September 30, 2015:

	Carrying Value	Fair Value at December 31, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,245.7	$1,245.7	$—	$—	$1,245.7
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,326.6	—	3,394.3	—	3,394.3
Other secured notes (a)	10.6	—	—	10.6	10.6
Financial Services:
Cash and cash equivalents (a)	23.0	23.0	—	—	23.0
Mortgage repurchase facility (a)	397.1	—	—	397.1	397.1

	Carrying Value	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,355.9	$1,355.9	$—	$—	$1,355.9
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,325.5	—	3,405.9	—	3,405.9
Other secured notes (a)	8.1	—	—	8.1	8.1
Financial Services:
Cash and cash equivalents (a)	27.9	27.9	—	—	27.9
Mortgage repurchase facility (a)	477.9	—	—	477.9	477.9
_______________________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

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
Consolidating Balance Sheet
December 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,166.1	$34.2	$68.4	$—	$1,268.7
Restricted cash	7.2	2.5	—	—	9.7
Investments in subsidiaries	3,569.1	—	—	(3,569.1)	—
Inventories	2,679.2	5,383.7	25.3	—	8,088.2
Deferred income taxes	174.4	362.6	5.2	—	542.2
Property and equipment, net	58.4	52.5	36.7	—	147.6
Other assets	174.8	244.3	94.9	(2.5)	511.5
Mortgage loans held for sale	—	—	524.4	—	524.4
Goodwill	—	87.2	—	—	87.2
Intercompany receivables	1,996.9	5.4	—	(2,002.3)	—
Total Assets	$9,826.1	$6,172.4	$754.9	$(5,573.9)	$11,179.5
LIABILITIES & EQUITY
Accounts payable and other liabilities	$438.8	$828.1	$117.8	$—	$1,384.7
Intercompany payables	—	1,913.4	91.4	(2,004.8)	—
Notes payable	3,327.9	9.3	397.1	—	3,734.3
Total Liabilities	3,766.7	2,750.8	606.3	(2,004.8)	5,119.0
Stockholders’ equity	6,059.4	3,421.6	147.5	(3,569.1)	6,059.4
Noncontrolling interests	—	—	1.1	—	1.1
Total Equity	6,059.4	3,421.6	148.6	(3,569.1)	6,060.5
Total Liabilities & Equity	$9,826.1	$6,172.4	$754.9	$(5,573.9)	$11,179.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$795.6	$1,570.9	$—	$(5.4)	$2,361.1
Cost of sales	638.9	1,253.8	2.4	(2.9)	1,892.2
Gross profit (loss)	156.7	317.1	(2.4)	(2.5)	468.9
Selling, general and administrative expense	111.9	129.2	2.2	—	243.3
Equity in (income) of subsidiaries	(195.7)	—	—	195.7	—
Other (income)	(0.8)	(0.7)	(1.9)	—	(3.4)
Homebuilding pre-tax income (loss)	241.3	188.6	(2.7)	(198.2)	229.0
Financial Services:
Revenues	—	—	55.3	—	55.3
General and administrative expense	—	—	46.1	—	46.1
Interest and other (income)	—	—	(3.1)	—	(3.1)
Financial services pre-tax income	—	—	12.3	—	12.3
Income before income taxes	241.3	188.6	9.6	(198.2)	241.3
Income tax expense	83.6	65.1	3.7	(68.8)	83.6
Net income	$157.7	$123.5	$5.9	$(129.4)	$157.7
Comprehensive income	$158.9	$123.5	$5.9	$(129.4)	$158.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$696.8	$1,556.2	$—	$—	$2,253.0
Cost of sales	554.0	1,257.0	3.4	—	1,814.4
Gross profit (loss)	142.8	299.2	(3.4)	—	438.6
Selling, general and administrative expense	110.2	121.2	6.6	—	238.0
Equity in (income) of subsidiaries	(187.8)	—	—	187.8	—
Other (income)	(0.3)	(1.3)	(3.9)	—	(5.5)
Homebuilding pre-tax income (loss)	220.7	179.3	(6.1)	(187.8)	206.1
Financial Services:
Revenues	—	—	49.6	—	49.6
General and administrative expense	—	—	37.8	—	37.8
Interest and other (income)	—	—	(2.8)	—	(2.8)
Financial services pre-tax income	—	—	14.6	—	14.6
Income before income taxes	220.7	179.3	8.5	(187.8)	220.7
Income tax expense	78.2	63.2	3.4	(66.6)	78.2
Net income	$142.5	$116.1	$5.1	$(121.2)	$142.5
Comprehensive income	$142.5	$116.1	$5.1	$(121.2)	$142.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$35.7	$(111.3)	$114.1	$(40.0)	$(1.5)
INVESTING ACTIVITIES
Purchases of property and equipment	(10.6)	(4.7)	(4.8)	—	(20.1)
Decrease (increase) in restricted cash	0.1	(0.1)	—	—	—
Net principal increase of other mortgage loans and real estate owned	—	—	(2.1)	—	(2.1)
Intercompany advances	(66.4)	—	—	66.4	—
Net cash used in investing activities	(76.9)	(4.8)	(6.9)	66.4	(22.2)
FINANCING ACTIVITIES
Repayment of notes payable	—	(0.2)	(80.8)	—	(81.0)
Intercompany advances	—	55.9	10.5	(66.4)	—
Proceeds from stock associated with certain employee benefit plans	17.0	—	—	—	17.0
Excess income tax benefit from employee stock awards	2.2	—	—	—	2.2
Cash dividends paid	(29.6)	—	(40.0)	40.0	(29.6)
Net cash (used in) provided by financing activities	(10.4)	55.7	(110.3)	(26.4)	(91.4)
Decrease in cash and cash equivalents	(51.6)	(60.4)	(3.1)	—	(115.1)
Cash and cash equivalents at beginning of period	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of period	$1,166.1	$34.2	$68.4	$—	$1,268.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2015

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2015. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 27 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Regent Homes, Crown Communities and Pacific Ridge Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $290,400 during the three months ended December 31, 2015. Approximately 88% and 91% of home sales revenues were generated from the sale of single-family detached homes in the three months ended December 31, 2015 and 2014, respectively. The remainder of home sales revenues were generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuyers and generally sells the mortgages it originates and the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production shortly after origination. Our subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuyers.

In addition to our homebuilding and financial services operations, we engage in some ancillary activities, which include the activities of our captive insurance subsidiary and other insurance-related subsidiaries, subsidiaries that construct and own income-producing rental properties and subsidiaries that own non-residential real estate and oil and gas related assets. At December 31, 2015 and September 30, 2015, we owned approximately 500 attached residential rental homes. These ancillary activities and the related income or loss are not significant, either individually or in the aggregate.

We conduct our homebuilding operations in the geographic regions, states and markets listed below, and we conduct our financial services operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements contain additional information regarding segment performance.

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

OVERVIEW

During the first quarter of fiscal 2016, demand for new homes continued to reflect the stable to moderately improved trends we saw across most of our operating markets during fiscal 2015. We also continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have offered more move-up and luxury homes in many of our markets. We have also expanded our offerings of affordable homes for entry-level buyers, who we believe have been under-served in the new home market in recent years. We will continue to expand our product offerings across more of our operating markets in fiscal 2016 to further broaden our product diversity.

During the first quarter of fiscal 2016, the number and value of our net sales orders increased 9% and 12%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 1% and 4%, respectively. Our pre-tax income in the first quarter was $241.3 million, compared to $220.7 million in the prior year quarter. During the first quarter of fiscal 2016, cash used in operations was $1.5 million, compared to $129.0 million in the prior year quarter. We believe our business is well positioned for the future because of our broad geographic operating base and product offerings, our inventory of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on growing our profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

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

STRATEGY

We continue to see stable to moderately improved demand for new homes across most of our operating markets, with varying levels of strength in demand and home prices across our individual markets based on local economic conditions. In recent years, we have used our liquidity and balance sheet flexibility to provide the capital to increase our investments in housing and land inventory, expand our product offerings and opportunistically pursue business acquisitions. We expect our revenues and profitability to increase at a lower growth rate during fiscal 2016 than in fiscal 2015, and we expect our land and lot inventories will remain relatively consistent to slightly higher than our fiscal 2015 average inventory levels. Our operating strategy is focused on leveraging our financial and competitive position to increase the returns on our inventory investments and generate strong profitability and cash flows. This strategy includes the following initiatives:

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2015, as compared to the same period of 2014, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 5% to $2.4 billion.

•	Homes closed increased 1% to 8,061 homes, and the average closing price of those homes increased 3% to $290,400.

•	Net sales orders increased 9% to 8,064 homes, and the value of net sales orders increased 12% to $2.4 billion.

•	Sales order backlog increased 15% to 10,665 homes, and the value of sales order backlog increased 16% to $3.2 billion.

•	Home sales gross margins increased 10 basis points to 19.9%.

•	Inventory and land option charges were $2.0 million, compared to $6.0 million.

•	Homebuilding SG&A expenses decreased as a percentage of homebuilding revenues by 30 basis points to 10.3%.

•	Homebuilding pre-tax income increased 11% to $229.0 million, compared to $206.1 million.

•	Homebuilding cash and cash equivalents totaled $1.2 billion, compared to $1.4 billion and $517.7 million at September 30, 2015 and December 31, 2014, respectively.

•	Homebuilding inventories totaled $8.1 billion, compared to $7.8 billion and $8.0 billion at September 30, 2015 and December 31, 2014, respectively.

•	Homes in inventory totaled 21,500, compared to 19,800 and 21,300 at September 30, 2015 and December 31, 2014, respectively.

•	Owned and controlled lots totaled 177,700, compared to 173,900 and 184,700 at September 30, 2015 and December 31, 2014, respectively.

•	Homebuilding debt was $3.3 billion, consistent with the balance at September 30, 2015 and down from $3.4 billion at December 31, 2014.

•
Gross homebuilding debt to total capital was 35.5%, an improvement of 60 basis points from 36.1% at September 30, 2015 and 370 basis points from 39.2% at December 31, 2014. Net homebuilding debt to total capital was 25.7%, up 60 basis points from 25.1% at September 30, 2015 and an improvement of 960 basis points from 35.3% at December 31, 2014.

Financial Services Operations:

•	Total financial services revenues increased 11% to $55.3 million.

•	Financial services pre-tax income decreased 16% to $12.3 million.

Consolidated Results:

•	Consolidated pre-tax income increased 9% to $241.3 million, compared to $220.7 million.

•	Net income increased 11% to $157.7 million, compared to $142.5 million.

•	Diluted earnings per share increased 8% to $0.42, compared to $0.39.

•	Total equity was $6.1 billion, compared to $5.9 billion and $5.3 billion at September 30, 2015 and December 31, 2014, respectively.

•	Net cash used in operations was $1.5 million, compared to $129.0 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2015 and 2014.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	977	970	1%	$270.9	$260.1	4%	$277,300	$268,100	3%
Midwest	245	340	(28)%	93.9	123.3	(24)%	383,300	362,600	6%
Southeast	2,706	2,227	22%	706.4	568.9	24%	261,000	255,500	2%
South Central	2,528	2,366	7%	616.9	568.8	8%	244,000	240,400	1%
Southwest	335	310	8%	77.2	69.5	11%	230,400	224,200	3%
West	1,273	1,157	10%	602.8	517.6	16%	473,500	447,400	6%
	8,064	7,370	9%	$2,368.1	$2,108.2	12%	$293,700	$286,100	3%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2015	2014	2015	2014	2015	2014
East	358	316	$94.2	$86.9	27%	25%
Midwest	55	65	21.6	22.7	18%	16%
Southeast	879	707	223.9	172.1	25%	24%
South Central	768	823	191.6	186.2	23%	26%
Southwest	133	105	27.4	22.8	28%	25%
West	236	282	115.2	131.1	16%	20%
	2,429	2,298	$673.9	$621.8	23%	24%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 12% to $2,368.1 million (8,064 homes) for the three months ended December 31, 2015 from $2,108.2 million (7,370 homes) for the prior year period, with increases in most of our regions. In our Midwest region, the decline in sales order value was primarily due to lower volume in our Denver and Chicago markets. In our other regions, the increases in sales order value were primarily due to increases in volume and to a lesser extent, increases in selling prices.

The number of net sales orders increased 9%, and the average price of our net sales orders increased 3% to $293,700 during the three months ended December 31, 2015 compared to the prior year period. Our Florida markets contributed most to the higher volume in our Southeast region. The volume increases in most of our other regions reflect continued stable to moderately improved market conditions in these markets. We believe our business is well positioned to generate increased sales volume during the remainder of fiscal 2016 at a lower growth rate than in fiscal 2015; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 23% in the three months ended December 31, 2015, down slightly from 24% in the prior year period.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,354	1,333	2%	$389.4	$379.0	3%	$287,600	$284,300	1%
Midwest	345	502	(31)%	137.0	184.7	(26)%	397,100	367,900	8%
Southeast	3,526	2,748	28%	973.8	744.0	31%	276,200	270,700	2%
South Central	3,706	3,169	17%	963.1	787.8	22%	259,900	248,600	5%
Southwest	584	405	44%	127.4	90.2	41%	218,200	222,700	(2)%
West	1,150	1,128	2%	583.3	540.6	8%	507,200	479,300	6%
	10,665	9,285	15%	$3,174.0	$2,726.3	16%	$297,600	$293,600	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
East	1,053	1,088	(3)%	$294.5	$297.9	(1)%	$279,700	$273,800	2%
Midwest	312	365	(15)%	123.3	129.8	(5)%	395,200	355,600	11%
Southeast	2,691	2,380	13%	710.5	615.6	15%	264,000	258,700	2%
South Central	2,478	2,555	(3)%	605.0	572.7	6%	244,100	224,100	9%
Southwest	322	330	(2)%	73.9	75.4	(2)%	229,500	228,500	—%
West	1,205	1,255	(4)%	533.7	549.3	(3)%	442,900	437,700	1%
	8,061	7,973	1%	$2,340.9	$2,240.7	4%	$290,400	$281,000	3%

Home Sales Revenue

Revenues from home sales increased 4% to $2,340.9 million (8,061 homes closed) for the three months ended December 31, 2015 from $2,240.7 million (7,973 homes closed) for the prior year period. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in the three months ended December 31, 2015 increased 1% from the prior year period. The increase in homes closed in our Southeast region was primarily due to increased volume in our Florida markets. The decrease in homes closed in our Midwest region was primarily due to lower volume in our Chicago market.

The average selling price of homes closed during the three months ended December 31, 2015 was $290,400, up 3% from the $281,000 average for the prior year period. We are focused on managing our product offerings, pricing, sales pace and inventory levels in each community to optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2015	2014
Gross profit – Home sales	19.9%	19.8%
Gross profit – Land/lot sales and other	21.3%	16.3%
Inventory and land option charges	(0.1)%	(0.3)%
Gross profit – Total homebuilding	19.9%	19.5%
Selling, general and administrative expense	10.3%	10.6%
Other (income)	(0.1)%	(0.2)%
Homebuilding pre-tax income	9.7%	9.1%

Home Sales Gross Profit

Gross profit from home sales increased 5% to $466.6 million in the three months ended December 31, 2015, from $442.6 million in the prior year period and increased 10 basis points to 19.9% as a percentage of home sales revenues. Approximately 50 basis points of the increase in the home sales gross profit percentage resulted from the average selling price of our homes closed increasing by more than the average cost. Partially offsetting this increase was a 40 basis point decrease due to an increase in warranty and construction defect expenses as a percentage of home sales revenues.

Our gross profit margins remained relatively stable throughout all of fiscal 2015 and during the first quarter of fiscal 2016. Based on current market conditions, we expect to see continued stability in our gross margins throughout fiscal 2016. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $20.2 million and $12.3 million in the three months ended December 31, 2015 and 2014, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2015, we had $37.6 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At December 31, 2015, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $249.3 million and recorded impairment charges of $0.5 million during the three months ended December 31, 2015 to reduce the carrying value of impaired communities to their estimated fair value. There were $3.8 million of impairment charges recorded in the three months ended December 31, 2014.

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

During the three months ended December 31, 2015 and 2014, we wrote off $1.5 million and $2.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. At December 31, 2015, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $88.7 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 2% to $243.3 million in the three months ended December 31, 2015 from $238.0 million in the prior year period. As a percentage of homebuilding revenues, SG&A expense decreased 30 basis points to 10.3% in the three months ended December 31, 2015 from 10.6% in the prior year period. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs represented 67% and 66% of SG&A costs in the three months ended December 31, 2015 and 2014, respectively. These costs increased by 3% to $162.1 million in the three months ended December 31, 2015, due to an increase in the number of employees as compared to the prior year period. Our homebuilding operations employed approximately 4,945 and 4,720 employees at December 31, 2015 and 2014, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which our active inventory is lower than our debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first quarter of fiscal 2016 and in fiscal 2015, our active inventory exceeded our debt level, and all interest incurred was capitalized to inventory. Interest incurred increased 4% to $42.2 million in the three months ended December 31, 2015 compared to the prior year period due to a 2% increase in our average debt. Interest charged to cost of sales was 1.9% of total cost of sales (excluding inventory and land option charges) in both the three months ended December 31, 2015 and 2014.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.4 million in the three months ended December 31, 2015, compared to $5.5 million in the prior year period. Other income consists of interest income, income from insurance related activities, rental income, income and expenses from other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2015			2014
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$298.1	$27.7	9.3%	$298.7	$26.3	8.8%
Midwest	123.3	7.0	5.7%	130.0	4.8	3.7%
Southeast	711.6	76.9	10.8%	619.4	58.0	9.4%
South Central	612.6	64.7	10.6%	579.7	61.2	10.6%
Southwest	73.9	2.7	3.7%	75.4	1.9	2.5%
West	541.6	50.0	9.2%	549.8	53.9	9.8%
	$2,361.1	$229.0	9.7%	$2,253.0	$206.1	9.1%
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

East Region — Homebuilding revenues were flat in the three months ended December 31, 2015 compared to the prior year period. The region generated pre-tax income of $27.7 million in the three months ended December 31, 2015 compared to $26.3 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 20 basis points in the three months ended December 31, 2015 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in the three months ended December 31, 2015 compared to the prior year period.

Midwest Region — Homebuilding revenues decreased 5% in the three months ended December 31, 2015 compared to the prior year period, primarily due to a decrease in the number of homes closed in our Chicago market. The region generated pre-tax income of $7.0 million in the three months ended December 31, 2015 compared to $4.8 million in the prior year period. Home sales gross profit percentage increased by 250 basis points in the three months ended December 31, 2015 compared to the prior year period, largely due to the decrease in construction defect claims and to the average selling price increasing by more than the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2015 compared to the prior year period.

Southeast Region — Homebuilding revenues increased 15% in the three months ended December 31, 2015 compared to the prior year period, due to an increase in the number of homes closed as well as a slight increase in the average selling price in the region. The increase in home closings was primarily due to increases in our Florida markets. The region generated pre-tax income of $76.9 million in the three months ended December 31, 2015 compared to $58.0 million in the prior year period. Home sales gross profit percentage increased by 90 basis points in the three months ended December 31, 2015 compared to the prior year period, largely due to the average selling price increasing by more than the average cost of homes closed in the region, as well as a decrease in the amount of purchase accounting adjustments related to the Crown Communities acquisition. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in the three months ended December 31, 2015 compared to the prior year period.

South Central Region — Homebuilding revenues increased 6% in the three months ended December 31, 2015 compared to the prior year period, due to an increase in the average selling price in many of the region’s markets. The region generated pre-tax income of $64.7 million in the three months ended December 31, 2015 compared to $61.2 million in the prior year period. Home sales gross profit percentage decreased by 10 basis points in the three months ended December 31, 2015 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2015 compared to the prior year period.

Southwest Region — Homebuilding revenues decreased 2% in the three months ended December 31, 2015 compared to the prior year period, due to a decrease in the number of homes closed in our Albuquerque market. The region generated pre-tax income of $2.7 million in the three months ended December 31, 2015 compared to $1.9 million in the prior year period. Home sales gross profit percentage increased by 10 basis points in the three months ended December 31, 2015 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in the three months ended December 31, 2015 compared to the prior year period.

West Region — Homebuilding revenues decreased 1% in the three months ended December 31, 2015 compared to the prior year period. The region generated pre-tax income of $50.0 million in the three months ended December 31, 2015, compared to $53.9 million in the prior year period. Home sales gross profit percentage decreased by 100 basis points in the three months ended December 31, 2015 compared to the prior year period, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 30 basis points in the three months ended December 31, 2015 compared to the prior year period.

INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into land/lot option contracts to purchase land or developed residential lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. Over the past year, our land and lot inventories have remained relatively consistent as we focused our efforts on generating higher returns on our inventory investments. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

Our inventories at December 31, 2015 and September 30, 2015 are summarized as follows:

	As of December 31, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$431.6	$327.9	$35.5	$17.1	$812.1
Midwest	261.9	212.6	11.9	0.5	486.9
Southeast	973.6	894.1	55.6	8.2	1,931.5
South Central	967.6	1,009.4	17.9	4.7	1,999.6
Southwest	122.1	191.6	20.4	—	334.1
West	912.7	1,302.1	39.9	6.3	2,261.0
Corporate and unallocated (1)	123.1	134.9	4.2	0.8	263.0
	$3,792.6	$4,072.6	$185.4	$37.6	$8,088.2

	As of September 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$426.3	$335.5	$35.4	$20.1	$817.3
Midwest	257.6	205.0	11.9	—	474.5
Southeast	915.3	890.3	63.8	7.3	1,876.7
South Central	873.9	1,012.4	18.1	4.6	1,909.0
Southwest	111.9	172.6	27.9	—	312.4
West	803.4	1,316.0	40.6	5.3	2,165.3
Corporate and unallocated (1)	112.8	133.5	4.6	0.9	251.8
	$3,501.2	$4,065.3	$202.3	$38.2	$7,807.0
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2015 and September 30, 2015 are summarized as follows:

	As of December 31, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	11,900	8,600	20,500	2,700
Midwest	3,700	900	4,600	1,100
Southeast	33,300	24,100	57,400	6,600
South Central	38,200	19,000	57,200	6,900
Southwest	7,800	1,300	9,100	1,000
West	21,700	7,200	28,900	3,200
	116,600	61,100	177,700	21,500
	66%	34%	100%

	As of September 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,000	8,700	20,700	2,600
Midwest	4,100	1,100	5,200	1,100
Southeast	34,800	21,600	56,400	6,100
South Central	38,400	17,300	55,700	6,300
Southwest	7,500	1,400	8,900	900
West	21,600	5,400	27,000	2,800
	118,400	55,500	173,900	19,800
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 33,000 and 32,600 owned lots that are fully developed and ready for home construction at December 31, 2015 and September 30, 2015, respectively. Land/lots owned also include land held for development representing 10,500 and 11,100 lots at December 31, 2015 and September 30, 2015, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at December 31, 2015 and September 30, 2015 was $2.5 billion and $2.2 billion, respectively, secured by earnest money deposits of $88.7 million and $79.1 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 1,200 and 1,300 lots at December 31, 2015 and September 30, 2015, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both December 31, 2015 and September 30, 2015. Approximately 11,300 and 9,700 of our homes in inventory were unsold at December 31, 2015 and September 30, 2015, respectively. At December 31, 2015, approximately 3,600 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2015, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,080	3,923	4%
Number of homes closed by D.R. Horton	8,061	7,973	1%
DHI Mortgage capture rate	51%	49%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,102	3,949	4%
Total number of loans originated or brokered by DHI Mortgage	4,559	4,462	2%
Captive business percentage	90%	89%
Loans sold by DHI Mortgage to third parties	4,911	4,490	9%

	Three Months Ended December 31,
	2015	2014	% Change
	(In millions)
Loan origination fees	$4.3	$5.0	(14)%
Sale of servicing rights and gains from sale of mortgage loans	37.2	32.7	14%
Other revenues	2.9	2.6	12%
Total mortgage operations revenues	44.4	40.3	10%
Title policy premiums	10.9	9.3	17%
Total revenues	55.3	49.6	11%
General and administrative expense	46.1	37.8	22%
Interest and other (income)	(3.1)	(2.8)	11%
Financial services pre-tax income	$12.3	$14.6	(16)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2015	2014
General and administrative expense	83.4%	76.2%
Interest and other (income)	(5.6)%	(5.6)%
Financial services pre-tax income	22.2%	29.4%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2015, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 4% due to a 1% increase in the number of homes closed by our homebuilding operations and an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). Our mortgage capture rate was 51% in the three months ended December 31, 2015, up from 49% in the prior year period.

Home closings from our homebuilding operations constituted 90% of DHI Mortgage loan originations in the three months ended December 31, 2015, compared to 89% in the prior year period. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold in the three months ended December 31, 2015 increased 9% from the number sold in the prior year period. Virtually all of the mortgage loans originated during the three months ended December 31, 2015 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 72% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2015 were sold to three major financial entities, one of which purchased 27% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 11% to $55.3 million in the three months ended December 31, 2015 from $49.6 million in the prior year period. The number of loan originations increased 2% while the revenues generated by our mortgage operations increased 10%. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and higher average loan amounts.

Our mortgage operations revenues in the three months ended December 31, 2015 include $0.5 million of charges related to increases in our estimated future recourse obligations. Charges related to recourse obligations in the three months ended December 31, 2014 were insignificant. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, actual repurchase volume or actual losses incurred resolving those repurchases could differ from our expectations, which may result in a change in our loss reserves.

Financial services general and administrative (G&A) expense increased 22% to $46.1 million in the three months ended December 31, 2015 from $37.8 million in the prior year period. As a percentage of financial services revenues, G&A expense was 83.4% in the three months ended December 31, 2015, compared to 76.2% in the prior year period. The increase in G&A expense was due to an increase in employee compensation costs to support the higher homebuilding closing volume during the last half of fiscal 2015 and expected growth in fiscal 2016. Also, new federal regulations that have recently become effective required our mortgage operations to incur significant costs for additional personnel to implement and maintain compliance with the regulations. Our financial services operations employed approximately 1,380 and 1,110 employees at December 31, 2015 and 2014, respectively. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2015 was $241.3 million, compared to $220.7 million for the prior year period. During the current year period, our operating results benefited from higher revenues and gross profits and lower SG&A costs as a percentage of revenues as compared to the prior year.

Income Taxes

Our income tax expense for the three months ended December 31, 2015 and 2014 was $83.6 million and $78.2 million, respectively. Our effective tax rate was 34.6% for the three months ended December 31, 2015, compared to 35.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and a tax benefit related to the retroactive application of new tax legislation.

At December 31, 2015 and September 30, 2015, we had deferred tax assets, net of deferred tax liabilities, of $552.3 million and $568.2 million, respectively, partially offset by a valuation allowance of $10.1 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards and tax credit carryforwards. We believe it is more likely than not that a portion of our state NOL carryforwards and state tax credit carryforwards will not be realized because some state NOL and tax credit carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards and state tax credit carryforwards.

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

At December 31, 2015, our ratio of homebuilding debt to total capital was 35.5%, compared to 36.1% at September 30, 2015 and 39.2% at December 31, 2014. Our ratio of net homebuilding debt to total capital (homebuilding notes payable net of cash divided by total equity plus homebuilding notes payable net of cash) was 25.7% at December 31, 2015, compared to 25.1% at September 30, 2015 and 35.3% at December 31, 2014. We intend to maintain our ratio of homebuilding debt to total capital at or below 40% over the long term, but we may choose to operate above 40% for short-term periods. Therefore, future homebuilding debt to total capital ratios may be higher than the current level.

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

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturities of our senior notes in fiscal 2016. We regularly assess our projected capital requirements to fund future growth in our business, repay our future debt obligations, and support our other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At December 31, 2015, our homebuilding cash and cash equivalents were $1.2 billion.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At December 31, 2015, there were no borrowings outstanding and $103.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $871.1 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2015, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $3.2 million and $3.1 million at December 31, 2015 and September 30, 2015, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2016, we repaid the remaining $170.2 million principal amount of our 5.625% senior notes which were due on that date. Following this repayment, we have $372.7 million principal amount of our senior notes maturing before the end of fiscal 2016. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2015, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2015, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2016. The full amount of each of these authorizations was remaining at December 31, 2015.

Financial Services Capital Resources

Cash and Cash Equivalents — At December 31, 2015, our financial services cash and cash equivalents were $23.0 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $400 million; however, the capacity can be increased, without requiring additional commitments, to $450 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. Additionally, the capacity of the facility can be increased to $550 million subject to the availability of additional commitments. We are currently in discussions with our lenders and expect to renew and extend the term of the facility on similar terms prior to its February 26, 2016 maturity date.

As of December 31, 2015, $472.2 million of mortgage loans held for sale with a collateral value of $456.1 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $59.0 million, DHI Mortgage had an obligation of $397.1 million outstanding under the mortgage repurchase facility at December 31, 2015 at a 2.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2015, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2015, we used $1.5 million of cash in our operating activities compared to $129.0 million in the prior year period. The most significant source of cash provided by operating activities in both periods was net income. Cash provided by decreasing mortgage loans held for sale was $106.6 million in the current year period, compared to $23.1 million in the prior year period.

We used $290.3 million of cash to increase our construction in progress and finished home inventory, compared to $179.5 million in the prior year period. Cash provided by a decrease in our residential land and lots inventory was $8.4 million, compared to $110.8 million of cash used to increase residential land and lot inventory in the prior year period. During fiscal 2016, we expect our land and lot inventories will remain relatively consistent to slightly higher than our average inventory levels in fiscal 2015.

Investing Cash Flow Activities

In the three months ended December 31, 2015, net cash used in investing activities was $22.2 million, compared to $13.9 million in the prior year period. We used $20.1 million and $11.3 million in the three months ended December 31, 2015 and 2014, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

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

During the three months ended December 31, 2015, net cash used in financing activities was $91.4 million, consisting primarily of note repayments of amounts drawn under our mortgage repurchase facility and payments of cash dividends. During the three months ended December 31, 2014, net cash provided by financing activities was $22.1 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends.

During the three months ended December 31, 2015, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on December 14, 2015 to stockholders of record on November 30, 2015. In January 2016, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on February 17, 2016 to stockholders of record on February 5, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At December 31, 2015, our homebuilding operations had outstanding letters of credit of $107.1 million, which were cash collateralized, and surety bonds of $1.0 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at December 31, 2015, there were a limited number of contracts, representing $37.0 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, business acquisitions, goodwill, warranty claims, legal claims and insurance, income taxes, stock-based compensation and fair value measurements. Since September 30, 2015, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2015, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At December 31, 2015 and September 30, 2015, we had reserves for approximately 180 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2015, we established reserves for approximately 10 new construction defect claims and resolved 15 construction defect claims for a total cost of $9.2 million. At December 31, 2014 and September 30, 2014, we had reserves for approximately 175 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2014, we established reserves for approximately 15 new construction defect claims and resolved 20 construction defect claims for a total cost of $7.6 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2015, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2015 and 2014 was not significant, is recognized in current earnings. At December 31, 2015, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $674.0 million. Uncommitted IRLCs totaled a notional amount of approximately $340.3 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $373.5 million at December 31, 2015.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2015. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2015.

	Nine Months Ending September 30, 2016	Fiscal Year Ending September 30,							Fair Value at December 31, 2015
		2017	2018	2019	2020	2021	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$548.7	$352.3	$401.7	$500.8	$500.0	$—	$1,050.0	$3,353.5	$3,404.9
Average interest rate	6.4%	5.0%	3.8%	4.0%	4.2%	—%	5.2%	4.9%
Variable rate	$397.1	$—	$—	$—	$—	$—	$—	$397.1	$397.1
Average interest rate	2.7%	—%	—%	—%	—%	—%	—%	2.7%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2015 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter is in its early stages, but could potentially result in monetary sanctions to the Company in an amount which we do not currently expect would be material. As we cannot reasonably estimate the potential costs that may be associated with the eventual resolution of this matter, we have not recorded any associated liabilities in the accompanying balance sheet.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed on January 28, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.

(4)	Incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.

(5)	Incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 28, 2016	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)