Form 10-Q
period 2016-03-31
HORTON D R INC /DE/
filed 2016-04-25
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Common stock, $.01 par value – 370,925,400 shares as of April 20, 2016

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,195.2	$1,355.9
Restricted cash	11.4	9.7
Inventories:
Construction in progress and finished homes	4,153.8	3,501.2
Residential land and lots — developed and under development	3,829.3	4,065.3
Land held for development	194.3	202.3
Land held for sale	39.2	38.2
	8,216.6	7,807.0
Deferred income taxes, net of valuation allowance of $10.1 million at March 31, 2016 and September 30, 2015	526.6	558.1
Property and equipment, net	149.5	144.0
Other assets	378.9	456.2
Goodwill	87.2	87.2
	10,565.4	10,418.1
Financial Services:
Cash and cash equivalents	28.9	27.9
Mortgage loans held for sale	616.1	631.0
Other assets	89.8	74.0
	734.8	732.9
Total assets	$11,300.2	$11,151.0
LIABILITIES
Homebuilding:
Accounts payable	$499.8	$473.0
Accrued expenses and other liabilities	847.0	929.2
Notes payable	3,167.3	3,333.6
	4,514.1	4,735.8
Financial Services:
Accounts payable and other liabilities	41.7	41.9
Mortgage repurchase facility	495.4	477.9
	537.1	519.8
Total liabilities	5,051.2	5,255.6
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 377,931,164 shares issued and 370,731,093 shares outstanding at March 31, 2016 and 375,847,442 shares issued and 368,647,371 shares outstanding at September 30, 2015	3.8	3.8
Additional paid-in capital	2,795.6	2,733.8
Retained earnings	3,583.3	3,289.6
Treasury stock, 7,200,071 shares at March 31, 2016 and September 30, 2015, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	1.4
Stockholders’ equity	6,248.4	5,894.3
Noncontrolling interests	0.6	1.1
Total equity	6,249.0	5,895.4
Total liabilities and equity	$11,300.2	$11,151.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$2,686.0	$2,318.8	$5,026.9	$4,559.4
Land/lot sales and other	15.0	19.7	35.2	32.1
	2,701.0	2,338.5	5,062.1	4,591.5
Cost of sales:
Home sales	2,151.3	1,861.9	4,025.6	3,659.9
Land/lot sales and other	12.0	17.6	27.9	28.0
Inventory and land option charges	6.0	12.5	7.9	18.6
	2,169.3	1,892.0	4,061.4	3,706.5
Gross profit:
Home sales	534.7	456.9	1,001.3	899.5
Land/lot sales and other	3.0	2.1	7.3	4.1
Inventory and land option charges	(6.0)	(12.5)	(7.9)	(18.6)
	531.7	446.5	1,000.7	885.0
Selling, general and administrative expense	258.2	242.4	501.6	480.4
Other (income)	(9.6)	(4.5)	(13.0)	(10.1)
Homebuilding pre-tax income	283.1	208.6	512.1	414.7
Financial Services:
Revenues	66.9	59.5	122.2	109.2
General and administrative expense	51.0	40.7	97.1	78.6
Interest and other (income)	(1.5)	(2.7)	(4.6)	(5.5)
Financial services pre-tax income	17.4	21.5	29.7	36.1
Income before income taxes	300.5	230.1	541.8	450.8
Income tax expense	105.4	82.2	189.0	160.4
Net income	$195.1	$147.9	$352.8	$290.4
Other comprehensive income, net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain	—	—	1.2	—
Reclassification adjustment for net gain realized in net income	(2.6)	—	(2.6)	—
Comprehensive income	$192.5	$147.9	$351.4	$290.4

Basic net income per common share	$0.53	$0.40	$0.95	$0.79
Net income per common share assuming dilution	$0.52	$0.40	$0.94	$0.79
Cash dividends declared per common share	$0.08	$0.0625	$0.16	$0.125
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2016	2015
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$352.8	$290.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27.6	25.4
Amortization of discounts and fees	2.8	2.7
Stock based compensation expense	24.3	22.4
Excess income tax benefit from employee stock awards	(3.9)	(6.7)
Deferred income taxes	29.6	17.4
Inventory and land option charges	7.9	18.6
Gain on sale of debt securities collateralized by residential real estate	(4.5)	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(652.8)	(375.6)
Decrease (increase) in residential land and lots – developed, under development, held for development and held for sale	235.9	(71.2)
Decrease (increase) in other assets	36.6	(11.1)
Decrease (increase) in mortgage loans held for sale	14.9	(40.7)
Decrease in accounts payable, accrued expenses and other liabilities	(44.3)	(40.4)
Net cash provided by (used in) operating activities	26.9	(168.8)
INVESTING ACTIVITIES
Purchases of property and equipment	(40.4)	(24.0)
Increase in restricted cash	(1.7)	(0.4)
Net principal increase of other mortgage loans and real estate owned	(0.4)	(4.9)
Proceeds from sale of debt securities collateralized by residential real estate	35.8	—
Net cash used in investing activities	(6.7)	(29.3)
FINANCING ACTIVITIES
Proceeds from notes payable	17.6	1,350.3
Repayment of notes payable	(170.6)	(1,098.3)
Proceeds from stock associated with certain employee benefit plans	28.4	21.0
Excess income tax benefit from employee stock awards	3.9	6.7
Cash dividends paid	(59.2)	(45.7)
Net cash (used in) provided by financing activities	(179.9)	234.0
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159.7)	35.9
Cash and cash equivalents at beginning of period	1,383.8	661.8
Cash and cash equivalents at end of period	$1,224.1	$697.7
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$2.9	$8.1
Stock issued under employee incentive plans	$19.7	$8.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2016

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are collectively referred to as the Company, unless the context otherwise requires). All intercompany accounts, transactions and balances have been eliminated in consolidation. The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to present fairly the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2015, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015.

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

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $40.2 million and $40.5 million at March 31, 2016 and September 30, 2015, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern,” which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is intended to reduce the diversity in the timing and content of footnote disclosures. The guidance is effective for the Company in its fiscal year ending September 30, 2017 and is not expected to have any impact on its consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. The guidance is effective for the Company beginning October 1, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning October 1, 2017, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 79 markets in 26 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on fully developed lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as town homes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions or for other strategic reasons. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent from the sale of land and lots.

The Company’s financial services segment primarily provides mortgage financing and title agency services to homebuyers in many of the Company’s homebuilding markets. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. The financial services segment primarily generates its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015. Financial information relating to the Company’s reporting segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Revenues
Homebuilding revenues:
East	$309.0	$280.7	$607.2	$579.5
Midwest	162.1	145.0	285.4	274.9
Southeast	812.0	646.1	1,523.6	1,265.5
South Central	694.7	628.2	1,307.2	1,207.9
Southwest	79.9	70.9	153.8	146.3
West	643.3	567.6	1,184.9	1,117.4
Homebuilding revenues	2,701.0	2,338.5	5,062.1	4,591.5
Financial services revenues	66.9	59.5	122.2	109.2
Total revenues	$2,767.9	$2,398.0	$5,184.3	$4,700.7
Inventory Impairments
East	$3.2	$—	$3.2	$—
Midwest	—	—	—	—
Southeast	—	7.3	0.2	7.3
South Central	—	0.7	—	0.7
Southwest	—	—	—	—
West	—	0.1	0.3	4.0
Total inventory impairments	$3.2	$8.1	$3.7	$12.0
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$22.8	$13.0	$50.5	$39.4
Midwest	9.0	10.2	16.0	15.0
Southeast	94.8	58.7	171.7	116.7
South Central	89.0	65.1	153.7	126.2
Southwest	2.0	1.2	4.7	3.1
West	65.5	60.4	115.5	114.3
Homebuilding pre-tax income	283.1	208.6	512.1	414.7
Financial services pre-tax income	17.4	21.5	29.7	36.1
Income before income taxes	$300.5	$230.1	$541.8	$450.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

	March 31, 2016	September 30, 2015
	(In millions)
Homebuilding Inventories (1)
East	$837.6	$817.3
Midwest	451.5	474.5
Southeast	1,973.1	1,876.7
South Central	2,111.3	1,909.0
Southwest	346.0	312.4
West	2,233.1	2,165.3
Corporate and unallocated (2)	264.0	251.8
Total homebuilding inventories	$8,216.6	$7,807.0
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At March 31, 2016, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $216.5 million and recorded an impairment charge of $3.2 million during the three months ended March 31, 2016 to reduce the carrying value of an inactive parcel of land that was sold in the current quarter. During the six months ended March 31, 2016, impairment charges totaled $3.7 million. There were $8.1 million and $12.0 million of impairment charges recorded in the three and six months ended March 31, 2015, respectively.

During the three and six months ended March 31, 2016, the Company wrote off $2.8 million and $4.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate. During the three and six months ended March 31, 2015, the Company wrote off $4.4 million and $6.6 million, respectively, of these deposits and costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts and debt issuance costs, consist of the following:

	March 31, 2016	September 30, 2015
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
5.625% senior notes due 2016	—	170.1
6.5% senior notes due 2016	372.7	372.5
4.75% senior notes due 2017	349.1	348.7
3.625% senior notes due 2018	398.6	398.2
3.75% senior notes due 2019	497.6	497.3
4.0% senior notes due 2020	496.8	496.4
4.375% senior notes due 2022	347.5	347.4
4.75% senior notes due 2023	298.0	297.9
5.75% senior notes due 2023	397.2	397.0
Other secured notes	9.8	8.1
	$3,167.3	$3,333.6
Financial Services:
Mortgage repurchase facility, maturing 2017	$495.4	$477.9

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $15.2 million and $17.3 million at March 31, 2016 and September 30, 2015, respectively.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At March 31, 2016, there were no borrowings outstanding and $91.1 million of letters of credit issued under the revolving credit facility.

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2016, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2016, the Company repaid the $170.2 million principal amount of its 5.625% senior notes, which were due on that date. On April 15, 2016, the Company repaid the $372.7 million principal amount of its 6.5% senior notes, which were due on that date.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2016. All of the $500 million authorization was remaining at March 31, 2016.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks that increased the total capacity of the facility to $475 million. The amendment allows for the capacity to be increased further, without requiring additional commitments, from $475 million to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. The capacity of the facility can also be increased to $650 million subject to the availability of additional commitments.

As of March 31, 2016, $564.7 million of mortgage loans held for sale with a collateral value of $545.8 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $50.4 million, DHI Mortgage had an obligation of $495.4 million outstanding under the mortgage repurchase facility at March 31, 2016 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first half of fiscal 2016 and in fiscal 2015, the Company’s active inventory exceeded its debt level and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Capitalized interest, beginning of period	$215.0	$205.2	$208.0	$198.5
Interest incurred (1)	40.4	42.6	82.6	83.0
Interest expensed:
Charged to cost of sales	(40.9)	(35.6)	(76.1)	(69.2)
Written off with inventory impairments	—	—	—	(0.1)
Capitalized interest, end of period	$214.5	$212.2	$214.5	$212.2
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.9 million and $3.5 million in the three and six months ended March 31, 2016, respectively, and $1.6 million and $3.1 million in the same periods of 2015.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2016, mortgage loans held for sale had an aggregate fair value of $616.1 million and an aggregate outstanding principal balance of $593.4 million. At September 30, 2015, mortgage loans held for sale had an aggregate fair value of $631.0 million and an aggregate outstanding principal balance of $608.9 million. During the six months ended March 31, 2016 and 2015, mortgage loans originated totaled $2.4 billion and $2.2 billion, respectively, and mortgage loans sold totaled $2.4 billion and $2.2 billion, respectively. The Company had gains on sales of loans and servicing rights of $46.6 million and $83.8 million during the three and six months ended March 31, 2016, respectively, compared to $40.8 million and $73.6 million in the prior year periods. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 72% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2016 were sold to three major financial entities, one of which purchased 25% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and six months ended March 31, 2016 and 2015 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At March 31, 2016 and September 30, 2015, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $371.0 million and $385.3 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $370.2 million and $383.8 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At March 31, 2016 and September 30, 2015, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	March 31, 2016	September 30, 2015
	(In millions)
Other mortgage loans	$47.7	$49.0
Real estate owned	0.3	0.6
	$48.0	$49.6

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016	September 30, 2015
	(In millions)
Loss reserves related to:
Other mortgage loans	$3.5	$1.5
Real estate owned	0.1	0.1
Loan repurchase and settlement obligations – known and expected	8.8	9.8
	$12.4	$11.4

Other mortgage loans and real estate owned net of the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2016 and September 30, 2015, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $499.7 million and $370.9 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At March 31, 2016 and September 30, 2015, the notional amount of best-efforts whole loan delivery commitments totaled $33.6 million and $37.7 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $412.8 million and $297.2 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2016 was $105.4 million and $189.0 million, respectively, compared to $82.2 million and $160.4 million, respectively, in the same periods of fiscal 2015. The effective tax rate was 35.1% and 34.9% for the three and six months ended March 31, 2016, respectively, compared to 35.7% and 35.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction. In addition, the income tax expense for the six months ended March 31, 2016 and 2015 includes a tax benefit related to the retroactive application of new tax legislation.

At March 31, 2016 and September 30, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $536.7 million and $568.2 million, respectively, partially offset by a valuation allowance of $10.1 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 6.4 million and 8.7 million shares of common stock were excluded from the computation of diluted earnings per share for the 2016 and 2015 periods, respectively, because their effect would have been antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Numerator:
Net income	$195.1	$147.9	$352.8	$290.4
Denominator:
Denominator for basic earnings per share — weighted average common shares	370.2	365.8	369.7	365.4
Effect of dilutive securities:
Employee stock awards	3.5	3.6	3.9	3.4
Denominator for diluted earnings per share — adjusted weighted average common shares	373.7	369.4	373.6	368.8

Basic net income per common share	$0.53	$0.40	$0.95	$0.79
Net income per common share assuming dilution	$0.52	$0.40	$0.94	$0.79

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2016. All of the $100 million authorization was remaining at March 31, 2016, and no common stock has been repurchased subsequent to March 31, 2016.

During the three months ended March 31, 2016, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on February 17, 2016 to stockholders of record on February 5, 2016. In April 2016, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on May 27, 2016 to stockholders of record on May 13, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Units (RSUs)

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). Performance-based and time-based RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested.

In November 2015, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2018. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $30.81 per unit. Compensation expense related to these grants was $1.2 million and $2.3 million, respectively, in the three and six months ended March 31, 2016 based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the six months ended March 31, 2016, a total of 2.1 million time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 570 recipients). The weighted average grant date fair value of these equity awards was $23.14 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $3.8 million and $3.9 million, respectively, in the three and six months ended March 31, 2016.

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In millions)
Warranty liability, beginning of period	$84.1	$65.9	$82.0	$65.7
Warranties issued	12.3	10.4	22.9	20.5
Changes in liability for pre-existing warranties	2.0	2.8	3.2	0.6
Settlements made	(10.5)	(7.5)	(20.2)	(15.2)
Warranty liability, end of period	$87.9	$71.6	$87.9	$71.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $426.2 million and $451.0 million at March 31, 2016 and September 30, 2015, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both March 31, 2016 and September 30, 2015, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $19.9 million and $20.4 million in the six months ended March 31, 2016 and 2015, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of March 31, 2016, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and the Company believes they may continue to fluctuate over the next several years. Housing market conditions have been volatile across most of the Company’s markets over the past ten years, and the Company believes such conditions can affect the frequency and cost of construction defect claims. The Company closed a significant number of homes over the past ten years. If the ultimate resolution of construction defect claims resulting from the Company’s home closings in prior years varies from current expectations, it could significantly change the Company’s estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company’s current estimates, they will have a significant negative impact on its future earnings and liquidity.

The Company’s reserves for legal claims decreased from $451.0 million at September 30, 2015 to $426.2 million at March 31, 2016 due to payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the six months ended March 31, 2016 and 2015 were as follows:

	Six Months Ended March 31,
	2016	2015
	(In millions)
Reserves for legal claims, beginning of period	$451.0	$456.9
Increase in reserves	0.5	20.8
Payments	(25.3)	(28.3)
Reserves for legal claims, end of period	$426.2	$449.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $100.5 million, $126.5 million and $134.1 million at March 31, 2016, September 30, 2015 and March 31, 2015, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its reserves.

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

At March 31, 2016, the Company had total deposits of $108.7 million, consisting of cash deposits of $104.6 million and promissory notes and letters of credit of $4.1 million, to purchase land and lots with a total remaining purchase price of approximately $3.0 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at March 31, 2016, representing $33.0 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at March 31, 2016 and September 30, 2015 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At March 31, 2016 and September 30, 2015, the option deposits related to these contracts totaled $103.2 million and $74.4 million, respectively.

Other Commitments

At March 31, 2016, the Company had outstanding surety bonds of $1.0 billion and letters of credit of $94.2 million to secure performance under various contracts. Of the total letters of credit, $91.1 million were issued under the Company’s revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $3.1 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016	September 30, 2015
	(In millions)
Insurance receivables	$100.5	$126.5
Earnest money and refundable deposits	163.2	137.2
Accounts and notes receivable	24.5	49.2
Prepaid assets	25.7	40.9
Rental properties	46.5	47.1
Debt securities collateralized by residential real estate	—	33.9
Other assets	18.5	21.4
	$378.9	$456.2

The Company’s homebuilding accrued expenses and other liabilities at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016	September 30, 2015
	(In millions)
Reserves for legal claims	$426.2	$451.0
Employee compensation and related liabilities	151.3	172.7
Warranty liability	87.9	82.0
Accrued interest	28.8	30.7
Federal and state income tax liabilities	15.2	36.1
Inventory related accruals	23.3	30.0
Homebuyer deposits	64.4	58.9
Accrued property taxes	18.4	32.0
Other liabilities	31.5	35.8
	$847.0	$929.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

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

The Company’s assets measured at fair value using Level 3 inputs on a recurring basis are as follows:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and September 30, 2015, and the changes in the fair value of the Level 3 assets during the six months ended March 31, 2016 and 2015.

		Fair Value at March 31, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	$—	$600.8	$15.3	$616.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	10.9	—	10.9
Forward sales of MBS	Other liabilities	—	(5.5)	—	(5.5)
Best-efforts and mandatory commitments	Other liabilities	—	(1.2)	—	(1.2)

		Fair Value at September 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$33.9	$33.9
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	617.1	13.9	631.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.6	—	3.6
Forward sales of MBS	Other liabilities	—	(6.0)	—	(6.0)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

	Level 3 Assets at Fair Value for the Six Months Ended March 31, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at March 31, 2016
	(In millions)
Debt securities collateralized by residential real estate (a)	$33.9	$2.2	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (b)	13.9	1.0	(10.2)	—	10.6	15.3
	Level 3 Assets at Fair Value for the Six Months Ended March 31, 2015
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Sales and Settlements	Principal Reductions	Net transfers in (out) of Level 3	Balance at March 31, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$—	$—	$—	$—	$20.8
Mortgage loans held for sale (b)	12.0	0.4	(0.7)	—	1.7	13.4

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company is developing the property to build and sell homes and sold the debt securities to a third party for $35.8 million in January 2016. The resulting gain of $4.5 million on the sale is included in homebuilding other income in the consolidated statement of operations.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at March 31, 2016 includes $15.3 million of loans for which the Company elected the fair value option upon origination and which the Company did not sell into the secondary market due to unfavorable pricing. Of this amount, $10.6 million of the loans were transferred to Level 3 during the current period due to significant unobservable inputs used in determining the fair value of the loans. The Company plans to sell these loans as market conditions permit. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2016 and September 30, 2015:

		Fair Value at March 31, 2016	Fair Value at September 30, 2015

	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$10.1
Inventory available for sale (a) (c)	Inventories	—	2.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	34.3	15.2
Real estate owned (a) (d)	Other assets	—	0.5
___________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 14% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2016 and September 30, 2015:

	Carrying Value	Fair Value at March 31, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,195.2	$1,195.2	$—	$—	$1,195.2
Restricted cash (a)	11.4	11.4	—	—	11.4
Senior notes (b)	3,157.5	—	3,232.7	—	3,232.7
Other secured notes (a)	9.8	—	—	9.8	9.8
Financial Services:
Cash and cash equivalents (a)	28.9	28.9	—	—	28.9
Mortgage repurchase facility (a)	495.4	—	—	495.4	495.4

	Carrying Value	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,355.9	$1,355.9	$—	$—	$1,355.9
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,325.5	—	3,405.9	—	3,405.9
Other secured notes (a)	8.1	—	—	8.1	8.1
Financial Services:
Cash and cash equivalents (a)	27.9	27.9	—	—	27.9
Mortgage repurchase facility (a)	477.9	—	—	477.9	477.9
___________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s senior notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by substantially all of the Company’s homebuilding subsidiaries (collectively, Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries engaged in the financial services segment and certain other subsidiaries do not guarantee the Company’s senior notes and the unsecured revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The guarantees by a Guarantor Subsidiary will be automatically and unconditionally released and discharged upon: (1) the sale or other disposition of its common stock whereby it is no longer a subsidiary of the Company; (2) the sale or other disposition of all or substantially all of its assets (other than to the Company or another Guarantor); (3) its merger or consolidation with an entity other than the Company or another Guarantor; or (4) depending on the provisions of the applicable indenture, either (a) its proper designation as an unrestricted subsidiary, (b) its ceasing to guarantee any of the Company’s publicly traded debt securities, or (c) its ceasing to guarantee any of the Company’s obligations under the revolving credit facility.
Consolidating Balance Sheet
March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,036.3	$114.0	$73.8	$—	$1,224.1
Restricted cash	8.6	2.8	—	—	11.4
Investments in subsidiaries	3,727.7	—	—	(3,727.7)	—
Inventories	2,780.0	5,408.4	28.2	—	8,216.6
Deferred income taxes	173.8	347.6	5.2	—	526.6
Property and equipment, net	61.9	50.2	37.4	—	149.5
Other assets	128.1	236.6	106.5	(2.5)	468.7
Mortgage loans held for sale	—	—	616.1	—	616.1
Goodwill	—	87.2	—	—	87.2
Intercompany receivables	1,888.2	—	—	(1,888.2)	—
Total Assets	$9,804.6	$6,246.8	$867.2	$(5,618.4)	$11,300.2
LIABILITIES & EQUITY
Accounts payable and other liabilities	$394.7	$875.6	$118.2	$—	$1,388.5
Intercompany payables	—	1,798.6	89.6	(1,888.2)	—
Notes payable	3,159.0	8.3	495.4	—	3,662.7
Total Liabilities	3,553.7	2,682.5	703.2	(1,888.2)	5,051.2
Stockholders’ equity	6,250.9	3,564.3	163.4	(3,730.2)	6,248.4
Noncontrolling interests	—	—	0.6	—	0.6
Total Equity	6,250.9	3,564.3	164.0	(3,730.2)	6,249.0
Total Liabilities & Equity	$9,804.6	$6,246.8	$867.2	$(5,618.4)	$11,300.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$864.4	$1,836.6	$—	$—	$2,701.0
Cost of sales	694.9	1,482.3	(7.9)	—	2,169.3
Gross profit	169.5	354.3	7.9	—	531.7
Selling, general and administrative expense	118.8	137.7	1.7	—	258.2
Equity in (income) of subsidiaries	(244.4)	—	—	244.4	—
Other (income)	(5.4)	(2.1)	(2.1)	—	(9.6)
Homebuilding pre-tax income	300.5	218.7	8.3	(244.4)	283.1
Financial Services:
Revenues	—	—	66.9	—	66.9
General and administrative expense	—	—	51.0	—	51.0
Interest and other (income)	—	—	(1.5)	—	(1.5)
Financial services pre-tax income	—	—	17.4	—	17.4
Income before income taxes	300.5	218.7	25.7	(244.4)	300.5
Income tax expense	105.4	76.4	9.4	(85.8)	105.4
Net income	$195.1	$142.3	$16.3	$(158.6)	$195.1
Comprehensive income	$192.5	$142.3	$16.3	$(158.6)	$192.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,660.0	$3,407.5	$—	$(5.4)	$5,062.1
Cost of sales	1,333.7	2,736.1	(5.5)	(2.9)	4,061.4
Gross profit	326.3	671.4	5.5	(2.5)	1,000.7
Selling, general and administrative expense	230.8	266.9	3.9	—	501.6
Equity in (income) of subsidiaries	(442.6)	—	—	442.6	—
Other (income)	(6.2)	(2.8)	(4.0)	—	(13.0)
Homebuilding pre-tax income	544.3	407.3	5.6	(445.1)	512.1
Financial Services:
Revenues	—	—	122.2	—	122.2
General and administrative expense	—	—	97.1	—	97.1
Interest and other (income)	—	—	(4.6)	—	(4.6)
Financial services pre-tax income	—	—	29.7	—	29.7
Income before income taxes	544.3	407.3	35.3	(445.1)	541.8
Income tax expense	189.0	141.5	13.1	(154.6)	189.0
Net income	$355.3	$265.8	$22.2	$(290.5)	$352.8
Comprehensive income	$353.9	$265.8	$22.2	$(290.5)	$351.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$727.0	$1,611.5	$—	$—	$2,338.5
Cost of sales	593.7	1,297.8	0.5	—	1,892.0
Gross profit (loss)	133.3	313.7	(0.5)	—	446.5
Selling, general and administrative expense	112.4	124.4	5.6	—	242.4
Equity in (income) of subsidiaries	(208.5)	—	—	208.5	—
Other (income)	(0.7)	(1.1)	(2.7)	—	(4.5)
Homebuilding pre-tax income (loss)	230.1	190.4	(3.4)	(208.5)	208.6
Financial Services:
Revenues	—	—	59.5	—	59.5
General and administrative expense	—	—	40.7	—	40.7
Interest and other (income)	—	—	(2.7)	—	(2.7)
Financial services pre-tax income	—	—	21.5	—	21.5
Income before income taxes	230.1	190.4	18.1	(208.5)	230.1
Income tax expense	82.2	67.7	6.9	(74.6)	82.2
Net income	$147.9	$122.7	$11.2	$(133.9)	$147.9
Comprehensive income	$147.9	$122.7	$11.2	$(133.9)	$147.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,423.8	$3,167.7	$—	$—	$4,591.5
Cost of sales	1,147.7	2,554.9	3.9	—	3,706.5
Gross profit (loss)	276.1	612.8	(3.9)	—	885.0
Selling, general and administrative expense	222.6	245.6	12.2	—	480.4
Equity in (income) of subsidiaries	(396.3)	—	—	396.3	—
Other (income)	(1.0)	(2.5)	(6.6)	—	(10.1)
Homebuilding pre-tax income (loss)	450.8	369.7	(9.5)	(396.3)	414.7
Financial Services:
Revenues	—	—	109.2	—	109.2
General and administrative expense	—	—	78.6	—	78.6
Interest and other (income)	—	—	(5.5)	—	(5.5)
Financial services pre-tax income	—	—	36.1	—	36.1
Income before income taxes	450.8	369.7	26.6	(396.3)	450.8
Income tax expense	160.4	130.9	10.3	(141.2)	160.4
Net income	$290.4	$238.8	$16.3	$(255.1)	$290.4
Comprehensive income	$290.4	$238.8	$16.3	$(255.1)	$290.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(42.4)	$84.0	$30.7	$(45.4)	$26.9
INVESTING ACTIVITIES
Purchases of property and equipment	(20.5)	(6.1)	(19.2)	5.4	(40.4)
Increase in restricted cash	(1.2)	(0.5)	—	—	(1.7)
Net principal increase of other mortgage loans and real estate owned	—	—	(0.4)	—	(0.4)
Proceeds from sale of debt securities collateralized by residential real estate	35.8	—	—	—	35.8
Intercompany advances	43.9	—	—	(43.9)	—
Net cash provided by (used in) investing activities	58.0	(6.6)	(19.6)	(38.5)	(6.7)
FINANCING ACTIVITIES
Proceeds from notes payable	—	—	17.6	—	17.6
Repayment of notes payable	(170.1)	(0.5)	—	—	(170.6)
Intercompany advances	—	(57.5)	13.6	43.9	—
Proceeds from stock associated with certain employee benefit plans	28.4	—	—	—	28.4
Excess income tax benefit from employee stock awards	3.9	—	—	—	3.9
Cash dividends paid	(59.2)	—	(40.0)	40.0	(59.2)
Net cash used in financing activities	(197.0)	(58.0)	(8.8)	83.9	(179.9)
(Decrease) increase in cash and cash equivalents	(181.4)	19.4	2.3	—	(159.7)
Cash and cash equivalents at beginning of period	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of period	$1,036.3	$114.0	$73.8	$—	$1,224.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(35.5)	$(74.0)	$(44.3)	$(15.0)	$(168.8)
INVESTING ACTIVITIES
(Purchases of) proceeds from sale of property and equipment	(15.0)	(11.0)	2.0	—	(24.0)
Increase in restricted cash	(0.2)	(0.2)	—	—	(0.4)
Net principal increase of other mortgage loans and real estate owned	—	—	(4.9)	—	(4.9)
Intercompany advances	(120.9)	—	—	120.9	—
Net cash used in investing activities	(136.1)	(11.2)	(2.9)	120.9	(29.3)
FINANCING ACTIVITIES
Proceeds from notes payable	1,312.0	—	38.3	—	1,350.3
Repayment of notes payable	(1,097.7)	(0.3)	(0.3)	—	(1,098.3)
Intercompany advances	—	92.0	28.9	(120.9)	—
Proceeds from stock associated with certain employee benefit plans	21.0	—	—	—	21.0
Excess income tax benefit from employee stock awards	6.7	—	—	—	6.7
Cash dividends paid	(45.7)	—	(15.0)	15.0	(45.7)
Net cash provided by financing activities	196.3	91.7	51.9	(105.9)	234.0
Increase in cash and cash equivalents	24.7	6.5	4.7	—	35.9
Cash and cash equivalents at beginning of period	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of period	$522.1	$96.0	$79.6	$—	$697.7

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

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 79 markets in 26 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Regent Homes, Crown Communities and Pacific Ridge Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $290,200 during the six months ended March 31, 2016. Approximately 88% and 91% of home sales revenues were generated from the sale of single-family detached homes in the six months ended March 31, 2016 and 2015, respectively. The remainder of home sales revenues was generated from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

In addition to our homebuilding and financial services operations, we engage in some ancillary activities, which include the activities of our captive insurance subsidiary and other insurance-related subsidiaries, subsidiaries that construct and own income-producing rental properties and subsidiaries that own non-residential real estate and oil and gas related assets. At March 31, 2016 and September 30, 2015, we owned approximately 500 attached residential rental homes. These ancillary activities and the related income or loss are not significant, either individually or in the aggregate.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Jacksonville		Midland/Odessa
	Raleigh/Durham		New Braunfels/San Marcos
	Wilmington		San Antonio
Pennsylvania	Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville/Spartanburg		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
		California	Bay Area
	Midwest Region		Central Valley
Colorado	Denver		Los Angeles County
	Fort Collins		Orange County
Illinois	Chicago		Riverside County
Minnesota	Minneapolis/St. Paul		Sacramento
San Bernardino County
	Southeast Region		San Diego County
Alabama	Birmingham		Ventura County
	Huntsville	Hawaii	Hawaii
	Mobile		Kauai
	Montgomery		Maui
	Tuscaloosa		Oahu
Florida	Fort Myers/Naples	Nevada	Las Vegas
	Jacksonville		Reno
	Lakeland	Oregon	Portland
	Melbourne/Vero Beach	Utah	Salt Lake City
	Miami/Fort Lauderdale	Washington	Seattle/Tacoma/Everett
	Orlando		Vancouver
Pensacola/Panama City
Port St. Lucie
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Middle Georgia
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Nashville

OVERVIEW

During the second quarter of fiscal 2016, demand for new homes continued to reflect the stable to moderately improved trends we have seen across most of our operating markets over the past year. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

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

During the second quarter of fiscal 2016, the number and value of our net sales orders increased 10% and 13%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 12% and 16%, respectively. Our pre-tax income in the second quarter was $300.5 million, compared to $230.1 million in the prior year quarter. During the second quarter of fiscal 2016, cash provided by operations was $28.4 million, compared to $39.8 million of cash used in operations in the prior year quarter. We believe our business is well positioned for the future because of our broad geographic operating base and product offerings, our inventory of finished lots, land and homes and our strong balance sheet and liquidity. We are focused on growing our profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

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

We expect our operating strategy will allow us to increase our revenues and profitability while maintaining a strong balance sheet and liquidity position. During fiscal 2016, we expect our revenues and profitability to increase at a lower growth rate than in fiscal 2015, and we expect our land and lot inventories will remain relatively consistent to slightly higher than our fiscal 2015 average inventory levels. Our operating strategy has produced positive results in recent years. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2016, as compared to the same period of 2015, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 16% to $2.7 billion.

•	Homes closed increased 12% to 9,262 homes, and the average closing price of those homes increased 3% to $290,000.

•	Net sales orders increased 10% to 12,292 homes, and the value of net sales orders increased 13% to $3.6 billion.

•	Sales order backlog increased 12% to 13,695 homes, and the value of sales order backlog increased 14% to $4.1 billion.

•	Home sales gross margins increased 20 basis points to 19.9%.

•	Inventory and land option charges were $6.0 million, compared to $12.5 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 80 basis points to 9.6%.

•	Homebuilding pre-tax income increased 36% to $283.1 million, compared to $208.6 million.

•	Homebuilding cash and cash equivalents totaled $1.2 billion, compared to $1.4 billion and $665.8 million at September 30, 2015 and March 31, 2015, respectively.

•	Homebuilding inventories totaled $8.2 billion, compared to $7.8 billion and $8.1 billion at September 30, 2015 and March 31, 2015, respectively.

•	Homes in inventory totaled 24,600, compared to 19,800 and 21,300 at September 30, 2015 and March 31, 2015, respectively.

•	Owned and controlled lots totaled 188,500, compared to 173,900 and 177,200 at September 30, 2015 and March 31, 2015, respectively.

•	Homebuilding debt was $3.2 billion, down from $3.3 billion and $3.5 billion at September 30, 2015 and March 31, 2015, respectively.

•	Homebuilding debt to total capital was 33.6%, an improvement of 250 basis points from 36.1% at September 30, 2015 and 580 basis points from 39.4% at March 31, 2015.

Financial Services Operations:

•	Total financial services revenues increased 12% to $66.9 million, compared to $59.5 million.

•	Financial services pre-tax income decreased 19% to $17.4 million, compared to $21.5 million.

Consolidated Results:

•	Consolidated pre-tax income increased 31% to $300.5 million, compared to $230.1 million.

•	Net income increased 32% to $195.1 million, compared to $147.9 million.

•	Diluted earnings per share increased 30% to $0.52, compared to $0.40.

•	Total equity was $6.2 billion, compared to $5.9 billion and $5.4 billion at September 30, 2015 and March 31, 2015, respectively.

•	Net cash provided by operations was $28.4 million, compared to $39.8 million used in operations.

Key financial results for the six months ended March 31, 2016, as compared to the same period of 2015, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 10% to $5.1 billion.

•	Homes closed increased 7% to 17,323 homes, and the average closing price of those homes increased 3% to $290,200.

•	Net sales orders increased 10% to 20,356 homes, and the value of net sales orders increased 13% to $5.9 billion.

•	Home sales gross margins increased 20 basis points to 19.9%.

•	Inventory and land option charges were $7.9 million, compared to $18.6 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 60 basis points to 9.9%.

•	Homebuilding pre-tax income increased 23% to $512.1 million, compared to $414.7 million.

Financial Services Operations:

•	Total financial services revenues increased 12% to $122.2 million, compared to $109.2 million.

•	Financial services pre-tax income decreased 18% to $29.7 million, compared to $36.1 million.

Consolidated Results:

•	Consolidated pre-tax income increased 20% to $541.8 million, compared to $450.8 million.

•	Net income increased 21% to $352.8 million, compared to $290.4 million.

•	Diluted earnings per share increased 19% to $0.94, compared to $0.79.

•	Net cash provided by operations was $26.9 million, compared to $168.8 million used in operations.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2016 and 2015.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,446	1,481	(2)%	$411.3	$394.7	4%	$284,400	$266,500	7%
Midwest	600	571	5%	223.6	218.0	3%	372,700	381,800	(2)%
Southeast	4,027	3,216	25%	1,039.0	835.2	24%	258,000	259,700	(1)%
South Central	3,973	3,812	4%	959.3	904.0	6%	241,500	237,100	2%
Southwest	482	447	8%	110.2	99.3	11%	228,600	222,100	3%
West	1,764	1,608	10%	832.2	715.6	16%	471,800	445,000	6%
	12,292	11,135	10%	$3,575.6	$3,166.8	13%	$290,900	$284,400	2%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	2,423	2,451	(1)%	$682.1	$654.8	4%	$281,500	$267,200	5%
Midwest	845	911	(7)%	317.5	341.3	(7)%	375,700	374,600	—%
Southeast	6,733	5,443	24%	1,745.4	1,404.1	24%	259,200	258,000	—%
South Central	6,501	6,178	5%	1,576.2	1,472.8	7%	242,500	238,400	2%
Southwest	817	757	8%	187.5	168.8	11%	229,500	223,000	3%
West	3,037	2,765	10%	1,435.0	1,233.2	16%	472,500	446,000	6%
	20,356	18,505	10%	$5,943.7	$5,275.0	13%	$292,000	$285,100	2%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2016	2015	2016	2015	2016	2015
East	385	374	$101.1	$97.8	21%	20%
Midwest	57	62	22.1	21.9	9%	10%
Southeast	1,086	921	272.2	222.4	21%	22%
South Central	934	922	227.8	216.2	19%	19%
Southwest	188	176	40.8	36.2	28%	28%
West	281	271	137.5	118.4	14%	14%
	2,931	2,726	$801.5	$712.9	19%	20%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2016	2015	2016	2015	2016	2015
East	743	690	$195.3	$184.7	23%	22%
Midwest	112	127	43.7	44.6	12%	12%
Southeast	1,965	1,628	496.1	394.5	23%	23%
South Central	1,702	1,745	419.4	402.4	21%	22%
Southwest	321	281	68.2	59.0	28%	27%
West	517	553	252.7	249.5	15%	17%
	5,360	5,024	$1,475.4	$1,334.7	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 13% to $3,575.6 million (12,292 homes) for the three months ended March 31, 2016 from $3,166.8 million (11,135 homes) for the prior year period, with increases in all of our regions. The value of net sales orders increased 13% to $5,943.7 million (20,356 homes) for the six months ended March 31, 2016 from $5,275.0 million (18,505 homes) for the prior year period. In our Midwest region, the decline in sales order value for the six-month period was primarily due to lower volume in our Chicago market. In most of our other regions, the increases in sales order value were primarily due to increases in volume and to a lesser extent, increases in selling prices.

The number of net sales orders increased 10% and the average price of our net sales orders increased 2% to $290,900 and $292,000 during the three and six months ended March 31, 2016, respectively, compared to the prior year periods. Our Florida markets contributed most to the higher volume in our Southeast region. The volume increases in most of our other regions reflect continued stable to moderately improved market conditions in these markets. We believe our business is well positioned to generate increased sales volume during the remainder of fiscal 2016 at a lower growth rate than in fiscal 2015; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 19% and 21% in the three and six months ended March 31, 2016, respectively, compared to 20% and 21% in the prior year periods.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,665	1,796	(7)%	$492.1	$494.8	(1)%	$295,600	$275,500	7%
Midwest	526	671	(22)%	198.5	257.8	(23)%	377,400	384,200	(2)%
Southeast	4,429	3,446	29%	1,202.5	934.4	29%	271,500	271,200	—%
South Central	4,815	4,272	13%	1,230.6	1,072.0	15%	255,600	250,900	2%
Southwest	718	539	33%	157.8	118.6	33%	219,800	220,000	—%
West	1,542	1,453	6%	782.1	696.8	12%	507,200	479,600	6%
	13,695	12,177	12%	$4,063.6	$3,574.4	14%	$296,700	$293,500	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,135	1,018	11%	$308.6	$278.8	11%	$271,900	$273,900	(1)%
Midwest	419	402	4%	162.1	145.0	12%	386,900	360,700	7%
Southeast	3,124	2,518	24%	810.3	644.8	26%	259,400	256,100	1%
South Central	2,864	2,709	6%	691.8	619.8	12%	241,600	228,800	6%
Southwest	348	313	11%	79.9	70.9	13%	229,600	226,500	1%
West	1,372	1,283	7%	633.3	559.5	13%	461,600	436,100	6%
	9,262	8,243	12%	$2,686.0	$2,318.8	16%	$290,000	$281,300	3%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	2,188	2,106	4%	$603.0	$576.7	5%	$275,600	$273,800	1%
Midwest	731	767	(5)%	285.4	274.7	4%	390,400	358,100	9%
Southeast	5,815	4,898	19%	1,520.9	1,260.4	21%	261,500	257,300	2%
South Central	5,342	5,264	1%	1,296.8	1,192.5	9%	242,800	226,500	7%
Southwest	670	643	4%	153.8	146.3	5%	229,600	227,500	1%
West	2,577	2,538	2%	1,167.0	1,108.8	5%	452,900	436,900	4%
	17,323	16,216	7%	$5,026.9	$4,559.4	10%	$290,200	$281,200	3%

Home Sales Revenue

Revenues from home sales increased 16% to $2,686.0 million (9,262 homes closed) for the three months ended March 31, 2016 from $2,318.8 million (8,243 homes closed) for the prior year period. Revenues from home sales increased 10% to $5,026.9 million (17,323 homes closed) for the six months ended March 31, 2016 from $4,559.4 million (16,216 homes closed) for the prior year period. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in the three and six months ended March 31, 2016 increased 12% and 7%, respectively, from the prior year periods. The increase in homes closed in our Southeast region was primarily due to increased volume in our Florida markets. The decrease in homes closed in our Midwest region for the six-month period was primarily due to lower volume in our Chicago market.

The average selling price of homes closed during the three months ended March 31, 2016 was $290,000, up 3% from the $281,300 average for the prior year period. The average selling price of homes closed during the six months ended March 31, 2016 was $290,200, up 3% from the $281,200 average for the prior year period. We are focused on managing our product offerings, pricing, sales pace and inventory levels in each community to optimize the returns on our inventory investments.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Gross profit – Home sales	19.9%	19.7%	19.9%	19.7%
Gross profit – Land/lot sales and other	20.0%	10.7%	20.7%	12.8%
Inventory and land option charges	(0.2)%	(0.5)%	(0.2)%	(0.4)%
Gross profit – Total homebuilding	19.7%	19.1%	19.8%	19.3%
Selling, general and administrative expense	9.6%	10.4%	9.9%	10.5%
Other (income)	(0.4)%	(0.2)%	(0.3)%	(0.2)%
Homebuilding pre-tax income	10.5%	8.9%	10.1%	9.0%

Home Sales Gross Profit

Gross profit from home sales increased 17% to $534.7 million in the three months ended March 31, 2016, from $456.9 million in the prior year period and increased 20 basis points to 19.9% as a percentage of home sales revenues. The 20 basis point increase in the home sales gross profit percentage resulted from a 40 basis point decrease in warranty and construction defect expenses as a percentage of home sales revenues, partially offset by the average cost of our homes closed increasing by more than the average selling price during the three-month period.

Gross profit from home sales increased 11% to $1,001.3 million in the six months ended March 31, 2016, from $899.5 million in the prior year period and increased 20 basis points to 19.9% as a percentage of home sales revenues. The 20 basis point increase in the home sales gross profit percentage resulted from the average selling price of our homes closed increasing by more than the average cost during the six-month period.

Our gross profit margins remained relatively stable throughout all of fiscal 2015 and during the first half of fiscal 2016. Based on current market conditions, we expect continued stability in our gross margins throughout fiscal 2016. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $15.0 million and $35.2 million in the three and six months ended March 31, 2016, respectively, and $19.7 million and $32.1 million in the comparable periods of 2015. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2016, we had $39.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At March 31, 2016, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $216.5 million and recorded an impairment charge of $3.2 million during the three months ended March 31, 2016 to reduce the carrying value of an inactive parcel of land that was sold in the current quarter. During the six months ended March 31, 2016, impairment charges totaled $3.7 million. There were $8.1 million and $12.0 million of impairment charges recorded in the three and six months ended March 31, 2015, respectively.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. Also, if housing or economic conditions weaken in specific markets in which we operate, or if conditions weaken in the broader economy or homebuilding industry, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges.

During the three and six months ended March 31, 2016, we wrote off $2.8 million and $4.2 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. During the three and six months ended March 31, 2015, we wrote off $4.4 million and $6.6 million, respectively, of these deposits and costs. At March 31, 2016, outstanding earnest money deposits associated with our portfolio of land and lot option purchase contracts totaled $108.7 million.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 7% to $258.2 million and 4% to $501.6 million in the three and six months ended March 31, 2016, respectively, from $242.4 million and $480.4 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased 80 and 60 basis points to 9.6% and 9.9% in the three and six months ended March 31, 2016, respectively, from 10.4% and 10.5% in the prior year periods. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs represented 70% and 68% of SG&A costs in the three and six months ended March 31, 2016, respectively, compared to 67% in both periods of 2015. These costs increased by 11% to $179.5 million and by 7% to $341.7 million in the three and six months ended March 31, 2016, respectively, due to increases in the number of employees and incentive compensation as compared to the prior year periods. Our homebuilding operations employed approximately 5,020 and 4,845 employees at March 31, 2016 and 2015, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which our active inventory is lower than our debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first half of fiscal 2016 and in fiscal 2015, our active inventory exceeded our debt level, and all interest incurred was capitalized to inventory. Interest incurred decreased 5% to $40.4 million in the three months ended March 31, 2016 compared to the prior year period due to an 8% decrease in our average debt. Interest incurred decreased slightly to $82.6 million in the six months ended March 31, 2016 compared to the prior year period due to a 3% decrease in our average debt. Interest charged to cost of sales was 1.9% of total cost of sales (excluding inventory and land option charges) in the three and six months ended March 31, 2016 and 2015.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $9.6 million and $13.0 million in the three and six months ended March 31, 2016, respectively, compared to $4.5 million and $10.1 million in the prior year periods. Other income in the current year periods includes a $4.5 million gain from the sale of an investment in debt securities. Other income consists of interest income, income from insurance-related activities, rental income, income and expenses from other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2016			2015
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$309.0	$22.8	7.4%	$280.7	$13.0	4.6%
Midwest	162.1	9.0	5.6%	145.0	10.2	7.0%
Southeast	812.0	94.8	11.7%	646.1	58.7	9.1%
South Central	694.7	89.0	12.8%	628.2	65.1	10.4%
Southwest	79.9	2.0	2.5%	70.9	1.2	1.7%
West	643.3	65.5	10.2%	567.6	60.4	10.6%
	$2,701.0	$283.1	10.5%	$2,338.5	$208.6	8.9%

	Six Months Ended March 31,
	2016			2015
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$607.2	$50.5	8.3%	$579.5	$39.4	6.8%
Midwest	285.4	16.0	5.6%	274.9	15.0	5.5%
Southeast	1,523.6	171.7	11.3%	1,265.5	116.7	9.2%
South Central	1,307.2	153.7	11.8%	1,207.9	126.2	10.4%
Southwest	153.8	4.7	3.1%	146.3	3.1	2.1%
West	1,184.9	115.5	9.7%	1,117.4	114.3	10.2%
	$5,062.1	$512.1	10.1%	$4,591.5	$414.7	9.0%
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

East Region — Homebuilding revenues increased 10% and 5% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods due largely to increases in our Carolina markets. The region generated pre-tax income of $22.8 million and $50.5 million in the three and six months ended March 31, 2016, respectively, compared to $13.0 million and $39.4 million in the prior year periods. Pre-tax income in the three and six months ended March 31, 2016 was reduced by an inventory impairment charge of $3.2 million related to the sale of an inactive parcel of land. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 210 and 90 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, largely due to the average cost of homes decreasing while the average sales price was relatively flat. As a percentage of homebuilding revenues, SG&A expenses decreased by 150 and 130 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 12% and 4% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, primarily due to an increase in the average selling price in the region, largely in our Denver market. The region generated pre-tax income of $9.0 million and $16.0 million in the three and six months ended March 31, 2016, respectively, compared to $10.2 million and $15.0 million in the prior year periods. Home sales gross profit percentage decreased by 270 and 30 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods. The decrease in the three-month period was largely due to the average cost of homes closed in the region increasing by more than the average selling price, as well as an increase in construction defect claims. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 and 70 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

Southeast Region — Homebuilding revenues increased 26% and 20% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $94.8 million and $171.7 million in the three and six months ended March 31, 2016, respectively, compared to $58.7 million and $116.7 million in the prior year periods. Home sales gross profit percentage increased by 10 and 50 basis points in the three and six months ended March 31, 2016, respectively. A decrease in the amount of purchase accounting adjustments related to the Crown Communities acquisition contributed to the increase in the six-month period. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 and 100 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

South Central Region — Homebuilding revenues increased 11% and 8% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number and average selling price of homes closed in our Dallas and Fort Worth markets. The region generated pre-tax income of $89.0 million and $153.7 million in the three and six months ended March 31, 2016, respectively, compared to $65.1 million and $126.2 million in the prior year periods. Home sales gross profit percentage increased by 150 and 70 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 10 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 13% and 5% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $2.0 million and $4.7 million in the three and six months ended March 31, 2016, respectively, compared to $1.2 million and $3.1 million in the prior year periods. Home sales gross profit percentage increased by 30 and 20 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 and 50 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

West Region — Homebuilding revenues increased 13% and 6% in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number and average selling price of homes closed in our Southern California markets. The region generated pre-tax income of $65.5 million and $115.5 million in the three and six months ended March 31, 2016, respectively, compared to $60.4 million and $114.3 million in the prior year periods. Home sales gross profit percentage decreased by 140 and 120 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 and 10 basis points in the three and six months ended March 31, 2016, respectively, compared to the prior year periods.

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

Our inventories at March 31, 2016 and September 30, 2015 are summarized as follows:

	As of March 31, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$465.9	$320.7	$36.7	$14.3	$837.6
Midwest	243.4	195.7	11.9	0.5	451.5
Southeast	1,059.2	840.0	65.8	8.1	1,973.1
South Central	1,076.2	1,013.3	14.5	7.3	2,111.3
Southwest	142.5	183.0	20.5	—	346.0
West	1,033.6	1,150.9	40.5	8.1	2,233.1
Corporate and unallocated (1)	133.0	125.7	4.4	0.9	264.0
	$4,153.8	$3,829.3	$194.3	$39.2	$8,216.6

	As of September 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$426.3	$335.5	$35.4	$20.1	$817.3
Midwest	257.6	205.0	11.9	—	474.5
Southeast	915.3	890.3	63.8	7.3	1,876.7
South Central	873.9	1,012.4	18.1	4.6	1,909.0
Southwest	111.9	172.6	27.9	—	312.4
West	803.4	1,316.0	40.6	5.3	2,165.3
Corporate and unallocated (1)	112.8	133.5	4.6	0.9	251.8
	$3,501.2	$4,065.3	$202.3	$38.2	$7,807.0
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at March 31, 2016 and September 30, 2015 are summarized as follows:

	As of March 31, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,200	10,500	22,700	3,000
Midwest	3,300	1,300	4,600	1,100
Southeast	31,700	25,700	57,400	7,700
South Central	36,700	25,900	62,600	7,900
Southwest	7,500	3,100	10,600	1,200
West	20,500	10,100	30,600	3,700
	111,900	76,600	188,500	24,600
	59%	41%	100%

	As of September 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,000	8,700	20,700	2,600
Midwest	4,100	1,100	5,200	1,100
Southeast	34,800	21,600	56,400	6,100
South Central	38,400	17,300	55,700	6,300
Southwest	7,500	1,400	8,900	900
West	21,600	5,400	27,000	2,800
	118,400	55,500	173,900	19,800
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 30,800 and 32,600 owned lots that are fully developed and ready for home construction at March 31, 2016 and September 30, 2015, respectively. Land/lots owned also include land held for development representing 10,100 and 11,100 lots at March 31, 2016 and September 30, 2015, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at March 31, 2016 and September 30, 2015 was $3.0 billion and $2.2 billion, respectively, secured by earnest money deposits of $108.7 million and $79.1 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 1,200 and 1,300 lots at March 31, 2016 and September 30, 2015, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both March 31, 2016 and September 30, 2015. Approximately 11,700 and 9,700 of our homes in inventory were unsold at March 31, 2016 and September 30, 2015, respectively. At March 31, 2016, approximately 3,300 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months. At September 30, 2015, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,917	4,243	16%	8,997	8,166	10%
Number of homes closed by D.R. Horton	9,262	8,243	12%	17,323	16,216	7%
DHI Mortgage capture rate	53%	51%		52%	50%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	4,952	4,283	16%	9,054	8,232	10%
Total number of loans originated or brokered by DHI Mortgage	5,289	4,819	10%	9,848	9,281	6%
Captive business percentage	94%	89%		92%	89%
Loans sold by DHI Mortgage to third parties	5,024	4,614	9%	9,935	9,104	9%

	Three Months Ended March 31,			Six Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(In millions)
Loan origination fees	$4.6	$5.4	(15)%	$8.9	$10.4	(14)%
Sale of servicing rights and gains from sale of mortgage loans	46.6	40.8	14%	83.8	73.6	14%
Other revenues	3.4	3.0	13%	6.4	5.6	14%
Total mortgage operations revenues	54.6	49.2	11%	99.1	89.6	11%
Title policy premiums	12.3	10.3	19%	23.1	19.6	18%
Total revenues	66.9	59.5	12%	122.2	109.2	12%
General and administrative expense	51.0	40.7	25%	97.1	78.6	24%
Interest and other (income)	(1.5)	(2.7)	(44)%	(4.6)	(5.5)	(16)%
Financial services pre-tax income	$17.4	$21.5	(19)%	$29.7	$36.1	(18)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
General and administrative expense	76.2%	68.4%	79.5%	72.0%
Interest and other (income)	(2.2)%	(4.5)%	(3.8)%	(5.0)%
Financial services pre-tax income	26.0%	36.1%	24.3%	33.1%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2016, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 16% and 10%, respectively, corresponding to increases in the number of homes closed by our homebuilding operations of 12% and 7%, respectively. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 53% and 52% in the three and six months ended March 31, 2016, respectively, up from 51% and 50% in the prior year periods.

Home closings from our homebuilding operations constituted 94% and 92% of DHI Mortgage loan originations in the three and six months ended March 31, 2016, respectively, compared to 89% in both prior year periods. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 9% in both the three and six months ended March 31, 2016 compared to the number sold in the prior year periods. Virtually all of the mortgage loans originated during the six months ended March 31, 2016 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 72% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2016 were sold to three major financial entities, one of which purchased 25% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 12% to $66.9 million and $122.2 million in the three and six months ended March 31, 2016, respectively, from $59.5 million and $109.2 million in the prior year periods. The number of loan originations increased 10% and 6% in the three and six months ended March 31, 2016, respectively, while the revenues generated by our mortgage operations increased 11% in both periods.

Our mortgage operations revenues in the three and six months ended March 31, 2016 include $1.5 million and $2.0 million, respectively, of charges related to increases in our estimated future recourse obligations. Charges related to recourse obligations were $0.4 million in both the three and six months ended March 31, 2015. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for losses on known and projected repurchase requests, actual repurchase volume or actual losses incurred resolving those repurchases could differ from our expectations, which may result in a change in our loss reserves.

Financial services general and administrative (G&A) expense increased 25% and 24% to $51.0 million and $97.1 million in the three and six months ended March 31, 2016, respectively, from $40.7 million and $78.6 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 76.2% and 79.5% in the three and six months ended March 31, 2016, respectively, compared to 68.4% and 72.0% in the prior year periods. The increase in G&A expense was primarily due to an increase in employee compensation costs to support the higher homebuilding closing volume during the last half of fiscal 2015 and expected growth in fiscal 2016. Also, new federal regulations that have recently become effective required our mortgage operations to incur significant costs for additional personnel to implement and maintain compliance with these regulations. Our financial services operations employed approximately 1,445 and 1,170 employees at March 31, 2016 and 2015, respectively. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2016 was $300.5 million and $541.8 million, respectively, compared to $230.1 million and $450.8 million, respectively, for the prior year periods. During the current year periods, our operating results benefited from higher revenues and gross profits and lower SG&A costs as a percentage of revenues as compared to the prior year in our homebuilding operations.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2016 was $105.4 million and $189.0 million, respectively, compared to $82.2 million and $160.4 million, respectively in the same periods of 2015. Our effective tax rate was 35.1% and 34.9% for the three and six months ended March 31, 2016, respectively, compared to 35.7% and 35.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction. In addition, the income tax expense for the six months ended March 31, 2016 and 2015 includes a tax benefit related to the retroactive application of new tax legislation.

At March 31, 2016 and September 30, 2015, we had deferred tax assets, net of deferred tax liabilities, of $536.7 million and $568.2 million, respectively, partially offset by a valuation allowance of $10.1 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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

At March 31, 2016, our ratio of homebuilding debt to total capital was 33.6%, compared to 36.1% at September 30, 2015 and 39.4% at March 31, 2015. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities. We intend to maintain our ratio of homebuilding debt to total capital at or below 40% over the long term, but we may choose to operate above 40% for short-term periods. Therefore, future homebuilding debt to total capital ratios may be higher than the current level.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations. We regularly assess our projected capital requirements to fund future growth in our business, repay future debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Homebuilding Capital Resources

Cash and Cash Equivalents — At March 31, 2016, our homebuilding cash and cash equivalents were $1.2 billion.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At March 31, 2016, there were no borrowings outstanding and $91.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $883.9 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2016, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $3.1 million at both March 31, 2016 and September 30, 2015 and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2016, we repaid the $170.2 million principal amount of our 5.625% senior notes, which were due on that date. On April 15, 2016, we repaid the $372.7 million principal amount of our 6.5% senior notes, which were due on that date. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2016, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2015, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2016. The full amount of each of these authorizations was remaining at March 31, 2016.

Financial Services Capital Resources

Cash and Cash Equivalents — At March 31, 2016, our financial services cash and cash equivalents were $28.9 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks that increased the total capacity of the facility to $475 million. The amendment allows for the capacity to be increased further, without requiring additional commitments, from $475 million to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. The capacity of the facility can also be increased to $650 million subject to the availability of additional commitments.

As of March 31, 2016, $564.7 million of mortgage loans held for sale with a collateral value of $545.8 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $50.4 million, DHI Mortgage had an obligation of $495.4 million outstanding under the mortgage repurchase facility at March 31, 2016 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2016, cash provided by operating activities was $26.9 million, compared to $168.8 million of cash used in operating activities in the prior year period. The most significant source of cash provided by operating activities in both periods was net income.

We used $652.8 million of cash to increase our construction in progress and finished home inventory, compared to $375.6 million used in the prior year period. Cash provided by a decrease in our residential land and lots inventory was $235.9 million, compared to $71.2 million of cash used to increase residential land and lot inventory in the prior year period. The decrease in our residential land and lots and the increase in our construction in progress and finished homes inventory is due to the increase in our homes under construction in the current year period to support our increased sales and closings volumes.

Investing Cash Flow Activities

In the six months ended March 31, 2016, net cash used in investing activities was $6.7 million, compared to $29.3 million in the prior year period. Investing cash flows in the current year period include proceeds of $35.8 million from the sale of our investment in debt securities, which resulted in a $4.5 million gain. We used $40.4 million and $24.0 million in the six months ended March 31, 2016 and 2015, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings available under our homebuilding and financial services credit facilities. Long-term financing needs for the growth of our operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets.

During the six months ended March 31, 2016, net cash used in financing activities was $179.9 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $170.6 million included our repayment of the $170.2 million principal amount of our 5.625% senior notes at maturity. During the six months ended March 31, 2015, net cash provided by financing activities was $234.0 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends.

During the three months ended March 31, 2016, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on February 17, 2016 to stockholders of record on February 5, 2016. In April 2016, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on May 27, 2016 to stockholders of record on May 13, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At March 31, 2016, our homebuilding operations had outstanding letters of credit of $94.2 million, which were cash collateralized, and surety bonds of $1.0 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at March 31, 2016, there were a limited number of contracts, representing $33.0 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2015, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At March 31, 2016 and September 30, 2015, we had reserves for approximately 180 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2016, we established reserves for approximately 40 new construction defect claims and resolved 45 construction defect claims for a total cost of $26.8 million. At March 31, 2015 and September 30, 2014, we had reserves for approximately 170 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2015, we established reserves for approximately 30 new construction defect claims and resolved 40 construction defect claims for a total cost of $20.4 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2016 and 2015 was not significant, is recognized in current earnings. At March 31, 2016, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $783.0 million. Uncommitted IRLCs totaled a notional amount of approximately $466.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $371.0 million at March 31, 2016.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2016. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2016.

	Six Months Ending September 30, 2016	Fiscal Year Ending September 30,							Fair Value at March 31, 2016
		2017	2018	2019	2020	2021	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$377.7	$352.3	$401.7	$500.8	$500.0	$—	$1,050.0	$3,182.5	$3,242.5
Average interest rate	6.6%	5.0%	3.8%	4.0%	4.2%	—%	5.2%	4.8%
Variable rate	$495.4	$—	$—	$—	$—	$—	$—	$495.4	$495.4
Average interest rate	2.6%	—%	—%	—%	—%	—%	—%	2.6%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter could potentially result in monetary sanctions to the Company in an amount which we do not currently expect would be material. As we cannot reasonably estimate the potential costs that may be associated with the eventual resolution of this matter, we have not recorded any associated liabilities in the accompanying balance sheet.

ITEM 6.  EXHIBITS

(a)	Exhibits.
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (1)

	3.2	Amended and Restated Bylaws of the Company. (2)
10.1
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers. (3)

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 25, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 30, 2009, filed with the SEC on August 5, 2009.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2016, filed with the SEC on March 2, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 25, 2016	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)