Form 10-Q
period 2016-06-30
HORTON D R INC /DE/
filed 2016-07-26
CIK 882184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Common stock, $.01 par value – 372,285,773 shares as of July 20, 2016

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$862.9	$1,355.9
Restricted cash	11.8	9.7
Inventories:
Construction in progress and finished homes	4,371.4	3,501.2
Residential land and lots — developed and under development	3,948.6	4,065.3
Land held for development	155.5	202.3
Land held for sale	28.7	38.2
	8,504.2	7,807.0
Deferred income taxes, net of valuation allowance of $9.2 million and $10.1 million at June 30, 2016 and September 30, 2015, respectively	505.1	558.1
Property and equipment, net	151.7	144.0
Other assets	422.8	456.2
Goodwill	87.2	87.2
	10,545.7	10,418.1
Financial Services:
Cash and cash equivalents	43.9	27.9
Mortgage loans held for sale	634.5	631.0
Other assets	109.1	74.0
	787.5	732.9
Total assets	$11,333.2	$11,151.0
LIABILITIES
Homebuilding:
Accounts payable	$568.2	$473.0
Accrued expenses and other liabilities	909.8	929.2
Notes payable	2,797.1	3,333.6
	4,275.1	4,735.8
Financial Services:
Accounts payable and other liabilities	41.1	41.9
Mortgage repurchase facility	504.2	477.9
	545.3	519.8
Total liabilities	4,820.4	5,255.6
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 379,371,827 shares issued and 372,171,756 shares outstanding at June 30, 2016 and 375,847,442 shares issued and 368,647,371 shares outstanding at September 30, 2015	3.8	3.8
Additional paid-in capital	2,839.3	2,733.8
Retained earnings	3,803.4	3,289.6
Treasury stock, 7,200,071 shares at June 30, 2016 and September 30, 2015, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	1.4
Stockholders’ equity	6,512.2	5,894.3
Noncontrolling interests	0.6	1.1
Total equity	6,512.8	5,895.4
Total liabilities and equity	$11,333.2	$11,151.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$3,118.7	$2,857.9	$8,145.6	$7,417.4
Land/lot sales and other	30.1	18.5	65.2	50.6
	3,148.8	2,876.4	8,210.8	7,468.0
Cost of sales:
Home sales	2,486.5	2,288.9	6,512.1	5,948.8
Land/lot sales and other	28.4	16.1	56.2	44.1
Inventory and land option charges	8.1	15.4	16.0	34.0
	2,523.0	2,320.4	6,584.3	6,026.9
Gross profit:
Home sales	632.2	569.0	1,633.5	1,468.6
Land/lot sales and other	1.7	2.4	9.0	6.5
Inventory and land option charges	(8.1)	(15.4)	(16.0)	(34.0)
	625.8	556.0	1,626.5	1,441.1
Selling, general and administrative expense	280.4	257.8	782.0	738.2
Other (income)	(3.8)	(3.9)	(16.8)	(13.9)
Homebuilding pre-tax income	349.2	302.1	861.3	716.8
Financial Services:
Revenues	83.1	74.4	205.4	183.6
General and administrative expense	56.4	46.0	153.5	124.6
Interest and other (income)	(2.7)	(3.3)	(7.2)	(8.8)
Financial services pre-tax income	29.4	31.7	59.1	67.8
Income before income taxes	378.6	333.8	920.4	784.6
Income tax expense	128.8	112.4	317.8	272.8
Net income	$249.8	$221.4	$602.6	$511.8
Other comprehensive income, net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain	—	—	1.2	—
Reclassification adjustment for net gain realized in net income	—	—	(2.6)	—
Comprehensive income	$249.8	$221.4	$601.2	$511.8

Basic net income per common share	$0.67	$0.60	$1.63	$1.40
Net income per common share assuming dilution	$0.66	$0.60	$1.61	$1.39
Cash dividends declared per common share	$0.08	$0.0625	$0.24	$0.1875
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2016	2015
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$602.6	$511.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	39.7
Amortization of discounts and fees	4.1	4.1
Stock based compensation expense	36.8	31.7
Excess income tax benefit from employee stock awards	(6.3)	(7.3)
Deferred income taxes	46.7	20.7
Inventory and land option charges	16.0	34.0
Gain on sale of debt securities collateralized by residential real estate	(4.5)	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(879.1)	(252.1)
Decrease (increase) in residential land and lots – developed, under development, held for development and held for sale	151.3	(120.7)
Increase in other assets	(4.6)	(3.2)
Increase in mortgage loans held for sale	(3.5)	(91.5)
Increase in accounts payable, accrued expenses and other liabilities	87.7	21.4
Net cash provided by operating activities	88.6	188.6
INVESTING ACTIVITIES
Purchases of property and equipment	(65.2)	(43.3)
Increase in restricted cash	(2.1)	(1.7)
Net principal decrease (increase) of other mortgage loans and real estate owned	4.3	(6.3)
Proceeds from sale (purchases) of debt securities collateralized by residential real estate	35.8	(14.8)
Payments related to acquisition of a business	—	(68.7)
Net cash used in investing activities	(27.2)	(134.8)
FINANCING ACTIVITIES
Proceeds from notes payable	26.3	1,560.8
Repayment of notes payable	(543.9)	(1,433.5)
Proceeds from stock associated with certain employee benefit plans	61.8	24.0
Excess income tax benefit from employee stock awards	6.3	7.3
Cash dividends paid	(88.9)	(68.6)
Net cash (used in) provided by financing activities	(538.4)	90.0
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(477.0)	143.8
Cash and cash equivalents at beginning of period	1,383.8	661.8
Cash and cash equivalents at end of period	$906.8	$805.6
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$4.2	$8.1
Stock issued under employee incentive plans	$19.9	$8.3
Accrual for holdback payment related to acquisition	$—	$2.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2016

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

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $41.1 million and $40.5 million at June 30, 2016 and September 30, 2015, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 78 markets in 26 states across the United States. The Company designs, builds and sells single-family detached homes on lots it develops and on fully developed lots purchased ready for home construction. To a lesser extent, the Company also builds and sells attached homes, such as townhomes, duplexes, triplexes and condominiums. Periodically, the Company sells land and lots to other developers and homebuilders where it has excess land and lot positions or for other strategic reasons. The homebuilding segments generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots.

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
June 30, 2016

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2015. Financial information relating to the Company’s reporting segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Revenues
Homebuilding revenues:
East	$391.2	$367.4	$998.3	$946.9
Midwest	179.9	205.4	465.2	480.3
Southeast	913.3	775.5	2,436.9	2,041.0
South Central	816.1	715.1	2,123.4	1,923.1
Southwest	93.0	96.7	246.8	243.0
West	755.3	716.3	1,940.2	1,833.7
Homebuilding revenues	3,148.8	2,876.4	8,210.8	7,468.0
Financial services revenues	83.1	74.4	205.4	183.6
Total revenues	$3,231.9	$2,950.8	$8,416.2	$7,651.6
Inventory Impairments
East	$4.2	$2.1	$7.4	$2.1
Midwest	—	—	—	—
Southeast	—	1.4	0.2	8.7
South Central	1.0	0.8	1.0	1.4
Southwest	—	—	—	—
West	—	7.4	0.3	11.4
Total inventory impairments	$5.2	$11.7	$8.9	$23.6
Income Before Income Taxes (1)
Homebuilding pre-tax income:
East	$40.4	$30.3	$90.9	$69.7
Midwest	13.5	21.5	29.5	36.5
Southeast	107.8	80.7	279.5	197.4
South Central	109.5	78.9	263.1	205.1
Southwest	0.9	5.2	5.6	8.3
West	77.1	85.5	192.7	199.8
Homebuilding pre-tax income	349.2	302.1	861.3	716.8
Financial services pre-tax income	29.4	31.7	59.1	67.8
Income before income taxes	$378.6	$333.8	$920.4	$784.6
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

	June 30, 2016	September 30, 2015
	(In millions)
Homebuilding Inventories (1)
East	$879.6	$817.3
Midwest	457.4	474.5
Southeast	2,046.9	1,876.7
South Central	2,125.8	1,909.0
Southwest	363.9	312.4
West	2,372.3	2,165.3
Corporate and unallocated (2)	258.3	251.8
Total homebuilding inventories	$8,504.2	$7,807.0
________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At June 30, 2016, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $201.9 million and recorded impairment charges of $5.2 million during the three months ended June 30, 2016, primarily related to the expected sale of a parcel of land in the East region. During the nine months ended June 30, 2016, impairment charges totaled $8.9 million. There were $11.7 million and $23.6 million of impairment charges recorded in the three and nine months ended June 30, 2015, respectively.

During the three and nine months ended June 30, 2016, the Company wrote off $2.9 million and $7.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate. During the three and nine months ended June 30, 2015, the Company wrote off $3.7 million and $10.4 million, respectively, of these deposits and costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts and debt issuance costs, consist of the following:

	June 30, 2016	September 30, 2015
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
5.625% senior notes due 2016	—	170.1
6.5% senior notes due 2016	—	372.5
4.75% senior notes due 2017	349.3	348.7
3.625% senior notes due 2018	398.7	398.2
3.75% senior notes due 2019	497.8	497.3
4.0% senior notes due 2020	497.0	496.4
4.375% senior notes due 2022	347.6	347.4
4.75% senior notes due 2023	298.1	297.9
5.75% senior notes due 2023	397.2	397.0
Other secured notes	11.4	8.1
	$2,797.1	$3,333.6
Financial Services:
Mortgage repurchase facility, maturing 2017	$504.2	$477.9

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $14.3 million and $17.3 million at June 30, 2016 and September 30, 2015, respectively.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At June 30, 2016, there were no borrowings outstanding and $93.2 million of letters of credit issued under the revolving credit facility.

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indentures governing the senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2016, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2016. All of the $500 million authorization was remaining at June 30, 2016. In July 2016, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities through July 31, 2017, which replaced the previous authorization.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks that increased the total capacity of the facility to $475 million. The amendment allows for the capacity to be increased further, without requiring additional commitments, from $475 million to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. The capacity of the facility can also be increased to $650 million subject to the availability of additional commitments. At June 30, 2016, the capacity of the facility was $600 million as a result of obtaining an increase in commitments for the period from June 24, 2016 through September 23, 2016.

As of June 30, 2016, $589.2 million of mortgage loans held for sale with a collateral value of $569.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $65.1 million, DHI Mortgage had an obligation of $504.2 million outstanding under the mortgage repurchase facility at June 30, 2016 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three quarters of fiscal 2016 and in fiscal 2015, the Company’s active inventory exceeded its debt level and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Capitalized interest, beginning of period	$214.5	$212.2	$208.0	$198.5
Interest incurred (1)	35.4	43.2	118.0	126.2
Interest charged to cost of sales	(43.3)	(42.8)	(119.4)	(112.1)
Capitalized interest, end of period	$206.6	$212.6	$206.6	$212.6
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $2.4 million and $5.9 million in the three and nine months ended June 30, 2016, respectively, and $2.1 million and $5.2 million in the same periods of 2015.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2016, mortgage loans held for sale had an aggregate fair value of $634.5 million and an aggregate outstanding principal balance of $609.3 million. At September 30, 2015, mortgage loans held for sale had an aggregate fair value of $631.0 million and an aggregate outstanding principal balance of $608.9 million. During the nine months ended June 30, 2016 and 2015, mortgage loans originated totaled $4.0 billion and $3.6 billion, respectively, and mortgage loans sold totaled $4.0 billion and $3.5 billion, respectively. The Company had gains on sales of loans and servicing rights of $59.8 million and $143.6 million during the three and nine months ended June 30, 2016, respectively, compared to $52.2 million and $125.7 million in the prior year periods. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 92% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2016 were sold to four major financial entities, one of which purchased 27% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and nine months ended June 30, 2016 and 2015 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At June 30, 2016 and September 30, 2015, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $403.8 million and $385.3 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $403.6 million and $383.8 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At June 30, 2016 and September 30, 2015, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2016	September 30, 2015
	(In millions)
Other mortgage loans	$40.7	$49.0
Real estate owned	0.5	0.6
	$41.2	$49.6

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on an analysis of loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests, discussions with mortgage purchasers and analysis of mortgages originated. The reserve balances at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016	September 30, 2015
	(In millions)
Loss reserves related to:
Other mortgage loans	$3.9	$1.5
Real estate owned	—	0.1
Loan repurchase and settlement obligations – known and expected	2.2	9.8
	$6.1	$11.4

The decrease in the reserve balance is primarily due to the payment of a full settlement with a significant third-party purchaser for loans previously sold to them. Other mortgage loans and real estate owned net of the related loss reserves are included in financial services other assets, while loan repurchase obligations are included in financial services accounts payable and other liabilities in the accompanying consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2016 and September 30, 2015, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $645.8 million and $370.9 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At June 30, 2016 and September 30, 2015, the notional amount of best-efforts whole loan delivery commitments totaled $46.8 million and $37.7 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $532.4 million and $297.2 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2016 was $128.8 million and $317.8 million, respectively, compared to $112.4 million and $272.8 million, respectively, in the same periods of fiscal 2015. The effective tax rate was 34.0% and 34.5% for the three and nine months ended June 30, 2016, respectively, compared to 33.7% and 34.8% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and federal energy tax credits.

At June 30, 2016 and September 30, 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $514.3 million and $568.2 million, respectively, partially offset by valuation allowances of $9.2 million and $10.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance as of September 30, 2015 also relates to certain state tax credit carryforwards. As of June 30, 2016, the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Options to purchase 8.6 million shares of common stock were excluded from the computation of diluted earnings per share for the 2015 periods because their effect would have been antidilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Numerator:
Net income	$249.8	$221.4	$602.6	$511.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	371.8	366.8	370.4	365.9
Effect of dilutive securities:
Employee stock awards	4.1	3.5	4.0	3.4
Denominator for diluted earnings per share — adjusted weighted average common shares	375.9	370.3	374.4	369.3

Basic net income per common share	$0.67	$0.60	$1.63	$1.40
Net income per common share assuming dilution	$0.66	$0.60	$1.61	$1.39

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2015, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2016. All of the $100 million authorization was remaining at June 30, 2016, and no common stock has been repurchased subsequent to June 30, 2016. In July 2016, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock through July 31, 2017, which replaced the previous authorization.

During the three months ended June 30, 2016, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on May 27, 2016 to stockholders of record on May 13, 2016. In July 2016, the Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on August 19, 2016 to stockholders of record on August 8, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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

In November 2015, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2018. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $30.81 per unit. Compensation expense related to these grants was $1.3 million and $3.6 million in the three and nine months ended June 30, 2016, respectively, based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2016, a total of 2.1 million time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 570 recipients). The weighted average grant date fair value of these equity awards was $23.14 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $2.4 million and $6.3 million in the three and nine months ended June 30, 2016, respectively.

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In millions)
Warranty liability, beginning of period	$87.9	$71.6	$82.0	$65.7
Warranties issued	14.3	12.9	37.2	33.3
Changes in liability for pre-existing warranties	2.4	2.3	5.6	3.0
Settlements made	(10.9)	(9.4)	(31.1)	(24.6)
Warranty liability, end of period	$93.7	$77.4	$93.7	$77.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $426.4 million and $451.0 million at June 30, 2016 and September 30, 2015, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. At both June 30, 2016 and September 30, 2015, approximately 99% of these reserves related to construction defect matters. Expenses related to the Company’s legal contingencies were $34.2 million and $32.5 million in the nine months ended June 30, 2016 and 2015, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2016, no individual existing claim was material to the Company’s financial statements, and the majority of the Company’s total construction defect reserves consisted of the estimated exposure to future claims on previously closed homes. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and the Company believes they will continue to fluctuate. Housing market conditions have been volatile across most of the Company’s markets over the past ten years, and the Company believes such conditions can affect the frequency and cost of construction defect claims. If the ultimate resolution of construction defect claims resulting from the Company’s home closings in prior years varies from current expectations, it could significantly change the Company’s estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company’s current estimates, they will have a significant negative impact on its future earnings and liquidity.

The Company’s reserves for legal claims decreased from $451.0 million at September 30, 2015 to $426.4 million at June 30, 2016 due to payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2016 and 2015 were as follows:

	Nine Months Ended June 30,
	2016	2015
	(In millions)
Reserves for legal claims, beginning of period	$451.0	$456.9
Increase in reserves	15.2	31.2
Payments	(39.8)	(37.4)
Reserves for legal claims, end of period	$426.4	$450.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $97.5 million, $126.5 million and $129.6 million at June 30, 2016, September 30, 2015 and June 30, 2015, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

At June 30, 2016, the Company had total deposits of $136.8 million, consisting of cash deposits of $130.6 million and promissory notes and letters of credit of $6.2 million, to purchase land and lots with a total remaining purchase price of approximately $3.4 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at June 30, 2016, representing $34.6 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2016 and September 30, 2015 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2016 and September 30, 2015, the option deposits related to these contracts totaled $119.6 million and $74.4 million, respectively.

Other Commitments

At June 30, 2016, the Company had outstanding surety bonds of $929.6 million and letters of credit of $96.1 million to secure performance under various contracts. Of the total letters of credit, $93.2 million were issued under the Company’s revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $2.9 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016	September 30, 2015
	(In millions)
Insurance receivables	$97.5	$126.5
Earnest money and refundable deposits	194.2	137.2
Accounts and notes receivable	34.2	49.2
Prepaid assets	25.7	40.9
Rental properties	54.6	47.1
Debt securities collateralized by residential real estate	—	33.9
Other assets	16.6	21.4
	$422.8	$456.2

The Company’s homebuilding accrued expenses and other liabilities at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016	September 30, 2015
	(In millions)
Reserves for legal claims	$426.4	$451.0
Employee compensation and related liabilities	159.7	172.7
Warranty liability	93.7	82.0
Accrued interest	40.1	30.7
Federal and state income tax liabilities	35.5	36.1
Inventory related accruals	28.8	30.0
Homebuyer deposits	67.5	58.9
Accrued property taxes	22.8	32.0
Other liabilities	35.3	35.8
	$909.8	$929.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis, and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

•
Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. The Company does not currently have any assets or liabilities measured at fair value using Level 1 inputs.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and September 30, 2015, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2016 and 2015.

		Fair Value at June 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	$—	$620.1	$14.4	$634.5
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	14.1	—	14.1
Forward sales of MBS	Other liabilities	—	(9.4)	—	(9.4)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

		Fair Value at September 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$33.9	$33.9
Financial Services:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	617.1	13.9	631.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.6	—	3.6
Forward sales of MBS	Other liabilities	—	(6.0)	—	(6.0)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2016
	(In millions)
Debt securities collateralized by residential real estate (a)	$33.9	$2.2	$—	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (b)	13.9	1.2	—	(15.6)	—	14.9	14.4
	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2015
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$—	$14.8	$—	$—	$—	$35.6
Mortgage loans held for sale (b)	12.0	0.3	—	(1.7)	—	2.9	13.5

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company sold all of the debt securities to a third party for $35.8 million in January 2016. The resulting gain of $4.5 million on the sale is included in homebuilding other income in the consolidated statement of operations for the nine-month period ended June 30, 2016.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at June 30, 2016 and September 30, 2015 include $14.4 million and $13.9 million, respectively, of loans for which the Company elected the fair value option upon origination and which the Company did not sell into the secondary market. Mortgage loans held for sale totaling $14.9 million and $2.9 million were transferred to Level 3 during the nine months ended June 30, 2016 and 2015, respectively, due to significant unobservable inputs used in determining the fair value of the loans. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2016 and September 30, 2015:

		Fair Value at June 30, 2016	Fair Value at September 30, 2015

	Balance Sheet Location	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$10.1
Inventory available for sale (a) (c)	Inventories	3.9	2.8
Financial Services:
Other mortgage loans (a) (d)	Other assets	33.9	15.2
Real estate owned (a) (d)	Other assets	0.1	0.5
___________________________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 14% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2016 and September 30, 2015:

	Carrying Value	Fair Value at June 30, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$862.9	$862.9	$—	$—	$862.9
Restricted cash (a)	11.8	11.8	—	—	11.8
Senior notes (b)	2,785.7	—	2,904.1	—	2,904.1
Other secured notes (a)	11.4	—	—	11.4	11.4
Financial Services:
Cash and cash equivalents (a)	43.9	43.9	—	—	43.9
Mortgage repurchase facility (a)	504.2	—	—	504.2	504.2

	Carrying Value	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,355.9	$1,355.9	$—	$—	$1,355.9
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,325.5	—	3,405.9	—	3,405.9
Other secured notes (a)	8.1	—	—	8.1	8.1
Financial Services:
Cash and cash equivalents (a)	27.9	27.9	—	—	27.9
Mortgage repurchase facility (a)	477.9	—	—	477.9	477.9
___________________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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
Consolidating Balance Sheet
June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$717.0	$99.1	$90.7	$—	$906.8
Restricted cash	8.6	3.2	—	—	11.8
Investments in subsidiaries	3,927.7	—	—	(3,927.7)	—
Inventories	2,861.5	5,576.6	66.1	—	8,504.2
Deferred income taxes	166.8	333.1	5.2	—	505.1
Property and equipment, net	66.2	48.5	37.0	—	151.7
Other assets	151.5	257.3	128.3	(5.2)	531.9
Mortgage loans held for sale	—	—	634.5	—	634.5
Goodwill	—	87.2	—	—	87.2
Intercompany receivables	1,864.8	8.1	—	(1,872.9)	—
Total Assets	$9,764.1	$6,413.1	$961.8	$(5,805.8)	$11,333.2
LIABILITIES & EQUITY
Accounts payable and other liabilities	$460.5	$939.3	$121.1	$(1.8)	$1,519.1
Intercompany payables	—	1,718.4	154.5	(1,872.9)	—
Notes payable	2,788.0	9.1	504.2	—	3,301.3
Total Liabilities	3,248.5	2,666.8	779.8	(1,874.7)	4,820.4
Stockholders’ equity	6,515.6	3,746.3	181.4	(3,931.1)	6,512.2
Noncontrolling interests	—	—	0.6	—	0.6
Total Equity	6,515.6	3,746.3	182.0	(3,931.1)	6,512.8
Total Liabilities & Equity	$9,764.1	$6,413.1	$961.8	$(5,805.8)	$11,333.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,040.8	$2,118.6	$—	$(10.6)	$3,148.8
Cost of sales	836.9	1,693.2	0.8	(7.9)	2,523.0
Gross profit (loss)	203.9	425.4	(0.8)	(2.7)	625.8
Selling, general and administrative expense	126.6	151.5	2.3	—	280.4
Equity in (income) of subsidiaries	(303.3)	—	—	303.3	—
Other (income)	(0.7)	(0.6)	(2.5)	—	(3.8)
Homebuilding pre-tax income (loss)	381.3	274.5	(0.6)	(306.0)	349.2
Financial Services:
Revenues	—	—	83.1	—	83.1
General and administrative expense	—	—	56.4	—	56.4
Interest and other (income)	—	—	(2.7)	—	(2.7)
Financial services pre-tax income	—	—	29.4	—	29.4
Income before income taxes	381.3	274.5	28.8	(306.0)	378.6
Income tax expense	130.6	92.4	10.8	(105.0)	128.8
Net income	$250.7	$182.1	$18.0	$(201.0)	$249.8
Comprehensive income	$250.7	$182.1	$18.0	$(201.0)	$249.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,700.7	$5,526.1	$—	$(16.0)	$8,210.8
Cost of sales	2,170.5	4,429.3	(4.7)	(10.8)	6,584.3
Gross profit	530.2	1,096.8	4.7	(5.2)	1,626.5
Selling, general and administrative expense	357.4	418.4	6.2	—	782.0
Equity in (income) of subsidiaries	(745.9)	—	—	745.9	—
Other (income)	(6.9)	(3.4)	(6.5)	—	(16.8)
Homebuilding pre-tax income	925.6	681.8	5.0	(751.1)	861.3
Financial Services:
Revenues	—	—	205.4	—	205.4
General and administrative expense	—	—	153.5	—	153.5
Interest and other (income)	—	—	(7.2)	—	(7.2)
Financial services pre-tax income	—	—	59.1	—	59.1
Income before income taxes	925.6	681.8	64.1	(751.1)	920.4
Income tax expense	319.6	234.0	23.9	(259.7)	317.8
Net income	$606.0	$447.8	$40.2	$(491.4)	$602.6
Comprehensive income	$604.6	$447.8	$40.2	$(491.4)	$601.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

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
June 30, 2016

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(9.0)	$160.3	$(17.3)	$(45.4)	$88.6
INVESTING ACTIVITIES
Purchases of property and equipment	(33.1)	(15.6)	(21.9)	5.4	(65.2)
Increase in restricted cash	(1.3)	(0.8)	—	—	(2.1)
Net principal decrease of other mortgage loans and real estate owned	—	—	4.3	—	4.3
Proceeds from sale of debt securities collateralized by residential real estate	35.8	—	—	—	35.8
Intercompany advances	70.6	—	—	(70.6)	—
Net cash provided by (used in) investing activities	72.0	(16.4)	(17.6)	(65.2)	(27.2)
FINANCING ACTIVITIES
Proceeds from notes payable	—	—	26.3	—	26.3
Repayment of notes payable	(542.9)	(1.0)	—	—	(543.9)
Intercompany advances	—	(138.4)	67.8	70.6	—
Proceeds from stock associated with certain employee benefit plans	61.8	—	—	—	61.8
Excess income tax benefit from employee stock awards	6.3	—	—	—	6.3
Cash dividends paid	(88.9)	—	(40.0)	40.0	(88.9)
Net cash (used in) provided by financing activities	(563.7)	(139.4)	54.1	110.6	(538.4)
(Decrease) increase in cash and cash equivalents	(500.7)	4.5	19.2	—	(477.0)
Cash and cash equivalents at beginning of period	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of period	$717.0	$99.1	$90.7	$—	$906.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2016

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$164.7	$127.1	$(88.2)	$(15.0)	$188.6
INVESTING ACTIVITIES
Purchases of property and equipment	(21.4)	(18.2)	(3.7)	—	(43.3)
Increase in restricted cash	(1.2)	(0.5)	—	—	(1.7)
Net principal increase of other mortgage loans and real estate owned	—	—	(6.3)	—	(6.3)
Purchases of debt securities collateralized by residential real estate	(14.8)	—	—	—	(14.8)
Intercompany advances	58.8	—	—	(58.8)	—
Payments related to acquisition of a business	(68.7)	—	—	—	(68.7)
Net cash used in investing activities	(47.3)	(18.7)	(10.0)	(58.8)	(134.8)
FINANCING ACTIVITIES
Proceeds from notes payable	1,472.0	—	88.8	—	1,560.8
Repayment of notes payable	(1,433.0)	(0.3)	(0.2)	—	(1,433.5)
Intercompany advances	—	(93.9)	35.1	58.8	—
Proceeds from stock associated with certain employee benefit plans	24.0	—	—	—	24.0
Excess income tax benefit from employee stock awards	7.3	—	—	—	7.3
Cash dividends paid	(68.6)	—	(15.0)	15.0	(68.6)
Net cash provided by (used in) financing activities	1.7	(94.2)	108.7	73.8	90.0
Increase in cash and cash equivalents	119.1	14.2	10.5	—	143.8
Cash and cash equivalents at beginning of period	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of period	$616.5	$103.7	$85.4	$—	$805.6

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

BUSINESS

We are the largest homebuilding company by volume in the United States. We construct and sell homes through our operating divisions in 78 markets in 26 states, under the names of D.R. Horton, America’s Builder, Express Homes, Emerald Homes, Regent Homes, Crown Communities and Pacific Ridge Homes. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $290,300 during the nine months ended June 30, 2016. Approximately 89% and 91% of home sales revenues were generated from the sale of single-family detached homes in the nine months ended June 30, 2016 and 2015, respectively. The remainder of home sales revenues was generated from the sale of attached homes, such as townhomes, duplexes, triplexes and condominiums, which share common walls and roofs.

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

In addition to our homebuilding and financial services operations, we engage in some ancillary activities, which include the activities of our captive insurance subsidiary and other insurance-related subsidiaries, subsidiaries that construct and own income-producing rental properties and subsidiaries that own non-residential real estate and oil and gas related assets. At June 30, 2016 and September 30, 2015, we owned approximately 500 attached residential rental homes. These ancillary activities and the related income or loss are not significant, either individually or in the aggregate.

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

OVERVIEW

During the third quarter of fiscal 2016, demand for new homes continued to reflect the stable to moderately improved trends we have seen across most of our operating markets over the past year. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have offered more move-up and luxury homes in many of our markets. We have also expanded our offerings of affordable homes for entry-level buyers, who we believe have been under-served in the new home market in recent years. We have continued to expand our product offerings across more of our operating markets during fiscal 2016 to broaden our product diversity.

During the third quarter of fiscal 2016, the number and value of our net sales orders increased 13% and 14%, respectively, compared to the prior year quarter, and homes closed and home sales revenues both increased 9%. Our pre-tax income in the third quarter was $378.6 million, compared to $333.8 million in the prior year quarter. During the first three quarters of fiscal 2016, cash provided by operations was $88.6 million, compared to $188.6 million in the prior year period. We believe our business is well positioned for the future because of our broad geographic operating base and product offerings, our inventory of finished lots, land and homes, our strong balance sheet and liquidity and our experienced personnel across our operating markets. We are focused on growing our profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

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

STRATEGY

Our operating strategy is focused on leveraging our financial and competitive position to increase the returns on our inventory investments while generating strong profitability and cash flows. This strategy includes the following initiatives:

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

We expect our operating strategy will allow us to maintain a strong balance sheet and liquidity position while continuing to increase our revenues and profitability. Our operating strategy has produced positive results in recent years. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2016, as compared to the same period of 2015, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 9% to $3.1 billion.

•	Homes closed increased 9% to 10,739 homes, and the average closing price of those homes increased slightly to $290,400.

•	Net sales orders increased 13% to 11,714 homes, and the value of net sales orders increased 14% to $3.4 billion.

•	Sales order backlog increased 15% to 14,670 homes, and the value of sales order backlog increased 17% to $4.4 billion.

•	Home sales gross margins increased 40 basis points to 20.3%.

•	Inventory and land option charges were $8.1 million, compared to $15.4 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 10 basis points to 8.9%.

•	Homebuilding pre-tax income increased 16% to $349.2 million, compared to $302.1 million.

•	Homebuilding cash and cash equivalents totaled $862.9 million, compared to $1.4 billion and $766.7 million at September 30, 2015 and June 30, 2015, respectively.

•	Homebuilding inventories totaled $8.5 billion, compared to $7.8 billion and $8.1 billion at September 30, 2015 and June 30, 2015, respectively.

•	Homes in inventory totaled 25,300, compared to 19,800 and 21,200 at September 30, 2015 and June 30, 2015, respectively.

•	Owned and controlled lots totaled 202,000, compared to 173,900 and 173,600 at September 30, 2015 and June 30, 2015, respectively.

•	Homebuilding debt was $2.8 billion, down from $3.3 billion and $3.4 billion at September 30, 2015 and June 30, 2015, respectively.

•	Homebuilding debt to total capital was 30.0%, improving from 36.1% at September 30, 2015 and 37.3% at June 30, 2015.

Financial Services Operations:

•	Financial services revenues increased 12% to $83.1 million, compared to $74.4 million.

•	Financial services pre-tax income decreased 7% to $29.4 million, compared to $31.7 million.

Consolidated Results:

•	Consolidated pre-tax income increased 13% to $378.6 million, compared to $333.8 million.

•	Net income increased 13% to $249.8 million, compared to $221.4 million.

•	Diluted earnings per share increased 10% to $0.66, compared to $0.60.

•	Total equity was $6.5 billion, compared to $5.9 billion and $5.6 billion at September 30, 2015 and June 30, 2015, respectively.

•	Net cash provided by operations was $61.7 million, compared to $357.4 million.

Key financial results for the nine months ended June 30, 2016, as compared to the same period of 2015, were as follows:

Homebuilding Operations:

•	Homebuilding revenues increased 10% to $8.2 billion.

•	Homes closed increased 8% to 28,062 homes, and the average closing price of those homes increased 2% to $290,300.

•	Net sales orders increased 11% to 32,070 homes, and the value of net sales orders increased 13% to $9.4 billion.

•	Home sales gross margins increased 30 basis points to 20.1%.

•	Inventory and land option charges were $16.0 million, compared to $34.0 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 40 basis points to 9.5%.

•	Homebuilding pre-tax income increased 20% to $861.3 million, compared to $716.8 million.

Financial Services Operations:

•	Financial services revenues increased 12% to $205.4 million, compared to $183.6 million.

•	Financial services pre-tax income decreased 13% to $59.1 million, compared to $67.8 million.

Consolidated Results:

•	Consolidated pre-tax income increased 17% to $920.4 million, compared to $784.6 million.

•	Net income increased 18% to $602.6 million, compared to $511.8 million.

•	Diluted earnings per share increased 16% to $1.61, compared to $1.39.

•	Net cash provided by operations was $88.6 million, compared to $188.6 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2016 and 2015.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,361	1,251	9%	$382.1	$339.8	12%	$280,700	$271,600	3%
Midwest	527	431	22%	200.4	162.1	24%	380,300	376,100	1%
Southeast	3,930	3,392	16%	1,023.4	894.7	14%	260,400	263,800	(1)%
South Central	3,588	3,208	12%	887.3	793.7	12%	247,300	247,400	—%
Southwest	535	480	11%	126.3	105.5	20%	236,100	219,800	7%
West	1,773	1,636	8%	815.7	713.6	14%	460,100	436,200	5%
	11,714	10,398	13%	$3,435.2	$3,009.4	14%	$293,300	$289,400	1%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	3,784	3,702	2%	$1,064.2	$994.6	7%	$281,200	$268,700	5%
Midwest	1,372	1,342	2%	517.9	503.3	3%	377,500	375,000	1%
Southeast	10,663	8,835	21%	2,768.8	2,298.9	20%	259,700	260,200	—%
South Central	10,089	9,386	7%	2,463.5	2,266.5	9%	244,200	241,500	1%
Southwest	1,352	1,237	9%	313.8	274.3	14%	232,100	221,700	5%
West	4,810	4,401	9%	2,250.7	1,946.8	16%	467,900	442,400	6%
	32,070	28,903	11%	$9,378.9	$8,284.4	13%	$292,500	$286,600	2%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2016	2015	2016	2015	2016	2015
East	414	436	$113.7	$115.2	23%	26%
Midwest	70	88	24.8	36.2	12%	17%
Southeast	1,189	946	293.2	237.1	23%	22%
South Central	1,037	965	256.1	232.1	22%	23%
Southwest	178	166	37.6	36.6	25%	26%
West	305	287	146.8	126.4	15%	15%
	3,193	2,888	$872.2	$783.6	21%	22%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2016	2015	2016	2015	2016	2015
East	1,157	1,126	$309.0	$300.0	23%	23%
Midwest	182	215	68.5	80.8	12%	14%
Southeast	3,154	2,574	789.2	631.6	23%	23%
South Central	2,739	2,710	675.6	634.5	21%	22%
Southwest	499	447	105.8	95.5	27%	27%
West	822	840	399.4	375.9	15%	16%
	8,553	7,912	$2,347.5	$2,118.3	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 14% to $3,435.2 million (11,714 homes) for the three months ended June 30, 2016 from $3,009.4 million (10,398 homes) for the prior year period, with increases in all of our regions. The value of net sales orders increased 13% to $9,378.9 million (32,070 homes) for the nine months ended June 30, 2016 from $8,284.4 million (28,903 homes) for the prior year period. The increases in sales order value were primarily due to increases in volume and to a lesser extent, increases in selling prices in most regions.

The number of net sales orders increased 13% and 11%, and the average price of net sales orders increased 1% to $293,300 and 2% to $292,500 during the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. Our Florida markets contributed most to the higher volumes in our Southeast region during the three and nine-month periods. Our Minneapolis and Denver markets contributed most to the higher volume in our Midwest region during the three-month period. The volume increases in our other regions reflect continued stable to moderately improved market conditions in these markets. We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 21% in each of the three and nine months ended June 30, 2016, compared to 22% and 21% in the prior year periods.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,646	1,712	(4)%	$492.9	$469.9	5%	$299,500	$274,500	9%
Midwest	575	545	6%	219.1	214.5	2%	381,000	393,600	(3)%
Southeast	4,864	3,869	26%	1,313.3	1,053.7	25%	270,000	272,300	(1)%
South Central	5,048	4,548	11%	1,307.5	1,160.2	13%	259,000	255,100	2%
Southwest	839	577	45%	191.1	127.4	50%	227,800	220,800	3%
West	1,698	1,510	12%	856.3	718.8	19%	504,300	476,000	6%
	14,670	12,761	15%	$4,380.2	$3,744.5	17%	$298,600	$293,400	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	1,380	1,335	3%	$381.2	$364.8	4%	$276,200	$273,300	1%
Midwest	478	557	(14)%	179.9	205.4	(12)%	376,400	368,800	2%
Southeast	3,495	2,969	18%	912.5	775.3	18%	261,100	261,100	—%
South Central	3,355	2,932	14%	810.5	705.5	15%	241,600	240,600	—%
Southwest	414	442	(6)%	93.0	96.7	(4)%	224,600	218,800	3%
West	1,617	1,621	—%	741.6	710.2	4%	458,600	438,100	5%
	10,739	9,856	9%	$3,118.7	$2,857.9	9%	$290,400	$290,000	—%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
East	3,568	3,441	4%	$984.3	$941.4	5%	$275,900	$273,600	1%
Midwest	1,209	1,324	(9)%	465.2	480.1	(3)%	384,800	362,600	6%
Southeast	9,310	7,867	18%	2,433.4	2,035.8	20%	261,400	258,800	1%
South Central	8,697	8,196	6%	2,107.3	1,898.0	11%	242,300	231,600	5%
Southwest	1,084	1,085	—%	246.8	243.0	2%	227,700	224,000	2%
West	4,194	4,159	1%	1,908.6	1,819.1	5%	455,100	437,400	4%
	28,062	26,072	8%	$8,145.6	$7,417.4	10%	$290,300	$284,500	2%

Home Sales Revenue

Revenues from home sales increased 9% to $3,118.7 million (10,739 homes closed) for the three months ended June 30, 2016 from $2,857.9 million (9,856 homes closed) for the prior year period. Revenues from home sales increased 10% to $8,145.6 million (28,062 homes closed) for the nine months ended June 30, 2016 from $7,417.4 million (26,072 homes closed) for the prior year period. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in the three and nine months ended June 30, 2016 increased 9% and 8%, respectively, from the prior year periods. The increase in homes closed in both current year periods in our Southeast region was primarily due to increased volume in our Florida markets. The decrease in homes closed in both current year periods in our Midwest region was primarily due to lower volume in our Chicago and Denver markets.

The average selling price of homes closed during the three months ended June 30, 2016 was $290,400, up slightly from the $290,000 average for the prior year period. The average selling price of homes closed during the nine months ended June 30, 2016 was $290,300, up 2% from the $284,500 average for the prior year period.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Gross profit – Home sales	20.3%	19.9%	20.1%	19.8%
Gross profit – Land/lot sales and other	5.6%	13.0%	13.8%	12.8%
Inventory and land option charges	(0.3)%	(0.5)%	(0.2)%	(0.5)%
Gross profit – Total homebuilding	19.9%	19.3%	19.8%	19.3%
Selling, general and administrative expense	8.9%	9.0%	9.5%	9.9%
Other (income)	(0.1)%	(0.1)%	(0.2)%	(0.2)%
Homebuilding pre-tax income	11.1%	10.5%	10.5%	9.6%

Home Sales Gross Profit

Gross profit from home sales increased 11% to $632.2 million in the three months ended June 30, 2016 from $569.0 million in the prior year period and increased 40 basis points to 20.3% as a percentage of home sales revenues. The 40 basis point increase in the home sales gross profit percentage resulted from improvements of 20 basis points due to the average selling price of our homes closed increasing by more than the average cost, 20 basis points related to a decrease in the amount of purchase accounting adjustments for recent acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues. These improvements were partially offset by a 10 basis point increase in warranty and construction defect expenses as a percentage of home sales revenues.

Gross profit from home sales increased 11% to $1,633.5 million in the nine months ended June 30, 2016 from $1,468.6 million in the prior year period and increased 30 basis points to 20.1% as a percentage of home sales revenues. The 30 basis point increase in the home sales gross profit percentage resulted from improvements of 20 basis points due to the average selling price of our homes closed increasing by more than the average cost and 10 basis points related to a decrease in the amount of purchase accounting adjustments for recent acquisitions.

Our gross profit margins have remained relatively stable over the last two years. Based on current market conditions, we expect continued stability in our gross margins. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $30.1 million and $65.2 million in the three and nine months ended June 30, 2016, respectively, and $18.5 million and $50.6 million in the comparable periods of 2015. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2016, we had $28.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2016, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $201.9 million and recorded impairment charges of $5.2 million during the three months ended June 30, 2016, primarily related to the expected sale of a parcel of land in the East region. During the nine months ended June 30, 2016, impairment charges totaled $8.9 million. There were $11.7 million and $23.6 million of impairment charges recorded in the three and nine months ended June 30, 2015, respectively.

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

During the three and nine months ended June 30, 2016, we wrote off $2.9 million and $7.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. During the three and nine months ended June 30, 2015, we wrote off $3.7 million and $10.4 million, respectively, of these deposits and costs.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 9% to $280.4 million and 6% to $782.0 million in the three and nine months ended June 30, 2016, respectively, from $257.8 million and $738.2 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased 10 and 40 basis points to 8.9% and 9.5% in the three and nine months ended June 30, 2016, respectively, from 9.0% and 9.9% in the prior year periods. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs represented 69% and 68% of SG&A costs in the three and nine months ended June 30, 2016, respectively, compared to 68% and 67% in the prior year periods. These costs increased by 10% to $193.1 million and by 8% to $534.7 million in the three and nine months ended June 30, 2016, respectively, due to increases in the number of employees and incentive compensation as compared to the prior year periods. Our homebuilding operations employed approximately 5,180 and 4,960 employees at June 30, 2016 and 2015, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred decreased 18% to $35.4 million in the three months ended June 30, 2016 compared to the prior year period due to a 15% decrease in our average debt. Interest incurred decreased 6% to $118.0 million in the nine months ended June 30, 2016 compared to the prior year period due to a 7% decrease in our average debt. Interest charged to cost of sales was 1.7% and 1.8% of total cost of sales (excluding inventory and land option charges) in the three and nine months ended June 30, 2016, respectively, compared to 1.9% in both periods of fiscal 2015.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.8 million and $16.8 million in the three and nine months ended June 30, 2016, respectively, compared to $3.9 million and $13.9 million in the prior year periods. Other income in the nine-month period of fiscal 2016 includes a $4.5 million gain from the sale of an investment in debt securities. Other income consists of interest income, income from insurance-related activities, rental income, income and expenses from other assets, and various other types of ancillary income, gains, expenses and losses not directly associated with our core homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2016			2015
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$391.2	$40.4	10.3%	$367.4	$30.3	8.2%
Midwest	179.9	13.5	7.5%	205.4	21.5	10.5%
Southeast	913.3	107.8	11.8%	775.5	80.7	10.4%
South Central	816.1	109.5	13.4%	715.1	78.9	11.0%
Southwest	93.0	0.9	1.0%	96.7	5.2	5.4%
West	755.3	77.1	10.2%	716.3	85.5	11.9%
	$3,148.8	$349.2	11.1%	$2,876.4	$302.1	10.5%

	Nine Months Ended June 30,
	2016			2015
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$998.3	$90.9	9.1%	$946.9	$69.7	7.4%
Midwest	465.2	29.5	6.3%	480.3	36.5	7.6%
Southeast	2,436.9	279.5	11.5%	2,041.0	197.4	9.7%
South Central	2,123.4	263.1	12.4%	1,923.1	205.1	10.7%
Southwest	246.8	5.6	2.3%	243.0	8.3	3.4%
West	1,940.2	192.7	9.9%	1,833.7	199.8	10.9%
	$8,210.8	$861.3	10.5%	$7,468.0	$716.8	9.6%
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

East Region — Homebuilding revenues increased 6% and 5% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods due largely to increases in our Carolina markets. The region generated pre-tax income of $40.4 million and $90.9 million in the three and nine months ended June 30, 2016, respectively, compared to $30.3 million and $69.7 million in the prior year periods. Pre-tax income in the three and nine months ended June 30, 2016 was reduced by inventory impairment charges of $4.2 million and $7.4 million, respectively. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 240 and 150 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, largely due to the average cost of homes decreasing while the average sales price increased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 and 110 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

Midwest Region — Homebuilding revenues decreased 12% and 3% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. The decreases were due to a decrease in homes closed in our Chicago and Denver markets, partially offset by a slight increase in the average selling price of those homes. The region generated pre-tax income of $13.5 million and $29.5 million in the three and nine months ended June 30, 2016, respectively, compared to $21.5 million and $36.5 million in the prior year periods. Home sales gross profit percentage decreased by 230 and 110 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. The decreases were largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 70 and 10 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

Southeast Region — Homebuilding revenues increased 18% and 19% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $107.8 million and $279.5 million in the three and nine months ended June 30, 2016, respectively, compared to $80.7 million and $197.4 million in the prior year periods. Home sales gross profit percentage increased by 90 and 60 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 and 70 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

South Central Region — Homebuilding revenues increased 14% and 10% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, primarily due to an increase in the number and average selling price of homes closed in the majority of the region’s markets. The region generated pre-tax income of $109.5 million and $263.1 million in the three and nine months ended June 30, 2016, respectively, compared to $78.9 million and $205.1 million in the prior year periods. Home sales gross profit percentage increased by 200 and 120 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 20 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues decreased 4% and increased 2% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, primarily due to changes in the number of homes closed in our Phoenix market. The region generated pre-tax income of $0.9 million and $5.6 million in the three and nine months ended June 30, 2016, respectively, compared to $5.2 million and $8.3 million in the prior year periods. Home sales gross profit percentage decreased by 310 and 110 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. The decrease in the both periods was largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 130 and 30 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

West Region — Homebuilding revenues increased 5% and 6% in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods. The three-month period benefited from an increase in the number of homes closed in our Las Vegas market and the nine-month period results were primarily due to an increase in the number and average selling price of homes closed in our southern California markets. The region generated pre-tax income of $77.1 million and $192.7 million in the three and nine months ended June 30, 2016, respectively, compared to $85.5 million and $199.8 million in the prior year periods. Home sales gross profit percentage decreased by 220 and 160 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 50 and 10 basis points in the three and nine months ended June 30, 2016, respectively, compared to the prior year periods.

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

Our inventories at June 30, 2016 and September 30, 2015 are summarized as follows:

	As of June 30, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$501.9	$340.7	$31.3	$5.7	$879.6
Midwest	242.3	202.7	11.9	0.5	457.4
Southeast	1,144.5	845.1	49.3	8.0	2,046.9
South Central	1,076.0	1,024.6	14.6	10.6	2,125.8
Southwest	167.9	175.1	20.9	—	363.9
West	1,106.9	1,238.1	24.0	3.3	2,372.3
Corporate and unallocated (1)	131.9	122.3	3.5	0.6	258.3
	$4,371.4	$3,948.6	$155.5	$28.7	$8,504.2

	As of September 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$426.3	$335.5	$35.4	$20.1	$817.3
Midwest	257.6	205.0	11.9	—	474.5
Southeast	915.3	890.3	63.8	7.3	1,876.7
South Central	873.9	1,012.4	18.1	4.6	1,909.0
Southwest	111.9	172.6	27.9	—	312.4
West	803.4	1,316.0	40.6	5.3	2,165.3
Corporate and unallocated (1)	112.8	133.5	4.6	0.9	251.8
	$3,501.2	$4,065.3	$202.3	$38.2	$7,807.0
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2016 and September 30, 2015 are summarized as follows:

	As of June 30, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,200	12,700	24,900	3,200
Midwest	3,500	2,800	6,300	1,100
Southeast	31,600	30,600	62,200	8,100
South Central	37,600	30,200	67,800	7,700
Southwest	7,200	4,600	11,800	1,400
West	20,000	9,000	29,000	3,800
	112,100	89,900	202,000	25,300
	55%	45%	100%

	As of September 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,000	8,700	20,700	2,600
Midwest	4,100	1,100	5,200	1,100
Southeast	34,800	21,600	56,400	6,100
South Central	38,400	17,300	55,700	6,300
Southwest	7,500	1,400	8,900	900
West	21,600	5,400	27,000	2,800
	118,400	55,500	173,900	19,800
	68%	32%	100%
__________

(1)
Land/lots owned include approximately 29,700 and 32,600 owned lots that are fully developed and ready for home construction at June 30, 2016 and September 30, 2015, respectively. Land/lots owned also include land held for development representing 9,100 and 11,100 lots at June 30, 2016 and September 30, 2015, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at June 30, 2016 and September 30, 2015 was $3.4 billion and $2.2 billion, respectively, secured by earnest money deposits of $136.8 million and $79.1 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 700 and 1,300 lots at June 30, 2016 and September 30, 2015, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both June 30, 2016 and September 30, 2015. Approximately 11,300 and 9,700 of our homes in inventory were unsold at June 30, 2016 and September 30, 2015, respectively. At June 30, 2016, approximately 3,100 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2015, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,026	5,108	18%	15,023	13,274	13%
Number of homes closed by D.R. Horton	10,739	9,856	9%	28,062	26,072	8%
DHI Mortgage capture rate	56%	52%		54%	51%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,067	5,150	18%	15,121	13,382	13%
Total number of loans originated or brokered by DHI Mortgage	6,586	5,825	13%	16,434	15,106	9%
Captive business percentage	92%	88%		92%	89%
Loans sold by DHI Mortgage to third parties	6,515	5,547	17%	16,450	14,651	12%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(In millions)
Loan origination fees	$5.3	$6.4	(17)%	$14.2	$16.8	(15)%
Sale of servicing rights and gains from sale of mortgage loans	59.8	52.2	15%	143.6	125.7	14%
Other revenues	3.9	3.7	5%	10.3	9.4	10%
Total mortgage operations revenues	69.0	62.3	11%	168.1	151.9	11%
Title policy premiums	14.1	12.1	17%	37.3	31.7	18%
Total revenues	83.1	74.4	12%	205.4	183.6	12%
General and administrative expense	56.4	46.0	23%	153.5	124.6	23%
Interest and other (income)	(2.7)	(3.3)	(18)%	(7.2)	(8.8)	(18)%
Financial services pre-tax income	$29.4	$31.7	(7)%	$59.1	$67.8	(13)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
General and administrative expense	67.9%	61.8%	74.7%	67.9%
Interest and other (income)	(3.2)%	(4.4)%	(3.5)%	(4.8)%
Financial services pre-tax income	35.4%	42.6%	28.8%	36.9%

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2016, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 18% and 13%, respectively, corresponding to increases in the number of homes closed by our homebuilding operations of 9% and 8%, respectively, and increases in the mortgage capture rate. Our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) was 56% and 54% in the three and nine months ended June 30, 2016, respectively, up from 52% and 51% in the prior year periods.

Home closings from our homebuilding operations constituted 92% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2016, compared to 88% and 89%, respectively, in the prior year periods. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 17% and 12% in the three and nine months ended June 30, 2016, respectively, compared to the number sold in the prior year periods. Virtually all of the mortgage loans originated during the nine months ended June 30, 2016 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). Approximately 92% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2016 were sold to four major financial entities, one of which purchased 27% of our total loans sold.

Financial Services Revenues and Expenses

Revenues from the financial services segment increased 12% to $83.1 million and $205.4 million in the three and nine months ended June 30, 2016, respectively, from $74.4 million and $183.6 million in the prior year periods. The number of loan originations increased 13% and 9% in the three and nine months ended June 30, 2016, respectively, while the revenues generated by our mortgage operations increased 11% in both periods.

Our mortgage operations revenues in the three and nine months ended June 30, 2016 were reduced by charges of $0.7 million and $2.7 million, respectively, to increase our loss reserve for other mortgage loans and certain mortgage loans held for sale. Our mortgage operations revenues in the three and nine months ended June 30, 2015 were increased by $3.6 million and $3.1 million, respectively, to decrease our loss reserve for a reduction in our estimated future recourse obligations. Our loss reserve for loan recourse obligations is estimated based upon an analysis of loan repurchase requests received, our actual repurchases and losses through the disposition of such loans or requests, discussions with our mortgage purchasers and analysis of the mortgages we originated. While we believe that we have adequately reserved for expected losses on mortgage loans, known and projected repurchase requests and actual repurchase volume, actual losses incurred could differ from our expectations, which may result in a change in our loss reserves.

Financial services general and administrative (G&A) expense increased 23% to $56.4 million and $153.5 million in the three and nine months ended June 30, 2016, respectively, from $46.0 million and $124.6 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 67.9% and 74.7% in the three and nine months ended June 30, 2016, respectively, compared to 61.8% and 67.9% in the prior year periods. The increase in G&A expense was primarily due to an increase in employee compensation costs to support the growth in our homebuilding closing volume. Also, new federal regulations that have recently become effective required our mortgage operations to incur significant costs for additional personnel to implement and maintain compliance with these regulations. Our financial services operations employed approximately 1,540 and 1,275 employees at June 30, 2016 and 2015, respectively. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2016 was $378.6 million and $920.4 million, respectively, compared to $333.8 million and $784.6 million, respectively, for the prior year periods. During the current year periods, our operating results benefited from higher revenues and gross profits and lower SG&A costs as a percentage of revenues as compared to the prior year in our homebuilding operations.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2016 was $128.8 million and $317.8 million, respectively, compared to $112.4 million and $272.8 million, respectively in the same periods of 2015. Our effective tax rate was 34.0% and 34.5% for the three and nine months ended June 30, 2016, respectively, compared to 33.7% and 34.8% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes that was reduced by a tax benefit for the domestic production activities deduction and federal energy tax credits.

At June 30, 2016 and September 30, 2015, we had deferred tax assets, net of deferred tax liabilities, of $514.3 million and $568.2 million, respectively, partially offset by valuation allowances of $9.2 million and $10.1 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance as of September 30, 2015 also relates to certain state tax credit carryforwards. As of June 30, 2016, we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards.

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

At June 30, 2016, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by total equity plus homebuilding notes payable) was 30.0%, compared to 36.1% at September 30, 2015 and 37.3% at June 30, 2015. We intend to maintain our ratio of homebuilding debt to total capital at or below 40% over the long term, but we may choose to operate above 40% for short-term periods. Therefore, future homebuilding debt to total capital ratios may be higher than the current level. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase agreement is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

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

Homebuilding Capital Resources

Cash and Cash Equivalents — At June 30, 2016, our homebuilding cash and cash equivalents were $862.9 million.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At June 30, 2016, there were no borrowings outstanding and $93.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $881.8 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2016, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $2.9 million and $3.1 million at June 30, 2016 and September 30, 2015, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2016, we repaid the $170.2 million principal amount of our 5.625% senior notes, which were due on that date. On April 15, 2016, we repaid the $372.7 million principal amount of our 6.5% senior notes, which were due on that date. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2016, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2015, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2016. The full amount of each of these authorizations was remaining at June 30, 2016. In July 2016, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock through July 31, 2017, which replaced the previous authorizations.

Financial Services Capital Resources

Cash and Cash Equivalents — At June 30, 2016, our financial services cash and cash equivalents were $43.9 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks that increased the total capacity of the facility to $475 million. The amendment allows for the capacity to be increased further, without requiring additional commitments, from $475 million to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. The capacity of the facility can also be increased to $650 million subject to the availability of additional commitments. At June 30, 2016, the capacity of the facility was $600 million as a result of obtaining an increase in commitments for the period from June 24, 2016 through September 23, 2016.

As of June 30, 2016, $589.2 million of mortgage loans held for sale with a collateral value of $569.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $65.1 million, DHI Mortgage had an obligation of $504.2 million outstanding under the mortgage repurchase facility at June 30, 2016 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2016, cash provided by operating activities was $88.6 million, compared to $188.6 million in the prior year period. The most significant source of cash provided by operating activities in both periods was net income.

We used $879.1 million of cash to increase our construction in progress and finished home inventory, compared to $252.1 million used in the prior year period. The increase in our construction in progress and finished homes inventory is due to the increase in our homes under construction in the current year period to support sales and closings volumes for the remainder of fiscal 2016 and in fiscal 2017. Cash provided by a decrease in our residential land and lots inventory was $151.3 million, compared to $120.7 million of cash used to increase residential land and lot inventory in the prior year period.

Investing Cash Flow Activities

In the nine months ended June 30, 2016, net cash used in investing activities was $27.2 million, compared to $134.8 million in the prior year period. We used $65.2 million and $43.3 million in the nine months ended June 30, 2016 and 2015, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Investing cash flows in the current year period include proceeds of $35.8 million from the sale of our investment in debt securities, which resulted in a $4.5 million gain. In the prior year period, we used $14.8 million of cash to increase our investment in the debt securities. Also, during the prior year period, we acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash, of which $2.0 million was paid subsequent to June 30, 2015.

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

During the nine months ended June 30, 2016, net cash used in financing activities was $538.4 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $543.9 million included our repayment of the $170.2 million principal amount of our 5.625% senior notes and the $372.7 million principal amount of our 6.5% senior notes at maturity. During the nine months ended June 30, 2015, net cash provided by financing activities was $90.0 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends.

During the three months ended June 30, 2016, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, which was paid on May 27, 2016 to stockholders of record on May 13, 2016. In July 2016, our Board of Directors approved a quarterly cash dividend of $0.08 per common share, payable on August 19, 2016 to stockholders of record on August 8, 2016. Quarterly cash dividends of $0.0625 per common share were approved and paid in the comparable quarters of fiscal 2015. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Our primary contractual cash obligations for our homebuilding and financial services segments are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from operations, our homebuilding and financial services credit facilities or other bank financing, and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

At June 30, 2016, our homebuilding operations had outstanding letters of credit of $96.1 million, which were cash collateralized, and surety bonds of $929.6 million, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at June 30, 2016, there were a limited number of contracts, representing $34.6 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2015, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims, and the majority of our total construction defect reserves consists of the estimated exposure to future claims on previously closed homes. At June 30, 2016 and September 30, 2015, we had reserves for approximately 155 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2016, we established reserves for approximately 55 new construction defect claims and resolved 85 construction defect claims for a total cost of $31.8 million. At June 30, 2015 and September 30, 2014, we had reserves for approximately 175 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2015, we established reserves for approximately 50 new construction defect claims and resolved 55 construction defect claims for a total cost of $28.1 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2016 and 2015 was not significant, is recognized in current earnings. At June 30, 2016, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $936.0 million. Uncommitted IRLCs totaled a notional amount of approximately $599.0 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $403.8 million at June 30, 2016.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2016. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2016.

	Three Months Ending September 30, 2016	Fiscal Year Ending September 30,							Fair Value at June 30, 2016
		2017	2018	2019	2020	2021	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$5.3	$353.6	$401.7	$500.8	$500.0	$—	$1,050.0	$2,811.4	$2,915.5
Average interest rate	7.8%	5.0%	3.8%	4.0%	4.2%	—%	5.2%	4.6%
Variable rate	$504.2	$—	$—	$—	$—	$—	$—	$504.2	$504.2
Average interest rate	2.6%	—%	—%	—%	—%	—%	—%	2.6%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on July 25, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

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

D.R. HORTON, INC.
Date:	July 25, 2016	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)