Form 10-K
period 2016-09-30
HORTON D R INC /DE/
filed 2016-11-18
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
Commission file number 1-14122
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $10,451,712,000 based on the closing price as reported on the New York Stock Exchange.
As of November 9, 2016, there were 380,128,258 shares of the registrant’s common stock, par value $.01 per share, issued and 372,928,187 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2016 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed and revenues. We construct and sell homes through our operating divisions in 78 markets in 26 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes, Freedom Homes and Pacific Ridge Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2016, we closed 40,309 homes with an average closing price of $292,300.

Our business operations consist of homebuilding, financial services and other activities. Our homebuilding operations are the most substantial part of our business, comprising 98% of consolidated revenues, which totaled $12.2 billion in fiscal 2016. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 89% of our home sales revenues in fiscal 2016 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as town homes, duplexes, triplexes and condominiums. At September 30, 2016 and 2015, we owned approximately 500 attached residential rental homes.

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

In addition to our core homebuilding and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. At September 30, 2016, assets totaling $54.9 million associated with these subsidiaries were included in the financial services and other section of our balance sheet.

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov, and the public may read and copy any document we file at the SEC’s public reference room located at 100 F Street NE, Washington, D.C. 20549. Further information on the operation of the public reference room can be obtained by calling the SEC at 1-800-SEC-0330. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Our principal executive offices are located at 301 Commerce Street, Suite 500, Fort Worth, Texas 76102 and our telephone number is (817) 390-8200. Information on or linked to our website is not incorporated by reference into this annual report on Form 10-K unless expressly noted.

OPERATING STRUCTURE AND PROCESSES

Following is an overview of our Company’s operating structure and the significant processes that support our business controls, strategies and performance.

Homebuilding Markets

Our homebuilding business began in the Dallas/Fort Worth area, which is still one of our largest homebuilding operations and home to our corporate headquarters. We currently operate in 26 states and 78 markets, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		New Braunfels/San Marcos
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bakersfield
Colorado	Denver		Bay Area
	Fort Collins		Fresno
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Riverside County
	Southeast Region		Sacramento
Alabama	Birmingham		San Bernardino County
	Huntsville		San Diego County
	Mobile		Ventura County
	Montgomery	Hawaii	Hawaii
	Tuscaloosa		Kauai
Florida	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Lakeland	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/Fort Lauderdale	Oregon	Portland
	Orlando	Utah	Salt Lake City
	Pensacola/Panama City	Washington	Seattle/Tacoma/Everett
	Port St. Lucie		Vancouver
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Nashville

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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2016 as measured by number of homes closed and revenues, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers on operational decisions. We believe that our local management teams, who are familiar with local conditions, have the best information on which to base many decisions regarding their operations. At September 30, 2016, we had 39 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices:

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements; and
— Financial analysis of the potential project;

•	Negotiating lot option, land acquisition and related contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Selecting building plans and architectural schemes;

•	Selecting construction subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing homebuilding schedules;

•	Developing and implementing local marketing and sales plans;

•	Determining the pricing for each house plan and options in a given community; and

•	Coordinating post-closing customer service and warranty repairs.

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

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines;

•	Approval and funding of land and lot acquisitions;

•	Monitoring and analysis of profitability, returns, costs and inventory levels;

•	Risk and litigation management;

•	Environmental assessments of land and lot acquisitions;

•	Technology systems to support management of operations, marketing and information;

•	Accounting and management reporting;

•	Income taxes;

•	Internal audit;

•	Public reporting and investor and media relations;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Administration of customer satisfaction surveys and reporting of results; and

•	Approval of major personnel decisions and management incentive compensation plans.

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

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and are retained for a specific subdivision or series of house plans pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. We employ land development managers and construction superintendents to monitor land development and home construction activities, participate in major design and building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents interact with our homebuyers during the construction process and instruct buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our markets to appeal to the preferences of local homebuyers in each community. Our local management teams regularly adjust our product offerings to address our customers’ expectations for affordability, home size and features. In most communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We complete the construction of most homes within three to six months.

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

We control overhead costs by centralizing certain accounting and administrative functions and by monitoring staffing and compensation levels. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers and digital marketing initiatives, which we believe are an efficient use of our marketing expenditures.

Marketing and Sales

In most of our markets, we use the D.R. Horton, Emerald Homes and Express Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. In fiscal 2016, homes marketed under our Express Homes brand represented 26% of our home closings and 18% of our home sales revenue, and homes marketed under our Emerald Homes brand represented 4% of our home closings and 9% of our home sales revenue.

We also use the Pacific Ridge Homes brand in our Seattle market following our acquisition of their homebuilding operations in fiscal 2015, and their product offerings are similar to our D.R. Horton communities. We introduced our Freedom Homes brand in late fiscal 2016 to offer affordable homes specifically for the active adult buyer seeking a low-maintenance lifestyle in an age-restricted or age-targeted community.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of our homes and assisting with the selection of options. We train and inform our sales personnel as to the availability of financing, construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with incentives, such as discounts or free upgrades, to be competitive in a particular market.

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

We also build speculative homes in most of our subdivisions. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We maintain a level of speculative home inventory in each subdivision based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant. Speculative homes allow us to compete effectively with existing homes available in the market and improve our profits and returns.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2016, the value of our backlog of sales orders was $3.4 billion (11,475 homes), an increase of 9% from $3.1 billion (10,662 homes) at September 30, 2015. The average sales price of homes in backlog was $299,600 at September 30, 2016, up 2% from the $295,100 average at September 30, 2015. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 23% in both fiscal 2016 and 2015.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2016 are scheduled to close in fiscal year 2017. Further discussion of our backlog is provided in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of this annual report on Form 10-K.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. DHI Mortgage originates mortgage loans for a substantial portion of our homebuyers. During the year ended September 30, 2016, DHI Mortgage provided mortgage financing services for approximately 55% of our total homes closed, and approximately 93% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans, the majority of which are eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). DHI Mortgage sells substantially all of the loans and their servicing rights to third-party purchasers shortly after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to our homebuilding customers. We currently assume little or no underwriting risk associated with these title policies.

Employees

At September 30, 2016, we employed 6,976 persons, of whom 1,588 were sales and marketing personnel, 1,903 were involved in construction, 1,910 were office personnel and 1,575 worked in mortgage and title operations. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations, and we believe that we have good relations with our employees.

Recent Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. In April 2015, we acquired the homebuilding operations of Pacific Ridge Homes, which operates in Seattle, Washington. In September 2016, we acquired the homebuilding operations of Wilson Parker Homes, which operates in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona.

Acquisitions of homebuilding businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through option contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

Competition

The homebuilding industry is highly competitive. We compete with numerous other national, regional and local homebuilders for homebuyers, desirable land, raw materials, skilled labor, employees, management talent and financing. We also compete with resales of existing and foreclosed homes and with the rental housing market. Our homes compete on the basis of quality, price, location, design and mortgage financing terms.

The competitors to our financial services businesses include other title companies and mortgage lenders, including national, regional and local mortgage bankers and other financial institutions. Some of these competitors are subject to fewer governmental regulations and may have greater access to capital than we do, and some of them may operate with different lending criteria and may offer a broader array of financing and other products and services to consumers than we do.

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

Our homebuilding operations are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

Our mortgage company must comply with extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the Consumer Financial Protection Bureau (CFPB), Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, United States Department of Agriculture (USDA), Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies.

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

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic and real estate conditions, such as:

•	employment levels;

•	consumer confidence and spending;

•	housing demand;

•	availability of financing for homebuyers;

•	interest rates;

•
availability and prices of new homes for sale and alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties; and

•	demographic trends.

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

In recent years, concerns regarding the U.S. government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which has impacted business and consumer confidence. Federal government actions related to economic stimulus, taxation and spending levels, borrowing limits and new federal legislation, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer spending. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect the operating results of our homebuilding, financial services and other businesses.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts and floods, heavy or prolonged precipitation or wildfires, can harm our homebuilding business. These can delay our development work, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas, where we have some of our larger operations, present increased risks of adverse weather or natural disasters.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our homebuilding business.

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

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We may be responsible for losses associated with mortgage loans originated and sold to third-party purchasers in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in the connection with the loan. We establish reserves related to mortgages we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts.

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

We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. The maturity date of the commitments under the facility is September 7, 2020. Also, our mortgage subsidiary utilizes a mortgage repurchase facility to finance the majority of the loans it originates. At September 30, 2016, the capacity of the facility was $700 million and can be increased to $800 million subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 24, 2017. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations. We regularly assess our projected capital requirements to fund future growth in our business, repay future debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage lending industry has experienced significant change over the past decade, including volatility in the secondary market and a number of new government regulations. Since the secondary market continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. There have been ongoing discussions by the government with regard to the long-term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Any reduction in the availability of the financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.

The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of our homes. Changes, restrictions or premium increases in FHA programs in the future may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

Some of our customers may qualify for 100% financing through programs offered by the VA, USDA and certain housing finance agencies. These programs are subject to changes in regulations, lending standards and government funding levels. There can be no assurances that these programs or other programs will continue to be available in our homebuilding markets or that they will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac and Ginnie Mae and are sold to third-party purchasers. During fiscal 2016, approximately 92% of our mortgage loans were sold to four financial entities, one of which purchased 27% of the total loans sold. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

Even if potential customers do not need financing, changes in the availability of mortgage products may make it more difficult for them to sell their current homes to potential buyers who need financing.

Mortgage rates are currently low as compared to most historical periods. When interest rates increase, the cost of owning a home will increase, which will likely reduce the number of potential homebuyers who can obtain mortgage financing, and could result in a decline in the demand for our homes.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding business. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build and sell homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

Homebuilding is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

We are subject to home warranty and construction defect claims arising in the ordinary course of our homebuilding business. We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain construction materials. Despite our detailed specifications and monitoring of the construction process, our subcontractors occasionally do not meet adequate quality standards in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. We spend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. Additionally, we are subject to construction defect claims which can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

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

A health and safety incident relating to our operations could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

Damage to our corporate reputation or brands from negative publicity could adversely affect our business, financial results and/or stock price.

Adverse publicity related to our company, industry, personnel, operations or business performance may cause damage to our corporate reputation or brands and may generate negative sentiment, potentially affecting the performance of our business or our stock price, regardless of its accuracy or inaccuracy. Negative publicity can be disseminated rapidly through digital platforms, including social media, websites, blogs and newsletters. Customers and other interested parties value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction, and our success in preserving our brand image depends on our ability to recognize, respond to and effectively manage negative publicity in a rapidly changing environment. Adverse publicity or unfavorable commentary from any source could damage our reputation, reduce the demand for our homes or negatively impact the morale and performance of our employees, which could adversely affect our business.

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

These factors cause us to take longer or incur more costs to build our homes and adversely affect our revenues and profitability. If the level of new home demand increases significantly in future periods, the risk of shortages in residential lots, labor and materials available to the homebuilding industry will likely increase in some markets where we operate.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital, labor and materials can increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. If oil prices remain low or decline further, the economic conditions in markets that have significant exposure to the energy sector may weaken. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2016, we had $1.1 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. For example, we have received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter could potentially result in requirements for us to perform additional compliance procedures and to pay monetary sanctions.

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

Our financial services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the CFPB, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted to establish new requirements related to residential mortgage lending practices. In 2011, the CFPB was created to regulate consumer protection with regard to financial products and services. In 2014, the CFPB implemented rules regarding the creation and definition of a “Qualified Mortgage” (QM). These rules created standards for lender practices regarding assessing borrowers’ ability to repay, and limitations on certain fees and incentive arrangements. In 2015, the CFPB’s new Truth in Lending - Real Estate Settlement Procedures Act Integrated Disclosure Rule (TRID) became effective. This rule implemented additional disclosure timeline requirements and fee tolerances. The CFPB is currently conducting its initial examination of our subsidiary mortgage company.

In fiscal 2013, our subsidiary mortgage company was subpoenaed by the United States Department of Justice (DOJ) regarding the adequacy of underwriting criteria and documentation surrounding certain FHA loans originated and sold in prior years. We have provided information related to these loans to the DOJ, and communications are ongoing. The DOJ has not asserted any claims nor provided any indication of the amount of any potential claims or penalties.

Due to the significant increases in regulations, operating costs have increased for our mortgage operations. The possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2016, our consolidated debt was $3.3 billion, and we had $831.6 million principal amount of our debt maturing before the end of fiscal 2017. The indenture governing our senior notes does not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our financial services subsidiaries, and the agreement governing our revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indenture governing our senior notes and the agreement governing our revolving credit facility impose restrictions on our ability and on that of the guarantors to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt.

Possible consequences. The amount and the maturities of our debt could have important consequences. For example, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other operating or investing purposes;

•	limit our flexibility to adjust to changes in our business or economic conditions; and

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.

In addition, our debt obligations and the restrictions imposed by the instruments governing those obligations expose us to additional risks, including:

Dependence on future performance. Our ability to meet our debt service and other obligations and the financial covenants under our revolving credit and mortgage repurchase facilities will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facility and mortgage repurchase facility bear interest at floating rates.

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

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indenture governing our senior notes or the agreement governing our revolving credit facility, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Changes in debt ratings. Our senior unsecured debt is currently rated investment grade by two of the three major rating agencies; however, there can be no assurance that we will be able to maintain this rating. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of control purchase options and change of control default. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indenture governing our senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our revolving credit facility) would constitute an event of default under our revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under our revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our revolving credit facility were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indenture governing our senior notes, entitling the trustee for the notes or holders of at least 25 percent in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indenture for our notes, repayment of the borrowings under our revolving credit facility were required, or if our senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Homebuilding and financial services are very competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with local, regional and national homebuilders, and also with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can negatively affect our sales volumes, selling prices and incentive levels, reduce our profit margins, and cause the value of our inventory or other assets to be impaired. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

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

Our homebuilding and financial services businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the homebuilding and financial services industries and in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely affected.

We cannot make any assurances that our growth strategies, acquisitions or investments will be successful or will not expose us to additional risks.

We have primarily focused on internal growth in recent years by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded our business through investments in new product offerings and geographic markets. Investments in land, lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or if we are unsuccessful in implementing our growth strategies.

Additionally, we have acquired the homebuilding operations of five companies since fiscal 2012, and we may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have similar risks related to land, lots and home inventories, but they also involve the integration and oversight of the acquired operations, which may require us to devote significant resources and management time and attention toward these investments. We can give no assurance that we will be able to successfully identify, acquire and integrate strategic acquisitions or investments in the future. Acquisitions can result in dilution to existing stockholders if we issue our common stock as consideration, or reduce our liquidity if we fund them with cash. In addition, acquisitions can expose us to valuation risks, including the risk of writing off goodwill or impairing inventory and other assets related to such acquisitions. The risk of goodwill and asset impairments will increase during a cyclical housing downturn when our profitability may decline.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our homebuilding and financial services businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams and our executive officers. These key personnel have significant experience and skills in the homebuilding and financial services industries, as well as leadership and management abilities that are important to our success. We seek to retain our key personnel and to have succession plans in place to address the potential loss of key personnel. However, if our retention and succession planning efforts are unsuccessful or if we fail to attract suitable replacements, the loss of key personnel could adversely affect our business.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to our inventories of land, lots and homes, we own office buildings totaling approximately 730,000 square feet, and we lease approximately 610,000 square feet of office space under leases expiring through April 2022. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling approximately 93,600 acres which we use to conduct ranching and agricultural activities and to host company meetings and events.

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

In fiscal 2013, our subsidiary mortgage company was subpoenaed by the United States Department of Justice (DOJ) regarding the adequacy of underwriting criteria and documentation surrounding certain FHA loans originated and sold in prior years. We have provided information related to these loans to the DOJ, and communications are ongoing. The DOJ has not asserted any claims nor provided any indication of the amount of any potential claims or penalties.

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

	Year Ended September 30, 2016			Year Ended September 30, 2015
	High	Low	Declared Dividends	High	Low	Declared Dividends
1st Quarter	$33.10	$28.45	$0.08	$25.94	$19.29	$0.0625
2nd Quarter	31.64	22.97	0.08	28.77	22.12	0.0625
3rd Quarter	32.51	28.82	0.08	29.29	24.92	0.0625
4th Quarter	34.56	29.64	0.08	33.06	26.14	0.0625

As of November 9, 2016, the closing price of our common stock on the NYSE was $27.54, and there were approximately 409 holders of record.

In November 2016, our Board of Directors approved a cash dividend of $0.10 per common share, payable on December 12, 2016, to stockholders of record on November 28, 2016. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2016, 2015 and 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective August 1, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2017. A stock repurchase authorization of the same amount was in place for the twelve months prior to the current authorization. All of the $100 million authorization was remaining at September 30, 2016, and no common stock has been repurchased subsequent to September 30, 2016.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2016, compared to the S&P 500 Index, the S&P 500 Homebuilding Index and the S&P 1500 Homebuilding Index.The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2011 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

In fiscal 2016, we changed our published industry index from the S&P 500 Homebuilding Index to the S&P 1500 Homebuilding Index because it represents a broader group of homebuilding companies. Including D.R. Horton, three companies currently compose the S&P 500 Homebuilding Index compared to sixteen companies in the S&P 1500 Homebuilding Index. Of those companies, eight are currently included in the peer group of publicly-traded companies used by our Compensation Committee to analyze compensation decisions related to our named executive officers. The S&P 500 Homebuilding Index is included in the graph below for comparative purposes only. For the years following 2016, we will no longer provide a comparison of our stock performance with the S&P 500 Homebuilding Index.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index, S&P 500 Homebuilding Index and S&P 1500 Homebuilding Index

$500
$400
$300
$200
$100
$0
Sep11
Sep12
Sep13
Sep14
Sep15
Sep16
D.R. Horton, Inc.
S&P 500 Index
S&P 500 Homebuilding Index
S&P 1500 Homebuilding Index

	Year Ended September 30,
	2011	2012	2013	2014	2015	2016
D.R. Horton, Inc.	$100.00	$230.44	$219.16	$232.84	$336.22	$349.52
S&P 500 Index	100.00	130.20	155.39	186.05	184.91	213.44
S&P 500 Homebuilding Index	100.00	276.55	280.05	303.19	384.08	381.37
S&P 1500 Homebuilding Index	100.00	234.11	243.32	250.59	304.42	302.62

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

	Year Ended September 30,
	2016	2015	2014	2013	2012
		(In millions, except per share data)
Operating Data:
Revenues:
Homebuilding	$11,861.8	$10,559.0	$7,858.5	$6,085.9	$4,236.2
Financial Services	295.6	265.0	166.4	173.4	117.8
Inventory and land option charges	31.4	60.3	85.2	31.1	6.2
Gross profit — Homebuilding	2,359.2	2,023.3	1,589.9	1,232.4	743.8
Income before income taxes:
Homebuilding (1)	1,264.4	1,018.3	768.5	589.8	203.4
Financial Services and other (1)	89.1	105.1	45.7	68.0	39.5
Income tax expense (benefit) (2)	467.2	372.7	280.7	195.1	(713.4)
Net income	886.3	750.7	533.5	462.7	956.3
Net income per share:
Basic	2.39	2.05	1.57	1.44	3.01
Diluted	2.36	2.03	1.50	1.33	2.77
Cash dividends declared per common share	0.32	0.25	0.1375	0.1875	0.15

	September 30,
	2016	2015	2014	2013	2012
	(In millions)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$1,303.2	$1,383.8	$661.8	$977.4	$1,384.8
Inventories	8,340.9	7,807.0	7,700.5	6,197.4	4,165.2
Total assets	11,558.9	11,151.0	10,185.4	8,838.4	7,236.2
Notes payable (3)	3,271.3	3,811.5	3,665.7	3,491.0	2,481.1
Total equity	6,793.0	5,895.4	5,119.7	4,061.4	3,594.7
_____________

(1)
The operating results of certain subsidiaries previously included in our homebuilding operations have been reclassified to our financial services and other operations. As a result of these reclassifications, our homebuilding pre-tax income in fiscal 2014, 2013, and 2012 was reduced by $0.3 million, $2.5 million and $0.3 million, respectively, with a corresponding increase in the pre-tax income of our financial services and other operations. In fiscal 2015, the income and expense reclassifications had no impact on our results of operations. These reclassifications had no effect on our consolidated operating results or balance sheet data. See Note A.

(2)	The income tax benefit in fiscal 2012 reflects a $753.2 million reduction of our deferred tax asset valuation allowance during the year.

(3)	Notes payable includes both homebuilding notes payable and amounts outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2016 Overview

During fiscal 2016, demand for new homes continued to reflect the stable to moderately improved trends we have seen across most of our operating markets over the past year. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have focused on expanding our product offerings to more consistently include a broad range of homes for entry-level, move-up and luxury buyers across most of our markets. Our affordable entry-level homes have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand. In the fourth quarter of fiscal 2016, we began introducing affordable homes for the active adult buyer seeking a low-maintenance lifestyle in an age-restricted or age-targeted community. We plan to continue to expand our product offerings across more of our operating markets during fiscal 2017.

In fiscal 2016, the number and value of our net sales orders increased 9% and 12%, respectively, compared to the prior year, and the number of homes closed and home sales revenues increased 10% and 13%, respectively. Our pre-tax income was $1.4 billion in fiscal 2016, compared to $1.1 billion and $814.2 million in fiscal 2015 and 2014, respectively. Our pre-tax operating margin was 11.1% in fiscal 2016, compared to 10.4% and 10.1% in fiscal 2015 and 2014, respectively. During fiscal 2016, cash provided by operations was $618.0 million, compared to cash provided by operations of $700.4 million in fiscal 2015 and cash used in operations of $661.4 million in fiscal 2014. In fiscal 2016, our homebuilding return on inventory (ROI) improved to 15.4%, compared to 12.8% in fiscal 2015 and 11.1% in fiscal 2014. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

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

Strategy

Our operating strategy is focused on leveraging our financial and competitive position to increase the returns on our inventory investments while generating strong profitability and cash flows. This strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk and optimize returns.

•	Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.

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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2016, as compared to fiscal 2015, were as follows:

Homebuilding:

•	Homebuilding revenues increased 12% to $11.9 billion.

•	Homes closed increased 10% to 40,309 homes, and the average closing price of those homes increased 2% to $292,300.

•	Net sales orders increased 9% to 40,814 homes, and the value of net sales orders increased 12% to $12.0 billion.

•	Sales order backlog increased 8% to 11,475 homes, and the value of sales order backlog increased 9% to $3.4 billion.

•	Home sales gross margins increased 40 basis points to 20.2%.

•	Inventory and land option charges were $31.4 million, compared to $60.3 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 20 basis points to 9.3%.

•	Homebuilding pre-tax income increased 24% to $1.3 billion, compared to $1.0 billion.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.7%, compared to 9.6%.

•	Homebuilding cash and cash equivalents totaled $1.3 billion, compared to $1.4 billion.

•	Homebuilding inventories totaled $8.3 billion, compared to $7.8 billion.

•	Homes in inventory totaled 23,100, compared to 19,800.

•	Owned and controlled lots totaled 204,500, compared to 173,900.

•	Homebuilding debt was $2.8 billion, down from $3.3 billion.

•	Homebuilding debt to total capital was 29.2%, improving from 36.1%.

Financial Services and Other:

•	Financial services and other revenues increased 12% to $295.6 million.

•	Financial services and other pre-tax income was $89.1 million, compared to $105.1 million.

Consolidated Results:

•	Consolidated pre-tax income increased 20% to $1.4 billion, compared to $1.1 billion.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 11.1%, compared to 10.4%.

•	Net income increased 18% to $886.3 million, compared to $750.7 million.

•	Diluted earnings per share increased 16% to $2.36, compared to $2.03.

•	Total equity was $6.8 billion, compared to $5.9 billion.

•	Book value per common share increased 14% to $18.21, compared to $15.99.

•	Return on inventory improved 260 basis points to 15.4%.

•	Net cash provided by operations was $618.0 million, compared to $700.4 million.

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

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2016, 2015 and 2014. As described in Note A, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

Net Sales Orders (1)	Net Homes Sold
	Fiscal Year Ended September 30,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
East	4,944	4,859	3,867	2%	26%
Midwest	1,766	1,696	1,413	4%	20%
Southeast	13,616	11,703	8,529	16%	37%
South Central	12,433	11,753	9,707	6%	21%
Southwest	1,761	1,645	1,298	7%	27%
West	6,294	5,724	4,895	10%	17%
	40,814	37,380	29,709	9%	26%
	Value (In millions)
East	$1,388.5	$1,319.8	$1,074.2	5%	23%
Midwest	669.2	641.0	514.9	4%	24%
Southeast	3,547.3	3,053.4	2,164.4	16%	41%
South Central	3,045.4	2,849.7	2,144.5	7%	33%
Southwest	409.0	364.1	285.2	12%	28%
West	2,940.8	2,510.7	2,125.4	17%	18%
	$12,000.2	$10,738.7	$8,308.6	12%	29%
	Average Selling Price
East	$280,800	$271,600	$277,800	3%	(2)%
Midwest	378,900	377,900	364,400	—%	4%
Southeast	260,500	260,900	253,800	—%	3%
South Central	244,900	242,500	220,900	1%	10%
Southwest	232,300	221,300	219,700	5%	1%
West	467,200	438,600	434,200	7%	1%
	$294,000	$287,300	$279,700	2%	3%
_____________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (1)
	2016	2015	2014	2016	2015	2014	2016	2015	2014
East	1,582	1,536	1,106	$425.4	$416.7	$288.2	24%	24%	22%
Midwest	241	296	271	91.6	115.2	97.0	12%	15%	16%
Southeast	4,413	3,663	2,955	1,105.9	899.2	701.2	24%	24%	26%
South Central	3,795	3,833	3,136	942.5	913.2	686.8	23%	25%	24%
Southwest	745	572	517	160.4	123.0	104.6	30%	26%	28%
West	1,119	1,151	1,072	544.7	515.7	471.5	15%	17%	18%
	11,895	11,051	9,057	$3,270.5	$2,983.0	$2,349.3	23%	23%	23%
_____________

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

2016 versus 2015

The value of net sales orders increased 12% to $12.0 billion (40,814 homes) in 2016 from $10.7 billion (37,380 homes) in 2015, with increases in all of our regions. The increases in the value of sales orders were primarily due to increases in volume and to a lesser extent, increases in selling prices in most regions.

The number of net sales orders increased 9%, and the average price of net sales orders increased 2% to $294,000 during 2016 compared to 2015. Our Florida markets contributed most to the higher volume in our Southeast region and our Las Vegas market contributed most to the higher volume in our West region. The volume increases in our other regions reflect continued stable to moderately improved market conditions in these markets. We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

2015 versus 2014

The value of net sales orders increased 29% to $10.7 billion (37,380 homes) in 2015 from $8.3 billion (29,709 homes) in 2014, with increases in all of our regions. The increases in sales order value were primarily due to increases in volume as we expanded our operations and increased our market share in many of our markets. To a lesser extent, an increase in selling prices in our South Central region also contributed to the increase in sales order value.

The number of net sales orders increased 26%, and the average price of our net sales orders increased 3% to $287,300 during 2015 compared to 2014. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 527 net sales orders to the East region’s results in 2015, compared to 236 net sales orders in 2014, and added 1,359 net sales orders to the Southeast region’s results in 2015, compared to 508 net sales orders in 2014.

Sales Order Backlog	Homes in Backlog
	As of September 30,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
East	1,301	1,430	1,451	(9)%	(1)%
Midwest	470	412	527	14%	(22)%
Southeast	4,053	3,511	2,901	15%	21%
South Central	3,840	3,656	3,358	5%	9%
Southwest	655	571	425	15%	34%
West	1,156	1,082	1,226	7%	(12)%
	11,475	10,662	9,888	8%	8%
	Value (In millions)
East	$383.0	$413.0	$416.7	(7)%	(1)%
Midwest	184.0	166.4	191.3	11%	(13)%
Southeast	1,121.7	977.9	790.7	15%	24%
South Central	1,018.1	951.3	791.7	7%	20%
Southwest	150.7	124.0	96.0	22%	29%
West	580.5	514.2	572.4	13%	(10)%
	$3,438.0	$3,146.8	$2,858.8	9%	10%
	Average Selling Price
East	$294,400	$288,800	$287,200	2%	1%
Midwest	391,500	403,900	363,000	(3)%	11%
Southeast	276,800	278,500	272,600	(1)%	2%
South Central	265,100	260,200	235,800	2%	10%
Southwest	230,100	217,200	225,900	6%	(4)%
West	502,200	475,200	466,900	6%	2%
	$299,600	$295,100	$289,100	2%	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

Home Closings and Revenue	Homes Closed
	Fiscal Year Ended September 30,			% Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
East	5,126	4,880	3,537	5%	38%
Midwest	1,708	1,811	1,342	(6)%	35%
Southeast	13,303	11,093	8,743	20%	27%
South Central	12,249	11,455	9,046	7%	27%
Southwest	1,703	1,499	1,348	14%	11%
West	6,220	5,910	4,654	5%	27%
	40,309	36,648	28,670	10%	28%
	Home Sales Revenue (In millions)
East	$1,431.0	$1,323.5	$948.0	8%	40%
Midwest	651.7	665.9	483.0	(2)%	38%
Southeast	3,459.3	2,866.2	2,158.0	21%	33%
South Central	2,978.5	2,690.1	1,948.6	11%	38%
Southwest	388.1	336.1	285.2	15%	18%
West	2,874.5	2,587.6	1,981.9	11%	31%
	$11,783.1	$10,469.4	$7,804.7	13%	34%
	Average Selling Price
East	$279,200	$271,200	$268,000	3%	1%
Midwest	381,600	367,700	359,900	4%	2%
Southeast	260,000	258,400	246,800	1%	5%
South Central	243,200	234,800	215,400	4%	9%
Southwest	227,900	224,200	211,600	2%	6%
West	462,100	437,800	425,800	6%	3%
	$292,300	$285,700	$272,200	2%	5%

2016 versus 2015

Revenues from home sales increased 13% to $11.8 billion (40,309 homes closed) in 2016 from $10.5 billion (36,648 homes closed) in 2015. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in fiscal 2016 increased 10% from 2015 due to increases in most of our regions. Our Florida markets contributed most to the higher volume in our Southeast region and our Phoenix market contributed most to the higher volume in our Southwest region. The decrease in homes closed in our Midwest region was primarily due to lower volume in our Chicago and Denver markets.

2015 versus 2014

Revenues from home sales increased 34% to $10.5 billion (36,648 homes closed) in 2015 from $7.8 billion (28,670 homes closed) in 2014. During fiscal 2015, home sales revenues increased in all of our regions as we expanded our operations and increased our market share in many of our markets.

The number of homes closed increased 28%, and the average selling price of those homes increased 5% to $285,700 during 2015 compared to 2014. The increases in our East and Southeast regions reflect the positive impact of our May 2014 acquisition of the homebuilding operations of Crown Communities. Crown Communities added 585 closings to the East region’s results in 2015, compared to 213 closings in 2014, and added 1,292 closings to the Southeast region’s results in 2015, compared to 508 closings in 2014. Excluding the impact of Crown Communities, the increase in homes closed in our East region was primarily due to increases in our Carolina markets, and in our Southeast region was primarily due to increases in our Florida markets. The increase in our Midwest region was due to increases in our Chicago and Denver markets. In our South Central region, the highest percentage increases in homes closed occurred in our Houston, Austin and Fort Worth markets. Our Phoenix market contributed the most to the increase in our Southwest region. The increase in our West region was primarily due to increases in most of our California markets.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2016	2015	2014
Gross profit — Home sales	20.2%	19.8%	21.3%
Gross profit — Land/lot sales and other	13.3%	8.7%	17.7%
Inventory and land option charges	(0.3)%	(0.6)%	(1.1)%
Gross profit — Total homebuilding	19.9%	19.2%	20.2%
Selling, general and administrative expense (1)	9.3%	9.5%	10.5%
Goodwill impairment	0.1%	0.1%	—%
Other (income) expense (1)	(0.1)%	(0.1)%	(0.1)%
Homebuilding pre-tax income	10.7%	9.6%	9.8%
_____________

(1)
Prior period percentages for selling, general and administrative expense and other (income) expense reflect certain reclassifications made to the prior year financial statements to conform to the classifications used in the current year. See Note A.

Home Sales Gross Profit

2016 versus 2015

Gross profit from home sales increased 15% to $2.4 billion in 2016 from $2.1 billion in 2015 and increased 40 basis points to 20.2% as a percentage of home sales revenues. The 40 basis point increase in the home sales gross profit percentage resulted from improvements of 30 basis points due to the average selling price of our homes closed increasing by more than the average cost and 10 basis points due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues.

2015 versus 2014

Gross profit from home sales increased 25% to $2.1 billion in 2015 from $1.7 billion in 2014 and decreased 150 basis points to 19.8% as a percentage of home sales revenues. Approximately 150 basis points of the decrease in the home sales gross profit percentage resulted from the average cost of our homes closed increasing by more than the average selling price. Additionally, our home sales gross margin decreased approximately 20 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues. These decreases were partially offset by a 10 basis point improvement from a decrease in the amortization of capitalized interest and property taxes as a percentage of homes sales revenues and a 10 basis point improvement related to a decrease in the amount of purchase accounting adjustments for recent acquisitions.

Our gross profit margins have remained relatively stable since fiscal 2015. Based on current market conditions, we expect continued stability in our gross margins. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $78.7 million, $89.6 million and $53.8 million in fiscal 2016, 2015 and 2014, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales can occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2016, we had $33.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter during fiscal 2016, we reviewed the performance and outlook for all of our land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2016, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $160.9 million and recorded impairment charges of $11.4 million during the fourth quarter to reduce the carrying value of impaired communities and land to their estimated fair value. Total impairment charges during fiscal 2016, 2015 and 2014 were $20.3 million, $44.9 million and $75.2 million, respectively. Impairments in fiscal 2016 and 2015 primarily related to strategic decisions to sell inactive parcels of land, most of which were in our East and Southwest regions during fiscal 2016 and in our East, Southeast and West regions during fiscal 2015. Impairments in fiscal 2014 primarily related to underperforming projects in the Chicago market of our Midwest region and in the suburban Washington, D.C. market of our East region.

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

During fiscal 2016, we wrote off $11.1 million of earnest money deposits and pre-acquisition costs related to land option contracts that we expect to terminate. Earnest money and pre-acquisition cost write-offs for fiscal 2015 and 2014 were $15.4 million and $10.0 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities was $1.1 billion, $1.0 billion and $826.9 million in fiscal 2016, 2015 and 2014, respectively, increasing 10% in 2016 and 21% in 2015 from the respective prior years. As a percentage of homebuilding revenues, SG&A expense decreased 20 basis points to 9.3% in 2016 and decreased 100 basis points to 9.5% in 2015 from the respective prior years. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs were $748.7 million, $679.4 million and $536.0 million in fiscal 2016, 2015 and 2014, respectively. Compensation costs represented 68% of SG&A costs in both fiscal 2016 and 2015 and 65% of SG&A costs in fiscal 2014. These costs increased 10% in 2016 and 27% in 2015 due to increases in the number of employees and equity and incentive compensation as compared to the respective prior years. Our homebuilding operations employed 5,366, 4,888 and 4,525 employees at September 30, 2016, 2015 and 2014, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred decreased 10% to $152.3 million in fiscal 2016 compared to 2015 due to a 9% decrease in our average debt. Interest incurred decreased 9% to $169.2 million in fiscal 2015 compared to 2014, while our average debt increased 6%. The decrease in interest incurred in fiscal 2015 was due to a decrease in the average interest rate of our debt as compared to fiscal 2014. Interest charged to cost of sales was 1.8%, 1.9% and 2.0% of total cost of sales (excluding inventory and land option charges) in fiscal 2016, 2015 and 2014, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $12.7 million, $7.8 million and $5.5 million in fiscal 2016, 2015 and 2014, respectively. Other income in fiscal 2016 includes a $4.5 million gain from the sale of an investment in debt securities.

Goodwill Impairment

We performed our annual goodwill impairment evaluation in the fourth quarters of fiscal 2016 and 2015. As a result of these evaluations, impairment charges of $7.2 million and $9.8 million were recorded in fiscal 2016 and 2015, respectively, to reduce the goodwill in the Huntsville operating segment in our Southeast reporting region. This operating segment has experienced lower levels of profitability than anticipated primarily due to difficult market conditions. See Note A.

Business Acquisitions

In May 2014, we acquired the homebuilding operations of Crown Communities for $209.6 million in cash. Crown Communities operated in Georgia, South Carolina and eastern Alabama. The assets acquired included approximately 640 homes in inventory, 2,350 lots and control of approximately 3,400 additional lots through option contracts. We also acquired a sales order backlog of 431 homes valued at $113.6 million.

In April 2015, we acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. We also acquired a sales order backlog of 42 homes valued at $18.7 million.

In September 2016, we acquired the homebuilding operations of Wilson Parker Homes for $91.9 million in cash, inclusive of a holdback payment and an estimated post-closing adjustment. Wilson Parker Homes operates in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona. The assets acquired included approximately 380 homes in inventory, 490 lots and control of approximately 1,850 additional lots through option contracts. We also acquired a sales order backlog of 308 homes valued at $74.1 million.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	Homebuilding Revenues			Homebuilding Pre-tax Income (1)			Pre-tax Income as a Percentage of Homebuilding Revenues
	2016	2015	2014	2016	2015	2014	2016	2015	2014
East	$1,446.5	$1,333.6	$954.7	$138.7	$94.2	$45.2	9.6%	7.1%	4.7%
Midwest	651.7	666.1	483.5	44.3	49.8	(9.6)	6.8%	7.5%	(2.0)%
Southeast	3,463.5	2,890.6	2,167.0	388.4	278.7	217.9	11.2%	9.6%	10.1%
South Central	2,995.1	2,725.2	1,971.2	374.8	296.6	207.9	12.5%	10.9%	10.5%
Southwest	388.1	336.1	285.2	7.3	13.1	25.5	1.9%	3.9%	8.9%
West	2,916.9	2,607.4	1,996.9	310.9	285.9	281.6	10.7%	11.0%	14.1%
	$11,861.8	$10,559.0	$7,858.5	$1,264.4	$1,018.3	$768.5	10.7%	9.6%	9.8%
_____________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

2016 versus 2015

East Region — Homebuilding revenues increased 8% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Carolina markets, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $138.7 million in 2016, compared to $94.2 million in 2015. Pre-tax income was reduced by inventory impairment charges of $12.3 million and $14.3 million in 2016 and 2015, respectively, primarily in our New Jersey market. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased 150 basis points in 2016 compared to 2015, largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2016 compared to 2015.

Midwest Region — Homebuilding revenues decreased 2% in fiscal 2016 compared to fiscal 2015, primarily due to a decrease in homes closed in our Chicago and Denver markets, partially offset by an increase in the average selling price of those homes. The region generated pre-tax income of $44.3 million in 2016, compared to $49.8 million in 2015. Home sales gross profit percentage decreased 70 basis points in 2016 compared to 2015, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in 2016 compared to 2015.

Southeast Region — Homebuilding revenues increased 20% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $388.4 million in 2016, compared to $278.7 million in 2015, primarily as a result of the increase in revenues. Home sales gross profit percentage increased 50 basis points in 2016 compared to 2015. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 basis points in 2016 compared to 2015.

South Central Region — Homebuilding revenues increased 10% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number and average selling price of homes closed in our Dallas and Fort Worth markets. The region generated pre-tax income of $374.8 million in 2016, compared to $296.6 million in 2015, primarily as a result of the increase in revenues. Home sales gross profit percentage increased 140 basis points in 2016 compared to 2015, largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2016 compared to 2015.

Southwest Region — Homebuilding revenues increased 15% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $7.3 million in 2016, compared to $13.1 million in 2015. In 2016, pre-tax income was reduced by inventory impairment charges of $6.0 million in our Phoenix market. Home sales gross profit percentage decreased 80 basis points in 2016 compared to 2015, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2016 compared to 2015.

West Region — Homebuilding revenues increased 12% in fiscal 2016 compared to fiscal 2015, due to an increase in the number and average selling price of homes closed in our southern California, Portland and Las Vegas markets. The region generated pre-tax income of $310.9 million in 2016, compared to $285.9 million in 2015. Pre-tax income was reduced by inventory impairment charges of $0.3 million in 2016 and $20.4 million in 2015. The 2015 impairment charges primarily related to strategic decisions to sell land. Home sales gross profit percentage decreased 110 basis points in 2016 compared to 2015, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2016 compared to 2015.

2015 versus 2014

East Region — Homebuilding revenues increased 40% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed. The volume of home closings in our Greenville and Columbia, South Carolina markets benefited from our acquisition of Crown Communities in May 2014, which added 585 closings to the region’s 2015 results, compared to 213 closings in 2014. The region generated pre-tax income of $94.2 million in 2015, compared to $45.2 million in 2014. Pre-tax income was reduced by inventory impairment charges of $14.3 million in 2015, primarily in our New Jersey market, and $17.7 million in 2014, primarily in our suburban Washington, D.C. market. Home sales gross profit percentage increased 20 basis points in 2015 compared to 2014, due to an 80 basis point improvement from a decrease in the amount of purchase accounting adjustments related to the acquisitions of Crown Communities and Regent Homes, which was partially offset by the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in 2015.

Midwest Region — Homebuilding revenues increased 38% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed in our Chicago and Denver markets. The region generated pre-tax income of $49.8 million in 2015, compared to a pre-tax loss of $9.6 million in 2014. Inventory impairments of $49.3 million, primarily in our Chicago market, contributed to the loss in 2014. Home sales gross profit percentage decreased 290 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 210 basis points in 2015 compared to 2014.

Southeast Region — Homebuilding revenues increased 33% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed and an increase in average selling prices in many of the region’s markets. The region benefited, particularly in our Atlanta and Augusta markets, from our acquisition of Crown Communities in May 2014, which added 1,292 closings to the region’s 2015 results, compared to 508 closings in 2014. Excluding the impact of Crown Communities, the increase in home closings was primarily due to increases in our Florida markets. The region generated pre-tax income of $278.7 million in 2015, compared to $217.9 million in 2014, primarily as a result of the increase in revenues. Home sales gross profit percentage decreased 60 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price, which was partially offset by a decrease in the amount of purchase accounting adjustments related to the Crown Communities acquisition. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in 2015 compared to 2014.

South Central Region — Homebuilding revenues increased 38% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed and an increase in average selling prices in many of the region’s markets. The increase in home closings in our Houston, Austin and Fort Worth markets contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $296.6 million in 2015, compared to $207.9 million in 2014, primarily as a result of the increase in revenues. Home sales gross profit percentage decreased 30 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2015 compared to 2014.

Southwest Region — Homebuilding revenues increased 18% in fiscal 2015 compared to fiscal 2014, due to an increase in the number of homes closed and an increase in average selling prices in all of the region’s markets. The increase in home closings in our Phoenix market contributed most to the overall increase in homebuilding revenues in the region. The region generated pre-tax income of $13.1 million in 2015, compared to $25.5 million in 2014. Home sales gross profit percentage decreased 640 basis points in 2015 compared to 2014. The decrease in home sales gross profit percentage in 2015 was due to the average cost of homes closed in the region increasing by more than the average selling price, and to a lesser extent, the resolution of construction defect claims, most of which related to our Albuquerque market. Additionally, home sales gross profit percentage in 2014 benefited from a reimbursement of development costs of approximately $7.2 million received as part of a settlement during the year, which related to a community that was completed in a prior year. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in 2015 compared to 2014.

West Region — Homebuilding revenues increased 31% in fiscal 2015 compared to fiscal 2014, primarily due to an increase in the number of homes closed in most of our California markets. The region generated pre-tax income of $285.9 million in 2015, compared to $281.6 million in 2014. Pre-tax income was reduced by inventory impairment charges of $20.4 million in 2015, primarily related to strategic decisions to sell land in the region, and $5.1 million in 2014. Home sales gross profit percentage decreased 360 basis points in 2015 compared to 2014, largely due to the average cost of homes closed in the region increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in 2015 compared to 2014.

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

Our inventories at September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$448.9	$415.4	$26.8	$—	$891.1
Midwest	239.3	189.5	11.9	0.5	441.2
Southeast	1,149.8	870.1	44.8	5.6	2,070.3
South Central	1,009.6	1,032.0	14.6	19.4	2,075.6
Southwest	163.8	189.6	14.1	3.6	371.1
West	906.6	1,315.2	22.5	3.3	2,247.6
Corporate and unallocated (1)	116.7	123.4	3.1	0.8	244.0
	$4,034.7	$4,135.2	$137.8	$33.2	$8,340.9

	September 30, 2015
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$426.3	$335.5	$35.4	$20.1	$817.3
Midwest	257.6	205.0	11.9	—	474.5
Southeast	915.3	890.3	63.8	7.3	1,876.7
South Central	873.9	1,012.4	18.1	4.6	1,909.0
Southwest	111.9	172.6	27.9	—	312.4
West	803.4	1,316.0	40.6	5.3	2,165.3
Corporate and unallocated (1)	112.8	133.5	4.6	0.9	251.8
	$3,501.2	$4,065.3	$202.3	$38.2	$7,807.0
_____________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2016 and 2015 are summarized as follows:

	September 30, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,400	15,100	28,500	3,000
Midwest	3,200	2,100	5,300	1,200
Southeast	30,600	36,100	66,700	7,600
South Central	37,700	25,100	62,800	7,000
Southwest	7,500	2,000	9,500	1,300
West	20,500	11,200	31,700	3,000
	112,900	91,600	204,500	23,100
	55%	45%	100%

	September 30, 2015
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	12,000	8,700	20,700	2,600
Midwest	4,100	1,100	5,200	1,100
Southeast	34,800	21,600	56,400	6,100
South Central	38,400	17,300	55,700	6,300
Southwest	7,500	1,400	8,900	900
West	21,600	5,400	27,000	2,800
	118,400	55,500	173,900	19,800
	68%	32%	100%
_____________

(1)
Land/lots owned include approximately 30,400 and 32,600 owned lots that are fully developed and ready for home construction at September 30, 2016 and 2015, respectively. Land/lots owned also include land held for development representing 7,300 and 11,100 lots at September 30, 2016 and 2015, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2016 and 2015 was $3.6 billion and $2.2 billion, respectively, secured by earnest money deposits of $167.0 million and $79.1 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 700 and 1,300 lots at September 30, 2016 and 2015, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both September 30, 2016 and 2015. Approximately 11,800 and 9,700 of our homes in inventory were unsold at September 30, 2016 and 2015, respectively. At September 30, 2016, approximately 3,500 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2015, approximately 3,400 of our unsold homes were completed, of which approximately 700 homes had been completed for more than six months.

Results of Operations — Financial Services and Other

The following tables and related discussion set forth key operating and financial data for our financial services and other operations, comprising DHI Mortgage, our subsidiary title companies and other businesses, for the fiscal years ended September 30, 2016, 2015 and 2014. As described in Note A, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Fiscal Year Ended September 30,			2016 vs 2015	2015 vs 2014
	2016	2015	2014
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	21,970	18,821	14,213	17%	32%
Number of homes closed by D.R. Horton	40,309	36,648	28,670	10%	28%
DHI Mortgage capture rate	55%	51%	50%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	22,127	18,963	14,297	17%	33%
Total number of loans originated or brokered by DHI Mortgage	23,920	21,314	16,177	12%	32%
Captive business percentage	93%	89%	88%
Loans sold by DHI Mortgage to third parties	23,926	20,623	15,806	16%	30%

	Fiscal Year Ended September 30,			2016 vs 2015	2015 vs 2014
	2016	2015	2014
	(In millions)
Loan origination fees	$20.1	$23.6	$20.0	(15)%	18%
Sale of servicing rights and gains from sale of mortgage loans	216.0	173.0	99.6	25%	74%
Recourse (expense) benefit	(8.5)	9.8	2.2	(187)%	345%
Sale of servicing rights and gains from sale of mortgage loans, net	207.5	182.8	101.8	14%	80%
Other revenues	14.6	13.6	9.7	7%	40%
Total mortgage operations revenues	242.2	220.0	131.5	10%	67%
Title policy premiums	53.4	45.0	34.9	19%	29%
Total revenues	295.6	265.0	166.4	12%	59%
General and administrative expense (1)	220.0	183.0	138.5	20%	32%
Interest and other (income) expense (1)	(13.5)	(23.1)	(17.8)	(42)%	30%
Financial services and other pre-tax income	$89.1	$105.1	$45.7	(15)%	130%

Financial Services and Other Operating Margin Analysis

	Percentages of Financial Services Revenues (2)
	Fiscal Year Ended September 30,
	2016	2015	2014
Recourse expense (benefit)	2.8%	(3.8)%	(1.3)%
General and administrative expense (1)	72.3%	71.7%	84.3%
Interest and other (income) expense (1)	(4.4)%	(9.1)%	(10.8)%
Financial services and other pre-tax income	29.3%	41.2%	27.8%
_____________

(1)
Prior period amounts and percentages for general and administrative expense and interest and other (income) expense reflect certain reclassifications made to conform to the classifications used in the current year. See Note A.

(2)	Excludes the effects of recourse expense or benefit on financial services revenues.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In fiscal 2016, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 17%, corresponding to the 10% increase in the number of homes closed by our homebuilding operations combined with an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). In fiscal 2015, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased by 32%, corresponding to the 28% increase in the number of homes closed by our homebuilding operations. Our mortgage capture rate was 55%, 51% and 50% in fiscal 2016, 2015 and 2014, respectively.

Home closings from our homebuilding operations constituted 93%, 89% and 88% of DHI Mortgage loan originations in fiscal 2016, 2015 and 2014, respectively. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 16% in fiscal 2016 and 30% in fiscal 2015 as compared to the respective prior years. Virtually all of the mortgage loans originated during recent years and mortgage loans held for sale on September 30, 2016 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 92% of the mortgage loans sold by DHI Mortgage during fiscal 2016 were sold to four major financial entities, one of which purchased 27% of our total loans sold.

Financial Services and Other Revenues and Expenses

Revenues from our financial services and other operations increased 12% to $295.6 million in fiscal 2016 from $265.0 million in fiscal 2015, and the number of loan originations also increased 12% over that same period. Revenues from our financial services and other operations increased 59% to $265.0 million in fiscal 2015 from $166.4 million in fiscal 2014, and the number of loan originations increased 32%. In fiscal 2015, revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and higher average loan amounts.

Our mortgage operations revenues in fiscal 2016 were reduced by $8.5 million to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our mortgage operations revenues in fiscal 2015 and 2014 were increased by $9.8 million and $2.2 million, respectively, from decreases to our loss reserves. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense from financial services and other operations was $220.0 million, $183.0 million and $138.5 million in fiscal 2016, 2015 and 2014, respectively, increasing 20% in 2016 and 32% in 2015 from the respective prior years. These increases were primarily due to increases in employee compensation costs to support the growth in our homebuilding closing volume. Also, new federal regulations that have recently become effective required our mortgage operations to incur significant costs for additional personnel to implement and maintain compliance with these regulations. Our financial services and other operations employed 1,610, 1,342 and 1,096 employees at September 30, 2016, 2015 and 2014, respectively.

As a percentage of financial services and other revenues (excluding the effects of recourse expense or benefit), G&A expense was 72.3%, 71.7% and 84.3% in fiscal 2016, 2015 and 2014, respectively. The improvement during fiscal 2016 and 2015 as compared to fiscal 2014 was due to the relative increase in revenue and leverage of fixed overhead costs. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Interest and other income, net of other expense, included in our financial services and other operations consists primarily of the interest income of our mortgage subsidiary. Interest and other income in fiscal 2016 was lower than previous years due to expenses related to our other business activities, which include subsidiaries that conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $1.4 billion, $1.1 billion and $814.2 million in fiscal 2016, 2015 and 2014, respectively. The increase in our operating income over the three-year period is primarily due to higher revenues and home sales gross profits from increased home closings.

Income Taxes

Our income tax expense was $467.2 million, $372.7 million and $280.7 million in fiscal 2016, 2015 and 2014, respectively, and our effective tax rate was 34.5%, 33.2% and 34.5%, respectively, in those years. The effective tax rate for all years includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits. The effective tax rate for fiscal 2015 also includes a tax benefit for a reduction in the valuation allowance on deferred tax assets, and the effective tax rate for fiscal 2014 includes a tax benefit for the reduction in unrecognized tax benefits and related interest.

At September 30, 2016 and 2015, we had deferred tax assets, net of deferred tax liabilities, of $486.6 million and $568.2 million, respectively, partially offset by valuation allowances of $10.3 million and $10.1 million, respectively. We had tax benefits of $40.1 million that exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $0.3 million of the tax benefits will expire from fiscal years 2017 to 2021, $12.9 million will expire from fiscal years 2022 to 2026 and $26.9 million will expire from fiscal years 2027 to 2036. We also had tax benefits for state tax credit carryforwards of $1.6 million that will expire from fiscal years 2018 to 2019 and $1.3 million of tax benefits for state tax credit carryforwards that have no expiration date. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. During the fourth quarter of fiscal 2015, we reduced the valuation allowance by $17.5 million because we concluded it was more likely than not that we would realize more of our deferred tax assets related to state NOL carryforwards than previously anticipated. We based this conclusion on additional positive evidence related to the actual taxable income achieved during fiscal 2015 and higher levels of forecasted profitability for future years. The remaining valuation allowance at September 30, 2015 related to our state deferred tax assets for NOL carryforwards and certain tax credit carryforwards. The valuation allowance at September 30, 2016 relates to our state deferred tax assets for NOL carryforwards only. We believe it is more likely than not that a portion of these state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. We had no unrecognized tax benefits and no accrued interest or penalties related to unrecognized tax benefits at September 30, 2016 and 2015.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2010 through 2016. We are currently being audited by various states.

Capital Resources and Liquidity

We have historically funded our homebuilding and financial services and other operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in homebuilding market conditions and allow us to increase our investments in homes, finished lots, land and land development to expand our operations and grow our profitability.

At September 30, 2016, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by total equity plus homebuilding notes payable) was 29.2%, compared to 36.1% at September 30, 2015. We intend to maintain our ratio of homebuilding debt to total capital below 40% over the long term, but we may choose to operate at higher levels for short-term periods. Therefore, future homebuilding debt to total capital ratios may be higher than the current level. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase facility is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $350.0 million principal amount of senior notes during fiscal 2017. We regularly assess our projected capital requirements to fund future growth in our business, repay future debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2016, cash and cash equivalents of our homebuilding segment totaled $1.3 billion.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At September 30, 2016, there were no borrowings outstanding and $93.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $881.5 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2016, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $2.9 million and $3.1 million at September 30, 2016 and September 30, 2015, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On January 15, 2016, we repaid $170.2 million principal amount of our 5.625% senior notes, which were due on that date. On April 15, 2016, we repaid $372.7 million principal amount of our 6.5% senior notes, which were due on that date. We have $350.0 million principal amount of our senior notes maturing in May 2017. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At September 30, 2016, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2016, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2017. The full amount of each of these authorizations was remaining at September 30, 2016.

Capital Resources - Financial Services and Other

Cash and Cash Equivalents — At September 30, 2016, cash and cash equivalents of our financial services and other operations totaled $31.4 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended, and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks which increased the total capacity of the facility to $475 million and to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. In September 2016, the facility was amended to increase the capacity to $700 million from September 23, 2016 through November 21, 2016. The capacity of the facility can also be increased to $800 million subject to the availability of additional commitments.

As of September 30, 2016, $610.6 million of mortgage loans held for sale with a collateral value of $589.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $116.3 million, DHI Mortgage had an obligation of $473.0 million outstanding under the mortgage repurchase facility at September 30, 2016 at a 2.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2016, cash provided by operating activities was $618.0 million compared to $700.4 million in fiscal 2015. The most significant source of cash provided by operating activities in both years was net income.

Cash used to increase our construction in progress and finished home inventory was $496.2 million, compared to $63.1 million of cash provided from a decrease in construction in progress and finished home inventory in fiscal 2015. The increase in our construction in progress and finished homes inventory is due to the increase in our number of homes under construction to support an expected increase in sales and closings volumes. Cash used to increase residential land and lots inventory was $10.3 million, compared to $152.6 million in fiscal 2015.

Investing Cash Flow Activities

In fiscal 2016, net cash used in investing activities was $112.6 million, compared to $95.4 million in fiscal 2015. In September 2016, we acquired the homebuilding operations of Wilson Parker Homes for $91.9 million. We paid $82.2 million of the purchase price in cash during fiscal 2016 and expect the remaining purchase price to be paid in fiscal 2017. During fiscal 2015, we used cash to acquire the homebuilding operations of Pacific Ridge Homes for $70.9 million.

We used $86.1 million and $56.1 million in fiscal 2016 and 2015, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. Investing cash flows during fiscal 2016 include proceeds of $35.8 million from the sale of our investment in debt securities, which resulted in a $4.5 million gain. During fiscal 2015, we used $14.8 million of cash to increase our investment in the debt securities.

In fiscal 2015, we sold 177,000 acres of ranch land in New Mexico and all related assets, including the livestock grazing rights under long-term leases on approximately 114,000 acres of land, to Donald R. Horton, our Chairman, for $56.0 million in cash. We recognized a gain of $2.3 million related to the sale.

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

In fiscal 2016, net cash used in financing activities was $586.0 million, consisting primarily of note payments and payments of cash dividends. Note repayments of $549.7 million included our repayment of $170.2 million principal amount of our 5.625% senior notes and $372.7 million principal amount of our 6.5% senior notes at maturity. During fiscal 2015, net cash provided by financing activities was $117.0 million, consisting primarily of note proceeds, partially offset by repayments of notes payable and payments of cash dividends. Proceeds from notes payable of $1.6 billion related to our issuance of $500 million principal amount of 4.0% senior notes in February 2015, draws of $975.0 million on our revolving credit facility and borrowings of $118.7 million under our mortgage repurchase facility. Note repayments of $1.5 billion included our repayment of $1.3 billion drawn on our revolving credit facility and repayment of the $157.7 million principal amount of our 5.25% senior notes at maturity.

Our Board of Directors approved and paid quarterly cash dividends of $0.08 per common share and $0.0625 per common share in fiscal 2016 and 2015, respectively. In November 2016, our Board of Directors approved a cash dividend of $0.10 per common share, payable on December 12, 2016, to stockholders of record on November 28, 2016. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

Contractual Cash Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

Our primary contractual cash obligations are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from profits, our homebuilding and financial services credit facilities or other bank financing, and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

Our future cash requirements for contractual obligations as of September 30, 2016 are presented below:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Homebuilding:
Notes Payable — Principal (1)	$2,811.5	$358.6	$902.9	$500.0	$1,050.0
Notes Payable — Interest (1)	484.2	116.9	177.3	112.6	77.4
Operating Leases	32.9	12.4	14.3	5.4	0.8
Purchase Obligations (2)	38.1	26.4	10.9	0.8	—
	$3,366.7	$514.3	$1,105.4	$618.8	$1,128.2
Financial Services and Other:
Notes Payable — Principal (3)	$473.0	$473.0	$—	$—	$—
Notes Payable — Interest (3)	12.7	12.7	—	—	—
Operating Leases	1.8	0.6	0.9	0.3	—
	$487.5	$486.3	$0.9	$0.3	$—
_____________

(1)
Homebuilding notes payable represent principal and interest payments due on our senior notes and our secured notes. Because the balance of our revolving credit facility was zero at September 30, 2016, we did not assume any principal or interest payments related to this facility in future periods.

(2)
Purchase obligations relate to our land and lot option purchase contracts which enable us to control significant lot positions with limited capital investment. Among our land and lot option purchase contracts at September 30, 2016, there were a limited number of contracts, representing $38.1 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

(3)
Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 2.7% and principal balance outstanding at September 30, 2016.

At September 30, 2016, our homebuilding operations had outstanding letters of credit of $96.4 million and surety bonds of $1.1 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher financing, land, labor and material construction costs. We attempt to pass through to our customers any increases in our costs through increased sales prices. However, during periods when housing market conditions are challenging, we may not be able to offset cost increases with higher selling prices. In addition, higher mortgage interest rates reduce the affordability of our homes to prospective homebuyers.

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

•
reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	the effects of a health and safety incident;

•	the effects of negative publicity;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	the impact of an inflationary, deflationary or higher interest rate environment;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulations on our financial services operations;

•	our significant debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect our growth strategies, acquisitions or investments successfully;

•	the effects of the loss of key personnel; and

•	information technology failures and data security breaches.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2016 and 2015, and for the years ended September 30, 2016, 2015 and 2014. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

When a home is closed, we generally have not paid all incurred costs necessary to complete the home. We record as a liability and as a charge to cost of sales the amount estimated to ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amounts previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, such differences have not been significant.

Each quarter, we review our communities and land inventory for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type or future plans. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

•	gross margins on homes closed in recent months;

•	projected gross margins on homes sold but not closed;

•	projected gross margins based on community budgets;

•	trends in gross margins, average selling prices or cost of sales;

•	sales absorption rates; and

•	performance of other communities in nearby locations.

If indicators of impairment are present for a community, we perform an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:

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

For the inventory impairment analyses performed during fiscal 2016, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from seven months to three years, and we utilized a range of discount rates for communities from 10% to 14%.

We rarely purchase land for resale. However, when we own land or communities under development that do not fit into our development and construction plans, and we determine that we will sell the asset, the project is accounted for as land held for sale if certain criteria are met. We record land held for sale at the lesser of its carrying value or fair value less estimated costs to sell. In performing the impairment evaluation for land held for sale, we consider several factors including, but not limited to, recent offers received to purchase the property, prices for land in recent comparable sales transactions and market analysis studies, which include the estimated price a willing buyer would pay for the land. If the estimated fair value less costs to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less costs to sell.

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

Goodwill — We record goodwill associated with our acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on at least an annual basis by comparing the carrying value of each of our operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, we determine if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluations performed in fiscal 2016 and 2015, impairment charges of $7.2 million and $9.8 million were recorded to reduce the goodwill in the Huntsville operating segment in the Southeast reporting region. This operating segment has experienced lower levels of profitability than anticipated primarily due to difficult market conditions. At September 30, 2016, there was no goodwill remaining in the Huntsville operating segment. At September 30, 2016 and 2015, our goodwill balance was $80.0 million and $87.2 million, respectively.

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate, and is adjusted to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 93% and 99% of these reserves related to construction defect matters at September 30, 2016 and 2015, respectively.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2016 and 2015, we had reserves for approximately 140 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2016, we established reserves for approximately 90 new construction defect claims and resolved 135 construction defect claims for a total cost of $44.0 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and we believe they may continue to fluctuate. Housing market conditions have been volatile across most of our markets over the past ten years, and we believe such conditions can affect the frequency and cost of construction defect claims. We closed a significant number of homes over the past ten years. If the ultimate resolution of construction defect claims resulting from our home closings in prior years varies from current expectations, it could significantly change our estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed our current estimates, they will have a significant negative impact on our future earnings and liquidity.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $65.7 million in our reserves and a $34.8 million increase in our receivable, resulting in additional expense of $30.9 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $59.2 million in our reserves and a $25.9 million decrease in our receivable, resulting in a reduction in expense of $33.3 million.

Income Taxes — We calculate our income tax expense (benefit) using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. We record a valuation allowance when we determine it is more likely than not that a portion of our deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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

Stock-based Compensation — Our stockholders formally authorize shares of our common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2016, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2016 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2016 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

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

When available, we use quoted market prices in active markets to determine fair value. We consider the principal market and nonperformance risk associated with our counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for our mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments (IRLCs) and other derivative instruments on a recurring basis and are used for inventories, certain other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for us beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are continuing to evaluate the effect of adopting ASU 2014-09 and the manner in which we will adopt the new standard.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet, and that key information about leasing arrangements be disclosed. The guidance is effective for us beginning October 1, 2019, although early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for us beginning October 1, 2018 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2016 and 2015 was not significant, is recognized in current earnings. At September 30, 2016, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $670.0 million. Uncommitted IRLCs totaled a notional amount of approximately $430.4 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $284.5 million at September 30, 2016.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2016. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2016.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2016
	2017	2018	2019	2020	2021	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$358.6	$402.1	$500.8	$500.0	$—	$1,050.0	$2,811.5	$2,959.0
Average interest rate	5.0%	3.8%	3.9%	4.2%	—%	5.2%	4.6%
Variable rate	$473.0	$—	$—	$—	$—	$—	$473.0	$473.0
Average interest rate	2.7%	—%	—%	—%	—%	—%	2.7%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 18, 2016

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$1,271.8	$1,354.8
Restricted cash	9.5	9.7
Inventories:
Construction in progress and finished homes	4,034.7	3,501.2
Residential land and lots — developed and under development	4,135.2	4,065.3
Land held for development	137.8	202.3
Land held for sale	33.2	38.2
	8,340.9	7,807.0
Deferred income taxes, net of valuation allowance of $10.3 million and $10.1 million at September 30, 2016 and 2015, respectively	476.3	558.1
Property and equipment, net	139.5	124.8
Other assets	456.2	455.0
Goodwill	80.0	87.2
	10,774.2	10,396.6
Financial Services and Other:
Cash and cash equivalents	31.4	29.0
Mortgage loans held for sale	654.0	631.0
Property and equipment, net	55.9	22.1
Other assets	43.4	72.3
	784.7	754.4
Total assets	$11,558.9	$11,151.0
LIABILITIES
Homebuilding:
Accounts payable	$537.0	$473.0
Accrued expenses and other liabilities	917.1	927.4
Notes payable	2,798.3	3,333.6
	4,252.4	4,734.0
Financial Services and Other:
Accounts payable and other liabilities	40.5	43.7
Mortgage repurchase facility	473.0	477.9
	513.5	521.6
Total liabilities	4,765.9	5,255.6
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 380,123,258 shares issued and 372,923,187 shares outstanding at September 30, 2016 and 375,847,442 shares issued and 368,647,371 shares outstanding at September 30, 2015	3.8	3.8
Additional paid-in capital	2,865.8	2,733.8
Retained earnings	4,057.2	3,289.6
Treasury stock, 7,200,071 shares at September 30, 2016 and 2015, at cost	(134.3)	(134.3)
Accumulated other comprehensive income	—	1.4
Stockholders’ equity	6,792.5	5,894.3
Noncontrolling interests	0.5	1.1
Total equity	6,793.0	5,895.4
Total liabilities and equity	$11,558.9	$11,151.0
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2016	2015	2014
	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$11,783.1	$10,469.4	$7,804.7
Land/lot sales and other	78.7	89.6	53.8
	11,861.8	10,559.0	7,858.5
Cost of sales:
Home sales	9,403.0	8,393.6	6,139.1
Land/lot sales and other	68.2	81.8	44.3
Inventory and land option charges	31.4	60.3	85.2
	9,502.6	8,535.7	6,268.6
Gross profit:
Home sales	2,380.1	2,075.8	1,665.6
Land/lot sales and other	10.5	7.8	9.5
Inventory and land option charges	(31.4)	(60.3)	(85.2)
	2,359.2	2,023.3	1,589.9
Selling, general and administrative expense	1,100.3	1,003.0	826.9
Goodwill impairment	7.2	9.8	—
Other (income) expense	(12.7)	(7.8)	(5.5)
Homebuilding pre-tax income	1,264.4	1,018.3	768.5
Financial Services and Other:
Revenues	295.6	265.0	166.4
General and administrative expense	220.0	183.0	138.5
Interest and other (income) expense	(13.5)	(23.1)	(17.8)
Financial services and other pre-tax income	89.1	105.1	45.7
Income before income taxes	1,353.5	1,123.4	814.2
Income tax expense	467.2	372.7	280.7
Net income	$886.3	$750.7	$533.5
Other comprehensive income (loss), net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain (loss)	1.2	(0.8)	0.3
Reclassification adjustment for net gain realized in net income	(2.6)	—	—
Comprehensive income	$884.9	$749.9	$533.8
Basic net income per common share	$2.39	$2.05	$1.57
Net income per common share assuming dilution	$2.36	$2.03	$1.50
Cash dividends declared per common share	$0.32	$0.25	$0.1375

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2013 (322,943,618 shares)	$3.3	$2,042.0	$2,145.6	$(134.3)	$1.9	$2.9	$4,061.4
Net income	—	—	533.5	—	—	—	533.5
Issuances under employee benefit plans (77,216 shares)	—	1.4	—	—	—	—	1.4
Exercise of stock options (2,687,724 shares)	—	43.8	—	—	—	—	43.8
Net income tax deficiency from employee stock awards	—	(3.4)	—	—	—	—	(3.4)
Stock issued under employee incentive plans, net of shares withheld for employee taxes (288,685 shares)	—	5.5	—	—	—	—	5.5
Conversion of 2% convertible senior notes (38,589,451 shares)	0.4	498.2	—	—	—	—	498.6
Stock-based compensation expense	—	26.2	—	—	—	—	26.2
Cash dividends declared	—	—	(48.6)	—	—	—	(48.6)
Other comprehensive income, net of tax	—	—	—	—	0.3	—	0.3
Noncontrolling interests	—	—	—	—	—	1.0	1.0
Balances at September 30, 2014 (364,586,694 shares)	$3.7	$2,613.7	$2,630.5	$(134.3)	$2.2	$3.9	$5,119.7
Net income	—	—	750.7	—	—	—	750.7
Issuances under employee benefit plans (82,446 shares)	—	1.7	—	—	—	—	1.7
Exercise of stock options (3,636,655 shares)	0.1	60.0	—	—	—	—	60.1
Tax benefit from employee stock awards	—	7.9	—	—	—	—	7.9
Stock issued under employee incentive plans, net of shares withheld for employee taxes (341,576 shares)	—	8.3	—	—	—	—	8.3
Stock-based compensation expense	—	42.2	—	—	—	—	42.2
Cash dividends declared	—	—	(91.6)	—	—	—	(91.6)
Other comprehensive income, net of tax	—	—	—	—	(0.8)	—	(0.8)
Noncontrolling interests	—	—	—	—	—	(2.8)	(2.8)
Balances at September 30, 2015 (368,647,371 shares)	$3.8	$2,733.8	$3,289.6	$(134.3)	$1.4	$1.1	$5,895.4
Net income	—	—	886.3	—	—	—	886.3
Issuances under employee benefit plans (89,652 shares)	—	2.2	—	—	—	—	2.2
Exercise of stock options (3,504,989 shares)	—	70.1	—	—	—	—	70.1
Tax benefit from employee stock awards	—	2.7	—	—	—	—	2.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (681,175 shares)	—	8.0	—	—	—	—	8.0
Stock-based compensation expense	—	49.0	—	—	—	—	49.0
Cash dividends declared	—	—	(118.7)	—	—	—	(118.7)
Other comprehensive income, net of tax	—	—	—	—	(1.4)	—	(1.4)
Noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Balances at September 30, 2016 (372,923,187 shares)	$3.8	$2,865.8	$4,057.2	$(134.3)	$—	$0.5	$6,793.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2016	2015	2014
	(In millions)
OPERATING ACTIVITIES
Net income	$886.3	$750.7	$533.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	61.0	54.1	38.4
Amortization of discounts and fees	5.4	5.6	27.4
Stock-based compensation expense	49.0	42.2	26.2
Excess income tax benefit from employee stock awards	(10.0)	(12.3)	(0.6)
Deferred income taxes	75.3	3.1	17.4
Inventory and land option charges	31.4	60.3	85.2
Gain on sale of debt securities collateralized by residential real estate	(4.5)	—	—
Goodwill impairment	7.2	9.8	—
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(496.2)	63.1	(918.2)
Increase in residential land and lots — developed, under development, held for development and held for sale	(10.3)	(152.6)	(513.6)
(Increase) decrease in other assets	(16.3)	(29.8)	8.8
Increase in mortgage loans held for sale	(12.4)	(154.1)	(81.8)
Increase in accounts payable, accrued expenses and other liabilities	52.1	60.3	115.9
Net cash provided by (used in) operating activities	618.0	700.4	(661.4)
INVESTING ACTIVITIES
Purchases of property and equipment	(86.1)	(56.1)	(100.2)
Proceeds from the sale of property and equipment to a related party	—	56.0	—
Decrease (increase) in restricted cash	0.2	(0.7)	67.8
Net principal decrease (increase) of other mortgage loans and real estate owned	19.7	(8.9)	(5.6)
Proceeds from sale (purchases) of debt securities collateralized by residential real estate	35.8	(14.8)	—
Payments related to acquisition of a business	(82.2)	(70.9)	(244.1)
Net cash used in investing activities	(112.6)	(95.4)	(282.1)
FINANCING ACTIVITIES
Proceeds from notes payable	—	1,590.7	1,427.6
Repayment of notes payable	(549.7)	(1,456.2)	(796.9)
Proceeds from stock associated with certain employee benefit plans	72.4	61.8	45.2
Excess income tax benefit from employee stock awards	10.0	12.3	0.6
Cash dividends paid	(118.7)	(91.6)	(48.6)
Net cash (used in) provided by financing activities	(586.0)	117.0	627.9
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80.6)	722.0	(315.6)
Cash and cash equivalents at beginning of year	1,383.8	661.8	977.4
Cash and cash equivalents at end of year	$1,303.2	$1,383.8	$661.8
Supplemental cash flow information:
Income taxes paid, net	$389.9	$334.0	$279.8
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$4.2	$9.7	$—
Stock issued under employee incentive plans	$20.1	$8.3	$5.5
Accrual for holdback payment related to acquisition	$9.7	$—	$—
Conversion of 2% convertible senior notes into equity	$—	$—	$498.6
Notes payable assumed to purchase land investment	$—	$—	$18.6
Note receivable related to sale of land	$—	$—	$5.0

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

Reclassifications

In addition to its core homebuilding and financial services operations, the Company owns subsidiaries that engage in other business activities. These other business activities include insurance-related operations, the construction and operation of rental real estate properties, investments in non-residential real estate including ranch land and improvements and the operation of oil and gas related assets. During the fourth quarter of fiscal 2016, the Company reclassified the assets, liabilities and operating results of these subsidiaries from the homebuilding sections of its balance sheet and statement of operations to the financial services and other sections of its balance sheet and statement of operations. As a result, the balance sheet as of September 30, 2015 reflects the reclassification of $19.2 million of property and equipment, $1.2 million of other assets, $1.1 million of cash and cash equivalents and $1.8 million of accrued expenses and other liabilities from the homebuilding section to the financial services and other section. The statement of operations for fiscal 2015 reflects the reclassification of $10.6 million of general and administrative expenses and $10.6 million of other income from the homebuilding section to the financial services and other section. The statement of operations for fiscal 2014 reflects the reclassification of $7.3 million of general and administrative expenses and $7.6 million of other income from the homebuilding section to the financial services and other section. These reclassifications had no effect on the Company’s consolidated financial position or results of operations. As other prior period financial information is presented, the Company will similarly make these reclassifications within the consolidated financial statements in its future filings.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At September 30, 2016 and 2015, the deferred profit on these home sales was $3.6 million and $2.0 million, respectively. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $40.5 million at both September 30, 2016 and 2015, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding operations includes cash used as collateral for outstanding letters of credit issued under the Company’s secured letter of credit agreement and customer deposits that are temporarily restricted in accordance with regulatory requirements.

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

When a home is closed, the Company generally has not paid all incurred costs necessary to complete the home. A liability and a corresponding charge to cost of sales are recorded for the amount estimated to ultimately be paid related to completed homes that have been closed. Home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company rarely purchases land for resale. However, when the Company owns land or communities under development that do not fit into its development and construction plans, and the Company determines that it will sell the asset, the project is accounted for as land held for sale if certain criteria are met. The Company records land held for sale at the lesser of its carrying value or fair value less estimated costs to sell.

Each quarter, the Company reviews its communities and land inventory for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2016 and 2015, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

Land Option Deposits and Pre-Acquisition Costs

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract. Option deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will not acquire the property under option and will not be able to recover these costs through other means. See Notes C and K.

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2016 and 2015 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2016 and 2015, the option deposits related to these contracts totaled $149.5 million and $74.4 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In millions)
Buildings and improvements	$166.7	$115.7
Model home furniture	101.0	97.2
Office furniture and equipment	85.4	74.2
Land	37.8	26.7
Total property and equipment	390.9	313.8
Accumulated depreciation	(195.5)	(166.9)
Property and equipment, net (1)	$195.4	$146.9
_____________

(1)	Includes $55.9 million and $22.1 million at September 30, 2016 and 2015, respectively, of property and equipment related to the Company’s financial services and other operations.

Depreciation expense was $50.8 million, $50.3 million and $36.6 million in fiscal 2016, 2015 and 2014, respectively.

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

In April 2015, the Company acquired the homebuilding operations of Pacific Ridge Homes for $70.9 million in cash. Pacific Ridge Homes operates in Seattle, Washington. The assets acquired included approximately 90 homes in inventory, 350 lots and control of approximately 400 additional lots through option contracts. The Company also acquired a sales order backlog of 42 homes. Goodwill of $2.2 million was recorded as a result of this acquisition.

In September 2016, the Company acquired the homebuilding operations of Wilson Parker Homes for $91.9 million in cash, inclusive of a holdback payment and an estimated post-closing adjustment. Wilson Parker Homes operates in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona. The assets acquired included approximately 380 homes in inventory, 490 lots and control of approximately 1,850 additional lots through option contracts. The Company also acquired a sales order backlog of 308 homes. No goodwill was recorded as a result of this acquisition.

All of the assets acquired in these transactions were recorded at their estimated fair values by the Company. These acquisitions were not material to the Company’s results of operations or its financial condition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by comparing the carrying value of each of the operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluations performed in fiscal 2016 and 2015, impairment charges of $7.2 million and $9.8 million were recorded to reduce the goodwill in the Huntsville operating segment in the Southeast reporting region. This operating segment has experienced lower levels of profitability than anticipated primarily due to difficult market conditions. At September 30, 2016, there was no goodwill remaining in the Huntsville operating segment. The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2016	2015
	(In millions)
East	$21.8	$21.8
Midwest	—	—
Southeast	40.1	47.3
South Central	15.9	15.9
Southwest	—	—
West	2.2	2.2
Total goodwill	$80.0	$87.2

Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note K.

Legal Claims and Insurance

The Company records expenses and liabilities for legal claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The amounts recorded for these contingencies are based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The Company estimates and records receivables under its applicable insurance policies for these legal claims when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. See Note K.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $41.2 million, $42.4 million and $44.0 million in fiscal 2016, 2015 and 2014, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

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

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2016, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2016 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The stock options outstanding at September 30, 2016 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price at the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options requires judgment in developing assumptions and involves a number of estimates. These estimates include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, judgment is used in estimating the number of stock options that are expected to be forfeited. The benefits of tax deductions in excess of recognized compensation expense are reported in the consolidated statements of cash flows as a financing cash flow. See Note J.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments and other derivative instruments on a recurring basis and are used for inventories, certain other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. See Note M.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company is continuing to evaluate the effect of adopting ASU 2014-09 and the manner in which it will adopt the new standard.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for the Company beginning October 1, 2018 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 39 homebuilding divisions, its financial services operations and its other business activities. The homebuilding operating segments are aggregated into six reporting segments and the financial services segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2016, 2015 and 2014. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes in 26 states and 78 markets in the United States. The homebuilding segments generate most of their revenues from the sale of completed homes, and to a lesser extent, from the sale of land and lots.

The Company’s financial services segment provides mortgage financing and title agency services to homebuyers in many of the Company’s homebuilding markets. The segment generates the substantial majority of its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers.

In addition to the Company’s core homebuilding and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	Year Ended September 30,
	2016	2015	2014
		(In millions)
Revenues
Homebuilding revenues:
East	$1,446.5	$1,333.6	$954.7
Midwest	651.7	666.1	483.5
Southeast	3,463.5	2,890.6	2,167.0
South Central	2,995.1	2,725.2	1,971.2
Southwest	388.1	336.1	285.2
West	2,916.9	2,607.4	1,996.9
Homebuilding revenues	11,861.8	10,559.0	7,858.5
Financial services revenues	295.6	265.0	166.4
Total revenues	$12,157.4	$10,824.0	$8,024.9
Inventory Impairments
East	$12.3	$14.3	$17.7
Midwest	—	—	49.3
Southeast	0.7	8.8	3.1
South Central	1.0	1.4	—
Southwest	6.0	—	—
West	0.3	20.4	5.1
Total inventory impairments	$20.3	$44.9	$75.2
Income Before Income Taxes (1) (2)
Homebuilding pre-tax income (loss):
East	$138.7	$94.2	$45.2
Midwest	44.3	49.8	(9.6)
Southeast	388.4	278.7	217.9
South Central	374.8	296.6	207.9
Southwest	7.3	13.1	25.5
West	310.9	285.9	281.6
Homebuilding pre-tax income	1,264.4	1,018.3	768.5
Financial services pre-tax income	98.1	105.1	45.4
Homebuilding and financial services pre-tax income	1,362.5	1,123.4	813.9
Other pre-tax income (loss)	(9.0)	—	0.3
Income before income taxes	$1,353.5	$1,123.4	$814.2
_____________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

(2)
The operating results of certain subsidiaries that were previously included with the Company’s homebuilding operations and are immaterial for separate reporting, are now grouped together and presented as other. The prior year amounts have been reclassified to conform to the current year presentation.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,
	2016	2015
	(In millions)
Homebuilding Inventories (1):
East	$891.1	$817.3
Midwest	441.2	474.5
Southeast	2,070.3	1,876.7
South Central	2,075.6	1,909.0
Southwest	371.1	312.4
West	2,247.6	2,165.3
Corporate and unallocated (2)	244.0	251.8
Total homebuilding inventories	$8,340.9	$7,807.0
_____________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At the end of each quarter during fiscal 2016, the Company reviewed the performance and outlook for all of its land inventories and communities for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2016, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $160.9 million and recorded impairment charges of $11.4 million during the fourth quarter to reduce the carrying value of impaired communities and land to their estimated fair value. Total impairment charges during fiscal 2016, 2015 and 2014 were $20.3 million, $44.9 million and $75.2 million, respectively. Impairments in fiscal 2016 and 2015 primarily related to strategic decisions to sell inactive parcels of land, most of which were in the East and Southwest regions during fiscal 2016 and in the East, Southeast and West regions during fiscal 2015. Impairments in fiscal 2014 primarily related to underperforming projects in the Chicago market of the Midwest region and in the suburban Washington, D.C. market of the East region.

During fiscal 2016, the Company wrote off $11.1 million of earnest money deposits and pre-acquisition costs related to land option contracts that the Company expects to terminate. Earnest money and pre-acquisition cost write-offs for fiscal 2015 and 2014 were $15.4 million and $10.0 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of any unamortized discounts and debt issuance costs, consist of the following:

	September 30,
	2016	2015
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
5.625% senior notes due 2016	—	170.1
6.5% senior notes due 2016	—	372.5
4.75% senior notes due 2017	349.5	348.7
3.625% senior notes due 2018	398.9	398.2
3.75% senior notes due 2019	498.0	497.3
4.0% senior notes due 2020	497.1	496.4
4.375% senior notes due 2022	347.7	347.4
4.75% senior notes due 2023	298.2	297.9
5.75% senior notes due 2023	397.3	397.0
Other secured notes	11.6	8.1
	$2,798.3	$3,333.6
Financial Services:
Mortgage repurchase facility, maturing 2017	$473.0	$477.9

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $13.3 million and $17.3 million at September 30, 2016 and 2015, respectively. These costs are capitalized into inventory as they are amortized.

As of September 30, 2016, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $831.6 million in fiscal 2017, $402.1 million in fiscal 2018, $500.8 million in fiscal 2019, $500.0 million in fiscal 2020, none in fiscal 2021 and $1.1 billion thereafter.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At September 30, 2016, there were no borrowings outstanding and $93.5 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indenture governing the senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2016, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On January 15, 2016, the Company repaid $170.2 million principal amount of its 5.625% senior notes, which were due on that date. On April 15, 2016, the Company repaid $372.7 million principal amount of its 6.5% senior notes, which were due on that date.

The key terms of the Company’s senior notes outstanding as of September 30, 2016 are summarized below.

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
_____________

(1)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus accrued interest.

(2)	Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs.

All series of senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The senior notes and borrowings under the revolving credit facility are guaranteed by entities that hold greater than 95% of the Company’s homebuilding assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2017. All of the $500 million authorization was remaining at September 30, 2016.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2016, the mortgage repurchase facility was amended, and its maturity date was extended to February 24, 2017. Additionally, new commitments were obtained from banks which increased the total capacity of the facility to $475 million and to $550 million during the last five days of any fiscal quarter and the first twenty-five days of the following fiscal quarter. In September 2016, the facility was amended to increase the capacity to $700 million from September 23, 2016 through November 21, 2016. The capacity of the facility can also be increased to $800 million subject to the availability of additional commitments.

As of September 30, 2016, $610.6 million of mortgage loans held for sale with a collateral value of $589.3 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $116.3 million, DHI Mortgage had an obligation of $473.0 million outstanding under the mortgage repurchase facility at September 30, 2016 at a 2.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2016, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Capitalized interest, beginning of year	$208.0	$198.5	$137.1
Interest incurred (1)	152.3	169.2	185.8
Interest expensed:
Charged to cost of sales	(169.0)	(159.4)	(123.1)
Written off with inventory impairments	(0.1)	(0.3)	(1.3)
Capitalized interest, end of year	$191.2	$208.0	$198.5
_____________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $8.4 million, $7.4 million and $4.5 million in fiscal 2016, 2015 and 2014, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2016, mortgage loans held for sale had an aggregate fair value of $654.0 million and an aggregate outstanding principal balance of $624.9 million. At September 30, 2015, mortgage loans held for sale had an aggregate fair value of $631.0 million and an aggregate outstanding principal balance of $608.9 million. During the years ended September 30, 2016, 2015 and 2014, mortgage loans originated totaled $5.9 billion, $5.1 billion and $3.7 billion, respectively, and mortgage loans sold totaled $5.9 billion, $5.0 billion and $3.6 billion, respectively. The Company had gains on sales of loans and servicing rights of $207.5 million, $182.8 million and $101.8 million during the years ended September 30, 2016, 2015 and 2014, respectively. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 92% of the mortgage loans sold by DHI Mortgage during fiscal 2016 were sold to four financial entities, one of which purchased 27% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2016, 2015 and 2014 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At September 30, 2016 and 2015, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $284.5 million and $385.3 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $284.5 million and $383.8 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At September 30, 2016 and 2015, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	September 30,
	2016	2015
	(In millions)
Other mortgage loans	$15.6	$49.0
Real estate owned	0.8	0.6
	$16.4	$49.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.8	$1.5
Real estate owned	0.1	0.1
Loan repurchase and settlement obligations - known and expected	6.8	9.8
	$8.7	$11.4

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accounts payable and other liabilities, both of which are in the financial services and other section of the Company’s consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2016 and 2015, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $467.6 million and $370.9 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At September 30, 2016 and 2015, the notional amount of best-efforts whole loan delivery commitments totaled $37.2 million and $37.7 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $385.5 million and $297.2 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Current tax expense:
Federal	$376.0	$356.4	$253.6
State	15.9	13.2	9.1
	391.9	369.6	262.7
Deferred tax expense (benefit):
Federal	47.6	(3.1)	2.9
State	27.7	6.2	15.1
	75.3	3.1	18.0
Total income tax expense	$467.2	$372.7	$280.7

The Company’s effective tax rate was 34.5%, 33.2% and 34.5% in fiscal 2016, 2015 and 2014, respectively. The effective tax rate for all years includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits. The effective tax rate for fiscal 2015 also includes a tax benefit for a reduction in the valuation allowance on deferred tax assets, and the effective tax rate for fiscal 2014 includes a tax benefit for the reduction in unrecognized tax benefits and related interest.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 35% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Income taxes at federal statutory rate	$473.7	$393.2	$285.0
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	38.6	37.0	24.9
Domestic production activities deduction	(36.3)	(35.7)	(22.4)
Uncertain tax positions	—	—	(6.4)
Valuation allowance	0.2	(21.0)	0.1
Tax credits	(15.9)	(2.2)	(0.9)
Other	6.9	1.4	0.4
Total income tax expense	$467.2	$372.7	$280.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2016	2015
	(In millions)
Deferred tax assets:
Inventory costs	$87.6	$113.7
Inventory impairments	128.3	180.4
Warranty and construction defect costs	138.8	127.1
Net operating loss carryforwards	40.1	58.5
Tax credit carryforwards	2.9	7.6
Incentive compensation plans	82.2	79.3
Deferral of profit on home sales	2.2	2.0
Other	11.1	14.4
Total deferred tax assets	493.2	583.0
Valuation allowance	(10.3)	(10.1)
Total deferred tax assets, net of valuation allowance	482.9	572.9
Deferred tax liabilities	6.6	14.8
Deferred income taxes, net	$476.3	$558.1

Tax benefits of $40.1 million exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $0.3 million of the tax benefits will expire from fiscal years 2017 to 2021, $12.9 million will expire from fiscal years 2022 to 2026 and $26.9 million will expire from fiscal years 2027 to 2036. Tax benefits for state tax credit carryforwards of $1.6 million will expire from fiscal years 2018 to 2019 and $1.3 million of tax benefits for state tax credit carryforwards have no expiration date.

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

Valuation Allowance

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both years relates to the Company’s state deferred tax assets for NOL carryforwards. The valuation allowance as of September 30, 2015 also relates to certain state tax credit carryforwards. As of September 30, 2016, the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. The Company had no unrecognized tax benefits and no accrued interest or penalties related to unrecognized tax benefits at September 30, 2016, 2015 and 2014. The Company classifies interest expense and penalties on income taxes as income tax expense. The Company recognized interest benefits of $2.2 million during fiscal 2014 in its consolidated statements of operations.

Regulations and Legislation

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2010 through 2016. The Company is currently being audited by various states.

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Stock options to purchase 7.3 million and 8.5 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2015 and 2014, respectively, because their effect would have been antidilutive.

	Year Ended September 30,
	2016	2015	2014
	(In millions)
Numerator:
Net income	$886.3	$750.7	$533.5
Effect of dilutive securities:
Interest and amortization of issuance costs associated with convertible senior notes, net of tax	—	—	16.5
Numerator for diluted earnings per share after assumed conversions	$886.3	$750.7	$550.0
Denominator:
Denominator for basic earnings per share — weighted average common shares	371.0	366.3	340.5
Effect of dilutive securities:
Employee stock awards	4.1	3.5	3.1
Convertible senior notes	—	—	23.0
Denominator for diluted earnings per share — adjusted weighted average common shares	375.1	369.8	366.6

Basic net income per common share	$2.39	$2.05	$1.57
Net income per common share assuming dilution	$2.36	$2.03	$1.50

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2016, the Company had 380,123,258 shares of common stock issued and 372,923,187 shares outstanding. No shares of preferred stock were issued or outstanding.

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2017. All of the $100 million authorization was remaining at September 30, 2016, and no common stock has been repurchased subsequent to September 30, 2016.

The Board of Directors approved and paid quarterly cash dividends of $0.08 per common share and $0.0625 per common share in fiscal 2016 and 2015, respectively. In November 2016, the Board of Directors approved a cash dividend of $0.10 per common share, payable on December 12, 2016, to stockholders of record on November 28, 2016.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $13.3 million, $10.8 million and $8.5 million of expense for matching contributions in fiscal 2016, 2015 and 2014, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $28.3 million and $27.9 million at September 30, 2016 and 2015, respectively. The Company recorded $4.6 million, $4.4 million and $3.9 million of expense for this plan in fiscal 2016, 2015 and 2014, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $46.7 million and $41.1 million at September 30, 2016 and 2015, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $4.0 million in fiscal 2016, a reduction in expense of $1.7 million in fiscal 2015 and expense of $1.6 million in fiscal 2014.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 89,652 shares for $2.2 million in fiscal 2016, 82,446 shares for $1.7 million in fiscal 2015 and 77,216 shares for $1.4 million in fiscal 2014. At September 30, 2016, the Company had 3.3 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2016, 2015 and 2014 the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $14.2 million in fiscal 2016 and $11.8 million in both fiscal 2015 and 2014.

Stock-Based Compensation

The Company’s Stock Incentive Plan, together with its Restricted Stock Unit Agreement, provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock awards may be based on performance (performance-based) or on service over a requisite time period (time-based).

During fiscal 2015, the Board of Directors and the Company’s stockholders authorized an increase of 25.0 million shares to the common stock reserved for issuance under the D.R. Horton, Inc. Stock Incentive Plan. At September 30, 2016, the Company had 37.1 million shares of common stock reserved for issuance pursuant to the Stock Incentive Plan.

The discussion that follows provides further information regarding stock-based compensation granted during fiscal 2016, 2015 and 2014. At September 30, 2016, there were 22.3 million shares available for future grants under the Stock Incentive Plan.

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2016 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The following table provides additional information related to stock option activity during fiscal 2016, 2015 and 2014.

	Year Ended September 30,
	2016		2015		2014
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	15,337,656	$17.50	19,478,811	$17.37	18,962,536	$15.91
Granted	—	—	—	—	3,856,166	23.85
Exercised	(3,504,989)	31.21	(3,636,655)	28.75	(2,687,724)	16.30
Cancelled or expired	(436,750)	18.45	(504,500)	19.89	(652,167)	17.68
Outstanding at end of year	11,395,917	$16.69	15,337,656	$17.50	19,478,811	$17.37
Exercisable at end of year	6,645,967	$14.99	6,859,889	$16.51	7,207,978	$16.27

The aggregate intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $39.2 million, $44.6 million and $18.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2016 was $154.0 million and $101.1 million, respectively. Exercise prices for options outstanding at September 30, 2016 ranged from $9.03 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2016 were 4.8 and 4.6 years, respectively.

The Company did not grant stock options during fiscal 2016 or 2015. The stock options granted in fiscal 2014 were awarded to approximately 520 recipients, vest over periods of 3 to 5 years and expire 10 years after the dates on which they were granted.

The Company measures and recognizes compensation expense for stock options at an amount equal to the fair value of the options. The weighted average fair value of options granted in fiscal 2014 was $11.21 per share. The fair value of the options was determined on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

Year Ended
September 30, 2014
Risk free interest rate	2.01%
Expected life (in years)	6.48
Expected volatility	48.80%
Expected dividend yield	0.63%

For fiscal 2016, 2015 and 2014, compensation expense related to stock options was $20.5 million, $28.9 million and $25.5 million, respectively. At September 30, 2016, there was $23.8 million of unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 2.1 years.

Performance-Based Restricted Stock Units (RSUs)

The Company granted performance-based RSUs to certain executive officers during fiscal 2016, 2015 and 2014 that vest at the end of a three-year performance period. These performance-based awards are accounted for as either liability awards or equity awards depending on the specific terms of each award.

Performance-Based RSU Liability Awards — During fiscal 2014, a target number of 350,000 performance-based RSU liability awards were granted to the Company’s Chairman and its former Chief Executive Officer. The number of units that vested at September 30, 2016, the end of the three-year performance period, was based on the recipient’s completed years of service and the Company’s relative position as compared to its peers in achieving certain performance criteria. Based on the achievement of the service and performance criteria, 406,250 performance-based RSUs were earned and vested on September 30, 2016. The Compensation Committee also had the discretion to reduce the final payout from the amount earned and could determine if the award was paid in cash, equity or a combination of both. At September 30, 2016, the Company’s liability for these awards was $12.3 million. In November 2016, the Compensation Committee approved the payout of these performance-based RSUs in the form of 406,250 shares of common stock to satisfy the award.

Performance-Based RSU Equity Awards — During fiscal 2016 and 2015, performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2016.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2016	2015	2014
				(In millions)
November 2013	September 2016	350,000	$19.64	$4.4	$5.2	$2.6
November 2014	September 2017	290,000	23.62	4.1	3.4	—
November 2015	September 2018	330,000	30.81	4.0	—	—
				$12.5	$8.6	$2.6

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2016 and 2015, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 570 and 580 recipients, respectively). These awards vest annually in equal installments over periods of three to five years. RSUs generally result in less dilution to shareholders than stock options, which have been granted to key employees in the past. RSUs also provide an immediate, tangible value to the recipient and better diversification than stock options alone, which promotes the retention of key employees over the multi-year vesting period.

The following table provides additional information related to time-based RSU activity during fiscal 2016 and 2015.

	Year Ended September 30,
	2016		2015
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,978,262	$25.60	26,668	$21.49
Granted	2,117,330	23.14	2,036,900	26.02
Vested	(423,427)	25.57	(12,221)	21.48
Cancelled	(193,932)	25.05	(73,085)	26.06
Outstanding at end of year	3,478,233	$24.12	1,978,262	$25.60

For fiscal 2016 and 2015, the Company’s compensation expense related to time-based RSUs was $18.7 million and $9.4 million, respectively, and at September 30, 2016, there was $56.0 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 3.8 years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with warranties for defects in structural components, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management’s estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The estimation of these costs is subject to a high degree of variability due to uncertainties related to these factors. Due to the high degree of judgment required in establishing the liability for warranty claims, actual future costs could differ significantly from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In millions)
Warranty liability, beginning of year	$82.0	$65.7
Warranties issued	54.2	47.2
Changes in liability for pre-existing warranties	13.9	5.6
Settlements made	(45.7)	(36.5)
Warranty liability, end of year	$104.4	$82.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $423.5 million and $451.0 million at September 30, 2016 and 2015, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Approximately 93% and 99% of these reserves related to construction defect matters at September 30, 2016 and 2015, respectively. Expenses related to the Company’s legal contingencies were $49.6 million, $43.4 million and $18.9 million in fiscal 2016, 2015 and 2014, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2016, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Historical trends in construction defect claims have been inconsistent, and the Company believes they may continue to fluctuate. Housing market conditions have been volatile across most of the Company’s markets over the past ten years, and the Company believes such conditions can affect the frequency and cost of construction defect claims. The Company closed a significant number of homes over the past ten years. If the ultimate resolution of construction defect claims resulting from the Company’s home closings in prior years varies from current expectations, it could significantly change the Company’s estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company’s current estimates, they will have a significant negative impact on its future earnings and liquidity.

The Company’s reserves for legal claims decreased from $451.0 million at September 30, 2015 to $423.5 million at September 30, 2016 due to payments made for legal claims during the period, net of reimbursements received from subcontractors, partially offset by an increase in the number of closed homes that are subject to possible future construction defect claims. Changes in the Company’s legal claims reserves during fiscal 2016 and 2015 were as follows:

	September 30,
	2016	2015
	(In millions)
Reserves for legal claims, beginning of year	$451.0	$456.9
Increase in reserves	25.4	44.0
Payments	(52.9)	(49.9)
Reserves for legal claims, end of year	$423.5	$451.0

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2005 through 2016, the Company is self-insured for the first $10.0 million to $17.5 million of aggregate completed operations indemnity claims incurred, depending on the policy year. After the aggregate self-insurance limits have been satisfied, the Company’s excess loss insurance coverage begins. However, the Company must still pay $0.25 million of any indemnity claim and a portion of the legal fees incurred for each claim occurrence. For policy years 2015, 2016 and 2017, the Company is self-insured for the first $15.0 million of aggregate completed operations indemnity claims incurred.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year and for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of excess loss insurance coverage with a third-party insurer. For policy years 2015, 2016 and 2017, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2015, 2016 and 2017 policy years is $0.5 million per occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $88.7 million and $126.5 million at September 30, 2016 and 2015, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2016, the Company had total deposits of $167.0 million, consisting of cash deposits of $156.1 million and promissory notes and letters of credit of $10.9 million, to purchase land and lots with a total remaining purchase price of approximately $3.6 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at September 30, 2016, representing $38.1 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Other Commitments

At September 30, 2016, the Company had outstanding surety bonds of $1.1 billion and letters of credit of $96.4 million to secure performance under various contracts. Of the total letters of credit, $93.5 million were issued under the Company’s revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $2.9 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2016, the future minimum annual lease payments under these agreements are as follows (in millions):

2017	$13.0
2018	10.0
2019	5.2
2020	3.3
2021	2.4
Thereafter	0.8
$34.7

Rent expense was $24.7 million, $22.4 million and $19.3 million for fiscal 2016, 2015 and 2014, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015 (1)
	(In millions)
Insurance receivables	$88.7	$126.5
Earnest money and refundable deposits	219.7	136.2
Accounts and notes receivable	35.9	49.2
Prepaid assets	29.5	40.9
Rental properties	56.9	47.1
Debt securities collateralized by residential real estate	—	33.9
Other assets	25.5	21.2
	$456.2	$455.0

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2016 and 2015 were as follows:

	September 30,
	2016	2015 (1)
	(In millions)
Reserves for legal claims	$423.5	$451.0
Employee compensation and related liabilities	183.3	171.8
Warranty liability	104.4	82.0
Accrued interest	17.9	30.7
Federal and state income tax liabilities	28.1	36.1
Inventory related accruals	31.9	30.0
Homebuyer deposits	54.2	58.9
Accrued property taxes	35.2	32.0
Other liabilities	38.6	34.9
	$917.1	$927.4
_____________

(1)
As described in Note A, the assets and liabilities of certain subsidiaries were reclassified from the Company’s homebuilding section of its balance sheet to the financial services and other section of its balance sheet during fiscal 2016. The prior year amounts have been reclassified to conform to the current year presentation.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

The Company’s assets measured at fair value using Level 2 inputs on a nonrecurring basis are a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability and are reported at the lower of carrying value or fair value. When available, fair value is determined by reference to quoted prices in the secondary markets for such assets.

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

•
Inventory available for sale - The factors considered in determining fair values of the Company’s land held for sale primarily include actual sale contracts and recent offers received from outside third parties, and may also include prices for land in recent comparable sales transactions and other market analysis. If the estimated fair value less the costs to sell an asset is less than the asset’s current carrying value, the asset is written down to its estimated fair value less costs to sell.

•
Certain mortgage loans held for sale - A limited number of mortgage loans held for sale have some degree of impairment affecting their marketability. For some of these loans, quoted prices in the secondary market are not available and therefore, a cash flow valuation model is used to determine fair value.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and 2015, and the changes in the fair value of the Level 3 assets during fiscal 2016 and 2015.

		Fair Value at September 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services and Other:
Mortgage loans held for sale (b)	Mortgage loans held for sale	$—	$640.9	$6.8	$647.7
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	9.3	—	9.3
Forward sales of MBS	Other liabilities	—	(2.6)	—	(2.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

		Fair Value at September 30, 2015
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate (a)	Other assets	$—	$—	$33.9	$33.9
Financial Services and Other:
Mortgage loans held for sale (b)	Mortgage loans held for sale	—	617.1	13.9	631.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	3.6	—	3.6
Forward sales of MBS	Other liabilities	—	(6.0)	—	(6.0)
Best-efforts and mandatory commitments	Other liabilities	—	(1.1)	—	(1.1)

	Level 3 Assets at Fair Value for the Year Ended September 30, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2016
	(In millions)
Debt securities collateralized by residential real estate (a)	$33.9	$2.2	$—	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (b)	13.9	2.4	—	(27.1)	—	17.6	6.8

	Level 3 Assets at Fair Value for the Year Ended September 30, 2015
	Balance at September 30, 2014	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2015
	(In millions)
Debt securities collateralized by residential real estate (a)	$20.8	$(1.4)	$14.8	$—	$(0.3)	$—	$33.9
Mortgage loans held for sale (b)	12.0	0.5	—	(3.3)	—	4.7	13.9
_____________

(a)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company sold all of the debt securities to a third party for $35.8 million in January 2016. The resulting gain of $4.5 million on the sale is included in homebuilding other income in the consolidated statement of operations for fiscal 2016.

(b)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at September 30, 2016 and 2015 include $6.8 million and $13.9 million, respectively, of loans for which the Company elected the fair value option upon origination and which the Company did not sell into the secondary market. Mortgage loans held for sale totaling $17.6 million and $4.7 million were transferred to Level 3 during fiscal 2016 and 2015, respectively, due to significant unobservable inputs used in determining the fair value of the loans. The fair value of these mortgage loans held for sale is generally calculated considering the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(c)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet. Changes in these fair values during the periods presented are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2016 and 2015:

		Fair Value at September 30, 2016		Fair Value at September 30, 2015
	Balance Sheet Location	Level 2	Level 3	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$5.2	$10.1
Inventory available for sale (a) (c)	Inventories	—	0.8	2.8
Financial Services and Other:
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	1.6	2.4	—
Other mortgage loans (a) (e)	Other assets	—	3.8	15.2
Real estate owned (a) (e)	Other assets	—	0.1	0.5
_____________

(a)	The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 10% to 14% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)
These mortgage loans have some degree of impairment affecting their marketability. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).

(e)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2016 and 2015:

	Carrying Value	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,271.8	$1,271.8	$—	$—	$1,271.8
Restricted cash (a)	9.5	9.5	—	—	9.5
Senior notes (b)	2,786.7	—	2,947.4	—	2,947.4
Other secured notes (a)	11.6	—	—	11.6	11.6
Financial Services and Other:
Cash and cash equivalents (a)	31.4	31.4	—	—	31.4
Mortgage repurchase facility (a)	473.0	—	—	473.0	473.0

	Carrying Value	Fair Value at September 30, 2015
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a) (c)	$1,354.8	$1,354.8	$—	$—	$1,354.8
Restricted cash (a)	9.7	9.7	—	—	9.7
Senior notes (b)	3,325.5	—	3,405.9	—	3,405.9
Other secured notes (a)	8.1	—	—	8.1	8.1
Financial Services and Other:
Cash and cash equivalents (a) (c)	29.0	29.0	—	—	29.0
Mortgage repurchase facility (a)	477.9	—	—	477.9	477.9
_____________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted market prices of recent transactions of the notes, which is classified as Level 2 within the fair value hierarchy.

(c)
As described in Note A, the assets and liabilities of certain subsidiaries were reclassified from the Company’s homebuilding section of its balance sheet to the financial services and other section of its balance sheet during fiscal 2016. The prior year amounts have been reclassified to conform to the current year presentation.

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

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations for fiscal 2016 and 2015 were (in millions, except per share amounts):

	Fiscal 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,416.4	$2,767.9	$3,231.9	$3,741.3
Inventory and land option charges	2.0	6.0	8.1	15.4
Gross profit	468.9	531.7	625.8	732.6
Income before income taxes	241.3	300.5	378.6	433.0
Income tax expense	83.6	105.4	128.8	149.4
Net income	157.7	195.1	249.8	283.6
Basic net income per common share	0.43	0.53	0.67	0.76
Net income per common share assuming dilution	0.42	0.52	0.66	0.75

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,302.6	$2,398.0	$2,950.8	$3,172.5
Inventory and land option charges	6.0	12.5	15.4	26.3
Gross profit	438.6	446.5	556.0	582.3
Income before income taxes	220.7	230.1	333.8	338.8
Income tax expense	78.2	82.2	112.4	99.9
Net income	142.5	147.9	221.4	238.9
Basic net income per common share	0.39	0.40	0.60	0.65
Net income per common share assuming dilution	0.39	0.40	0.60	0.64

The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. The Company generally closes more homes and has greater revenues and income before income taxes in the third and fourth quarters (June and September) than in the first and second quarters (December and March) of its fiscal year.

In the fourth quarters of fiscal 2016 and 2015, income before income taxes was reduced by goodwill impairment charges of $7.2 million and $9.8 million, respectively. Also in the fourth quarter of fiscal 2015, income tax expense was reduced by $17.5 million due to a reduction of the Company’s deferred tax asset valuation allowance.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s senior notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by D. R. Horton, Inc. and other subsidiaries (Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries engaged in the financial services segment and certain other subsidiaries do not guarantee the Company’s senior notes and the unsecured revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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

As described in Note A, the assets, liabilities and operating results of certain subsidiaries previously included in the Company’s homebuilding operations have been reclassified to its financial services and other operations. The accompanying condensed consolidating balance sheet as of September 30, 2015 and the condensed consolidating statements of operations for fiscal 2015 and 2014 reflect these reclassifications. The impact to the following condensed consolidating financial statements is limited to reclassifications within the Non-Guarantor Subsidiaries column. Additionally, certain other reclassifications were made to prior year amounts to conform to the current year presentation.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,076.4	$154.0	$72.8	$—	$1,303.2
Restricted cash	7.4	2.1	—	—	9.5
Investments in subsidiaries	4,118.6	—	—	(4,118.6)	—
Inventories	2,822.1	5,425.7	93.1	—	8,340.9
Deferred income taxes	159.3	314.1	2.9	—	476.3
Property and equipment, net	72.0	49.9	78.7	(5.2)	195.4
Other assets	168.7	274.2	56.7	—	499.6
Mortgage loans held for sale	—	—	654.0	—	654.0
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,604.5	—	—	(1,604.5)	—
Total Assets	$10,029.0	$6,300.0	$958.2	$(5,728.3)	$11,558.9
LIABILITIES & EQUITY
Accounts payable and other liabilities	$444.1	$933.1	$119.2	$(1.8)	$1,494.6
Intercompany payables	—	1,417.1	187.4	(1,604.5)	—
Notes payable	2,789.0	9.3	473.0	—	3,271.3
Total Liabilities	3,233.1	2,359.5	779.6	(1,606.3)	4,765.9
Stockholders’ equity	6,795.9	3,940.5	178.1	(4,122.0)	6,792.5
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	6,795.9	3,940.5	178.6	(4,122.0)	6,793.0
Total Liabilities & Equity	$10,029.0	$6,300.0	$958.2	$(5,728.3)	$11,558.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,217.7	$94.6	$71.5	$—	$1,383.8
Restricted cash	7.4	2.3	—	—	9.7
Investments in subsidiaries	3,479.7	—	—	(3,479.7)	—
Inventories	2,597.3	5,184.3	25.4	—	7,807.0
Deferred income taxes	179.9	373.0	5.2	—	558.1
Property and equipment, net	54.6	52.7	39.6	—	146.9
Other assets	199.5	240.4	87.4	—	527.3
Mortgage loans held for sale	—	—	631.0	—	631.0
Goodwill	—	87.2	—	—	87.2
Intercompany receivables	1,932.2	—	—	(1,932.2)	—
Total Assets	$9,668.3	$6,034.5	$860.1	$(5,411.9)	$11,151.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$447.2	$872.8	$124.1	$—	$1,444.1
Intercompany payables	—	1,856.7	75.5	(1,932.2)	—
Notes payable	3,326.8	6.8	477.9	—	3,811.5
Total Liabilities	3,774.0	2,736.3	677.5	(1,932.2)	5,255.6
Stockholders’ equity	5,894.3	3,298.2	181.5	(3,479.7)	5,894.3
Noncontrolling interests	—	—	1.1	—	1.1
Total Equity	5,894.3	3,298.2	182.6	(3,479.7)	5,895.4
Total Liabilities & Equity	$9,668.3	$6,034.5	$860.1	$(5,411.9)	$11,151.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$3,947.5	$7,930.3	$—	$(16.0)	$11,861.8
Cost of sales	3,163.6	6,357.5	(7.7)	(10.8)	9,502.6
Gross profit	783.9	1,572.8	7.7	(5.2)	2,359.2
Selling, general and administrative expense	503.8	592.7	3.8	—	1,100.3
Goodwill impairment	—	7.2	—	—	7.2
Equity in (income) of subsidiaries	(1,071.0)	—	—	1,071.0	—
Other (income) expense	(7.6)	(3.9)	(1.2)	—	(12.7)
Homebuilding pre-tax income	1,358.7	976.8	5.1	(1,076.2)	1,264.4
Financial Services and Other:
Revenues	—	—	295.6	—	295.6
General and administrative expense	—	—	220.0	—	220.0
Interest and other (income) expense	—	—	(13.5)	—	(13.5)
Financial services and other pre-tax income	—	—	89.1	—	89.1
Income before income taxes	1,358.7	976.8	94.2	(1,076.2)	1,353.5
Income tax expense	469.0	334.9	35.5	(372.2)	467.2
Net income	$889.7	$641.9	$58.7	$(704.0)	$886.3
Comprehensive income	$888.3	$641.9	$58.7	$(704.0)	$884.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$3,334.6	$7,224.4	$—	$—	$10,559.0
Cost of sales	2,698.1	5,834.3	3.3	—	8,535.7
Gross profit (loss)	636.5	1,390.1	(3.3)	—	2,023.3
Selling, general and administrative expense	461.2	538.8	3.0	—	1,003.0
Goodwill impairment	—	9.8	—	—	9.8
Equity in (income) of subsidiaries	(945.9)	—	—	945.9	—
Other (income) expense	(2.2)	(4.9)	(0.7)	—	(7.8)
Homebuilding pre-tax income (loss)	1,123.4	846.4	(5.6)	(945.9)	1,018.3
Financial Services and Other:
Revenues	—	—	265.0	—	265.0
General and administrative expense	—	—	183.0	—	183.0
Interest and other (income) expense	—	—	(23.1)	—	(23.1)
Financial services and other pre-tax income	—	—	105.1	—	105.1
Income before income taxes	1,123.4	846.4	99.5	(945.9)	1,123.4
Income tax expense	372.7	277.2	37.4	(314.6)	372.7
Net income	$750.7	$569.2	$62.1	$(631.3)	$750.7
Comprehensive income	$750.7	$568.4	$62.1	$(631.3)	$749.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2014

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,547.4	$5,299.9	$11.2	$—	$7,858.5
Cost of sales	2,038.0	4,222.5	8.1	—	6,268.6
Gross profit	509.4	1,077.4	3.1	—	1,589.9
Selling, general and administrative expense	388.3	433.0	5.6	—	826.9
Equity in (income) of subsidiaries	(691.8)	—	—	691.8	—
Other (income) expense	(1.3)	(3.3)	(0.9)	—	(5.5)
Homebuilding pre-tax income (loss)	814.2	647.7	(1.6)	(691.8)	768.5
Financial Services and Other:
Revenues	—	—	166.4	—	166.4
General and administrative expense	—	—	138.5	—	138.5
Interest and other (income) expense	—	—	(17.8)	—	(17.8)
Financial services and other pre-tax income	—	—	45.7	—	45.7
Income before income taxes	814.2	647.7	44.1	(691.8)	814.2
Income tax expense	280.7	222.1	16.6	(238.7)	280.7
Net income	$533.5	$425.6	$27.5	$(453.1)	$533.5
Comprehensive income	$533.5	$425.9	$27.5	$(453.1)	$533.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$115.1	$596.7	$(16.0)	$(77.8)	$618.0
INVESTING ACTIVITIES
Purchases of property and equipment	(40.7)	(14.3)	(47.1)	16.0	(86.1)
Decrease in restricted cash	—	0.2	—	—	0.2
Net principal decrease of other mortgage loans and real estate owned	—	—	19.7	—	19.7
Proceeds from the sale of debt securities collateralized by residential real estate	35.8	—	—	—	35.8
Intercompany advances	409.9	—	—	(409.9)	—
Payments related to acquisition of a business	(82.2)	—	—	—	(82.2)
Net cash provided by (used in) investing activities	322.8	(14.1)	(27.4)	(393.9)	(112.6)
FINANCING ACTIVITIES
Repayment of notes payable	(542.9)	(1.9)	(4.9)	—	(549.7)
Intercompany advances	—	(521.3)	111.4	409.9	—
Proceeds from stock associated with certain employee benefit plans	72.4	—	—	—	72.4
Excess income tax benefit from employee stock awards	10.0	—	—	—	10.0
Cash dividends paid	(118.7)	—	(61.8)	61.8	(118.7)
Net cash (used in) provided by financing activities	(579.2)	(523.2)	44.7	471.7	(586.0)
(Decrease) increase in cash and cash equivalents	(141.3)	59.4	1.3	—	(80.6)
Cash and cash equivalents at beginning of year	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of year	$1,076.4	$154.0	$72.8	$—	$1,303.2

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2016, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2016:

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	15,744,150	(1)	$16.69	(2)	25,584,158	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	15,744,150		$16.69		25,584,158
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

(3)
Amount includes 3,326,607 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 89,652 shares of common stock in fiscal 2016.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders and incorporated herein by reference.

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

3.2	Amended and Restated Bylaws (4)
4.1	See Exhibit 3.1
4.2	Senior Debt Securities Indenture, dated as of May 1, 2012, between Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (39)
4.3
Supplemental Indenture, dated as of May 1, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2017 issued by the Registrant (40)

4.4
Second Supplemental Indenture, dated as of September 14, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Registrant (42)

4.5
Third Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 3.625% Senior Notes due 2018 issued by the Registrant (2)

4.6
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Registrant (13)

4.7	Fifth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (14)
4.8
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (30)

4.9
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.750% Senior Notes Due 2019 issued by the Registrant (43)

4.10
Eighth Supplemental Indenture, dated as of February 9, 2015, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.000% Senior Notes Due 2020 issued by the Registrant (49)

Exhibit Number		Exhibit

10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (5)
10.2	†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (6)
10.3	†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (7)
10.4	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (8)
10.5	†	D.R. Horton, Inc. 2006 Stock Incentive Plan (19)
10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (36)
10.7	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (48)
10.8	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (20)
10.9	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (21)
10.10	†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (22)
10.11	†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (24)
10.12	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (37)
10.13	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (1)
10.14	†	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (31)
10.15	†	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (47)
10.16	†	Form of Time Based Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (52)
10.17	†	Form of Stock Award Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (38)
10.18	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (9)
10.19	†	D.R. Horton, Inc. Supplemental Executive Retirement Trust No. 1 (10)
10.20	†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (32)
10.21	†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (11)
10.22	†	D.R. Horton, Inc. 2008 Performance Unit Plan (26)
10.23	†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan (15)
10.24	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2016) (25)
10.25	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2017) (16)

Exhibit Number		Exhibit

10.26	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2016) (34)
10.27	†	Summary of Executive Compensation Notification of Chief Financial Officer (fiscal 2017) (17)
10.28	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2016) (35)
10.29	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2017) (18)
10.30	†	Consulting Agreement between Registrant and Donald J. Tomnitz (45)
10.31	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (33)
10.32		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (12)
10.33		Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (41)
10.34		Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (23)
10.35		Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (29)
10.36		Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (46)
10.37		Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (51)
10.38
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (27)

10.39		Second Amendment to Amended and Restated Master Repurchase Agreement, dated February 28, 2014, among DHI Mortgage Company, Ltd., U.S. Bank National Association, and all other buyers (44)
10.40
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (50)

10.41
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (53)

10.42
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (54)

10.43
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (28)

12.1		Statement of Computation of Ratio of Earnings to Fixed Charges (*)
14.1		Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1		Subsidiaries of D.R. Horton, Inc. (*)
23.1		Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas (*)

Exhibit Number	Exhibit

31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer (*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer (*)
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2016, filed on November 18, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

_____________________
*    Filed herewith.
**    Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.
†    Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.
(2)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 2, 2016, filed with the SEC on November 8, 2016.
(5)
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

(6)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002.
(7)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002.
(8)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994.
(9)
Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(10)
Incorporated herein by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122).

(11)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.

(12)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.
(13)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(14)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(15)
Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(16)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(17)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(18)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(19)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(20)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(22)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(23)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.
(24)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(25)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(26)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.
(27)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.
(28)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(29)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013.
(30)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013.
(31)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.
(32)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.

(33)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(34)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(35)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 4, 2015, filed with the SEC on November 10, 2015.
(36)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.
(37)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(38)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(39)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(40)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(41)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012.
(42)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012.
(43)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014.
(44)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014.
(45)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2014, filed with the SEC on October 3, 2014.
(46)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014.
(47)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(48)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015.
(49)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2015, filed with the SEC on February 9, 2015.
(50)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(51)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 26, 2015, filed with the SEC on August 27, 2015.
(52)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015.
(53)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016, filed with the SEC on March 2, 2016.
(54)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2016, filed with the SEC on September 27, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 18, 2016	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 18, 2016
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 18, 2016
Bill W. Wheat

/s/ Donald R. Horton	Chairman of the Board and Director	November 18, 2016
Donald R. Horton

/s/ Barbara K. Allen	Director	November 18, 2016
Barbara K. Allen

/s/ Bradley S. Anderson	Director	November 18, 2016
Bradley S. Anderson

/s/ Michael R. Buchanan	Director	November 18, 2016
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 18, 2016
Michael W. Hewatt