Form 10-Q
period 2017-03-31
HORTON D R INC /DE/
filed 2017-04-25
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.01 par value – 375,577,233 shares as of April 19, 2017

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$947.9	$1,271.8
Restricted cash	11.1	9.5
Inventories:
Construction in progress and finished homes	4,642.6	4,034.7
Residential land and lots — developed and under development	4,242.2	4,135.2
Land held for development	128.4	137.8
Land held for sale	24.9	33.2
	9,038.1	8,340.9
Deferred income taxes, net of valuation allowance of $10.3 million at March 31, 2017 and September 30, 2016	451.6	476.3
Property and equipment, net	167.6	139.5
Other assets	463.4	456.2
Goodwill	80.0	80.0
	11,159.7	10,774.2
Financial Services and Other:
Cash and cash equivalents	45.3	31.4
Mortgage loans held for sale	577.8	654.0
Property and equipment, net	80.5	55.9
Other assets	57.8	43.4
	761.4	784.7
Total assets	$11,921.1	$11,558.9
LIABILITIES
Homebuilding:
Accounts payable	$530.3	$537.0
Accrued expenses and other liabilities	897.7	917.1
Notes payable	2,803.4	2,798.3
	4,231.4	4,252.4
Financial Services and Other:
Accounts payable and other liabilities	50.6	40.5
Mortgage repurchase facility	419.0	473.0
	469.6	513.5
Total liabilities	4,701.0	4,765.9
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 382,731,504 shares issued and 375,531,433 shares outstanding at March 31, 2017 and 380,123,258 shares issued and 372,923,187 shares outstanding at September 30, 2016	3.8	3.8
Additional paid-in capital	2,931.5	2,865.8
Retained earnings	4,418.6	4,057.2
Treasury stock, 7,200,071 shares at March 31, 2017 and September 30, 2016, at cost	(134.3)	(134.3)
Stockholders’ equity	7,219.6	6,792.5
Noncontrolling interests	0.5	0.5
Total equity	7,220.1	6,793.0
Total liabilities and equity	$11,921.1	$11,558.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$3,158.1	$2,686.0	$5,955.8	$5,026.9
Land/lot sales and other	6.3	15.0	34.7	35.2
	3,164.4	2,701.0	5,990.5	5,062.1
Cost of sales:
Home sales	2,532.1	2,151.3	4,776.9	4,025.6
Land/lot sales and other	5.6	12.0	26.4	27.9
Inventory and land option charges	12.2	6.0	14.5	7.9
	2,549.9	2,169.3	4,817.8	4,061.4
Gross profit:
Home sales	626.0	534.7	1,178.9	1,001.3
Land/lot sales and other	0.7	3.0	8.3	7.3
Inventory and land option charges	(12.2)	(6.0)	(14.5)	(7.9)
	614.5	531.7	1,172.7	1,000.7
Selling, general and administrative expense	294.5	257.4	562.9	499.1
Other (income) expense	(2.4)	(7.6)	(6.5)	(9.3)
Homebuilding pre-tax income	322.4	281.9	616.3	510.9
Financial Services and Other:
Revenues	86.9	66.9	165.0	122.2
General and administrative expense	60.7	51.8	118.1	99.6
Interest and other (income) expense	(5.3)	(3.5)	(8.9)	(8.3)
Financial services and other pre-tax income	31.5	18.6	55.8	30.9
Income before income taxes	353.9	300.5	672.1	541.8
Income tax expense	124.7	105.4	236.0	189.0
Net income	$229.2	$195.1	$436.1	$352.8
Other comprehensive income, net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain	—	—	—	1.2
Reclassification adjustment for net gain realized in net income	—	(2.6)	—	(2.6)
Comprehensive income	$229.2	$192.5	$436.1	$351.4

Basic net income per common share	$0.61	$0.53	$1.17	$0.95
Net income per common share assuming dilution	$0.60	$0.52	$1.15	$0.94
Cash dividends declared per common share	$0.10	$0.08	$0.20	$0.16

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$436.1	$352.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27.3	27.6
Amortization of discounts and fees	2.6	2.8
Stock based compensation expense	26.1	24.3
Excess income tax benefit from employee stock awards	(8.7)	(3.9)
Deferred income taxes	24.1	29.6
Inventory and land option charges	14.5	7.9
Gain on sale of debt securities collateralized by residential real estate	—	(4.5)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(603.5)	(652.8)
(Increase) decrease in residential land and lots – developed, under development, held for development and held for sale	(96.3)	235.9
(Increase) decrease in other assets	(29.9)	36.6
Decrease in mortgage loans held for sale	75.5	14.9
Decrease in accounts payable, accrued expenses and other liabilities	(8.6)	(44.3)
Net cash (used in) provided by operating activities	(140.8)	26.9
INVESTING ACTIVITIES
Purchases of property and equipment	(57.5)	(40.4)
Increase in restricted cash	(8.9)	(1.7)
Net principal decrease (increase) of other mortgage loans and real estate owned	1.0	(0.4)
(Purchases of) proceeds from debt securities collateralized by residential real estate	(3.9)	35.8
Payments related to acquisition of a business	(4.1)	—
Net cash used in investing activities	(73.4)	(6.7)
FINANCING ACTIVITIES
Proceeds from notes payable	—	17.6
Repayment of notes payable	(54.5)	(170.6)
Proceeds from stock associated with certain employee benefit plans	24.7	28.4
Excess income tax benefit from employee stock awards	8.7	3.9
Cash dividends paid	(74.7)	(59.2)
Net cash used in financing activities	(95.8)	(179.9)
DECREASE IN CASH AND CASH EQUIVALENTS	(310.0)	(159.7)
Cash and cash equivalents at beginning of period	1,303.2	1,383.8
Cash and cash equivalents at end of period	$993.2	$1,224.1
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$4.5	$2.9
Stock issued under employee incentive plans	$31.7	$19.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2017

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

Reclassifications

In addition to its core homebuilding and financial services operations, the Company owns subsidiaries that engage in other business activities. These other business activities include insurance-related operations, the construction and operation of rental real estate properties, investments in non-residential real estate including ranch land and improvements and the operation of oil and gas related assets. During the fourth quarter of fiscal 2016, the Company reclassified the assets, liabilities and operating results of these subsidiaries from the Homebuilding sections of its balance sheet and statement of operations to the Financial Services and Other sections. The statement of operations for the three and six months ended March 31, 2016 reflects the reclassification of $0.8 million and $2.5 million, respectively, of general and administrative expenses and $2.0 million and $3.7 million, respectively, of other income from the Homebuilding section to the Financial Services and Other section. These reclassifications had no effect on the Company’s consolidated financial position or results of operations. As other prior period financial information is presented in future filings, the Company will make similar reclassifications within the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $39.4 million and $40.5 million at March 31, 2017 and September 30, 2016, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. The guidance is effective for the Company beginning October 1, 2020 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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
March 31, 2017

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other.” The guidance simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value with the loss recognized limited to the total amount of goodwill allocated to the reporting unit. The guidance is effective for the Company beginning October 1, 2020 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The Company’s operating segments are its 41 homebuilding divisions, its financial services operations and its other business activities. The homebuilding operating segments are aggregated into six reporting segments and the financial services segment is its own reporting segment. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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
March 31, 2017

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016. Financial information relating to the Company’s reporting segments is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Revenues
Homebuilding revenues:
East	$372.6	$309.0	$678.6	$607.2
Midwest	168.7	162.1	319.8	285.4
Southeast	969.0	812.0	1,852.4	1,523.6
South Central	815.4	694.7	1,572.3	1,307.2
Southwest	126.7	79.9	235.2	153.8
West	712.0	643.3	1,332.2	1,184.9
Homebuilding revenues	3,164.4	2,701.0	5,990.5	5,062.1
Financial services revenues	86.9	66.9	165.0	122.2
Total revenues	$3,251.3	$2,767.9	$6,155.5	$5,184.3
Inventory Impairments
East	$5.8	$3.2	$5.8	$3.2
Midwest	—	—	—	—
Southeast	—	—	—	0.2
South Central	1.4	—	1.4	—
Southwest	—	—	—	—
West	2.2	—	2.2	0.3
Total inventory impairments	$9.4	$3.2	$9.4	$3.7
Income Before Income Taxes (1) (2)
Homebuilding pre-tax income:
East	$25.9	$22.6	$52.2	$50.4
Midwest	0.7	8.9	10.9	15.9
Southeast	113.1	94.5	212.7	171.4
South Central	105.8	88.7	202.3	153.3
Southwest	7.2	2.0	11.2	4.7
West	69.7	65.2	127.0	115.2
Homebuilding pre-tax income	322.4	281.9	616.3	510.9
Financial services pre-tax income	32.2	20.1	58.8	33.3
Homebuilding and financial services pre-tax income	354.6	302.0	675.1	544.2
Other pre-tax loss	(0.7)	(1.5)	(3.0)	(2.4)
Income before income taxes	$353.9	$300.5	$672.1	$541.8
___________________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

	March 31, 2017	September 30, 2016
	(In millions)
Homebuilding Inventories (1)
East	$1,032.1	$891.1
Midwest	464.3	441.2
Southeast	2,293.1	2,070.3
South Central	2,193.7	2,075.6
Southwest	399.3	371.1
West	2,415.2	2,247.6
Corporate and unallocated (2)	240.4	244.0
Total homebuilding inventories	$9,038.1	$8,340.9
______________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At March 31, 2017, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $103.8 million and recorded impairment charges of $9.4 million during the three months ended March 31, 2017 to reduce the carrying value of impaired communities and land to their estimated fair value. During the six months ended March 31, 2017, impairment charges totaled $9.4 million. There were $3.2 million and $3.7 million of impairment charges recorded in the three and six months ended March 31, 2016, respectively.

During the three and six months ended March 31, 2017, the Company wrote off $2.8 million and $5.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate. Earnest money and pre-acquisition cost write-offs for the three and six months ended March 31, 2016 were $2.8 million and $4.2 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of debt issuance costs, consist of the following:

	March 31, 2017	September 30, 2016
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
4.75% senior notes due 2017	349.9	349.5
3.625% senior notes due 2018	399.3	398.9
3.75% senior notes due 2019	498.4	498.0
4.0% senior notes due 2020	497.5	497.1
4.375% senior notes due 2022	347.9	347.7
4.75% senior notes due 2023	298.3	298.2
5.75% senior notes due 2023	397.5	397.3
Other secured notes	14.6	11.6
	$2,803.4	$2,798.3
Financial Services:
Mortgage repurchase facility, maturing 2018	$419.0	$473.0

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $11.3 million and $13.3 million at March 31, 2017 and September 30, 2016, respectively. These costs are capitalized into inventory as they are amortized.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At March 31, 2017, there were no borrowings outstanding and $75.4 million of letters of credit issued under the revolving credit facility.

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indenture governing the senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2017, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2017. All of the $500 million authorization was remaining at March 31, 2017.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2017, the mortgage repurchase facility was amended to increase its capacity to $600 million and extend its maturity date to February 23, 2018. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments.

As of March 31, 2017, $528.4 million of mortgage loans held for sale with a collateral value of $509.7 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $90.7 million, DHI Mortgage had an obligation of $419.0 million outstanding under the mortgage repurchase facility at March 31, 2017 at a 3.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first half of fiscal 2017 and in fiscal 2016, the Company’s active inventory exceeded its debt level and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Capitalized interest, beginning of period	$190.0	$215.0	$191.2	$208.0
Interest incurred (1)	33.5	40.4	67.0	82.6
Interest charged to cost of sales	(37.3)	(40.9)	(72.0)	(76.1)
Capitalized interest, end of period	$186.2	$214.5	$186.2	$214.5
_______________

(1)
Interest incurred includes interest incurred on the Company's financial services mortgage repurchase facility of $1.8 million and $3.5 million in the three and six months ended March 31, 2017, respectively, and $1.9 million and $3.5 million in the same periods of fiscal 2016.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2017, mortgage loans held for sale had an aggregate fair value of $577.8 million and an aggregate outstanding principal balance of $559.3 million. At September 30, 2016, mortgage loans held for sale had an aggregate fair value of $654.0 million and an aggregate outstanding principal balance of $631.8 million. During the six months ended March 31, 2017 and 2016, mortgage loans originated totaled $3.0 billion and $2.4 billion, respectively, and mortgage loans sold totaled $3.1 billion and $2.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $63.5 million and $120.9 million during the three and six months ended March 31, 2017, respectively, compared to $46.6 million and $83.8 million in the prior year periods. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 89% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2017 were sold to three major financial entities, one of which purchased 47% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and six months ended March 31, 2017 and 2016 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At March 31, 2017 and September 30, 2016, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $265.8 million and $284.5 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $265.8 million and $284.5 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At March 31, 2017 and September 30, 2016, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	March 31, 2017	September 30, 2016
	(In millions)
Other mortgage loans	$15.1	$15.6
Real estate owned	0.8	0.8
	$15.9	$16.4

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017	September 30, 2016
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.8	$1.8
Real estate owned	—	0.1
Loan repurchase and settlement obligations – known and expected	7.3	6.8
	$9.1	$8.7

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
March 31, 2017

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2017 and September 30, 2016, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $643.8 million and $467.6 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At March 31, 2017 and September 30, 2016, the notional amount of best-efforts whole loan delivery commitments totaled $55.0 million and $37.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $545.2 million and $385.5 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2017 was $124.7 million and $236.0 million, respectively, compared to $105.4 million and $189.0 million in the prior year periods. The effective tax rate was 35.2% and 35.1% for the three and six months ended March 31, 2017, respectively, compared to 35.1% and 34.9% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits.

The Company previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS). The tax accounting method changes relate to the timing of income and expense recognition of certain items for tax purposes. In March 2017, the Company received consent agreements from the IRS regarding two of the three requests. The Company is currently in the process of analyzing these consent agreements and expects to request further clarification from the IRS. Once the consent agreements have been agreed to and signed by the Company, the estimated impact of the approved tax accounting method changes will be reflected in the consolidated financial statements, likely as of June 30, 2017. The impact on the consolidated balance sheet will be a reduction in income taxes payable and a corresponding reduction in deferred tax assets. These changes in tax accounting methods will not have a significant impact on the Company’s effective tax rate.

At March 31, 2017 and September 30, 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $461.9 million and $486.6 million, respectively, partially offset by a valuation allowance of $10.3 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards. As of March 31, 2017, the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Stock options to purchase 6.4 million shares of common stock were excluded from the computation of diluted earnings per share for the 2016 periods because their effect would have been antidilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Numerator:
Net income	$229.2	$195.1	$436.1	$352.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	374.4	370.2	373.8	369.7
Effect of dilutive securities:
Employee stock awards	4.5	3.5	4.3	3.9
Denominator for diluted earnings per share — adjusted weighted average common shares	378.9	373.7	378.1	373.6

Basic net income per common share	$0.61	$0.53	$1.17	$0.95
Net income per common share assuming dilution	$0.60	$0.52	$1.15	$0.94

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2017. All of the $100 million authorization was remaining at March 31, 2017, and no common stock has been repurchased subsequent to March 31, 2017.

During the three months ended March 31, 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per common share, which was paid on February 15, 2017 to stockholders of record on February 3, 2017. In April 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record on May 5, 2017. Quarterly cash dividends of $0.08 per common share were approved and paid in the comparable quarters of fiscal 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

In November 2016, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2019. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $29.20 per unit. Compensation expense related to these grants was $1.1 million and $2.0 million, respectively, in the three and six months ended March 31, 2017, based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award. There were also 30,000 time-based RSUs granted to the Company’s Chief Financial Officer in November 2016. These time-based RSUs vest annually in equal installments over a three-year period ending November 2019. The fair value of this equity award on the date of grant was $27.61 per unit.

In February 2017, a total of 1.8 million time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 600 recipients). The weighted average grant date fair value of these equity awards was $28.65 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.2 million in the three and six months ended March 31, 2017.

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In millions)
Warranty liability, beginning of period	$107.8	$84.1	$104.4	$82.0
Warranties issued	15.1	12.3	28.3	22.9
Changes in liability for pre-existing warranties	3.9	2.0	6.3	3.2
Settlements made	(14.0)	(10.5)	(26.2)	(20.2)
Warranty liability, end of period	$112.8	$87.9	$112.8	$87.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues and contract disputes. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $441.5 million and $423.5 million at March 31, 2017 and September 30, 2016, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Approximately 95% of these reserves related to construction defect matters at both March 31, 2017 and September 30, 2016. Expenses related to the Company’s legal contingencies were $52.5 million and $19.9 million in the six months ended March 31, 2017 and 2016, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of March 31, 2017, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company’s reserves for legal claims increased from $423.5 million at September 30, 2016 to $441.5 million at March 31, 2017 due to an increase in known claims and the number of closed homes that are subject to possible future construction defect claims, partially offset by payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the six months ended March 31, 2017 and 2016 were as follows:

	Six Months Ended March 31,
	2017	2016
	(In millions)
Reserves for legal claims, beginning of period	$423.5	$451.0
Increase in reserves	56.2	0.5
Payments	(38.2)	(25.3)
Reserves for legal claims, end of period	$441.5	$426.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $85.1 million, $88.7 million and $100.5 million at March 31, 2017, September 30, 2016 and March 31, 2016, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

At March 31, 2017, the Company had total deposits of $188.6 million, consisting of cash deposits of $181.9 million and promissory notes and letters of credit of $6.7 million, to purchase land and lots with a total remaining purchase price of approximately $4.2 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at March 31, 2017, representing $29.5 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at March 31, 2017 and September 30, 2016 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At March 31, 2017 and September 30, 2016, the option deposits related to these contracts totaled $171.8 million and $149.5 million, respectively.

Other Commitments

At March 31, 2017, the Company had outstanding surety bonds of $1.1 billion and letters of credit of $78.7 million to secure performance under various contracts. Of the total letters of credit, $75.4 million were issued under the Company’s revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $3.3 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017	September 30, 2016
	(In millions)
Insurance receivables	$85.1	$88.7
Earnest money and refundable deposits	256.4	219.7
Accounts and notes receivable	31.8	35.9
Prepaid assets	19.5	29.5
Rental properties	48.2	56.9
Other assets	22.4	25.5
	$463.4	$456.2

The Company’s homebuilding accrued expenses and other liabilities at March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017	September 30, 2016
	(In millions)
Reserves for legal claims	$441.5	$423.5
Employee compensation and related liabilities	166.8	183.3
Warranty liability	112.8	104.4
Accrued interest	18.1	17.9
Federal and state income tax liabilities	16.6	28.1
Inventory related accruals	30.8	31.9
Homebuyer deposits	56.2	54.2
Accrued property taxes	19.6	35.2
Other liabilities	35.3	38.6
	$897.7	$917.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016, and the changes in the fair value of the Level 3 assets during the six months ended March 31, 2017 and 2016.

		Fair Value at March 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	561.0	8.4	569.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	18.0	—	18.0
Forward sales of MBS	Other liabilities	—	(4.9)	—	(4.9)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

		Fair Value at September 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$640.9	$6.8	$647.7
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.3	—	9.3
Forward sales of MBS	Other liabilities	—	(2.6)	—	(2.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

	Level 3 Assets at Fair Value for the Six Months Ended March 31, 2017
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at March 31, 2017
	(In millions)
Debt securities collateralized by residential real estate	$—	$—	$3.9	$—	$—	$—	$3.9
Mortgage loans held for sale (a)	6.8	(0.1)	—	(1.7)	—	3.4	8.4
	Level 3 Assets at Fair Value for the Six Months Ended March 31, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at March 31, 2016
	(In millions)
Debt securities collateralized by residential real estate (c)	$33.9	$2.2	$—	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (a)	13.9	1.0	—	(10.2)	—	10.6	15.3
________________

(a)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at March 31, 2017 and September 30, 2016 include $8.4 million and $6.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $3.4 million and $10.6 million were transferred to Level 3 during the six months ended March 31, 2017 and 2016, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or other liabilities. Changes in the fair value of these derivatives are included in financial services revenues in the consolidated statements of operations.

(c)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company sold all of the debt securities to a third party for $35.8 million in January 2016. The resulting gain of $4.5 million on the sale is included in homebuilding other income in the consolidated statement of operations for the three and six months ended March 31, 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2017 and September 30, 2016:

		Fair Value at March 31, 2017		Fair Value at September 30, 2016
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$21.4	$—	$5.2
Inventory available for sale (a) (c)	Inventories	—	7.3	—	0.8
Financial Services and Other:
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	6.5	1.6	2.4
Other mortgage loans (a) (e)	Other assets	—	0.9	—	3.8
Real estate owned (a) (e)	Other assets	—	—	—	0.1
_____________________

(a)
The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 10% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

(d)
These mortgage loans have some degree of impairment affecting their marketability. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).

(e)	The fair values of other mortgage loans and real estate owned are determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2017 and September 30, 2016:

	Carrying Value	Fair Value at March 31, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$947.9	$947.9	$—	$—	$947.9
Restricted cash (a)	11.1	11.1	—	—	11.1
Senior notes (b)	2,788.8	—	2,941.4	—	2,941.4
Other secured notes (a)	14.6	—	—	14.6	14.6
Financial Services and Other:
Cash and cash equivalents (a)	45.3	45.3	—	—	45.3
Restricted cash (a) (c)	7.3	7.3	—	—	7.3
Mortgage repurchase facility (a)	419.0	—	—	419.0	419.0

	Carrying Value	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,271.8	$1,271.8	$—	$—	$1,271.8
Restricted cash (a)	9.5	9.5	—	—	9.5
Senior notes (b)	2,786.7	—	2,947.4	—	2,947.4
Other secured notes (a)	11.6	—	—	11.6	11.6
Financial Services and Other:
Cash and cash equivalents (a)	31.4	31.4	—	—	31.4
Mortgage repurchase facility (a)	473.0	—	—	473.0	473.0
_____________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

(c)
Restricted cash of the financial services segment represents escrow funds for taxes and insurance and is included in other assets in the Financial Services and Other section of the consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

As described in Note A, the operating results of certain subsidiaries previously included in the Company’s homebuilding operations have been reclassified to its financial services and other operations. These reclassifications are limited to the Non-Guarantor Subsidiaries column of the condensed consolidating statement of operations for the three and six months ended March 31, 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
March 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$812.5	$95.2	$85.5	$—	$993.2
Restricted cash	8.7	2.4	—	—	11.1
Investments in subsidiaries	4,414.7	—	—	(4,414.7)	—
Inventories	3,287.5	5,632.6	118.0	—	9,038.1
Deferred income taxes	158.2	290.5	2.9	—	451.6
Property and equipment, net	94.0	56.5	102.8	(5.2)	248.1
Other assets	181.1	268.9	71.2	—	521.2
Mortgage loans held for sale	—	—	577.8	—	577.8
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,485.4	—	—	(1,485.4)	—
Total Assets	$10,442.1	$6,426.1	$958.2	$(5,905.3)	$11,921.1
LIABILITIES & EQUITY
Accounts payable and other liabilities	$427.7	$918.6	$134.1	$(1.8)	$1,478.6
Intercompany payables	—	1,245.2	240.2	(1,485.4)	—
Notes payable	2,791.4	12.0	419.0	—	3,222.4
Total Liabilities	3,219.1	2,175.8	793.3	(1,487.2)	4,701.0
Stockholders’ equity	7,223.0	4,250.3	164.4	(4,418.1)	7,219.6
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,223.0	4,250.3	164.9	(4,418.1)	7,220.1
Total Liabilities & Equity	$10,442.1	$6,426.1	$958.2	$(5,905.3)	$11,921.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,094.4	$2,044.6	$25.4	$—	$3,164.4
Cost of sales	877.9	1,647.3	24.7	—	2,549.9
Gross profit	216.5	397.3	0.7	—	614.5
Selling, general and administrative expense	143.3	149.5	1.7	—	294.5
Equity in (income) of subsidiaries	(279.6)	—	—	279.6	—
Other (income) expense	(1.1)	(0.9)	(0.4)	—	(2.4)
Homebuilding pre-tax income (loss)	353.9	248.7	(0.6)	(279.6)	322.4
Financial Services and Other:
Revenues	—	—	86.9	—	86.9
General and administrative expense	—	—	60.7	—	60.7
Interest and other (income) expense	—	—	(5.3)	—	(5.3)
Financial services and other pre-tax income	—	—	31.5	—	31.5
Income before income taxes	353.9	248.7	30.9	(279.6)	353.9
Income tax expense	124.7	87.1	11.5	(98.6)	124.7
Net income	$229.2	$161.6	$19.4	$(181.0)	$229.2
Comprehensive income	$229.2	$161.6	$19.4	$(181.0)	$229.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,012.5	$3,940.7	$37.3	$—	$5,990.5
Cost of sales	1,613.3	3,172.0	32.5	—	4,817.8
Gross profit	399.2	768.7	4.8	—	1,172.7
Selling, general and administrative expense	267.2	292.9	2.8	—	562.9
Equity in (income) of subsidiaries	(534.9)	—	—	534.9	—
Other (income) expense	(5.2)	(0.9)	(0.4)	—	(6.5)
Homebuilding pre-tax income	672.1	476.7	2.4	(534.9)	616.3
Financial Services and Other:
Revenues	—	—	165.0	—	165.0
General and administrative expense	—	—	118.1	—	118.1
Interest and other (income) expense	—	—	(8.9)	—	(8.9)
Financial services and other pre-tax income	—	—	55.8	—	55.8
Income before income taxes	672.1	476.7	58.2	(534.9)	672.1
Income tax expense	236.0	166.4	21.7	(188.1)	236.0
Net income	$436.1	$310.3	$36.5	$(346.8)	$436.1
Comprehensive income	$436.1	$310.3	$36.5	$(346.8)	$436.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$864.4	$1,836.6	$—	$—	$2,701.0
Cost of sales	694.9	1,482.3	(7.9)	—	2,169.3
Gross profit	169.5	354.3	7.9	—	531.7
Selling, general and administrative expense	118.8	137.7	0.9	—	257.4
Equity in (income) of subsidiaries	(244.4)	—	—	244.4	—
Other (income) expense	(5.4)	(2.1)	(0.1)	—	(7.6)
Homebuilding pre-tax income	300.5	218.7	7.1	(244.4)	281.9
Financial Services and Other:
Revenues	—	—	66.9	—	66.9
General and administrative expense	—	—	51.8	—	51.8
Interest and other (income) expense	—	—	(3.5)	—	(3.5)
Financial services and other pre-tax income	—	—	18.6	—	18.6
Income before income taxes	300.5	218.7	25.7	(244.4)	300.5
Income tax expense	105.4	76.4	9.4	(85.8)	105.4
Net income	$195.1	$142.3	$16.3	$(158.6)	$195.1
Comprehensive income	$192.5	$142.3	$16.3	$(158.6)	$192.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,660.0	$3,407.5	$—	$(5.4)	$5,062.1
Cost of sales	1,333.7	2,736.1	(5.5)	(2.9)	4,061.4
Gross profit	326.3	671.4	5.5	(2.5)	1,000.7
Selling, general and administrative expense	230.8	266.9	1.4	—	499.1
Equity in (income) of subsidiaries	(442.6)	—	—	442.6	—
Other (income) expense	(6.2)	(2.8)	(0.3)	—	(9.3)
Homebuilding pre-tax income	544.3	407.3	4.4	(445.1)	510.9
Financial Services and Other:
Revenues	—	—	122.2	—	122.2
General and administrative expense	—	—	99.6	—	99.6
Interest and other (income) expense	—	—	(8.3)	—	(8.3)
Financial services and other pre-tax income	—	—	30.9	—	30.9
Income before income taxes	544.3	407.3	35.3	(445.1)	541.8
Income tax expense	189.0	141.5	13.1	(154.6)	189.0
Net income	$355.3	$265.8	$22.2	$(290.5)	$352.8
Comprehensive income	$353.9	$265.8	$22.2	$(290.5)	$351.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(308.7)	$130.3	$87.6	$(50.0)	$(140.8)
INVESTING ACTIVITIES
Purchases of property and equipment	(28.4)	(11.7)	(17.4)	—	(57.5)
Increase in restricted cash	(1.3)	(0.3)	(7.3)	—	(8.9)
Net principal decrease of other mortgage loans and real estate owned	—	—	1.0	—	1.0
Purchases of debt securities collateralized by residential real estate	(3.9)	—	—	—	(3.9)
Intercompany advances	123.8	—	—	(123.8)	—
Payments related to acquisition of a business	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	86.1	(12.0)	(23.7)	(123.8)	(73.4)
FINANCING ACTIVITIES
Repayment of notes payable	—	(0.5)	(54.0)	—	(54.5)
Intercompany advances	—	(176.6)	52.8	123.8	—
Proceeds from stock associated with certain employee benefit plans	24.7	—	—	—	24.7
Excess income tax benefit from employee stock awards	8.7	—	—	—	8.7
Cash dividends paid	(74.7)	—	(50.0)	50.0	(74.7)
Net cash used in financing activities	(41.3)	(177.1)	(51.2)	173.8	(95.8)
(Decrease) increase in cash and cash equivalents	(263.9)	(58.8)	12.7	—	(310.0)
Cash and cash equivalents at beginning of period	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of period	$812.5	$95.2	$85.5	$—	$993.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2017

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

Our business operations consist of homebuilding, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $296,500 during the six months ended March 31, 2017. Approximately 89% of our home sales revenues in the six months ended March 31, 2017 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes, triplexes and condominiums. We owned approximately 400 attached and detached residential rental homes at March 31, 2017 compared to 600 at September 30, 2016.

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

In addition to our core homebuilding and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. At March 31, 2017, assets totaling $91.1 million associated with these subsidiaries were included in the Financial Services and Other section of our balance sheet.

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

OVERVIEW

During the first half of fiscal 2017, demand for new homes continued to reflect the stable to moderately improved trends we experienced across most of our operating markets in fiscal 2016. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

Our position as the largest and most geographically diverse homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have focused on expanding our product offerings to consistently include a broad range of homes for entry-level, move-up and luxury buyers across most of our markets. Our affordable entry-level homes have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand. Since the fourth quarter of fiscal 2016, we have been introducing affordable homes in communities designed for active adult buyers seeking a low-maintenance lifestyle. We plan to continue to expand our product offerings across more of our operating markets.

During the second quarter of fiscal 2017, the number and value of our net sales orders increased 14% and 17%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 15% and 18%, respectively. Our pre-tax income was $353.9 million in the second quarter compared to $300.5 million in the prior year quarter, and our pre-tax operating margin was 10.9% in both periods.

We believe our business is well positioned for the future because of our broad geographic footprint and diverse product offerings, our ample supply of finished lots, land and homes, our strong balance sheet and liquidity and our experienced personnel across our operating markets. We remain focused on growing our profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy; therefore, we expect that housing market conditions will vary across our markets. If the U.S. economy continues to improve, we expect to see slow to moderate growth in housing demand, concentrated in markets where job growth is occurring. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

STRATEGY

Our operating strategy focuses on leveraging our financial and competitive position to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk. This strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk.

•	Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.

•	Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand.

•	Increasing the amount of land and finished lots controlled through option purchase contracts to mitigate the risk of land ownership.

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

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our competitive position, financial performance and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2017, as compared to the same period of 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 17% to $3.2 billion.

•	Homes closed increased 15% to 10,685 homes, and the average closing price of those homes increased 2% to $295,600.

•	Net sales orders increased 14% to 13,991 homes, and the value of net sales orders increased 17% to $4.2 billion.

•	Sales order backlog increased 7% to 14,618 homes, and the value of sales order backlog increased 9% to $4.4 billion.

•	Home sales gross margin decreased 10 basis points to 19.8%.

•	Inventory and land option charges were $12.2 million compared to $6.0 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 20 basis points to 9.3%.

•	Homebuilding pre-tax income increased 14% to $322.4 million compared to $281.9 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.2% compared to 10.4%.

•	Homebuilding cash and cash equivalents totaled $947.9 million compared to $1.3 billion and $1.2 billion at September 30, 2016 and March 31, 2016, respectively.

•	Homebuilding inventories totaled $9.0 billion compared to $8.3 billion and $8.2 billion at September 30, 2016 and March 31, 2016, respectively.

•	Homes in inventory totaled 27,100 compared to 23,100 and 24,600 at September 30, 2016 and March 31, 2016, respectively.

•	Owned and controlled lots totaled 227,300 compared to 204,500 and 188,500 at September 30, 2016 and March 31, 2016, respectively.

•	Homebuilding debt was $2.8 billion, consistent with the balance at September 30, 2016 and down from $3.2 billion at March 31, 2016.

•	Homebuilding debt to total capital was 28.0%, improving from 29.2% at September 30, 2016 and 33.6% at March 31, 2016.

Financial Services and Other:

•	Financial services and other revenues increased 30% to $86.9 million.

•	Financial services and other pre-tax income was $31.5 million compared to $18.6 million.

•	Financial services and other pre-tax income as a percentage of financial services and other revenues was 36.2% compared to 27.8%.

Consolidated Results:

•	Consolidated pre-tax income increased 18% to $353.9 million compared to $300.5 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 10.9% in both periods.

•	Net income increased 17% to $229.2 million compared to $195.1 million.

•	Diluted earnings per share increased 15% to $0.60 compared to $0.52.

•	Total equity was $7.2 billion compared to $6.8 billion and $6.2 billion at September 30, 2016 and March 31, 2016, respectively.

•	Book value per common share increased to $19.23 compared to $18.21 and $16.85 at September 30, 2016 and March 31, 2016, respectively.

Key financial results for the six months ended March 31, 2017, as compared to the same period of 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 18% to $6.0 billion.

•	Homes closed increased 16% to 20,089 homes, and the average closing price of those homes increased 2% to $296,500.

•	Net sales orders increased 14% to 23,232 homes, and the value of net sales orders increased 17% to $7.0 billion.

•	Home sales gross margin decreased 10 basis points to 19.8%.

•	Inventory and land option charges were $14.5 million compared to $7.9 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 50 basis points to 9.4%.

•	Homebuilding pre-tax income increased 21% to $616.3 million compared to $510.9 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.3% compared to 10.1%.

Financial Services and Other:

•	Financial services and other revenues increased 35% to $165.0 million.

•	Financial services and other pre-tax income was $55.8 million compared to $30.9 million.

•	Financial services and other pre-tax income as a percentage of financial services and other revenues was 33.8% compared to 25.3%.

Consolidated Results:

•	Consolidated pre-tax income increased 24% to $672.1 million compared to $541.8 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 10.9% compared to 10.5%.

•	Net income increased 24% to $436.1 million compared to $352.8 million.

•	Diluted earnings per share increased 22% to $1.15 compared to $0.94.

•	Net cash used in operations was $140.8 million compared to cash provided by operations of $26.9 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2017 and 2016. As described in Note A, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,791	1,446	24%	$513.1	$411.3	25%	$286,500	$284,400	1%
Midwest	643	600	7%	249.2	223.6	11%	387,600	372,700	4%
Southeast	4,470	4,027	11%	1,167.1	1,039.0	12%	261,100	258,000	1%
South Central	4,329	3,973	9%	1,071.5	959.3	12%	247,500	241,500	2%
Southwest	745	482	55%	172.8	110.2	57%	231,900	228,600	1%
West	2,013	1,764	14%	1,015.5	832.2	22%	504,500	471,800	7%
	13,991	12,292	14%	$4,189.2	$3,575.6	17%	$299,400	$290,900	3%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	2,937	2,423	21%	$844.1	$682.1	24%	$287,400	$281,500	2%
Midwest	1,006	845	19%	392.4	317.5	24%	390,100	375,700	4%
Southeast	7,618	6,733	13%	1,992.2	1,745.4	14%	261,500	259,200	1%
South Central	7,167	6,501	10%	1,782.6	1,576.2	13%	248,700	242,500	3%
Southwest	1,203	817	47%	279.5	187.5	49%	232,300	229,500	1%
West	3,301	3,037	9%	1,662.3	1,435.0	16%	503,600	472,500	7%
	23,232	20,356	14%	$6,953.1	$5,943.7	17%	$299,300	$292,000	3%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2017	2016	2017	2016	2017	2016
East	493	385	$133.3	$101.1	22%	21%
Midwest	70	57	27.5	22.1	10%	9%
Southeast	1,350	1,086	345.3	272.2	23%	21%
South Central	1,116	934	274.6	227.8	20%	19%
Southwest	194	188	44.4	40.8	21%	28%
West	290	281	147.5	137.5	13%	14%
	3,513	2,931	$972.6	$801.5	20%	19%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2017	2016	2017	2016	2017	2016
East	847	743	$229.9	$195.3	22%	23%
Midwest	126	112	48.7	43.7	11%	12%
Southeast	2,300	1,965	585.9	496.1	23%	23%
South Central	1,937	1,702	482.6	419.4	21%	21%
Southwest	356	321	82.3	68.2	23%	28%
West	535	517	266.9	252.7	14%	15%
	6,101	5,360	$1,696.3	$1,475.4	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 17% to $4.2 billion (13,991 homes) for the three months ended March 31, 2017 from $3.6 billion (12,292 homes) in the prior year period, with increases in all of our regions. The value of net sales orders increased 17% to $7.0 billion (23,232 homes) for the six months ended March 31, 2017 from $5.9 billion (20,356 homes) in the prior year period. The increases in the value of sales orders were primarily due to increases in volume and to a lesser extent, increases in selling prices.

The number of net sales orders increased 14%, and the average price of net sales orders increased 3% in both the three and six months ended March 31, 2017 compared to the prior year periods. The overall increase in our net sales orders reflects the continued stable to moderately improved market conditions in most of our markets. Our Phoenix market contributed the most to the higher volume in our Southwest region and our North Carolina markets contributed most to the higher volume in our East region. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% and 21% in the three and six months ended March 31, 2017, respectively, compared to 19% and 21% in the prior year periods.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,876	1,665	13%	$548.7	$492.1	12%	$292,500	$295,600	(1)%
Midwest	647	526	23%	258.8	198.5	30%	400,000	377,400	6%
Southeast	4,639	4,429	5%	1,262.7	1,202.5	5%	272,200	271,500	—%
South Central	4,850	4,815	1%	1,247.1	1,230.6	1%	257,100	255,600	1%
Southwest	871	718	21%	198.8	157.8	26%	228,200	219,800	4%
West	1,735	1,542	13%	919.2	782.1	18%	529,800	507,200	4%
	14,618	13,695	7%	$4,435.3	$4,063.6	9%	$303,400	$296,700	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,309	1,135	15%	$372.6	$308.6	21%	$284,600	$271,900	5%
Midwest	430	419	3%	168.0	162.1	4%	390,700	386,900	1%
Southeast	3,695	3,124	18%	968.7	810.3	20%	262,200	259,400	1%
South Central	3,254	2,864	14%	815.0	691.8	18%	250,500	241,600	4%
Southwest	532	348	53%	126.7	79.9	59%	238,200	229,600	4%
West	1,465	1,372	7%	707.1	633.3	12%	482,700	461,600	5%
	10,685	9,262	15%	$3,158.1	$2,686.0	18%	$295,600	$290,000	2%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	2,362	2,188	8%	$678.4	$603.0	13%	$287,200	$275,600	4%
Midwest	829	731	13%	317.6	285.4	11%	383,100	390,400	(2)%
Southeast	7,032	5,815	21%	1,851.2	1,520.9	22%	263,300	261,500	1%
South Central	6,157	5,342	15%	1,553.6	1,296.8	20%	252,300	242,800	4%
Southwest	987	670	47%	231.4	153.8	50%	234,400	229,600	2%
West	2,722	2,577	6%	1,323.6	1,167.0	13%	486,300	452,900	7%
	20,089	17,323	16%	$5,955.8	$5,026.9	18%	$296,500	$290,200	2%

Home Sales Revenue

Revenues from home sales increased 18% to $3.2 billion (10,685 homes closed) for the three months ended March 31, 2017 from $2.7 billion (9,262 homes closed) in the prior year period. Revenues from home sales increased 18% to $6.0 billion (20,089 homes closed) for the six months ended March 31, 2017 from $5.0 billion (17,323 homes closed) in the prior year period. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in the three and six months ended March 31, 2017 increased 15% and 16%, respectively, from the prior year periods due to increases in all of our regions. Our Phoenix market contributed most to the higher volume in our Southwest region and our Florida markets contributed most to the higher volume in our Southeast region.

The average selling price of homes closed during the three months ended March 31, 2017 was $295,600, up 2% from the $290,000 average for the prior year period. The average selling price of homes closed during the six months ended March 31, 2017 was $296,500, up 2% from the $290,200 average for the prior year period.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Gross profit – home sales	19.8%	19.9%	19.8%	19.9%
Gross profit – land/lot sales and other	11.1%	20.0%	23.9%	20.7%
Inventory and land option charges	(0.4)%	(0.2)%	(0.2)%	(0.2)%
Gross profit – total homebuilding	19.4%	19.7%	19.6%	19.8%
Selling, general and administrative expense (1)	9.3%	9.5%	9.4%	9.9%
Other (income) expense (1)	(0.1)%	(0.3)%	(0.1)%	(0.2)%
Homebuilding pre-tax income	10.2%	10.4%	10.3%	10.1%
____________

(1)
Prior period percentages for selling, general and administrative expense and other (income) expense reflect certain reclassifications made to the prior year financial statements to conform to the classifications used in the current year. See Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above.

Home Sales Gross Profit

Gross profit from home sales increased 17% to $626.0 million in the three months ended March 31, 2017 from $534.7 million in the prior year period and decreased 10 basis points to 19.8% as a percentage of home sales revenues. The 10 basis point decrease in home sales gross profit percentage resulted from an 80 basis point increase in warranty and construction defect expenses as a percentage of home sales revenues, partially offset by improvements of 40 basis points due to the average selling price of our homes increasing by more than the average cost and 30 basis points due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues.

Gross profit from home sales increased 18% to $1.2 billion in the six months ended March 31, 2017 from $1.0 billion in the prior year period and decreased 10 basis points to 19.8% as a percentage of home sales revenues. The 10 basis point decrease in the home sales gross profit percentage resulted from decreases of 50 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues and 10 basis points related to an increase in the amount of purchase accounting adjustments for recent acquisitions. These decreases were partially offset by improvements of 30 basis points due to a decrease in the amortization of capitalized interest and property taxes and 20 basis points due to the average selling price of our homes increasing by more than the average cost.

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

Land Sales and Other Revenues

Land sales and other revenues were $6.3 million and $34.7 million in the three and six months ended March 31, 2017, respectively, and $15.0 million and $35.2 million in the comparable periods of 2016. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2017, we had $24.9 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At March 31, 2017, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $103.8 million and recorded impairment charges of $9.4 million during the three months ended March 31, 2017 to reduce the carrying value of impaired communities and land to their estimated fair value. During the six months ended March 31, 2017, impairment charges totaled $9.4 million. There were $3.2 million and $3.7 million of impairment charges recorded in the three and six months ended March 31, 2016, respectively.

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

During the three and six months ended March 31, 2017, we wrote off $2.8 million and $5.1 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate. Earnest money and pre-acquisition cost write-offs for the three and six months ended March 31, 2016 were $2.8 million and $4.2 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 14% to $294.5 million and 13% to $562.9 million in the three and six months ended March 31, 2017, respectively, from $257.4 million and $499.1 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased 20 and 50 basis points to 9.3% and 9.4% in the three and six months ended March 31, 2017, respectively, from 9.5% and 9.9% in the prior year periods. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs represented 71% and 69% of SG&A costs in the three and six months ended March 31, 2017, respectively, compared to 70% and 68% in the prior year periods. These costs increased 17% to $209.4 million and 14% to $389.2 million in the three and six months ended March 31, 2017, respectively, due to increases in the number of employees and the amount of incentive compensation as compared to the prior year periods. Our homebuilding operations employed 5,658 and 4,995 employees at March 31, 2017 and 2016, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations. We expect our SG&A expense as a percentage of homebuilding revenues to be lower in fiscal 2017 than in fiscal 2016.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred decreased 17% to $33.5 million and 19% to $67.0 million in the three and six months ended March 31, 2017, respectively, compared to the prior year periods. These decreases were due to decreases in our average debt of 13% and 14% in the three and six months ended March 31, 2017, respectively, and lower average interest rates on outstanding debt during the periods. Interest charged to cost of sales was 1.5% of total cost of sales (excluding inventory and land option charges) in both the three and six months ended March 31, 2017 compared to 1.9% in both periods of fiscal 2016.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $2.4 million and $6.5 million in the three and six months ended March 31, 2017, respectively, compared to $7.6 million and $9.3 million in the prior year periods. Other income in the three and six months ended March 31, 2016 includes a $4.5 million gain from the sale of an investment in debt securities. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with our homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2017			2016
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$372.6	$25.9	7.0%	$309.0	$22.6	7.3%
Midwest	168.7	0.7	0.4%	162.1	8.9	5.5%
Southeast	969.0	113.1	11.7%	812.0	94.5	11.6%
South Central	815.4	105.8	13.0%	694.7	88.7	12.8%
Southwest	126.7	7.2	5.7%	79.9	2.0	2.5%
West	712.0	69.7	9.8%	643.3	65.2	10.1%
	$3,164.4	$322.4	10.2%	$2,701.0	$281.9	10.4%

	Six Months Ended March 31,
	2017			2016
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$678.6	$52.2	7.7%	$607.2	$50.4	8.3%
Midwest	319.8	10.9	3.4%	285.4	15.9	5.6%
Southeast	1,852.4	212.7	11.5%	1,523.6	171.4	11.2%
South Central	1,572.3	202.3	12.9%	1,307.2	153.3	11.7%
Southwest	235.2	11.2	4.8%	153.8	4.7	3.1%
West	1,332.2	127.0	9.5%	1,184.9	115.2	9.7%
	$5,990.5	$616.3	10.3%	$5,062.1	$510.9	10.1%
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

East Region — Homebuilding revenues increased 21% and 12% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our North Carolina markets, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $25.9 million and $52.2 million in the three and six months ended March 31, 2017, respectively, compared to $22.6 million and $50.4 million in the prior year periods. Pre-tax income was reduced by inventory impairment charges of $5.8 million in both the three and six months ended March 31, 2017 and by $3.2 million in both periods of 2016. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 10 basis points in both the three and six months ended March 31, 2017 compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points and increased by 40 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 4% and 12% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Minneapolis market. The region generated pre-tax income of $0.7 million and $10.9 million in the three and six months ended March 31, 2017, respectively, compared to $8.9 million and $15.9 million in the prior year periods. Home sales gross profit percentage decreased by 510 and 330 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, largely due to higher warranty and construction defect costs in our Denver market in the current year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 and 110 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods.

Southeast Region — Homebuilding revenues increased 19% and 22% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $113.1 million and $212.7 million in the three and six months ended March 31, 2017, respectively, compared to $94.5 million and $171.4 million in the prior year periods. Home sales gross profit percentage in the current year periods was unchanged in the quarter and decreased by 30 basis points in the six-month period compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 and 60 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods.

South Central Region — Homebuilding revenues increased 17% and 20% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Dallas market. The region generated pre-tax income of $105.8 million and $202.3 million in the three and six months ended March 31, 2017, respectively, compared to $88.7 million and $153.3 million in the prior year periods. Home sales gross profit percentage in the current year periods was unchanged in the quarter and increased by 40 basis points in the six-month period compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 and 90 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 59% and 53% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $7.2 million and $11.2 million in the three and six months ended March 31, 2017, respectively, compared to $2.0 million and $4.7 million in the prior year periods. Home sales gross profit percentage increased by 100 basis points and decreased by 20 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods. The increase in the three-month period was largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses decreased by 240 and 180 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods.

West Region — Homebuilding revenues increased 11% and 12% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Las Vegas market, as well as increases in the average selling price of homes closed in our Seattle, Portland and Sacramento markets. The region generated pre-tax income of $69.7 million and $127.0 million in the three and six months ended March 31, 2017, respectively, compared to $65.2 million and $115.2 million in the prior year periods. Home sales gross profit percentage increased by 70 and 30 basis points in the three and six months ended March 31, 2017, respectively, compared to the prior year periods, largely due to the average selling price increasing by more than the average cost of homes closed in the region. As a percentage of homebuilding revenues, SG&A expenses in the current year periods increased by 40 basis points in the quarter and was unchanged in the six-month period compared to the prior year periods.

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

Our inventories at March 31, 2017 and September 30, 2016 are summarized as follows:

	As of March 31, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$551.1	$454.7	$25.9	$0.4	$1,032.1
Midwest	275.9	176.4	12.0	—	464.3
Southeast	1,308.8	942.4	36.1	5.8	2,293.1
South Central	1,069.8	1,094.4	14.1	15.4	2,193.7
Southwest	204.4	179.3	14.5	1.1	399.3
West	1,110.3	1,280.4	22.9	1.6	2,415.2
Corporate and unallocated (1)	122.3	114.6	2.9	0.6	240.4
	$4,642.6	$4,242.2	$128.4	$24.9	$9,038.1

	As of September 30, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$448.9	$415.4	$26.8	$—	$891.1
Midwest	239.3	189.5	11.9	0.5	441.2
Southeast	1,149.8	870.1	44.8	5.6	2,070.3
South Central	1,009.6	1,032.0	14.6	19.4	2,075.6
Southwest	163.8	189.6	14.1	3.6	371.1
West	906.6	1,315.2	22.5	3.3	2,247.6
Corporate and unallocated (1)	116.7	123.4	3.1	0.8	244.0
	$4,034.7	$4,135.2	$137.8	$33.2	$8,340.9
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at March 31, 2017 and September 30, 2016 are summarized as follows:

	As of March 31, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	14,100	17,100	31,200	3,600
Midwest	2,900	2,900	5,800	1,300
Southeast	32,400	46,700	79,100	8,800
South Central	40,900	28,300	69,200	7,900
Southwest	6,300	2,100	8,400	1,700
West	21,900	11,700	33,600	3,800
	118,500	108,800	227,300	27,100
	52%	48%	100%

	As of September 30, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,400	15,100	28,500	3,000
Midwest	3,200	2,100	5,300	1,200
Southeast	30,600	36,100	66,700	7,600
South Central	37,700	25,100	62,800	7,000
Southwest	7,500	2,000	9,500	1,300
West	20,500	11,200	31,700	3,000
	112,900	91,600	204,500	23,100
	55%	45%	100%
__________

(1)
Land/lots owned include approximately 30,100 and 30,400 owned lots that are fully developed and ready for home construction at March 31, 2017 and September 30, 2016, respectively. Land/lots owned also include land held for development representing 5,200 and 7,300 lots at March 31, 2017 and September 30, 2016, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at March 31, 2017 and September 30, 2016 was $4.2 billion and $3.6 billion, respectively, secured by earnest money deposits of $188.6 million and $167.0 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 300 and 700 lots at March 31, 2017 and September 30, 2016, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both March 31, 2017 and September 30, 2016. Approximately 13,200 and 11,800 of our homes in inventory were unsold at March 31, 2017 and September 30, 2016, respectively. At both March 31, 2017 and September 30, 2016, approximately 3,500 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES AND OTHER

The following tables and related discussion set forth key operating and financial data for our financial services and other operations, comprising DHI Mortgage, our subsidiary title companies and other businesses, for the three and six months ended March 31, 2017 and 2016. As described in Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,046	4,917	23%	11,374	8,997	26%
Number of homes closed by D.R. Horton	10,685	9,262	15%	20,089	17,323	16%
DHI Mortgage capture rate	57%	53%		57%	52%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,096	4,952	23%	11,454	9,054	27%
Total number of loans originated or brokered by DHI Mortgage	6,364	5,289	20%	12,142	9,848	23%
Captive business percentage	96%	94%		94%	92%
Loans sold by DHI Mortgage to third parties	6,174	5,024	23%	12,367	9,935	24%

	Three Months Ended March 31,			Six Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(In millions)
Loan origination fees	$4.4	$4.6	(4)%	$8.2	$8.9	(8)%
Sale of servicing rights and gains from sale of mortgage loans	63.5	46.6	36%	120.9	83.8	44%
Other revenues	3.9	3.4	15%	7.4	6.4	16%
Total mortgage operations revenues	71.8	54.6	32%	136.5	99.1	38%
Title policy premiums	15.1	12.3	23%	28.5	23.1	23%
Total revenues	86.9	66.9	30%	165.0	122.2	35%
General and administrative expense (1)	60.7	51.8	17%	118.1	99.6	19%
Interest and other (income) expense (1)	(5.3)	(3.5)	51%	(8.9)	(8.3)	7%
Financial services and other pre-tax income	$31.5	$18.6	69%	$55.8	$30.9	81%

Financial Services and Other Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
General and administrative expense (1)	69.9%	77.4%	71.6%	81.5%
Interest and other (income) expense (1)	(6.1)%	(5.2)%	(5.4)%	(6.8)%
Financial services and other pre-tax income	36.2%	27.8%	33.8%	25.3%
_____________

(1)
Prior period amounts and percentages for general and administrative expense and interest and other (income) expense reflect certain reclassifications made to conform to the classifications used in the current year. See Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above.

Mortgage Loan Activity

The volume of loans originated and brokered by our mortgage operations is related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2017, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 23% and 26%, respectively, corresponding to the increases in the number of homes closed by our homebuilding operations of 15% and 16%, respectively, combined with an increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing). Our mortgage capture rate was 57% in both the three and six months ended March 31, 2017, up from 53% and 52% in the prior year periods, primarily due to the mortgage subsidiary’s continued focus on growth and service.

Home closings from our homebuilding operations constituted 96% and 94% of DHI Mortgage loan originations in the three and six months ended March 31, 2017, respectively, compared to 94% and 92% in the prior year periods. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 23% and 24% in the three and six months ended March 31, 2017, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on March 31, 2017 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 89% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2017 were sold to three major financial entities, one of which purchased 47% of our total loans sold.

Financial Services and Other Revenues and Expenses

Revenues from our financial services and other operations increased 30% to $86.9 million and 35% to $165.0 million in the three and six months ended March 31, 2017, respectively, from $66.9 million and $122.2 million in the prior year periods, while the number of loan originations increased 20% and 23% during the same periods. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and higher average loan amounts.

Our mortgage operations revenues in the three and six months ended March 31, 2017 were reduced by $1.0 million and $1.8 million, respectively, to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our mortgage operations revenues in the three and six months ended March 31, 2016 were reduced by $1.5 million and $2.0 million, respectively, for such charges. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense from financial services and other operations increased 17% to $60.7 million and 19% to $118.1 million in the three and six months ended March 31, 2017, respectively, from $51.8 million and $99.6 million in the prior year periods. These increases were primarily due to increases in employee related costs due to both increased volume and the cost of compliance with mortgage industry regulations. Our financial services and other operations employed 1,700 and 1,472 employees at March 31, 2017 and 2016, respectively.

As a percentage of financial services and other revenues, G&A expense was 69.9% and 71.6% in the three and six months ended March 31, 2017, respectively, compared to 77.4% and 81.5% in the prior year periods. The improvement was due to the relative increase in revenue and leverage of fixed overhead costs. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Interest and other income, net of other expense, included in our financial services and other operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2017 was $353.9 million and $672.1 million, respectively, compared to $300.5 million and $541.8 million for the prior year periods. The increase in our operating income is primarily due to higher revenues from increased home closings.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2017 was $124.7 million and $236.0 million, respectively, compared to $105.4 million and $189.0 million in the prior year periods. Our effective tax rate was 35.2% and 35.1% for the three and six months ended March 31, 2017, respectively, compared to 35.1% and 34.9% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits.

We previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS). The tax accounting method changes relate to the timing of income and expense recognition of certain items for tax purposes. In March 2017, we received consent agreements from the IRS regarding two of the three requests. We are currently in the process of analyzing these consent agreements and expect to request further clarification from the IRS. Once the consent agreements have been agreed to and signed by us, the estimated impact of the approved tax accounting method changes will be reflected in our consolidated financial statements, likely as of June 30, 2017. The impact on our consolidated balance sheet will be a reduction in income taxes payable and a corresponding reduction in deferred tax assets. These changes in tax accounting methods will not have a significant impact on our effective tax rate.

At March 31, 2017 and September 30, 2016, we had deferred tax assets, net of deferred tax liabilities, of $461.9 million and $486.6 million, respectively, partially offset by a valuation allowance of $10.3 million. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards. As of March 31, 2017, we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards.

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

At March 31, 2017, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by total equity plus homebuilding notes payable) was 28.0% compared to 29.2% at September 30, 2016 and 33.6% at March 31, 2016. We expect to pay our next debt maturity of $350 million in May 2017 with existing cash, which will further reduce our ratio of homebuilding debt to total capital. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 40%, but we expect it to remain significantly lower than 40% throughout fiscal 2017. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized and its obligation under its repurchase facility is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2017, cash and cash equivalents of our homebuilding segment totaled $947.9 million.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. At March 31, 2017, there were no borrowings outstanding and $75.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $899.6 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2017, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $3.3 million and $2.9 million at March 31, 2017 and September 30, 2016, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — We have $350 million principal amount of our senior notes maturing in May 2017. We currently expect to repay this debt with existing cash. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At March 31, 2017, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2016, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2017. The full amount of each of these authorizations was remaining at March 31, 2017.

Capital Resources - Financial Services and Other

Cash and Cash Equivalents — At March 31, 2017, cash and cash equivalents of our financial services and other operations totaled $45.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2017, the mortgage repurchase facility was amended to increase its capacity to $600 million and extend its maturity date to February 23, 2018. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments.

As of March 31, 2017, $528.4 million of mortgage loans held for sale with a collateral value of $509.7 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $90.7 million, DHI Mortgage had an obligation of $419.0 million outstanding under the mortgage repurchase facility at March 31, 2017 at a 3.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, our mortgage subsidiary has been able to renew or extend its mortgage credit facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the credit agreement during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In the six months ended March 31, 2017, net cash used in operating activities was $140.8 million compared to cash provided by operating activities of $26.9 million in the prior year period. We used $603.5 million of cash to increase our construction in progress and finished home inventory compared to $652.8 million used in the prior year period. The increase in our construction in progress and finished homes inventory is due to the increase in our number of homes under construction to support an expected increase in sales and closings volumes. Cash used to increase residential land and lots inventory was $96.3 million compared to $235.9 million of cash provided by a decrease in residential land and lots inventory in the prior year period. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the six months ended March 31, 2017, net cash used in investing activities was $73.4 million compared to $6.7 million in the prior year period. We used $57.5 million and $40.4 million in the six months ended March 31, 2017 and 2016, respectively, to purchase property and equipment, including model home furniture, office and technology equipment and office buildings to support our operations. During the current year period, we purchased $3.9 million of debt securities which were secured by residential real estate, and in the prior year period, we sold a previous investment in debt securities for proceeds of $35.8 million. Additionally, during the current year period, we paid $4.1 million to complete our purchase of the homebuilding operations of Wilson Parker Homes, acquired in September 2016.

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

During the six months ended March 31, 2017, net cash used in financing activities was $95.8 million, consisting primarily of repayments of amounts drawn under our mortgage repurchase facility and payments of cash dividends. During the six months ended March 31, 2016, net cash used in financing activities was $179.9 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $170.6 million included our repayment of $170.2 million principal amount of our 5.625% senior notes at maturity.

During the three months ended March 31, 2017, our Board of Directors approved a quarterly cash dividend of $0.10 per common share, which was paid on February 15, 2017 to stockholders of record on February 3, 2017. In April 2017, our Board of Directors approved a quarterly cash dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record on May 5, 2017. Quarterly cash dividends of $0.08 per common share were approved and paid in the comparable quarters of fiscal 2016. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At March 31, 2017, our homebuilding operations had outstanding letters of credit of $78.7 million and surety bonds of $1.1 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at March 31, 2017, there were a limited number of contracts, representing $29.5 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2016, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2017 and September 30, 2016, we had reserves for approximately 135 and 140 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2017, we established reserves for approximately 35 new construction defect claims and resolved 40 construction defect claims for a total cost of $19.4 million. At March 31, 2016 and September 30, 2015, we had reserves for approximately 180 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2016, we established reserves for approximately 40 new construction defect claims and resolved 45 construction defect claims for a total cost of $26.8 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2017 and 2016 was not significant, is recognized in current earnings. At March 31, 2017, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $811.0 million. Uncommitted IRLCs totaled a notional amount of approximately $588.8 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $265.8 million at March 31, 2017.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2017. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2017.

	Six Months Ending September 30, 2017	Fiscal Year Ending September 30,							Fair Value at March 31, 2017
		2018	2019	2020	2021	2022	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$358.5	$405.3	$500.8	$500.0	$—	$350.0	$700.0	$2,814.6	$2,956.0
Average interest rate	5.0%	3.8%	3.9%	4.2%	—%	4.5%	5.5%	4.6%
Variable rate	$419.0	$—	$—	$—	$—	$—	$—	$419.0	$419.0
Average interest rate	3.1%	—%	—%	—%	—%	—%	—%	3.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in the Southeast. This matter could potentially result in monetary sanctions to the Company; however, we do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

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
10.1
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers. (3)

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 25, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.

(3)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2017, filed with the SEC on February 28, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 25, 2017	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)