Form 10-Q
period 2017-06-30
HORTON D R INC /DE/
filed 2017-07-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
Commission file number 1-14122
___________________________________________________________________________________________________________________
D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1341 Horton Circle Arlington, Texas 76011
(Address of principal executive offices) (Zip Code)

(817) 390-8200
(Registrant’s telephone number, including area code)

301 Commerce Street, Suite 500, Fort Worth, Texas 76102
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common stock, $.01 par value – 374,283,035 shares as of July 19, 2017

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(In millions) (Unaudited)
ASSETS
Homebuilding:
Cash and cash equivalents	$460.8	$1,271.8
Restricted cash	10.9	9.5
Inventories:
Construction in progress and finished homes	4,905.6	4,034.7
Residential land and lots — developed and under development	4,529.2	4,135.2
Land held for development	107.7	137.8
Land held for sale	11.5	33.2
	9,554.0	8,340.9
Deferred income taxes, net of valuation allowance of $10.4 million and $10.3 million at June 30, 2017 and September 30, 2016, respectively	383.7	476.3
Property and equipment, net	179.6	139.5
Other assets	470.3	456.2
Goodwill	80.0	80.0
	11,139.3	10,774.2
Financial Services and Other:
Cash and cash equivalents	51.6	31.4
Mortgage loans held for sale	627.4	654.0
Property and equipment, net	103.2	55.9
Other assets	55.6	43.4
	837.8	784.7
Total assets	$11,977.1	$11,558.9
LIABILITIES
Homebuilding:
Accounts payable	$602.6	$537.0
Accrued expenses and other liabilities	957.6	917.1
Notes payable	2,453.1	2,798.3
	4,013.3	4,252.4
Financial Services and Other:
Accounts payable and other liabilities	53.7	40.5
Mortgage repurchase facility	473.4	473.0
	527.1	513.5
Total liabilities	4,540.4	4,765.9
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 383,273,918 shares issued and 374,223,847 shares outstanding at June 30, 2017 and 380,123,258 shares issued and 372,923,187 shares outstanding at September 30, 2016	3.8	3.8
Additional paid-in capital	2,957.2	2,865.8
Retained earnings	4,670.1	4,057.2
Treasury stock, 9,050,071 shares and 7,200,071 shares at June 30, 2017 and September 30, 2016, respectively, at cost	(194.9)	(134.3)
Stockholders’ equity	7,436.2	6,792.5
Noncontrolling interests	0.5	0.5
Total equity	7,436.7	6,793.0
Total liabilities and equity	$11,977.1	$11,558.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except per share data) (Unaudited)
Homebuilding:
Revenues:
Home sales	$3,662.3	$3,118.7	$9,618.1	$8,145.6
Land/lot sales and other	22.2	30.1	56.9	65.2
	3,684.5	3,148.8	9,675.0	8,210.8
Cost of sales:
Home sales	2,936.9	2,486.5	7,713.8	6,512.1
Land/lot sales and other	18.8	28.4	45.2	56.2
Inventory and land option charges	5.4	8.1	19.9	16.0
	2,961.1	2,523.0	7,778.9	6,584.3
Gross profit:
Home sales	725.4	632.2	1,904.3	1,633.5
Land/lot sales and other	3.4	1.7	11.7	9.0
Inventory and land option charges	(5.4)	(8.1)	(19.9)	(16.0)
	723.4	625.8	1,896.1	1,626.5
Selling, general and administrative expense	309.5	279.3	872.4	778.4
Other (income) expense	(1.3)	(1.9)	(7.8)	(11.2)
Homebuilding pre-tax income	415.2	348.4	1,031.5	859.3
Financial Services and Other:
Revenues	91.9	83.1	256.9	205.4
General and administrative expense	65.0	57.5	183.1	157.1
Interest and other (income) expense	(2.4)	(4.6)	(11.2)	(12.8)
Financial services and other pre-tax income	29.3	30.2	85.0	61.1
Income before income taxes	444.5	378.6	1,116.5	920.4
Income tax expense	155.5	128.8	391.4	317.8
Net income	$289.0	$249.8	$725.1	$602.6
Other comprehensive income, net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain	—	—	—	1.2
Reclassification adjustment for net gain realized in net income	—	—	—	(2.6)
Comprehensive income	$289.0	$249.8	$725.1	$601.2

Basic net income per common share	$0.77	$0.67	$1.94	$1.63
Net income per common share assuming dilution	$0.76	$0.66	$1.92	$1.61
Cash dividends declared per common share	$0.10	$0.08	$0.30	$0.24

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2017	2016
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$725.1	$602.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40.4	41.4
Amortization of discounts and fees	3.9	4.1
Stock based compensation expense	40.4	36.8
Excess income tax benefit from employee stock awards	(10.5)	(6.3)
Deferred income taxes	92.0	46.7
Inventory and land option charges	19.9	16.0
Gain on sale of debt securities collateralized by residential real estate	—	(4.5)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(870.9)	(879.1)
(Increase) decrease in residential land and lots – developed, under development, held for development and held for sale	(352.2)	151.3
Increase in other assets	(29.5)	(4.6)
Decrease (increase) in mortgage loans held for sale	26.2	(3.5)
Increase in accounts payable, accrued expenses and other liabilities	124.4	87.7
Net cash (used in) provided by operating activities	(190.8)	88.6
INVESTING ACTIVITIES
Purchases of property and equipment	(103.5)	(65.2)
Increase in restricted cash	(9.9)	(2.1)
Net principal decrease of other mortgage loans and real estate owned	5.3	4.3
(Purchases of) proceeds from debt securities collateralized by residential real estate	(8.8)	35.8
Payments related to acquisition of a business	(4.1)	—
Net cash used in investing activities	(121.0)	(27.2)
FINANCING ACTIVITIES
Proceeds from notes payable	700.4	26.3
Repayment of notes payable	(1,051.4)	(543.9)
Proceeds from stock associated with certain employee benefit plans	34.3	61.8
Excess income tax benefit from employee stock awards	10.5	6.3
Cash dividends paid	(112.2)	(88.9)
Repurchases of common stock	(60.6)	—
Net cash used in financing activities	(479.0)	(538.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(790.8)	(477.0)
Cash and cash equivalents at beginning of period	1,303.2	1,383.8
Cash and cash equivalents at end of period	$512.4	$906.8
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$4.5	$4.2
Stock issued under employee incentive plans	$31.8	$19.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

Reclassifications

In addition to its core homebuilding and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. During the fourth quarter of fiscal 2016, the Company reclassified the assets, liabilities and operating results of these subsidiaries from the Homebuilding sections of its balance sheet and statement of operations to the Financial Services and Other sections. The statements of operations for the three and nine months ended June 30, 2016 reflect the reclassification of $1.1 million and $3.6 million, respectively, of general and administrative expenses and $1.9 million and $5.6 million, respectively, of other income from the Homebuilding section to the Financial Services and Other section. These reclassifications had no effect on the Company’s consolidated financial position or results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $40.8 million and $40.5 million at June 30, 2017 and September 30, 2016, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

Business Acquisition

On June 29, 2017, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Forestar Group Inc., a Delaware corporation (Forestar), and a wholly owned subsidiary of the Company. Forestar is a publicly-traded residential real estate development company. Under the terms of the Merger Agreement, for each share of Forestar common stock, stockholders will have the right to receive $17.75 per share in cash, or retain such share of the surviving entity (Forestar Successor). Cash and stock elections will be prorated, as appropriate, such that 75% of the shares of Forestar common stock outstanding before the merger are converted into $17.75 per share or approximately $560 million of total cash consideration. Following the merger, the Company will own 75% of the outstanding Forestar Successor shares, and existing stockholders will own 25% of the outstanding Forestar Successor shares. Following the merger, Forestar will remain a public company, and its common stock will continue to trade on the NYSE under the symbol “FOR.” The transaction is expected to close during the Company’s first quarter of fiscal 2018, subject to the approval of Forestar shareholders and other customary closing conditions.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company currently plans to adopt this standard using the modified retrospective method and is continuing to evaluate its effect.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance is effective for the Company beginning October 1, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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
June 30, 2017

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for the Company beginning October 1, 2018 and is not expected to have a material impact on its consolidated statements of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The guidance is effective for the Company beginning October 1, 2018 and will not have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

In addition to its core homebuilding and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets.

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
June 30, 2017

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2016. Financial information relating to the Company’s reporting segments is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Homebuilding revenues:
East	$482.2	$391.2	$1,160.7	$998.3
Midwest	202.2	179.9	522.0	465.2
Southeast	1,136.3	913.3	2,988.7	2,436.9
South Central	924.8	816.1	2,497.1	2,123.4
Southwest	152.6	93.0	387.8	246.8
West	786.4	755.3	2,118.7	1,940.2
Homebuilding revenues	3,684.5	3,148.8	9,675.0	8,210.8
Financial services revenues	91.9	83.1	256.9	205.4
Total revenues	$3,776.4	$3,231.9	$9,931.9	$8,416.2
Inventory Impairments
East	$—	$4.2	$5.8	$7.4
Midwest	1.0	—	1.0	—
Southeast	—	—	—	0.2
South Central	—	1.0	1.4	1.0
Southwest	—	—	—	—
West	—	—	2.2	0.3
Total inventory impairments	$1.0	$5.2	$10.4	$8.9
Income Before Income Taxes (1) (2)
Homebuilding pre-tax income:
East	$54.2	$40.3	$106.4	$90.6
Midwest	17.9	13.4	28.8	29.4
Southeast	128.6	107.6	341.3	279.0
South Central	119.1	109.3	321.4	262.6
Southwest	14.8	0.9	26.0	5.6
West	80.6	76.9	207.6	192.1
Homebuilding pre-tax income	415.2	348.4	1,031.5	859.3
Financial services pre-tax income	33.9	31.3	92.7	64.6
Homebuilding and financial services pre-tax income	449.1	379.7	1,124.2	923.9
Other pre-tax loss	(4.6)	(1.1)	(7.7)	(3.5)
Income before income taxes	$444.5	$378.6	$1,116.5	$920.4
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

	June 30, 2017	September 30, 2016
	(In millions)
Homebuilding Inventories (1)
East	$1,077.1	$891.1
Midwest	483.2	441.2
Southeast	2,370.3	2,070.3
South Central	2,227.6	2,075.6
Southwest	547.9	371.1
West	2,611.2	2,247.6
Corporate and unallocated (2)	236.7	244.0
Total homebuilding inventories	$9,554.0	$8,340.9
______________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At June 30, 2017, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $75.0 million and recorded impairment charges of $1.0 million during the three months ended June 30, 2017 to reduce the carrying value of impaired communities to their estimated fair value. During the nine months ended June 30, 2017, impairment charges totaled $10.4 million. There were $5.2 million and $8.9 million of impairment charges recorded in the three and nine months ended June 30, 2016, respectively.

During the three and nine months ended June 30, 2017, the Company wrote off $4.4 million and $9.5 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2016 were $2.9 million and $7.1 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of debt issuance costs, consist of the following:

	June 30, 2017	September 30, 2016
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2020	$—	$—
4.75% senior notes due 2017	—	349.5
3.625% senior notes due 2018	399.5	398.9
3.75% senior notes due 2019	498.6	498.0
4.0% senior notes due 2020	497.7	497.1
4.375% senior notes due 2022	348.0	347.7
4.75% senior notes due 2023	298.3	298.2
5.75% senior notes due 2023	397.6	397.3
Other secured notes	13.4	11.6
	$2,453.1	$2,798.3
Financial Services:
Mortgage repurchase facility, maturing 2018	$473.4	$473.0

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $10.3 million and $13.3 million at June 30, 2017 and September 30, 2016, respectively. These costs are capitalized into inventory as they are amortized.

Homebuilding:

The Company has a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. Borrowings and repayments under the facility were $700 million during the three months ended June 30, 2017. At June 30, 2017, there were no borrowings outstanding and $75.1 million of letters of credit issued under the revolving credit facility.

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility and the indenture governing the senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2017, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

The Company has an automatically effective universal shelf registration statement, filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On May 15, 2017, the Company repaid the $350 million principal amount of its 4.75% senior notes, which were due on that date.

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2017. All of the $500 million authorization was remaining at June 30, 2017. In July 2017, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2018, which replaced the previous authorization.

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

As of June 30, 2017, $584.5 million of mortgage loans held for sale with a collateral value of $564.1 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $90.7 million, DHI Mortgage had an obligation of $473.4 million outstanding under the mortgage repurchase facility at June 30, 2017 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, DHI Mortgage has been able to renew or extend its mortgage credit facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the credit agreement during periods of higher than normal volumes of mortgages held for sale. The liquidity of the Company’s financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three quarters of fiscal 2017 and in fiscal 2016, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Capitalized interest, beginning of period	$186.2	$214.5	$191.2	$208.0
Interest incurred (1)	32.4	35.4	99.4	118.0
Interest charged to cost of sales	(38.7)	(43.3)	(110.7)	(119.4)
Capitalized interest, end of period	$179.9	$206.6	$179.9	$206.6
_______________

(1)
Interest incurred includes interest on the Company's mortgage repurchase facility of $2.4 million and $5.9 million in the three and nine months ended June 30, 2017, respectively, and $2.4 million and $5.9 million in the same periods of fiscal 2016.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2017, mortgage loans held for sale had an aggregate carrying value of $627.4 million and an aggregate outstanding principal balance of $609.6 million. At September 30, 2016, mortgage loans held for sale had an aggregate carrying value of $654.0 million and an aggregate outstanding principal balance of $631.8 million. During the nine months ended June 30, 2017 and 2016, mortgage loans originated totaled $4.8 billion and $4.0 billion, respectively, and mortgage loans sold totaled $4.8 billion and $4.0 billion, respectively. The Company had gains on sales of loans and servicing rights of $65.0 million and $185.9 million during the three and nine months ended June 30, 2017, respectively, compared to $59.8 million and $143.6 million in the prior year periods. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 87% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2017 were sold to three major financial entities, one of which purchased 46% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and nine months ended June 30, 2017 and 2016 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At June 30, 2017 and September 30, 2016, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $247.5 million and $284.5 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $247.4 million and $284.5 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some become real estate owned through the foreclosure process. At June 30, 2017 and September 30, 2016, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2017	September 30, 2016
	(In millions)
Other mortgage loans	$10.8	$15.6
Real estate owned	0.1	0.8
	$10.9	$16.4

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017	September 30, 2016
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.4	$1.8
Real estate owned	—	0.1
Loan repurchase and settlement obligations – known and expected	8.0	6.8
	$9.4	$8.7

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
June 30, 2017

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2017 and September 30, 2016, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $656.0 million and $467.6 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At June 30, 2017 and September 30, 2016, the notional amount of best-efforts whole loan delivery commitments totaled $54.5 million and $37.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $554.6 million and $385.5 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2017 was $155.5 million and $391.4 million, respectively, compared to $128.8 million and $317.8 million in the prior year periods. The effective tax rate was 35.0% and 35.1% for the three and nine months ended June 30, 2017, respectively, compared to 34.0% and 34.5% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits.

The Company previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS) relating to changes in the timing of income and expense recognition for tax purposes. The Company agreed to and signed consent agreements for two of the three requests during the quarter ended June 30, 2017. The impact of the approved tax accounting method changes on the consolidated financial statements as of June 30, 2017 was a reduction in income taxes payable of $58.2 million, a reduction in deferred tax assets of $63.5 million and income tax expense of $5.3 million. The third request for advance consent for a change in tax accounting method will be recognized in the period in which a consent agreement is issued by the IRS and agreed to and signed by the Company.

At June 30, 2017 and September 30, 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $394.1 million and $486.6 million, respectively, partially offset by valuation allowances of $10.4 million and $10.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to the Company’s state deferred tax assets for net operating loss (NOL) carryforwards. As of June 30, 2017, the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Numerator:
Net income	$289.0	$249.8	$725.1	$602.6
Denominator:
Denominator for basic earnings per share — weighted average common shares	374.8	371.8	374.1	370.4
Effect of dilutive securities:
Employee stock awards	4.6	4.1	4.4	4.0
Denominator for diluted earnings per share — adjusted weighted average common shares	379.4	375.9	378.5	374.4

Basic net income per common share	$0.77	$0.67	$1.94	$1.63
Net income per common share assuming dilution	$0.76	$0.66	$1.92	$1.61

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2016, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock effective through July 31, 2017. During the three months ended June 30, 2017, the Company repurchased 1,850,000 shares of its common stock for $60.6 million, resulting in a remaining authorization of $39.4 million at June 30, 2017. In July 2017, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock effective through July 31, 2018, which replaced the previous authorization.

During the three months ended June 30, 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per common share, which was paid on May 19, 2017 to stockholders of record on May 5, 2017. In July 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per common share, payable on August 23, 2017 to stockholders of record on August 9, 2017. Quarterly cash dividends of $0.08 per common share were approved and paid in the comparable quarters of fiscal 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

In November 2016, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2019. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers at the end of the three-year period in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $29.20 per unit. Compensation expense related to these grants was $1.0 million and $3.0 million, respectively, in the three and nine months ended June 30, 2017, based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award. There were also 30,000 time-based RSUs granted to the Company’s Chief Financial Officer in November 2016. These time-based RSUs vest annually in equal installments over a three-year period ending November 2019. The fair value of this equity award on the date of grant was $27.61 per unit.

In February 2017, a total of 1.8 million time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 600 recipients). The weighted average grant date fair value of these equity awards was $28.65 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $2.7 million and $6.9 million in the three and nine months ended June 30, 2017, respectively.

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Warranty liability, beginning of period	$112.8	$87.9	$104.4	$82.0
Warranties issued	17.6	14.3	45.9	37.2
Changes in liability for pre-existing warranties	8.2	2.4	14.5	5.6
Settlements made	(18.3)	(10.9)	(44.5)	(31.1)
Warranty liability, end of period	$120.3	$93.7	$120.3	$93.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $453.5 million and $423.5 million at June 30, 2017 and September 30, 2016, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Approximately 96% and 95% of these reserves related to construction defect matters at June 30, 2017 and September 30, 2016, respectively. Expenses related to the Company’s legal contingencies were $80.6 million and $34.2 million in the nine months ended June 30, 2017 and 2016, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2017, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company’s reserves for legal claims increased from $423.5 million at September 30, 2016 to $453.5 million at June 30, 2017 due to an increase in known claims and the number of closed homes that are subject to possible future construction defect claims, partially offset by payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2017 and 2016 were as follows:

	Nine Months Ended June 30,
	2017	2016
	(In millions)
Reserves for legal claims, beginning of period	$423.5	$451.0
Increase in reserves	86.2	15.2
Payments	(56.2)	(39.8)
Reserves for legal claims, end of period	$453.5	$426.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $82.6 million, $88.7 million and $97.5 million at June 30, 2017, September 30, 2016 and June 30, 2016, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

At June 30, 2017, the Company had total deposits of $201.0 million, consisting of cash deposits of $196.0 million and promissory notes and letters of credit of $5.0 million, to purchase land and lots with a total remaining purchase price of approximately $4.5 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at June 30, 2017, representing $30.1 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2017 and September 30, 2016 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2017 and September 30, 2016, the option deposits related to these contracts totaled $195.2 million and $149.5 million, respectively.

Other Commitments

At June 30, 2017, the Company had outstanding surety bonds of $1.2 billion and letters of credit of $77.9 million to secure performance under various contracts. Of the total letters of credit, $75.1 million were issued under the Company’s revolving credit facility and were cash collateralized to receive better pricing. This unrestricted cash can be withdrawn by the Company at its discretion. The remaining $2.8 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017	September 30, 2016
	(In millions)
Insurance receivables	$82.6	$88.7
Earnest money and refundable deposits	270.8	219.7
Accounts and notes receivable	39.4	35.9
Prepaid assets	12.0	29.5
Rental properties	46.5	56.9
Other assets	19.0	25.5
	$470.3	$456.2

The Company’s homebuilding accrued expenses and other liabilities at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017	September 30, 2016
	(In millions)
Reserves for legal claims	$453.5	$423.5
Employee compensation and related liabilities	171.2	183.3
Warranty liability	120.3	104.4
Accrued interest	38.4	17.9
Federal and state income tax liabilities	35.8	28.1
Inventory related accruals	22.9	31.9
Homebuyer deposits	55.8	54.2
Accrued property taxes	24.2	35.2
Other liabilities	35.5	38.6
	$957.6	$917.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2017 and 2016.

		Fair Value at June 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	618.4	5.3	623.7
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	12.5	—	12.5
Forward sales of MBS	Other assets	—	2.5	—	2.5
Best-efforts and mandatory commitments	Other assets	—	1.6	—	1.6

		Fair Value at September 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$640.9	$6.8	$647.7
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.3	—	9.3
Forward sales of MBS	Other liabilities	—	(2.6)	—	(2.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2017
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2017
	(In millions)
Debt securities collateralized by residential real estate	$—	$—	$8.8	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	6.8	0.8	—	(8.9)	—	6.6	5.3
	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2016
	(In millions)
Debt securities collateralized by residential real estate (c)	$33.9	$2.2	$—	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (a)	13.9	1.2	—	(15.6)	—	14.9	14.4
________________

(a)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at June 30, 2017 and September 30, 2016 include $5.3 million and $6.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $6.6 million and $14.9 million were transferred to Level 3 during the nine months ended June 30, 2017 and 2016, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or other liabilities. Changes in the fair value of these derivatives are included in financial services revenues in the consolidated statements of operations.

(c)
In October 2012, the Company purchased defaulted debt securities, which were secured by residential real estate, for $18.6 million in cash. In fiscal 2015, the Company purchased the residential real estate parcel and all additional defaulted debt securities associated with the parcel for $19.9 million in cash, of which $5.1 million was allocated to the land and $14.8 million was allocated to the debt securities. The Company sold these debt securities to a third party for $35.8 million in January 2016. The resulting gain of $4.5 million on the sale is included in homebuilding other income in the consolidated statement of operations for the nine months ended June 30, 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2017 and September 30, 2016:

		Fair Value at June 30, 2017		Fair Value at September 30, 2016
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$7.9	$—	$5.2
Inventory available for sale (a) (c)	Inventories	—	—	—	0.8
Financial Services and Other:
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	2.2	1.6	2.4
Other mortgage loans (a) (e)	Other assets	—	1.6	—	3.8
Real estate owned (a) (e)	Other assets	—	—	—	0.1
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2017 and September 30, 2016:

	Carrying Value	Fair Value at June 30, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$460.8	$460.8	$—	$—	$460.8
Restricted cash (a)	10.9	10.9	—	—	10.9
Senior notes (b)	2,439.7	—	2,583.3	—	2,583.3
Other secured notes (a)	13.4	—	—	13.4	13.4
Financial Services and Other:
Cash and cash equivalents (a)	51.6	51.6	—	—	51.6
Restricted cash (a) (c)	8.5	8.5	—	—	8.5
Mortgage repurchase facility (a)	473.4	—	—	473.4	473.4

	Carrying Value	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,271.8	$1,271.8	$—	$—	$1,271.8
Restricted cash (a)	9.5	9.5	—	—	9.5
Senior notes (b)	2,786.7	—	2,947.4	—	2,947.4
Other secured notes (a)	11.6	—	—	11.6	11.6
Financial Services and Other:
Cash and cash equivalents (a)	31.4	31.4	—	—	31.4
Mortgage repurchase facility (a)	473.0	—	—	473.0	473.0
_____________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

(c)
Restricted cash of the financial services segment represents escrow funds for taxes and insurance and is included in other assets in the Financial Services and Other section of the consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

As described in Note A, the operating results of certain subsidiaries previously included in the Company’s homebuilding operations have been reclassified to its financial services and other operations. These reclassifications are limited to the Non-Guarantor Subsidiaries column of the condensed consolidating statement of operations for the three and nine months ended June 30, 2016.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$329.3	$89.8	$93.3	$—	$512.4
Restricted cash	8.5	2.4	—	—	10.9
Investments in subsidiaries	4,595.5	—	—	(4,595.5)	—
Inventories	3,586.1	5,837.2	130.7	—	9,554.0
Deferred income taxes	142.9	237.9	2.9	—	383.7
Property and equipment, net	104.3	58.4	125.3	(5.2)	282.8
Other assets	204.9	252.6	68.4	—	525.9
Mortgage loans held for sale	—	—	627.4	—	627.4
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,422.0	—	—	(1,422.0)	—
Total Assets	$10,393.5	$6,558.3	$1,048.0	$(6,022.7)	$11,977.1
LIABILITIES & EQUITY
Accounts payable and other liabilities	$511.8	$967.7	$136.2	$(1.8)	$1,613.9
Intercompany payables	—	1,139.2	282.8	(1,422.0)	—
Notes payable	2,442.1	11.0	473.4	—	2,926.5
Total Liabilities	2,953.9	2,117.9	892.4	(1,423.8)	4,540.4
Stockholders’ equity	7,439.6	4,440.4	155.1	(4,598.9)	7,436.2
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,439.6	4,440.4	155.6	(4,598.9)	7,436.7
Total Liabilities & Equity	$10,393.5	$6,558.3	$1,048.0	$(6,022.7)	$11,977.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,332.0	$2,352.3	$0.2	$—	$3,684.5
Cost of sales	1,056.7	1,900.9	3.5	—	2,961.1
Gross profit (loss)	275.3	451.4	(3.3)	—	723.4
Selling, general and administrative expense	148.5	159.9	1.1	—	309.5
Equity in (income) of subsidiaries	(317.0)	—	—	317.0	—
Other (income) expense	(0.7)	(0.2)	(0.4)	—	(1.3)
Homebuilding pre-tax income (loss)	444.5	291.7	(4.0)	(317.0)	415.2
Financial Services and Other:
Revenues	—	—	91.9	—	91.9
General and administrative expense	—	—	65.0	—	65.0
Interest and other (income) expense	—	—	(2.4)	—	(2.4)
Financial services and other pre-tax income	—	—	29.3	—	29.3
Income before income taxes	444.5	291.7	25.3	(317.0)	444.5
Income tax expense	155.5	101.3	9.8	(111.1)	155.5
Net income	$289.0	$190.4	$15.5	$(205.9)	$289.0
Comprehensive income	$289.0	$190.4	$15.5	$(205.9)	$289.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$3,344.5	$6,293.0	$37.5	$—	$9,675.0
Cost of sales	2,670.0	5,072.9	36.0	—	7,778.9
Gross profit	674.5	1,220.1	1.5	—	1,896.1
Selling, general and administrative expense	415.7	452.8	3.9	—	872.4
Equity in (income) of subsidiaries	(851.8)	—	—	851.8	—
Other (income) expense	(5.9)	(1.1)	(0.8)	—	(7.8)
Homebuilding pre-tax income (loss)	1,116.5	768.4	(1.6)	(851.8)	1,031.5
Financial Services and Other:
Revenues	—	—	256.9	—	256.9
General and administrative expense	—	—	183.1	—	183.1
Interest and other (income) expense	—	—	(11.2)	—	(11.2)
Financial services and other pre-tax income	—	—	85.0	—	85.0
Income before income taxes	1,116.5	768.4	83.4	(851.8)	1,116.5
Income tax expense	391.4	267.7	31.5	(299.2)	391.4
Net income	$725.1	$500.7	$51.9	$(552.6)	$725.1
Comprehensive income	$725.1	$500.7	$51.9	$(552.6)	$725.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$1,040.8	$2,118.6	$—	$(10.6)	$3,148.8
Cost of sales	836.9	1,693.2	0.8	(7.9)	2,523.0
Gross profit (loss)	203.9	425.4	(0.8)	(2.7)	625.8
Selling, general and administrative expense	126.6	151.5	1.2	—	279.3
Equity in (income) of subsidiaries	(303.3)	—	—	303.3	—
Other (income) expense	(0.7)	(0.6)	(0.6)	—	(1.9)
Homebuilding pre-tax income (loss)	381.3	274.5	(1.4)	(306.0)	348.4
Financial Services and Other:
Revenues	—	—	83.1	—	83.1
General and administrative expense	—	—	57.5	—	57.5
Interest and other (income) expense	—	—	(4.6)	—	(4.6)
Financial services and other pre-tax income	—	—	30.2	—	30.2
Income before income taxes	381.3	274.5	28.8	(306.0)	378.6
Income tax expense	130.6	92.4	10.8	(105.0)	128.8
Net income	$250.7	$182.1	$18.0	$(201.0)	$249.8
Comprehensive income	$250.7	$182.1	$18.0	$(201.0)	$249.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$2,700.7	$5,526.1	$—	$(16.0)	$8,210.8
Cost of sales	2,170.5	4,429.3	(4.7)	(10.8)	6,584.3
Gross profit	530.2	1,096.8	4.7	(5.2)	1,626.5
Selling, general and administrative expense	357.4	418.4	2.6	—	778.4
Equity in (income) of subsidiaries	(745.9)	—	—	745.9	—
Other (income) expense	(6.9)	(3.4)	(0.9)	—	(11.2)
Homebuilding pre-tax income	925.6	681.8	3.0	(751.1)	859.3
Financial Services and Other:
Revenues	—	—	205.4	—	205.4
General and administrative expense	—	—	157.1	—	157.1
Interest and other (income) expense	—	—	(12.8)	—	(12.8)
Financial services and other pre-tax income	—	—	61.1	—	61.1
Income before income taxes	925.6	681.8	64.1	(751.1)	920.4
Income tax expense	319.6	234.0	23.9	(259.7)	317.8
Net income	$606.0	$447.8	$40.2	$(491.4)	$602.6
Comprehensive income	$604.6	$447.8	$40.2	$(491.4)	$601.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(397.8)	$239.1	$42.9	$(75.0)	$(190.8)
INVESTING ACTIVITIES
Purchases of property and equipment	(44.6)	(18.8)	(40.1)	—	(103.5)
Increase in restricted cash	(1.1)	(0.3)	(8.5)	—	(9.9)
Net principal decrease of other mortgage loans and real estate owned	—	—	5.3	—	5.3
Purchases of debt securities collateralized by residential real estate	(8.8)	—	—	—	(8.8)
Intercompany advances	187.3	—	—	(187.3)	—
Payments related to acquisition of a business	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	128.7	(19.1)	(43.3)	(187.3)	(121.0)
FINANCING ACTIVITIES
Proceeds from notes payable	700.0	—	0.4	—	700.4
Repayment of notes payable	(1,050.0)	(1.4)	—	—	(1,051.4)
Intercompany advances	—	(282.8)	95.5	187.3	—
Proceeds from stock associated with certain employee benefit plans	34.3	—	—	—	34.3
Excess income tax benefit from employee stock awards	10.5	—	—	—	10.5
Cash dividends paid	(112.2)	—	(75.0)	75.0	(112.2)
Repurchases of common stock	(60.6)	—	—	—	(60.6)
Net cash (used in) provided by financing activities	(478.0)	(284.2)	20.9	262.3	(479.0)
(Decrease) increase in cash and cash equivalents	(747.1)	(64.2)	20.5	—	(790.8)
Cash and cash equivalents at beginning of period	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of period	$329.3	$89.8	$93.3	$—	$512.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2017

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

Our business operations consist of homebuilding, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $295,200 during the nine months ended June 30, 2017. Approximately 89% of our home sales revenues in the nine months ended June 30, 2017 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes, triplexes and condominiums. We owned approximately 400 attached and detached residential rental homes in our homebuilding operations at June 30, 2017 compared to 600 at September 30, 2016.

On June 29, 2017, we entered into a definitive merger agreement with Forestar Group Inc. (Forestar), a publicly-traded residential real estate development company, to acquire 75% of the currently outstanding shares of Forestar for $17.75 per share in cash or approximately $560 million of total cash consideration. Forestar stockholders will have the right to receive cash or retain their shares of the surviving entity as described in Note A. The transaction is expected to close during our first quarter of fiscal 2018, subject to the approval of Forestar shareholders and other customary closing conditions. The transaction is a component of our strategy to expand relationships with land developers and increase the optioned portion of our land and lot position to enhance operational efficiency and returns.

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

In addition to our core homebuilding and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. At June 30, 2017, assets totaling $120.1 million associated with these subsidiaries were included in the Financial Services and Other section of our balance sheet.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		New Braunfels/San Marcos
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bakersfield
Colorado	Denver		Bay Area
	Fort Collins		Fresno
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Riverside County
	Southeast Region		Sacramento
Alabama	Birmingham		San Bernardino County
	Huntsville		San Diego County
	Mobile		Ventura County
	Montgomery	Hawaii	Hawaii
	Tuscaloosa		Kauai
Florida	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Lakeland	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/Fort Lauderdale	Oregon	Portland
	Orlando	Utah	Salt Lake City
	Pensacola/Panama City	Washington	Seattle/Tacoma/Everett
	Port St. Lucie		Vancouver
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Mississippi	Gulf Coast
Hattiesburg
Tennessee	Knoxville
Nashville

OVERVIEW

During the first three quarters of fiscal 2017, demand for new homes continued to reflect the stable to moderately improved trends we experienced across most of our operating markets in fiscal 2016. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

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

During the third quarter of fiscal 2017, the number and value of our net sales orders increased 11% and 13%, respectively, compared to the prior year quarter, and the number of homes closed and home sales revenues increased 16% and 17%, respectively. Our pre-tax income in the third quarter was $444.5 million compared to $378.6 million in the prior year quarter, and our pre-tax operating margin was 11.8% compared to 11.7%.

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

•	Increasing the amount of land and finished lots controlled through option purchase contracts by expanding relationships with land developers across the country.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our competitive position, financial performance and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2017, as compared to the same period of 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 17% to $3.7 billion.

•	Homes closed increased 16% to 12,497 homes, and the average closing price of those homes increased 1% to $293,100.

•	Net sales orders increased 11% to 13,040 homes, and the value of net sales orders increased 13% to $3.9 billion.

•	Sales order backlog increased 3% to 15,161 homes, and the value of sales order backlog increased 6% to $4.6 billion.

•	Home sales gross margin decreased 50 basis points to 19.8%.

•	Inventory and land option charges were $5.4 million compared to $8.1 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 50 basis points to 8.4%.

•	Homebuilding pre-tax income increased 19% to $415.2 million compared to $348.4 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 11.3% compared to 11.1%.

•	Homebuilding cash and cash equivalents totaled $460.8 million compared to $1.3 billion and $857.9 million at September 30, 2016 and June 30, 2016, respectively.

•	Homebuilding inventories totaled $9.6 billion compared to $8.3 billion and $8.5 billion at September 30, 2016 and June 30, 2016, respectively.

•	Homes in inventory totaled 27,600 compared to 23,100 and 25,300 at September 30, 2016 and June 30, 2016, respectively.

•	Owned and controlled lots totaled 252,100 compared to 204,500 and 202,000 at September 30, 2016 and June 30, 2016, respectively.

•	Homebuilding debt was $2.5 billion, down from $2.8 billion at both September 30, 2016 and June 30, 2016.

•	Homebuilding debt to total capital was 24.8%, improved from 29.2% at September 30, 2016 and 30.0% at June 30, 2016.

Financial Services and Other:

•	Financial services and other revenues increased 11% to $91.9 million.

•	Financial services and other pre-tax income was $29.3 million compared to $30.2 million.

•	Financial services and other pre-tax income as a percentage of financial services and other revenues was 31.9% compared to 36.3%.

Consolidated Results:

•	Consolidated pre-tax income increased 17% to $444.5 million compared to $378.6 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 11.8% compared to 11.7%.

•	Net income increased 16% to $289.0 million compared to $249.8 million.

•	Diluted earnings per share increased 15% to $0.76 compared to $0.66.

•	Total equity was $7.4 billion compared to $6.8 billion and $6.5 billion at September 30, 2016 and June 30, 2016, respectively.

•	Book value per common share increased to $19.87 compared to $18.21 and $17.50 at September 30, 2016 and June 30, 2016, respectively.

Key financial results for the nine months ended June 30, 2017, as compared to the same period of 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 18% to $9.7 billion.

•	Homes closed increased 16% to 32,586 homes, and the average closing price of those homes increased 2% to $295,200.

•	Net sales orders increased 13% to 36,272 homes, and the value of net sales orders increased 15% to $10.8 billion.

•	Home sales gross margin decreased 30 basis points to 19.8%.

•	Inventory and land option charges were $19.9 million compared to $16.0 million.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 50 basis points to 9.0%.

•	Homebuilding pre-tax income increased 20% to $1.0 billion compared to $859.3 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.7% compared to 10.5%.

Financial Services and Other:

•	Financial services and other revenues increased 25% to $256.9 million.

•	Financial services and other pre-tax income was $85.0 million compared to $61.1 million.

•	Financial services and other pre-tax income as a percentage of financial services and other revenues was 33.1% compared to 29.7%.

Consolidated Results:

•	Consolidated pre-tax income increased 21% to $1.1 billion compared to $920.4 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 11.2% compared to 10.9%.

•	Net income increased 20% to $725.1 million compared to $602.6 million.

•	Diluted earnings per share increased 19% to $1.92 compared to $1.61.

•	Net cash used in operations was $190.8 million compared to cash provided by operations of $88.6 million.

RESULTS OF OPERATIONS - HOMEBUILDING

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2017 and 2016. As described in Note A, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,642	1,361	21%	$453.8	$382.1	19%	$276,400	$280,700	(2)%
Midwest	457	527	(13)%	177.9	200.4	(11)%	389,300	380,300	2%
Southeast	4,401	3,930	12%	1,151.0	1,023.4	12%	261,500	260,400	—%
South Central	3,691	3,588	3%	926.4	887.3	4%	251,000	247,300	1%
Southwest	816	535	53%	186.7	126.3	48%	228,800	236,100	(3)%
West	2,033	1,773	15%	976.2	815.7	20%	480,200	460,100	4%
	13,040	11,714	11%	$3,872.0	$3,435.2	13%	$296,900	$293,300	1%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	4,579	3,784	21%	$1,297.9	$1,064.2	22%	$283,400	$281,200	1%
Midwest	1,463	1,372	7%	570.3	517.9	10%	389,800	377,500	3%
Southeast	12,019	10,663	13%	3,143.2	2,768.8	14%	261,500	259,700	1%
South Central	10,858	10,089	8%	2,709.0	2,463.5	10%	249,500	244,200	2%
Southwest	2,019	1,352	49%	466.2	313.8	49%	230,900	232,100	(1)%
West	5,334	4,810	11%	2,638.5	2,250.7	17%	494,700	467,900	6%
	36,272	32,070	13%	$10,825.1	$9,378.9	15%	$298,400	$292,500	2%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2017	2016	2017	2016	2017	2016
East	508	414	$143.2	$113.7	24%	23%
Midwest	81	70	34.0	24.8	15%	12%
Southeast	1,267	1,189	323.9	293.2	22%	23%
South Central	1,019	1,037	258.2	256.1	22%	22%
Southwest	254	178	56.2	37.6	24%	25%
West	315	305	157.7	146.8	13%	15%
	3,444	3,193	$973.2	$872.2	21%	21%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2017	2016	2017	2016	2017	2016
East	1,355	1,157	$373.1	$309.0	23%	23%
Midwest	207	182	82.7	68.5	12%	12%
Southeast	3,567	3,154	909.8	789.2	23%	23%
South Central	2,956	2,739	740.8	675.6	21%	21%
Southwest	610	499	138.5	105.8	23%	27%
West	850	822	424.6	399.4	14%	15%
	9,545	8,553	$2,669.5	$2,347.5	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 13% to $3.9 billion (13,040 homes) for the three months ended June 30, 2017 from $3.4 billion (11,714 homes) in the prior year period, with increases in most of our regions. The value of net sales orders increased 15% to $10.8 billion (36,272 homes) for the nine months ended June 30, 2017 from $9.4 billion (32,070 homes) in the prior year period, with increases in all of our regions. The increases in the value of sales orders were primarily due to increases in volume and to a lesser extent, increases in selling prices in most regions.

The number of net sales orders increased 11% and 13% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. The overall increase in our net sales orders reflects the continued stable to moderately improved market conditions in most of our markets. Our Phoenix market contributed the most to the higher volume in our Southwest region and our North Carolina markets contributed most to the higher volume in our East region. The decrease in volume in our Midwest region was due to lower sales in our Chicago and Denver markets during the quarter. Our sales order cancellation rates (cancelled sales orders divided by gross sales orders for the period) remained consistent with the prior year periods.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies in each market.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,794	1,646	9%	$520.5	$492.9	6%	$290,100	$299,500	(3)%
Midwest	593	575	3%	234.7	219.1	7%	395,800	381,000	4%
Southeast	4,710	4,864	(3)%	1,277.6	1,313.3	(3)%	271,300	270,000	—%
South Central	4,937	5,048	(2)%	1,268.6	1,307.5	(3)%	257,000	259,000	(1)%
Southwest	1,030	839	23%	232.9	191.1	22%	226,100	227,800	(1)%
West	2,097	1,698	23%	1,110.7	856.3	30%	529,700	504,300	5%
	15,161	14,670	3%	$4,645.0	$4,380.2	6%	$306,400	$298,600	3%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,724	1,380	25%	$482.1	$381.2	26%	$279,600	$276,200	1%
Midwest	511	478	7%	201.9	179.9	12%	395,100	376,400	5%
Southeast	4,330	3,495	24%	1,136.1	912.5	25%	262,400	261,100	—%
South Central	3,604	3,355	7%	904.9	810.5	12%	251,100	241,600	4%
Southwest	657	414	59%	152.6	93.0	64%	232,300	224,600	3%
West	1,671	1,617	3%	784.7	741.6	6%	469,600	458,600	2%
	12,497	10,739	16%	$3,662.3	$3,118.7	17%	$293,100	$290,400	1%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	4,086	3,568	15%	$1,160.5	$984.3	18%	$284,000	$275,900	3%
Midwest	1,340	1,209	11%	519.6	465.2	12%	387,800	384,800	1%
Southeast	11,362	9,310	22%	2,987.3	2,433.4	23%	262,900	261,400	1%
South Central	9,761	8,697	12%	2,458.5	2,107.3	17%	251,900	242,300	4%
Southwest	1,644	1,084	52%	383.9	246.8	56%	233,500	227,700	3%
West	4,393	4,194	5%	2,108.3	1,908.6	10%	479,900	455,100	5%
	32,586	28,062	16%	$9,618.1	$8,145.6	18%	$295,200	$290,300	2%

Home Sales Revenue

Revenues from home sales increased 17% to $3.7 billion (12,497 homes closed) for the three months ended June 30, 2017 from $3.1 billion (10,739 homes closed) in the prior year period. Revenues from home sales increased 18% to $9.6 billion (32,586 homes closed) for the nine months ended June 30, 2017 from $8.1 billion (28,062 homes closed) in the prior year period. The overall increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed increased 16% in both the three and nine months ended June 30, 2017 compared to the prior year periods due to increases in all of our regions. Our Phoenix, Florida and South Carolina markets contributed the most to higher closings volumes in our Southwest, Southeast and East regions, respectively. The average selling price of homes closed during the three and nine months ended June 30, 2017 was $293,100 and $295,200, respectively, up slightly from the prior year periods.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Gross profit – home sales	19.8%	20.3%	19.8%	20.1%
Gross profit – land/lot sales and other	15.3%	5.6%	20.6%	13.8%
Inventory and land option charges	(0.1)%	(0.3)%	(0.2)%	(0.2)%
Gross profit – total homebuilding	19.6%	19.9%	19.6%	19.8%
Selling, general and administrative expense (1)	8.4%	8.9%	9.0%	9.5%
Other (income) expense (1)	—%	(0.1)%	(0.1)%	(0.1)%
Homebuilding pre-tax income	11.3%	11.1%	10.7%	10.5%
____________

(1)
Prior period percentages for selling, general and administrative expense and other (income) expense reflect certain reclassifications made to the prior year financial statements to conform to the classifications used in the current year. See Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above.

Home Sales Gross Profit

Gross profit from home sales increased 15% to $725.4 million in the three months ended June 30, 2017 from $632.2 million in the prior year period and decreased 50 basis points to 19.8% as a percentage of home sales revenues. The 50 basis point decrease in home sales gross profit percentage resulted from decreases of 60 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues, 20 basis points due to the average cost of our homes closed increasing by more than the average selling price and 10 basis points related to an increase in the amount of purchase accounting adjustments for recent acquisitions. These decreases were partially offset by an improvement of 40 basis points due to a decrease in the amortization of capitalized interest and property taxes as a percentage of home sales revenues.

Gross profit from home sales increased 17% to $1.9 billion in the nine months ended June 30, 2017 from $1.6 billion in the prior year period and decreased 30 basis points to 19.8% as a percentage of home sales revenues. The 30 basis point decrease in the home sales gross profit percentage resulted from decreases of 60 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues and 10 basis points related to an increase in the amount of purchase accounting adjustments for recent acquisitions. These decreases were partially offset by improvements of 30 basis points due to a decrease in the amortization of capitalized interest and property taxes and 10 basis points due to the average selling price of our homes increasing by more than the average cost.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions. Our gross profit margins have remained relatively stable in recent years and based on current market conditions, we expect continued stability; however, our gross profit margins could fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues were $22.2 million and $56.9 million in the three and nine months ended June 30, 2017, respectively, and $30.1 million and $65.2 million in the comparable periods of 2016. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2017, we had $11.5 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2017, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $75.0 million and recorded impairment charges of $1.0 million during the three months ended June 30, 2017 to reduce the carrying value of impaired communities to their estimated fair value. During the nine months ended June 30, 2017, impairment charges totaled $10.4 million. There were $5.2 million and $8.9 million of impairment charges recorded in the three and nine months ended June 30, 2016, respectively.

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

During the three and nine months ended June 30, 2017, we wrote off $4.4 million and $9.5 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2016 were $2.9 million and $7.1 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 11% to $309.5 million and 12% to $872.4 million in the three and nine months ended June 30, 2017, respectively, from $279.3 million and $778.4 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased 50 basis points to 8.4% and 9.0% in the three and nine months ended June 30, 2017, respectively, from 8.9% and 9.5% in the prior year periods. This improvement in SG&A expense as a percentage of revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs represented 73% and 71% of SG&A costs in the three and nine months ended June 30, 2017, respectively, compared to 69% in both prior year periods. These costs increased 17% to $226.5 million and 15% to $615.7 million in the three and nine months ended June 30, 2017, respectively, due to increases in the number of employees and the amount of incentive compensation as compared to the prior year periods. Our homebuilding operations employed 5,870 and 5,172 employees at June 30, 2017 and 2016, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations. We expect our SG&A expense as a percentage of homebuilding revenues to be lower in fiscal 2017 than in fiscal 2016.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred decreased 8% to $32.4 million and 16% to $99.4 million in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. These decreases were due to decreases in our average debt of 6% and 12% in the three and nine months ended June 30, 2017, respectively, and lower average interest rates on outstanding debt during the periods. Interest charged to cost of sales was 1.3% and 1.4% of total cost of sales (excluding inventory and land option charges) in the three and nine months ended June 30, 2017, respectively, compared to 1.7% and 1.8% in the three and nine months ended June 30, 2016, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.3 million and $7.8 million in the three and nine months ended June 30, 2017, respectively, compared to $1.9 million and $11.2 million in the prior year periods. Other income in the nine-month period of fiscal 2016 includes a $4.5 million gain from the sale of an investment in debt securities. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with our homebuilding operations. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2017			2016
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$482.2	$54.2	11.2%	$391.2	$40.3	10.3%
Midwest	202.2	17.9	8.9%	179.9	13.4	7.4%
Southeast	1,136.3	128.6	11.3%	913.3	107.6	11.8%
South Central	924.8	119.1	12.9%	816.1	109.3	13.4%
Southwest	152.6	14.8	9.7%	93.0	0.9	1.0%
West	786.4	80.6	10.2%	755.3	76.9	10.2%
	$3,684.5	$415.2	11.3%	$3,148.8	$348.4	11.1%

	Nine Months Ended June 30,
	2017			2016
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,160.7	$106.4	9.2%	$998.3	$90.6	9.1%
Midwest	522.0	28.8	5.5%	465.2	29.4	6.3%
Southeast	2,988.7	341.3	11.4%	2,436.9	279.0	11.4%
South Central	2,497.1	321.4	12.9%	2,123.4	262.6	12.4%
Southwest	387.8	26.0	6.7%	246.8	5.6	2.3%
West	2,118.7	207.6	9.8%	1,940.2	192.1	9.9%
	$9,675.0	$1,031.5	10.7%	$8,210.8	$859.3	10.5%
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

East Region — Homebuilding revenues increased 23% and 16% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our South Carolina markets. The region generated pre-tax income of $54.2 million and $106.4 million in the three and nine months ended June 30, 2017, respectively, compared to $40.3 million and $90.6 million in the prior year periods. Pre-tax income was reduced by inventory impairment charges of $5.8 million in the nine months ended June 30, 2017 and by $4.2 million and $7.4 million in the three and nine months ended June 30, 2016, respectively. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 90 and 30 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, due to the average cost of homes increasing by more than the average selling price. The decrease in the three-month period was also due to higher warranty and construction defect costs in the current year. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points and increased by 10 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 12% in the three and nine months ended June 30, 2017 compared to the prior year periods, primarily due to an increase in the number of homes closed in our Minneapolis market. The region generated pre-tax income of $17.9 million and $28.8 million in the three and nine months ended June 30, 2017, respectively, compared to $13.4 million and $29.4 million in the prior year periods. Home sales gross profit percentage increased by 190 basis points and decreased by 130 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. The decrease in the nine-month period was largely due to higher warranty and construction defect costs in our Denver market. As a percentage of homebuilding revenues, SG&A expenses were unchanged in the three-month period and decreased by 70 basis points in the nine-month period compared to the prior year periods.

Southeast Region — Homebuilding revenues increased 24% and 23% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $128.6 million and $341.3 million in the three and nine months ended June 30, 2017, respectively, compared to $107.6 million and $279.0 million in the prior year periods. Home sales gross profit percentage decreased by 120 and 60 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 and 70 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods.

South Central Region — Homebuilding revenues increased 13% and 18% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Dallas market. The region generated pre-tax income of $119.1 million and $321.4 million in the three and nine months ended June 30, 2017, respectively, compared to $109.3 million and $262.6 million in the prior year periods. Home sales gross profit percentage decreased by 130 and 20 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in both the three and nine months ended June 30, 2017 compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 64% and 57% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Phoenix market, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $14.8 million and $26.0 million in the three and nine months ended June 30, 2017, respectively, compared to $0.9 million and $5.6 million in the prior year periods. Home sales gross profit percentage increased by 640 and 240 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. These increases were due to the average selling price increasing by more than the average cost of homes closed in the region, as well as lower warranty and construction defect costs in our Phoenix market in the current year periods. As a percentage of homebuilding revenues, SG&A expenses decreased by 230 and 200 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to the significant increases in homebuilding revenues.

West Region — Homebuilding revenues increased 4% and 9% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Las Vegas and northern California markets, as well as increases in the average selling price of homes closed in our Seattle, Portland and Sacramento markets. The region generated pre-tax income of $80.6 million and $207.6 million in the three and nine months ended June 30, 2017, respectively, compared to $76.9 million and $192.1 million in the prior year periods. Home sales gross profit percentage increased by 10 and 20 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expenses increased by 30 and 20 basis points in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods.

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

Our inventories at June 30, 2017 and September 30, 2016 are summarized as follows:

	As of June 30, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$574.9	$475.7	$26.1	$0.4	$1,077.1
Midwest	302.2	179.2	1.8	—	483.2
Southeast	1,313.1	1,015.1	36.2	5.9	2,370.3
South Central	1,107.2	1,103.4	14.1	2.9	2,227.6
Southwest	223.3	320.1	4.1	0.4	547.9
West	1,264.8	1,321.8	23.0	1.6	2,611.2
Corporate and unallocated (1)	120.1	113.9	2.4	0.3	236.7
	$4,905.6	$4,529.2	$107.7	$11.5	$9,554.0

	As of September 30, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$448.9	$415.4	$26.8	$—	$891.1
Midwest	239.3	189.5	11.9	0.5	441.2
Southeast	1,149.8	870.1	44.8	5.6	2,070.3
South Central	1,009.6	1,032.0	14.6	19.4	2,075.6
Southwest	163.8	189.6	14.1	3.6	371.1
West	906.6	1,315.2	22.5	3.3	2,247.6
Corporate and unallocated (1)	116.7	123.4	3.1	0.8	244.0
	$4,034.7	$4,135.2	$137.8	$33.2	$8,340.9
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2017 and September 30, 2016 are summarized as follows:

	As of June 30, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	14,100	17,600	31,700	3,700
Midwest	3,000	3,200	6,200	1,400
Southeast	35,600	46,800	82,400	8,800
South Central	41,300	43,500	84,800	7,800
Southwest	9,000	2,300	11,300	1,800
West	22,500	13,200	35,700	4,100
	125,500	126,600	252,100	27,600
	50%	50%	100%

	As of September 30, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,400	15,100	28,500	3,000
Midwest	3,200	2,100	5,300	1,200
Southeast	30,600	36,100	66,700	7,600
South Central	37,700	25,100	62,800	7,000
Southwest	7,500	2,000	9,500	1,300
West	20,500	11,200	31,700	3,000
	112,900	91,600	204,500	23,100
	55%	45%	100%
__________

(1)
Land/lots owned include approximately 32,800 and 30,400 owned lots that are fully developed and ready for home construction at June 30, 2017 and September 30, 2016, respectively. Land/lots owned also include land held for development representing 5,300 and 7,300 lots at June 30, 2017 and September 30, 2016, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at June 30, 2017 and September 30, 2016 was $4.5 billion and $3.6 billion, respectively, secured by earnest money deposits of $201.0 million and $167.0 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 300 and 700 lots at June 30, 2017 and September 30, 2016, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both June 30, 2017 and September 30, 2016. Approximately 12,800 and 11,800 of our homes in inventory were unsold at June 30, 2017 and September 30, 2016, respectively. At June 30, 2017, approximately 3,600 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2016, approximately 3,500 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FINANCIAL SERVICES AND OTHER

The following tables and related discussion set forth key operating and financial data for our financial services and other operations, comprising DHI Mortgage, our subsidiary title companies and other businesses, for the three and nine months ended June 30, 2017 and 2016. As described in Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,812	6,026	13%	18,186	15,023	21%
Number of homes closed by D.R. Horton	12,497	10,739	16%	32,586	28,062	16%
DHI Mortgage capture rate	55%	56%		56%	54%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,858	6,067	13%	18,312	15,121	21%
Total number of loans originated or brokered by DHI Mortgage	7,198	6,586	9%	19,340	16,434	18%
Captive business percentage	95%	92%		95%	92%
Loans sold by DHI Mortgage to third parties	6,886	6,515	6%	19,253	16,450	17%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(In millions)
Loan origination fees	$4.9	$5.3	(8)%	$13.1	$14.2	(8)%
Sale of servicing rights and gains from sale of mortgage loans	65.0	59.8	9%	185.9	143.6	29%
Other revenues	4.4	3.9	13%	11.8	10.3	15%
Total mortgage operations revenues	74.3	69.0	8%	210.8	168.1	25%
Title policy premiums	17.6	14.1	25%	46.1	37.3	24%
Total revenues	91.9	83.1	11%	256.9	205.4	25%
General and administrative expense (1)	65.0	57.5	13%	183.1	157.1	17%
Interest and other (income) expense (1)	(2.4)	(4.6)	(48)%	(11.2)	(12.8)	(13)%
Financial services and other pre-tax income	$29.3	$30.2	(3)%	$85.0	$61.1	39%

Financial Services and Other Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
General and administrative expense (1)	70.7%	69.2%	71.3%	76.5%
Interest and other (income) expense (1)	(2.6)%	(5.5)%	(4.4)%	(6.2)%
Financial services and other pre-tax income	31.9%	36.3%	33.1%	29.7%
_____________

(1)
Prior period amounts and percentages for general and administrative expense and interest and other (income) expense reflect certain reclassifications made to conform to the classifications used in the current year. See Note A - Basis of Presentation to the Consolidated Financial Statements included in Part I, Item I, above.

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2017, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 13% and 21%, respectively, primarily as a result of the 16% increase in the number of homes closed by our homebuilding operations in both periods, combined with a slight increase in our mortgage capture rate (the percentage of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing) in the nine-month period. Our mortgage capture rate was 55% and 56% in the three and nine months ended June 30, 2017, respectively, compared to 56% and 54% in the prior year periods.

Home closings from our homebuilding operations constituted 95% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2017 compared to 92% in both prior year periods. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 6% and 17% in the three and nine months ended June 30, 2017, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2017 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 87% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2017 were sold to three major financial entities, one of which purchased 46% of the total loans sold.

Financial Services and Other Revenues and Expenses

Revenues from our financial services and other operations increased 11% to $91.9 million and 25% to $256.9 million in the three and nine months ended June 30, 2017, respectively, from $83.1 million and $205.4 million in the prior year periods, while the number of loan originations increased 9% and 18% during the same periods. Revenues increased at a higher rate than origination volume in the nine-month period primarily due to improved loan sale execution in the secondary market and increased revenue from title operations.

Our mortgage operations revenues were reduced by $0.7 million and $2.6 million in the three and nine months ended June 30, 2017, respectively, and by $0.7 million and $2.7 million in the prior year periods, to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense from financial services and other operations increased 13% to $65.0 million and 17% to $183.1 million in the three and nine months ended June 30, 2017, respectively, from $57.5 million and $157.1 million in the prior year periods. These increases were primarily due to increases in employee related costs due to both increased volume and the cost of compliance with mortgage industry regulations. Our financial services and other operations employed 1,812 and 1,548 employees at June 30, 2017 and 2016, respectively.

As a percentage of financial services and other revenues, G&A expense was 70.7% and 71.3% in the three and nine months ended June 30, 2017, respectively, compared to 69.2% and 76.5% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Interest and other income, net of other expense, included in our financial services and other operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2017 was $444.5 million and $1.1 billion, respectively, compared to $378.6 million and $920.4 million for the prior year periods. The increase in our operating income is primarily due to higher revenues from increased home closings.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2017 was $155.5 million and $391.4 million, respectively, compared to $128.8 million and $317.8 million in the prior year periods. Our effective tax rate was 35.0% and 35.1% for the three and nine months ended June 30, 2017, respectively, compared to 34.0% and 34.5% in the prior year periods. The effective tax rate for all periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits.

We previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS) relating to changes in the timing of income and expense recognition for tax purposes. We agreed to and signed consent agreements for two of the three requests during the quarter ended June 30, 2017. The impact of the approved tax accounting method changes on our consolidated financial statements as of June 30, 2017 was a reduction in income taxes payable of $58.2 million, a reduction in deferred tax assets of $63.5 million and income tax expense of $5.3 million. The third request for advance consent for a change in tax accounting method will be recognized in the period in which a consent agreement is issued by the IRS and agreed to and signed by us.

At June 30, 2017 and September 30, 2016, we had deferred tax assets, net of deferred tax liabilities, of $394.1 million and $486.6 million, respectively, partially offset by valuation allowances of $10.4 million and $10.3 million, respectively. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both periods relates to our state deferred tax assets for net operating loss (NOL) carryforwards. As of June 30, 2017, we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards.

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

At June 30, 2017, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by total equity plus homebuilding notes payable) was 24.8% compared to 29.2% at September 30, 2016 and 30.0% at June 30, 2016. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 40%, and we expect it to remain significantly lower than 40% throughout fiscal 2017 and 2018. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized, and its obligation under its repurchase facility is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

We believe that our existing cash resources, our revolving credit facility and our mortgage repurchase facility provide sufficient liquidity to fund our near-term working capital needs. We expect to have the cash on hand and other immediately available capital to fund the approximately $560 million cash consideration for the proposed Forestar merger. We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2017, cash and cash equivalents of our homebuilding segment totaled $460.8 million.

Bank Credit Facility — We have a $975 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 7, 2020. Borrowings and repayments under the facility were $700 million during the three months ended June 30, 2017. At June 30, 2017, there were no borrowings outstanding and $75.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $899.9 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a minimum level of tangible net worth, a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. In addition, the credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2017, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $2.8 million and $2.9 million at June 30, 2017 and September 30, 2016, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On May 15, 2017, we repaid the $350 million principal amount of our 4.75% senior notes, which were due on that date. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At June 30, 2017, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three months ended June 30, 2017, we repurchased 1,850,000 shares of our common stock for $60.6 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2016, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $100 million of our common stock effective through July 31, 2017. The full amount of the debt securities authorization was remaining at June 30, 2017. Repurchases of common stock through June 30, 2017 reduced the stock repurchase authorization to $39.4 million. In July 2017, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $200 million of our common stock effective through July 31, 2018, which replaced the previous authorizations.

Capital Resources - Financial Services and Other

Cash and Cash Equivalents — At June 30, 2017, cash and cash equivalents of our financial services and other operations totaled $51.6 million.

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

As of June 30, 2017, $584.5 million of mortgage loans held for sale with a collateral value of $564.1 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $90.7 million, DHI Mortgage had an obligation of $473.4 million outstanding under the mortgage repurchase facility at June 30, 2017 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2017, net cash used in operating activities was $190.8 million compared to cash provided by operating activities of $88.6 million in the prior year period. We used $870.9 million of cash to increase our construction in progress and finished home inventory compared to $879.1 million used in the prior year period. The cash used in both periods increased our number of homes under construction to support an expected increase in sales and closings volumes. Cash used to increase residential land and lots inventory was $352.2 million compared to $151.3 million of cash provided by a decrease in residential land and lots inventory in the prior year period. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the nine months ended June 30, 2017, net cash used in investing activities was $121.0 million compared to $27.2 million in the prior year period. We used $103.5 million and $65.2 million in the nine months ended June 30, 2017 and 2016, respectively, to purchase and construct property and equipment, including office buildings, rental properties, model home furniture and office and technology equipment to support our operations. During the current year period, we purchased $8.8 million of debt securities which were secured by residential real estate, and in the prior year period, we sold a previous investment in debt securities for proceeds of $35.8 million. Additionally, we paid $4.1 million during the current year period to complete our purchase of the homebuilding operations of Wilson Parker Homes, acquired in September 2016.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our homebuilding and financial services credit facilities. Long-term financing needs for the growth of our operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets.

During the nine months ended June 30, 2017, net cash used in financing activities was $479.0 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, partially offset by note proceeds. Note repayments of $1.1 billion included our repayment of the $350 million principal amount of our 4.75% senior notes at maturity and repayments of amounts drawn on our revolving credit facility of $700 million. Proceeds from notes payable of $700.4 million included draws of $700 million on the revolving credit facility and borrowings of $0.4 million under our mortgage repurchase facility. We also used cash to repurchase 1,850,000 shares of our common stock for $60.6 million during the period. During the nine months ended June 30, 2016, net cash used in financing activities was $538.4 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $543.9 million included our repayment of $170.2 million principal amount of our 5.625% senior notes and $372.7 million principal amount of our 6.5% senior notes at maturity.

During the three months ended June 30, 2017, our Board of Directors approved a quarterly cash dividend of $0.10 per common share, which was paid on May 19, 2017 to stockholders of record on May 5, 2017. In July 2017, our Board of Directors approved a quarterly cash dividend of $0.10 per common share, payable on August 23, 2017 to stockholders of record on August 9, 2017. Quarterly cash dividends of $0.08 per common share were approved and paid in the comparable quarters of fiscal 2016. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At June 30, 2017, our homebuilding operations had outstanding letters of credit of $77.9 million and surety bonds of $1.2 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at June 30, 2017, there were a limited number of contracts, representing $30.1 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

On June 29, 2017, we entered into a definitive merger agreement with Forestar Group Inc. (Forestar), a publicly-traded residential real estate development company, to acquire 75% of the currently outstanding shares of Forestar for $17.75 per share in cash or approximately $560 million of total cash consideration. Forestar stockholders will have the right to receive cash or retain their shares of the surviving entity as described in Note A. The transaction is expected to close during our first quarter of fiscal 2018, subject to the approval of Forestar shareholders and other customary closing conditions.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2016, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At both June 30, 2017 and September 30, 2016, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2017, we established reserves for approximately 60 new construction defect claims and resolved 60 construction defect claims for a total cost of $36.1 million. At June 30, 2016 and September 30, 2015, we had reserves for approximately 155 and 185 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2016, we established reserves for approximately 55 new construction defect claims and resolved 85 construction defect claims for a total cost of $31.8 million.

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

•	the risks associated with our land and lot inventory;

•	home warranty and construction defect claims;

•	the effects of a health and safety incident;

•	the effects of negative publicity;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	the impact of an inflationary, deflationary or higher interest rate environment;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding operations;

•	the effects of governmental regulations on our financial services operations;

•	our significant debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	our ability to effect our growth strategies, acquisitions or investments successfully, including the proposed Forestar merger;

•	the effects of the loss of key personnel; and

•	information technology failures and data security breaches.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2017 and 2016 was not significant, is recognized in current earnings. At June 30, 2017, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $802.0 million. Uncommitted IRLCs totaled a notional amount of approximately $601.5 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $247.5 million at June 30, 2017.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2017. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2017.

	Three Months Ending September 30, 2017	Fiscal Year Ending September 30,							Fair Value at June 30, 2017
		2018	2019	2020	2021	2022	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$7.2	$405.3	$500.8	$500.0	$—	$350.0	$700.0	$2,463.3	$2,596.7
Average interest rate	7.3%	3.8%	3.9%	4.2%	—%	4.5%	5.5%	4.5%
Variable rate	$473.4	$—	$—	$—	$—	$—	$—	$473.4	$473.4
Average interest rate	3.3%	—%	—%	—%	—%	—%	—%	3.3%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2017. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2017 - April 30, 2017	477,800	$32.95	477,800	$84.3
May 1, 2017 - May 31, 2017	1,372,200	32.71	1,372,200	39.4
June 1, 2017 - June 30, 2017	—	—	—	39.4
Total	1,850,000	$32.77	1,850,000	$39.4
______________

(1) Shares purchased during the three months ended June 30, 2017 were part of a $100 million common stock repurchase authorization approved by our Board of Directors in July 2016. These purchases resulted in a remaining authorization of $39.4 million at June 30, 2017, which expires on July 31, 2017. In July 2017, our Board of Directors authorized the repurchase of up to $200 million of our common stock effective through July 31, 2018.

ITEM 6.  EXHIBITS

(a)	Exhibits.
	2.1	Agreement and Plan of Merger dated June 29, 2017 by and among D.R. Horton, Inc., Force Merger Sub, Inc. and Forestar Group Inc. (1)
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992. (2)

	3.2	Amended and Restated Bylaws of the Company. (3)
	10.1	Stockholder’s Agreement dated June 29, 2017 by and between D.R. Horton, Inc. and Forestar Group Inc. (4)
	10.2	Master Supply Agreement dated June 29, 2017 by and between D.R. Horton, Inc. and Forestar Group Inc. (5)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 27, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.

(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.

(5)	Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	July 27, 2017	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)