Form 10-K
period 2017-09-30
HORTON D R INC /DE/
filed 2017-11-15
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
Commission file number 1-14122
___________________________________________________________________________________________________________________
D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2386963 (I.R.S. Employer Identification No.)
1341 Horton Circle, Arlington, Texas (Address of principal executive offices)	76011 (Zip Code)
(817) 390-8200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
5.750% Senior Notes due 2023	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11,733,685,000 based on the closing price as reported on the New York Stock Exchange.
As of November 8, 2017, there were 384,087,900 shares of the registrant’s common stock, par value $.01 per share, issued and 375,037,829 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2017 ANNUAL REPORT ON FORM 10-K

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

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2017, we closed 45,751 homes with an average closing price of $298,400.

Our business operations consist of homebuilding, financial services and other activities. Our homebuilding operations are the most substantial part of our business, comprising 98% of consolidated revenues, which totaled $14.1 billion in fiscal 2017. Our homebuilding operations generate most of their revenues from the sale of completed homes, with a lesser amount from the sale of land and lots. Approximately 88% of our home sales revenue in fiscal 2017 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes, triplexes and condominiums.

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

In addition to our core homebuilding and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, recently began developing and constructing multi-family rental properties on land parcels we already owned and currently has four projects under active construction. Costs incurred by DHI Communities totaled $93.7 million at September 30, 2017 and are included in property and equipment in the Financial Services and Other section of our consolidated balance sheet. The combined assets of all of our subsidiaries engaged in other business activities totaled $143.3 million and $54.9 million at September 30, 2017 and 2016, respectively, and the combined pre-tax loss of these subsidiaries was $11.7 million, $9.0 million and $0 in fiscal 2017, 2016 and 2015, respectively.

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

Our principal executive offices are located at 1341 Horton Circle, Arlington, Texas 76011 and our telephone number is (817) 390-8200. Information on or linked to our website is not incorporated by reference into this annual report on Form 10-K unless expressly noted.

OPERATING STRUCTURE AND PROCESSES

Following is an overview of our company’s operating structure and the significant processes that support our business controls, strategies and performance.

Homebuilding Markets

Our homebuilding business began in the Dallas/Fort Worth area, which is still one of our largest homebuilding operations and home to our corporate headquarters. We currently operate in 26 states and 79 markets, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

We conduct our homebuilding operations in the geographic regions, states and markets listed below, and we conduct our financial services operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Northern Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		New Braunfels/San Marcos
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bakersfield
Colorado	Denver		Bay Area
	Fort Collins		Fresno
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Riverside County
	Southeast Region		Sacramento
Alabama	Birmingham		San Bernardino County
	Huntsville		San Diego County
	Mobile		Ventura County
	Montgomery	Hawaii	Hawaii
	Tuscaloosa		Kauai
Florida	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Lakeland	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/Fort Lauderdale	Oregon	Portland
	Ocala	Utah	Salt Lake City
	Orlando	Washington	Seattle/Tacoma/Everett
	Pensacola/Panama City		Vancouver
Port St. Lucie
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Mississippi	Gulf Coast
Tennessee	Knoxville
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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2017 as measured by number of homes closed and revenues, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

•	Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;

•	Volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and

•	Enhanced leverage of our general and administrative activities, which allows us flexibility to adjust to changes in market conditions and compete effectively in each of our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers on operational decisions. We believe that our local management teams, who are familiar with local conditions, have the best information to make many decisions regarding their operations. At September 30, 2017, we had 41 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices:

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements; and
— Financial analysis of the potential project;

•	Negotiating lot option, land acquisition and related contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Selecting building and architectural plans;

•	Selecting construction subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing home construction schedules;

•	Determining the pricing for each house plan and options in a given community;

•	Developing and implementing local marketing and sales plans;

•	Coordinating all interactions with customers and real estate brokers during the sales, construction and home closing processes; and

•	Ensuring the quality and timeliness of post-closing service and warranty repairs provided to customers.

Centralized Controls

We centralize many important risk elements of our homebuilding business through our regional and corporate offices. We have five separate homebuilding regional offices. Generally, each regional office consists of a region president, a chief financial officer, legal counsel and other operational and office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of a number of homebuilding operating divisions, including:

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

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines;

•	Approval and funding of land and lot acquisitions;

•	Monitoring and analysis of profitability, returns, costs and inventory levels;

•	Risk and litigation management;

•	Environmental assessments of land and lot acquisitions;

•	Technology systems to support management of operations, marketing and information;

•	Accounting and management reporting;

•	Income taxes;

•	Internal audit;

•	Public reporting and investor and media relations;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Administration, reporting and monitoring of customer satisfaction surveys and resolutions of issues; and

•	Approval of major personnel decisions and management incentive compensation plans.

Land/Lot Acquisition and Inventory Management

We acquire land for use in our homebuilding operations after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions or for other strategic reasons.

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

Our home designs are selected or prepared in each of our markets to appeal to the preferences of local homebuyers in each community. Our local management teams regularly adjust our product offerings to address our customers’ expectations for affordability, home size and features. In many communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We complete the construction of most homes within two to six months.

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

We are subject to governmental regulations that affect our land development and construction operations. At times, we have experienced delays in receiving the proper approvals from municipalities or other government agencies that have delayed our anticipated development and construction activities in certain communities.

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

We control overhead costs by centralizing certain accounting and administrative functions and by monitoring staffing and compensation levels. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers and digital marketing initiatives, which we believe are efficient uses of our marketing expenditures.

Marketing and Sales

We use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. We introduced our Freedom Homes brand in late fiscal 2016 to offer affordable homes to active adult buyers seeking a low-maintenance lifestyle. The percentage of home closings and home sales revenue contributed by each brand during fiscal 2017 was as follows:

	Percentage of Home Closings	Percentage of Home Sales Revenue
D.R. Horton	64%	67%
Emerald	4%	8%
Express	31%	24%
Freedom	1%	1%
Total	100%	100%

We also use the Pacific Ridge Homes brand in our Seattle market following our acquisition of their homebuilding operations in fiscal 2015, and their product offerings are similar to, and included with, our D.R. Horton branded communities shown above.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of our homes and assisting with the selection of options, when available. We train and inform our sales personnel as to the availability of financing, construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with incentives, such as discounts or free upgrades, to be competitive in a particular market or to attain our targeted sales pace.

We market our homes and communities to prospective homebuyers and real estate brokers digitally, through email, search engine marketing, social media and our company website and other real estate websites, in addition to print media and advertisement. We also use billboards, radio, television, magazine and newspaper advertising locally as necessary. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns, which helps to reduce advertising costs. Model homes play an important role in our marketing efforts, and we expend significant effort and resources to create an attractive atmosphere in our model homes.

We also build speculative homes in most of our communities, which allow us to compete effectively with existing homes available in the market and improve our profits and returns. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We maintain a level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant.

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and communities. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. We either retain or refund customer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2017, the value of our backlog of sales orders was $3.7 billion (12,329 homes), an increase of 8% from $3.4 billion (11,475 homes) at September 30, 2016. The average sales price of homes in backlog was $302,200 at September 30, 2017, up 1% from the $299,600 average at September 30, 2016. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 22% and 23% in fiscal 2017 and 2016, respectively.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2017 are scheduled to close in fiscal year 2018.

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

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. During the year ended September 30, 2017, DHI Mortgage provided mortgage financing services for approximately 56% of our total homes closed, and approximately 95% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Employees

At September 30, 2017, we employed 7,735 persons, of whom 1,673 were sales and marketing personnel, 2,157 were involved in construction, 2,107 were office personnel and 1,798 worked in mortgage and title operations. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations, and we believe that we have good relations with our employees.

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

In September 2016, we acquired the homebuilding operations of Wilson Parker Homes, which operated in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona.

Subsequent to September 30, 2017, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar is and will continue to be a publicly-traded residential and real estate development company with operations currently in 14 markets and 10 states, where it owns, directly or through joint ventures, interests in 44 residential and mixed-use projects. Our alignment with Forestar advances our strategy of increasing our access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and we plan to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies.

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

The competitors to our financial services businesses include other mortgage lenders and title companies, including national, regional and local mortgage bankers and other financial institutions. Some of these competitors are subject to fewer governmental regulations and may have greater access to capital, and some of them may operate with different lending criteria and may offer a broader array of financing and other products and services to consumers than we do. However, we work diligently to provide flexible, fairly priced financing alternatives subject to applicable regulation.

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

In the past, concerns regarding the federal government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which has impacted business and consumer confidence. Federal government actions and new legislation related to economic stimulus, taxation, spending levels and borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect the operating results of our homebuilding, financial services and other businesses.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts and floods, heavy or prolonged precipitation or wildfires, can harm our homebuilding business. These can delay our development work, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas, where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

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

During past economic and housing downturns, the credit markets constricted and reduced some sources of liquidity that were previously available to us. Consequently, we relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness during those times. There likely will be periods in the future when financial market upheaval will increase our cost of capital or limit our ability to access the public debt markets or obtain bank financing.

We have a $1.275 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. The maturity date of the commitments under the facility is September 25, 2022. Also, our mortgage subsidiary utilizes a $600 million mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity can also be increased to $1.0 billion subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 23, 2018. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities that we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. In October 2017, we used cash on hand to purchase 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million. We believe that our existing cash resources, our revolving credit facility, our mortgage repurchase facility and our ability to access the capital markets will provide sufficient liquidity to fund our working capital needs and debt obligations, including the maturity of $400 million principal amount of senior notes in fiscal 2018. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac and Ginnie Mae and are sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. There have been ongoing discussions within the government regarding the long-term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Any reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2017, approximately 84% of our mortgage loans were sold to three major financial entities, one of which purchased 45% of the total loans sold. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of our homes. Changes, restrictions or significant premium increases in FHA programs in the future may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

Some of our customers may qualify for 100% financing through programs offered by the VA, USDA and certain other housing finance agencies. These programs are subject to changes in regulations, lending standards and government funding levels. There can be no assurances that these programs or other programs will continue to be available in our homebuilding markets or that they will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

Mortgage rates are currently low as compared to most historical periods; however, they are expected to increase as the Federal Reserve Board has raised its benchmark rate several times over the past year and has indicated further interest rate increases are likely. When interest rates increase, the cost of owning a home will increase, which will likely reduce the number of potential homebuyers who can obtain mortgage financing, and could result in a decline in the demand for our homes.

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

We cannot make any assurances that our growth strategies, acquisitions or investments will be successful or will not expose us to additional risks or other negative consequences.

In recent years, we have primarily grown our business by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded through investments in new product offerings and in new geographic markets. Investments in land, lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or if we are unsuccessful in implementing our growth strategies.

Subsequent to September 30, 2017, we made an investment of $558.3 million in cash to acquire 75% of the outstanding shares of Forestar, pursuant to the terms of the June 2017 merger agreement. Forestar is and will continue to be a publicly-traded residential and real estate development company with operations currently in 14 markets and 10 states, where it owns, directly or through joint ventures, interests in 44 residential and mixed-use projects. Our alignment with Forestar advances our strategy of increasing our access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and we plan to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies.

In addition to the investment and merger with Forestar, we have acquired the homebuilding operations of several companies since fiscal 2012, and we may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have risks similar to those related to land, lots and home inventories, but they may also expose us to additional risks or other negative consequences. These transactions may not advance our business strategy, provide a satisfactory return on our investment or provide other benefits we anticipate. Also, the integration of these transactions may not be successful and may require significant time and resources, which may divert management’s attention from other operations. Acquisitions and investments could also expose us to material liabilities not discovered in the due diligence process and may lead to litigation. If these transactions under-perform our expectations or are unsuccessful, we may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill. Acquisitions and investments can result in dilution to existing stockholders if we issue our common stock as consideration, and can increase our debt levels or reduce our liquidity if we purchase them with cash. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. We also may seek to divest an investment or a business and may have difficulty selling such investment or business on acceptable terms in a timely manner.

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

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of homes we construct, health and safety performance is critical to the success of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

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

These factors may increase our build times or cause us to incur more costs building our homes. If the level of new home demand increases significantly in future periods, the risk of shortages in residential lots, labor and materials available to the homebuilding industry will likely increase.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. If oil prices decline significantly, economic conditions in markets that have significant exposure to the energy sector may weaken. These, or other factors that increase the risk of significant deflation, could have a negative impact on our business or financial results.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2017, we had $1.2 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets government authorities have implemented no growth or growth control initiatives. Any of these may limit, delay or increase the costs of development or home construction.

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

We are also subject to an extensive number of laws and regulations because our common stock and debt securities are publicly traded in the capital markets. These regulations govern our communications with our shareholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

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

In fiscal 2013, our mortgage subsidiary was subpoenaed by the United States Department of Justice (DOJ) regarding the adequacy of certain underwriting and quality control processes related to FHA loans originated and sold in prior years. We have provided information related to these loans and our processes to the DOJ, and communications are ongoing. The DOJ has to date not asserted any formal claim amount, penalty or fine.

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

As of September 30, 2017, our consolidated debt was $2.9 billion, and we had $829.6 million principal amount of our debt maturing before the end of fiscal 2018, including $400 million principal amount of senior notes and $420 million outstanding under the mortgage repurchase facility. The indenture governing our senior notes does not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our financial services subsidiaries, and the agreement governing our revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indenture governing our senior notes and the agreement governing our revolving credit facility impose restrictions on our ability and on that of the guarantors to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt.

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

Revolving credit facility. Our revolving credit facility contains financial covenants requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds under our revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

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

Changes in debt ratings. Our senior unsecured debt is currently rated investment grade by all three major rating agencies; however, there can be no assurance that we will be able to maintain this rating. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

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

In addition to our inventories of land, lots and homes, we own office buildings totaling approximately 1,000,000 square feet, and we lease approximately 529,000 square feet of office space under leases expiring through November 2023. These properties are located in our various operating markets to house our homebuilding and financial services operating divisions and our regional and corporate offices.

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

In fiscal 2013, our mortgage subsidiary was subpoenaed by the United States Department of Justice (DOJ) regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. We have provided information related to these loans and our processes to the DOJ, and communications are ongoing. The DOJ has to date not asserted any formal claim amount, penalty or fine.

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

	Year Ended September 30, 2017			Year Ended September 30, 2016
	High	Low	Declared Dividends	High	Low	Declared Dividends
1st Quarter	$30.62	$26.69	$0.10	$33.10	$28.45	$0.08
2nd Quarter	34.06	27.21	0.10	31.64	22.97	0.08
3rd Quarter	34.94	31.98	0.10	32.51	28.82	0.08
4th Quarter	40.01	34.06	0.10	34.56	29.64	0.08

As of November 8, 2017, the closing price of our common stock on the NYSE was $45.41, and there were approximately 373 holders of record.

In November 2017, our Board of Directors approved a cash dividend of $0.125 per common share, payable on December 15, 2017, to stockholders of record on December 1, 2017. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

During fiscal years 2017, 2016 and 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Effective August 1, 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock effective through July 31, 2017. During the third quarter of fiscal 2017, we repurchased 1,850,000 shares of our common stock for $60.6 million, resulting in a remaining authorization of $39.4 million. Effective August 1, 2017, our Board of Directors authorized the repurchase of up to $200 million of our common stock effective through July 31, 2018. As there were no repurchases of common stock during the fourth quarter of fiscal 2017, all of the $200 million authorization was remaining at September 30, 2017, and no common stock has been repurchased subsequent to September 30, 2017.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2017, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2012 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index

	Year Ended September 30,
	2012	2013	2014	2015	2016	2017
D.R. Horton, Inc.	$100.00	$95.10	$101.04	$145.90	$151.67	$203.07
S&P 500 Index	100.00	119.34	142.89	142.02	163.93	194.44
S&P 1500 Homebuilding Index	100.00	103.93	107.04	130.03	129.26	178.92

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

	Year Ended September 30,
	2017	2016	2015	2014	2013
		(In millions, except per share data)
Operating Data:
Revenues:
Homebuilding	$13,741.5	$11,861.8	$10,559.0	$7,858.5	$6,085.9
Financial Services	349.5	295.6	265.0	166.4	173.4
Inventory and land option charges	40.2	31.4	60.3	85.2	31.1
Gross profit — Homebuilding	2,698.7	2,359.2	2,023.3	1,589.9	1,232.4
Income before income taxes:
Homebuilding	1,489.3	1,264.4	1,018.3	768.5	589.8
Financial Services and Other	112.8	89.1	105.1	45.7	68.0
Income tax expense	563.7	467.2	372.7	280.7	195.1
Net income	1,038.4	886.3	750.7	533.5	462.7
Net income per share:
Basic	2.77	2.39	2.05	1.57	1.44
Diluted	2.74	2.36	2.03	1.50	1.33
Cash dividends declared per common share	0.40	0.32	0.25	0.1375	0.1875

	September 30,
	2017	2016	2015	2014	2013
	(In millions)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$1,007.8	$1,303.2	$1,383.8	$661.8	$977.4
Inventories	9,237.1	8,340.9	7,807.0	7,700.5	6,197.4
Total assets	12,184.6	11,558.9	11,151.0	10,185.4	8,838.4
Notes payable (1)	2,871.6	3,271.3	3,811.5	3,665.7	3,491.0
Total equity	7,747.6	6,793.0	5,895.4	5,119.7	4,061.4
_____________

(1)	Notes payable includes both homebuilding notes payable and amounts outstanding on our mortgage repurchase facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2017 Overview

During fiscal 2017, demand for new homes continued to reflect the stable to moderately improved trends we experienced across most of our operating markets in fiscal 2016. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

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

We believe our business is well positioned because of our broad geographic footprint and diverse product offerings, our ample supply of finished lots, land and homes, our strong balance sheet and liquidity and our experienced personnel across our operating markets. We remain focused on growing our revenues and profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

In fiscal 2017, our number of homes closed and home sales revenues increased 14% and 16%, respectively, compared to the prior year. Our pre-tax income grew to $1.6 billion in fiscal 2017 compared to $1.4 billion in fiscal 2016 and $1.1 billion in fiscal 2015. Our pre-tax operating margin increased to 11.4% in fiscal 2017 compared to 11.1% in fiscal 2016 and 10.4% in fiscal 2015. Cash provided by operations was $435.1 million in fiscal 2017 compared to $618.0 million in fiscal 2016 and $700.4 million in fiscal 2015. In fiscal 2017, our homebuilding return on inventory (ROI) improved to 16.6% compared to 15.4% in fiscal 2016 and 12.8% in fiscal 2015. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

During the year, we also made significant progress in increasing our lots controlled under option purchase contracts to 50% of our total lots owned and controlled compared to 45% in the prior year. The transaction with Forestar Group Inc. (Forestar), which closed subsequent to year end, is expected to advance our strategy of increasing our access to high-quality optioned land and lot positions.

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

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2017, as compared to fiscal 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 16% to $13.7 billion.

•	Homes closed increased 14% to 45,751 homes, and the average closing price of those homes increased 2% to $298,400.

•	Net sales orders increased 14% to 46,605 homes, and the value of net sales orders increased 16% to $13.9 billion.

•	Sales order backlog increased 7% to 12,329 homes, and the value of sales order backlog increased 8% to $3.7 billion.

•	Home sales gross margin decreased 20 basis points to 20.0%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 40 basis points to 8.9%.

•	Homebuilding pre-tax income increased 18% to $1.5 billion compared to $1.3 billion.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.8% compared to 10.7%.

•	Homebuilding return on inventory improved 120 basis points to 16.6%.

•	Homebuilding cash and cash equivalents totaled $973.0 million compared to $1.3 billion.

•	Homebuilding inventories totaled $9.2 billion compared to $8.3 billion.

•	Homes in inventory totaled 26,200 compared to 23,100.

•	Owned lots totaled 125,000 compared to 112,900, and lots controlled through option purchase contracts totaled 124,000 compared to 91,600.

•	Homebuilding debt was $2.5 billion compared to $2.8 billion.

•	Homebuilding debt to total capital was 24.0%, improved from 29.2%.

Financial Services and Other:

•	Financial services and other revenues increased 18% to $349.5 million.

•	Financial services and other pre-tax income increased 27% to $112.8 million, compared to $89.1 million.

•	Financial services and other pre-tax income as a percentage of financial services and other revenues was 32.3% compared to 30.1%.

Consolidated Results:

•	Consolidated pre-tax income increased 18% to $1.6 billion compared to $1.4 billion.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 11.4% compared to 11.1%.

•	Net income increased 17% to $1.0 billion compared to $886.3 million.

•	Diluted earnings per share increased 16% to $2.74 compared to $2.36.

•	Total equity was $7.7 billion compared to $6.8 billion.

•	Book value per common share increased 13% to $20.66 compared to $18.21.

•	Net cash provided by operations was $435.1 million compared to $618.0 million.

Results of Operations — Homebuilding

Our operating segments are our 41 homebuilding operating divisions, which we aggregate into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2017, 2016 and 2015.

Net Sales Orders (1)	Net Homes Sold
	Fiscal Year Ended September 30,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
East	6,039	4,944	4,859	22%	2%
Midwest	1,841	1,766	1,696	4%	4%
Southeast	15,575	13,616	11,703	14%	16%
South Central	13,374	12,433	11,753	8%	6%
Southwest	2,693	1,761	1,645	53%	7%
West	7,083	6,294	5,724	13%	10%
	46,605	40,814	37,380	14%	9%
	Value (In millions)
East	$1,708.9	$1,388.5	$1,319.8	23%	5%
Midwest	722.6	669.2	641.0	8%	4%
Southeast	4,068.9	3,547.3	3,053.4	15%	16%
South Central	3,339.1	3,045.4	2,849.7	10%	7%
Southwest	620.5	409.0	364.1	52%	12%
West	3,481.2	2,940.8	2,510.7	18%	17%
	$13,941.2	$12,000.2	$10,738.7	16%	12%
	Average Selling Price
East	$283,000	$280,800	$271,600	1%	3%
Midwest	392,500	378,900	377,900	4%	—%
Southeast	261,200	260,500	260,900	—%	—%
South Central	249,700	244,900	242,500	2%	1%
Southwest	230,400	232,300	221,300	(1)%	5%
West	491,500	467,200	438,600	5%	7%
	$299,100	$294,000	$287,300	2%	2%
_____________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (1)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
East	1,818	1,582	1,536	$500.3	$425.4	$416.7	23%	24%	24%
Midwest	260	241	296	103.6	91.6	115.2	12%	12%	15%
Southeast	4,898	4,413	3,663	1,252.5	1,105.9	899.2	24%	24%	24%
South Central	3,989	3,795	3,833	1,000.8	942.5	913.2	23%	23%	25%
Southwest	864	745	572	196.9	160.4	123.0	24%	30%	26%
West	1,221	1,119	1,151	616.9	544.7	515.7	15%	15%	17%
	13,050	11,895	11,051	$3,671.0	$3,270.5	$2,983.0	22%	23%	23%
_____________

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

2017 versus 2016

The value of net sales orders increased 16% to $13.9 billion (46,605 homes) in 2017 from $12.0 billion (40,814 homes) in 2016, with increases in all of our regions. The increase in the value of sales orders was due to increased volume and to a lesser extent, increased selling prices in some regions.

The number of net sales orders increased 14%, and the average price of net sales orders increased 2% to $299,100 during 2017 compared to 2016. The increase in net sales orders reflects the continued stable to moderately improved market conditions in most of our markets. Our Phoenix market contributed the most to the higher volume in our Southwest region and our Carolina markets contributed most to the higher volume in our East region. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% in fiscal 2017 compared to 23% in 2016.

We believe our business is well positioned to continue to generate increased sales volumes; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies.

2016 versus 2015

The value of net sales orders increased 12% to $12.0 billion (40,814 homes) in 2016 from $10.7 billion (37,380 homes) in 2015, with increases in all of our regions. The increase in the value of sales orders was due to increased volume and to a lesser extent, increased selling prices in most regions.

The number of net sales orders increased 9%, and the average price of net sales orders increased 2% to $294,000 during 2016 compared to 2015. Our Florida markets contributed most to the higher volume in our Southeast region and our Las Vegas market contributed most to the higher volume in our West region.

Sales Order Backlog	Homes in Backlog
	As of September 30,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
East	1,544	1,301	1,430	19%	(9)%
Midwest	419	470	412	(11)%	14%
Southeast	4,057	4,053	3,511	—%	15%
South Central	3,956	3,840	3,656	3%	5%
Southwest	843	655	571	29%	15%
West	1,510	1,156	1,082	31%	7%
	12,329	11,475	10,662	7%	8%
	Value (In millions)
East	$452.8	$383.0	$413.0	18%	(7)%
Midwest	172.5	184.0	166.4	(6)%	11%
Southeast	1,104.9	1,121.7	977.9	(1)%	15%
South Central	1,018.1	1,018.1	951.3	—%	7%
Southwest	192.7	150.7	124.0	28%	22%
West	785.0	580.5	514.2	35%	13%
	$3,726.0	$3,438.0	$3,146.8	8%	9%
	Average Selling Price
East	$293,300	$294,400	$288,800	—%	2%
Midwest	411,700	391,500	403,900	5%	(3)%
Southeast	272,300	276,800	278,500	(2)%	(1)%
South Central	257,400	265,100	260,200	(3)%	2%
Southwest	228,600	230,100	217,200	(1)%	6%
West	519,900	502,200	475,200	4%	6%
	$302,200	$299,600	$295,100	1%	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

Home Closings and Revenue	Homes Closed
	Fiscal Year Ended September 30,			% Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
East	5,796	5,126	4,880	13%	5%
Midwest	1,892	1,708	1,811	11%	(6)%
Southeast	15,571	13,303	11,093	17%	20%
South Central	13,258	12,249	11,455	8%	7%
Southwest	2,505	1,703	1,499	47%	14%
West	6,729	6,220	5,910	8%	5%
	45,751	40,309	36,648	14%	10%
	Home Sales Revenue (In millions)
East	$1,639.1	$1,431.0	$1,323.5	15%	8%
Midwest	734.1	651.7	665.9	13%	(2)%
Southeast	4,085.7	3,459.3	2,866.2	18%	21%
South Central	3,339.1	2,978.5	2,690.1	12%	11%
Southwest	578.5	388.1	336.1	49%	15%
West	3,276.7	2,874.5	2,587.6	14%	11%
	$13,653.2	$11,783.1	$10,469.4	16%	13%
	Average Selling Price
East	$282,800	$279,200	$271,200	1%	3%
Midwest	388,000	381,600	367,700	2%	4%
Southeast	262,400	260,000	258,400	1%	1%
South Central	251,900	243,200	234,800	4%	4%
Southwest	230,900	227,900	224,200	1%	2%
West	487,000	462,100	437,800	5%	6%
	$298,400	$292,300	$285,700	2%	2%

2017 versus 2016

Revenues from home sales increased 16% to $13.7 billion (45,751 homes closed) in 2017 from $11.8 billion (40,309 homes closed) in 2016. The increase in home sales revenues reflects the continued stable to moderately improved market conditions in most of our markets.

The number of homes closed in fiscal 2017 increased 14% from 2016 due to increases in all of our regions. Our Phoenix, Florida and Carolina markets contributed the most to higher closing volumes in our Southwest, Southeast and East regions, respectively. The average selling price of homes closed during fiscal 2017 was $298,400, up 2% from the prior year.

2016 versus 2015

Revenues from home sales increased 13% to $11.8 billion (40,309 homes closed) in 2016 from $10.5 billion (36,648 homes closed) in 2015.

The number of homes closed in fiscal 2016 increased 10% from 2015 due to increases in most of our regions. Our Florida and Phoenix markets contributed the most to higher closing volumes in our Southeast and Southwest regions, respectively. The decrease in homes closed in our Midwest region was primarily due to lower volume in our Chicago and Denver markets.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2017	2016	2015
Gross profit — Home sales	20.0%	20.2%	19.8%
Gross profit — Land/lot sales and other	15.3%	13.3%	8.7%
Inventory and land option charges	(0.3)%	(0.3)%	(0.6)%
Gross profit — Total homebuilding	19.6%	19.9%	19.2%
Selling, general and administrative expense	8.9%	9.3%	9.5%
Goodwill impairment	—%	0.1%	0.1%
Other (income) expense	(0.1)%	(0.1)%	(0.1)%
Homebuilding pre-tax income	10.8%	10.7%	9.6%

Home Sales Gross Profit

2017 versus 2016

Gross profit from home sales increased 15% to $2.7 billion in 2017 from $2.4 billion in 2016 and decreased 20 basis points to 20.0% as a percentage of home sales revenues. The 20 basis point decrease in the home sales gross profit percentage resulted from a decrease of 50 basis points due to an increase in warranty and construction defect expenses as a percentage of home sales revenues, partially offset by an improvement of 30 basis points due to a decrease in the amortization of capitalized interest and property taxes.

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

Land Sales and Other Revenues

Land sales and other revenues were $88.3 million, $78.7 million and $89.6 million in fiscal 2017, 2016 and 2015, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2017, we had $10.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter during fiscal 2017, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2017, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $105.3 million and recorded impairment charges of $12.8 million during the fourth quarter to reduce the carrying value of impaired communities and land to their estimated fair value. Total impairment charges during fiscal 2017, 2016 and 2015 were $23.2 million, $20.3 million and $44.9 million, respectively.

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

During fiscal 2017, we wrote off $17.0 million of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate. Earnest money and pre-acquisition cost write-offs for fiscal 2016 and 2015 were $11.1 million and $15.4 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense related to homebuilding activities was $1.2 billion, $1.1 billion and $1.0 billion in fiscal 2017, 2016 and 2015, respectively, increasing 11% in 2017 and 10% in 2016 from the respective prior years. As a percentage of homebuilding revenues, SG&A expense decreased 40 basis points to 8.9% in 2017 and decreased 20 basis points to 9.3% in 2016 from the respective prior years. This improvement in SG&A expense as a percentage of homebuilding revenues was achieved primarily through leverage of our fixed overhead costs resulting from the increase in homebuilding revenues.

Employee compensation and related costs were $860.2 million, $748.7 million and $679.4 million in fiscal 2017, 2016 and 2015, respectively. Compensation costs represented 70% of SG&A costs in fiscal 2017 and 68% of SG&A costs in both fiscal 2016 and 2015. These costs increased 15% in 2017 and 10% in 2016 due to increases in the number of employees and the amount of incentive compensation as compared to the respective prior years. Our homebuilding operations employed 5,876, 5,366 and 4,888 employees at September 30, 2017, 2016 and 2015, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred decreased 15% to $129.3 million in fiscal 2017 and decreased 10% to $152.3 million in fiscal 2016 compared to the respective prior years. These decreases were due to decreases in our average debt of 12% and 9% in fiscal 2017 and 2016, respectively, and lower average interest rates on outstanding debt during the periods. Interest charged to cost of sales was 1.4%, 1.8% and 1.9% of total cost of sales (excluding inventory and land option charges) in fiscal 2017, 2016 and 2015, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $11.0 million, $12.7 million and $7.8 million in fiscal 2017, 2016 and 2015, respectively. Other income in fiscal 2016 included a $4.5 million gain from the sale of an investment in debt securities. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Goodwill Impairment

We performed our annual goodwill impairment evaluation in the fourth quarters of fiscal 2017 and 2016. As a result of the 2017 evaluation, no impairment charges were recorded. As a result of the 2016 evaluation, a $7.2 million impairment charge was recorded to reduce the goodwill in the Huntsville operating segment in our Southeast reporting region. This operating segment had experienced lower levels of profitability than anticipated primarily due to difficult market conditions. See Note A.

Business Acquisitions

In September 2016, we acquired the homebuilding operations of Wilson Parker Homes for $91.9 million. Wilson Parker Homes operated in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona. The assets acquired included approximately 380 homes in inventory, 490 lots and control of approximately 1,850 additional lots through option contracts. We also acquired a sales order backlog of 308 homes valued at $74.1 million.

Subsequent to September 30, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar is and will continue to be a publicly-traded residential and real estate development company listed on the New York Stock Exchange under the ticker symbol “FOR,” with operations currently in 14 markets and 10 states, where it owns, directly or through joint ventures, interests in 44 residential and mixed-use projects. Our alignment with Forestar advances our strategy of increasing our access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and we plan to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, we will have significant influence in guiding the strategic direction and driving the growth and operational execution necessary to increase the future value potential of Forestar.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	Homebuilding Revenues			Homebuilding Pre-tax Income (1)			Pre-tax Income as a Percentage of Homebuilding Revenues
	2017	2016	2015	2017	2016	2015	2017	2016	2015
East	$1,640.1	$1,446.5	$1,333.6	$153.9	$138.7	$94.2	9.4%	9.6%	7.1%
Midwest	736.5	651.7	666.1	49.1	44.3	49.8	6.7%	6.8%	7.5%
Southeast	4,087.6	3,463.5	2,890.6	450.3	388.4	278.7	11.0%	11.2%	9.6%
South Central	3,383.1	2,995.1	2,725.2	439.1	374.8	296.6	13.0%	12.5%	10.9%
Southwest	597.5	388.1	336.1	39.6	7.3	13.1	6.6%	1.9%	3.9%
West	3,296.7	2,916.9	2,607.4	357.3	310.9	285.9	10.8%	10.7%	11.0%
	$13,741.5	$11,861.8	$10,559.0	$1,489.3	$1,264.4	$1,018.3	10.8%	10.7%	9.6%
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

2017 versus 2016

East Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our North and South Carolina markets. The region generated pre-tax income of $153.9 million in 2017, compared to $138.7 million in 2016. Pre-tax income was reduced by inventory impairment charges of $10.5 million and $12.3 million in 2017 and 2016, respectively, primarily in our suburban Washington, D.C. markets during 2017 and in our New Jersey market during 2016. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased 30 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses increased by 20 basis points in 2017 compared to 2016.

Midwest Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Minneapolis and Denver markets. The region generated pre-tax income of $49.1 million in 2017, compared to $44.3 million in 2016. Home sales gross profit percentage decreased 80 basis points in 2017 compared to 2016, largely due to higher warranty and construction defect costs in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2017 compared to 2016.

Southeast Region — Homebuilding revenues increased 18% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $450.3 million in 2017, compared to $388.4 million in 2016. Home sales gross profit percentage decreased 60 basis points in 2017 compared to 2016, due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2017 compared to 2016.

South Central Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Dallas market. The region generated pre-tax income of $439.1 million in 2017, compared to $374.8 million in 2016. Home sales gross profit percentage decreased 20 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2017 compared to 2016.

Southwest Region — Homebuilding revenues increased 54% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Phoenix market, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $39.6 million in 2017, compared to $7.3 million in 2016. Pre-tax income in 2016 was reduced by inventory impairment charges of $6.0 million in our Phoenix market. Home sales gross profit percentage increased 210 basis points in 2017 compared to 2016, primarily due to the average selling price increasing while the average cost of homes decreased. The increase was also due to lower current year warranty and construction defect costs in our Phoenix market. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 basis points in 2017 compared to 2016, primarily due to the significant increase in homebuilding revenues.

West Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Las Vegas and northern California markets, as well as increases in the average selling price of homes closed in our Seattle, Portland and Sacramento markets. The region generated pre-tax income of $357.3 million in 2017, compared to $310.9 million in 2016. Home sales gross profit percentage increased 20 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2017 compared to 2016.

2016 versus 2015

East Region — Homebuilding revenues increased 8% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Carolina markets, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $138.7 million in 2016, compared to $94.2 million in 2015. Pre-tax income was reduced by inventory impairment charges of $12.3 million and $14.3 million in 2016 and 2015, respectively, primarily in our New Jersey market. Home sales gross profit percentage increased 150 basis points in 2016 compared to 2015, largely due to the average selling price increasing by more than the average cost of homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2016 compared to 2015.

Midwest Region — Homebuilding revenues decreased 2% in fiscal 2016 compared to fiscal 2015, primarily due to a decrease in the number of homes closed in our Chicago and Denver markets, partially offset by an increase in the average selling price of those homes. The region generated pre-tax income of $44.3 million in 2016, compared to $49.8 million in 2015. Home sales gross profit percentage decreased 70 basis points in 2016 compared to 2015, largely due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in 2016 compared to 2015.

Southeast Region — Homebuilding revenues increased 20% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $388.4 million in 2016, compared to $278.7 million in 2015. Home sales gross profit percentage increased 50 basis points in 2016 compared to 2015. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 basis points in 2016 compared to 2015.

South Central Region — Homebuilding revenues increased 10% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number and average selling price of homes closed in our Dallas and Fort Worth markets. The region generated pre-tax income of $374.8 million in 2016, compared to $296.6 million in 2015. Home sales gross profit percentage increased 140 basis points in 2016 compared to 2015, largely due to the average selling price increasing by more than the average cost of homes. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2016 compared to 2015.

Southwest Region — Homebuilding revenues increased 15% in fiscal 2016 compared to fiscal 2015, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $7.3 million in 2016, compared to $13.1 million in 2015. Pre-tax income in 2016 was reduced by inventory impairment charges of $6.0 million in our Phoenix market. Home sales gross profit percentage decreased 80 basis points in 2016 compared to 2015, largely due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2016 compared to 2015.

West Region — Homebuilding revenues increased 12% in fiscal 2016 compared to fiscal 2015, due to an increase in the number and average selling price of homes closed in our southern California, Portland and Las Vegas markets. The region generated pre-tax income of $310.9 million in 2016, compared to $285.9 million in 2015. Pre-tax income was reduced by inventory impairment charges of $0.3 million in 2016 and $20.4 million in 2015. The 2015 impairment charges primarily related to strategic decisions to sell land. Home sales gross profit percentage decreased 110 basis points in 2016 compared to 2015, largely due to the average cost of homes increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2016 compared to 2015.

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

Our inventories at September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$569.3	$478.1	$21.0	$0.5	$1,068.9
Midwest	335.8	155.0	1.8	—	492.6
Southeast	1,265.6	1,085.0	35.9	5.8	2,392.3
South Central	1,050.8	1,132.6	14.1	1.9	2,199.4
Southwest	203.9	299.5	2.7	—	506.1
West	1,070.0	1,257.3	23.2	2.0	2,352.5
Corporate and unallocated (1)	110.6	112.2	2.3	0.2	225.3
	$4,606.0	$4,519.7	$101.0	$10.4	$9,237.1

	September 30, 2016
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$448.9	$415.4	$26.8	$—	$891.1
Midwest	239.3	189.5	11.9	0.5	441.2
Southeast	1,149.8	870.1	44.8	5.6	2,070.3
South Central	1,009.6	1,032.0	14.6	19.4	2,075.6
Southwest	163.8	189.6	14.1	3.6	371.1
West	906.6	1,315.2	22.5	3.3	2,247.6
Corporate and unallocated (1)	116.7	123.4	3.1	0.8	244.0
	$4,034.7	$4,135.2	$137.8	$33.2	$8,340.9
_____________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2017 and 2016 are summarized as follows:

	September 30, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,200	17,800	31,000	3,500
Midwest	2,600	4,400	7,000	1,500
Southeast	35,800	47,500	83,300	8,500
South Central	42,800	38,700	81,500	7,300
Southwest	8,700	2,400	11,100	1,700
West	21,900	13,200	35,100	3,700
	125,000	124,000	249,000	26,200
	50%	50%	100%

	September 30, 2016
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (3)
East	13,400	15,100	28,500	3,000
Midwest	3,200	2,100	5,300	1,200
Southeast	30,600	36,100	66,700	7,600
South Central	37,700	25,100	62,800	7,000
Southwest	7,500	2,000	9,500	1,300
West	20,500	11,200	31,700	3,000
	112,900	91,600	204,500	23,100
	55%	45%	100%
_____________

(1)
Land/lots owned include approximately 33,200 and 30,400 owned lots that are fully developed and ready for home construction at September 30, 2017 and 2016, respectively. Land/lots owned also include land held for development representing 4,800 and 7,300 lots at September 30, 2017 and 2016, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2017 and 2016 was $4.6 billion and $3.6 billion, respectively, secured by earnest money deposits of $227.6 million and $167.0 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 300 and 700 lots at September 30, 2017 and 2016, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Homes in inventory include approximately 1,600 model homes at both September 30, 2017 and 2016. Approximately 13,800 and 11,800 of our homes in inventory were unsold at September 30, 2017 and 2016, respectively. At September 30, 2017, approximately 4,100 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2016, approximately 3,500 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

Results of Operations — Financial Services and Other

The following tables and related discussion set forth key operating and financial data for our financial services and other operations, comprising DHI Mortgage, our subsidiary title companies and other businesses, for the fiscal years ended September 30, 2017, 2016 and 2015.

	Fiscal Year Ended September 30,			2017 vs 2016	2016 vs 2015
	2017	2016	2015
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	25,488	21,970	18,821	16%	17%
Number of homes closed by D.R. Horton	45,751	40,309	36,648	14%	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	56%	55%	51%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	25,677	22,127	18,963	16%	17%
Total number of loans originated or brokered by DHI Mortgage	27,002	23,920	21,314	13%	12%
Captive business percentage	95%	93%	89%
Loans sold by DHI Mortgage to third parties	27,251	23,926	20,623	14%	16%

	Fiscal Year Ended September 30,			2017 vs 2016	2016 vs 2015
	2017	2016	2015
	(In millions)
Loan origination fees	$17.7	$20.1	$23.6	(12)%	(15)%
Sale of servicing rights and gains from sale of mortgage loans	254.0	216.0	173.0	18%	25%
Recourse (expense) benefit	(2.9)	(8.5)	9.8	(66)%	(187)%
Sale of servicing rights and gains from sale of mortgage loans, net	251.1	207.5	182.8	21%	14%
Other revenues	16.5	14.6	13.6	13%	7%
Total mortgage operations revenues	285.3	242.2	220.0	18%	10%
Title policy premiums	64.2	53.4	45.0	20%	19%
Total revenues	349.5	295.6	265.0	18%	12%
General and administrative expense	251.2	220.0	183.0	14%	20%
Interest and other (income) expense	(14.5)	(13.5)	(23.1)	7%	(42)%
Financial services and other pre-tax income	$112.8	$89.1	$105.1	27%	(15)%

Financial Services and Other Operating Margin Analysis

	Percentages of Financial Services Revenues (1)
	Fiscal Year Ended September 30,
	2017	2016	2015
Recourse expense (benefit)	0.8%	2.8%	(3.8)%
General and administrative expense	71.3%	72.3%	71.7%
Interest and other (income) expense	(4.1)%	(4.4)%	(9.1)%
Financial services and other pre-tax income	32.0%	29.3%	41.2%
_____________

(1)	Excludes the effects of recourse expense or benefit on financial services revenues.

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2017 and 2016, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 16% and 17% from the respective prior years, primarily as a result of increases in the number of homes closed by our homebuilding operations of 14% and 10%, respectively. The percentages of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing were 56%, 55% and 51% in fiscal 2017, 2016 and 2015, respectively. These increases also contributed to our higher loan volumes.

Home closings from our homebuilding operations constituted 95%, 93% and 89% of DHI Mortgage loan originations in fiscal 2017, 2016 and 2015, respectively. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 14% in fiscal 2017 and 16% in fiscal 2016 compared to the respective prior years. Virtually all of the mortgage loans held for sale on September 30, 2017 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 84% of the mortgage loans sold by DHI Mortgage during fiscal 2017 were sold to three major financial entities, one of which purchased 45% of the total loans sold.

Financial Services and Other Revenues and Expenses

Revenues from our financial services and other operations increased 18% to $349.5 million in fiscal 2017 from $295.6 million in fiscal 2016, while the number of loan originations increased 13% over that same period. Revenues from our financial services and other operations increased 12% to $295.6 million in fiscal 2016 from $265.0 million in fiscal 2015, and the number of loan originations also increased 12%. In fiscal 2017, revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and increased revenue from title operations.

Our mortgage operations revenues were reduced by $2.9 million and $8.5 million in fiscal 2017 and 2016, respectively, to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our mortgage operations revenues were increased by $9.8 million in fiscal 2015 due to reductions in our loss reserves. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense related to financial services and other operations was $251.2 million, $220.0 million and $183.0 million in fiscal 2017, 2016 and 2015, respectively, increasing 14% in 2017 and 20% in 2016 from the respective prior years. These increases were primarily due to increases in employee related costs due to both increased volume and the cost of compliance with mortgage industry regulations. Our financial services and other operations employed 1,859, 1,610 and 1,342 employees at September 30, 2017, 2016 and 2015, respectively.

As a percentage of financial services and other revenues (excluding the effects of recourse expense or benefit), G&A expense was 71.3%, 72.3% and 71.7% in fiscal 2017, 2016 and 2015, respectively. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Interest and other income, net of other expense, included in our financial services and other operations consists primarily of the interest income of our mortgage subsidiary.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $1.6 billion, $1.4 billion and $1.1 billion in fiscal 2017, 2016 and 2015, respectively. The increase in our operating income over the three-year period is primarily due to higher revenues from increased home closings.

Income Taxes

Our income tax expense was $563.7 million, $467.2 million and $372.7 million in fiscal 2017, 2016 and 2015, respectively, and our effective tax rate was 35.2%, 34.5% and 33.2%, respectively, in those years. The effective tax rate for all years includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits. The effective tax rate for fiscal 2015 also includes a tax benefit for a reduction in the valuation allowance on deferred tax assets.

We previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS) relating to changes in the timing of income and expense recognition for tax purposes. We agreed to and signed consent agreements for two of the three requests during the quarter ended June 30, 2017. The impact of the approved tax accounting method changes was reflected in our consolidated financial statements as of June 30, 2017 as a reduction in income taxes payable of $58.2 million, a reduction in the deferred tax asset related to inventory costs of $50.1 million, an increase in the deferred tax liability related to the deferral of profit on home sales of $13.4 million and income tax expense of $5.3 million. The third request for advance consent for a change in tax accounting method will be recognized in the period in which a consent agreement is issued by the IRS and agreed to and signed by us.

At September 30, 2017 and 2016, we had deferred tax assets, net of deferred tax liabilities, of $376.2 million and $486.6 million, respectively, partially offset by valuation allowances of $11.2 million and $10.3 million, respectively. We had tax benefits of $26.2 million that exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $3.8 million of the tax benefits will expire from fiscal years 2018 to 2022, $2.7 million will expire from fiscal years 2023 to 2027 and $19.7 million will expire from fiscal years 2028 to 2036. We also had tax benefits for state tax credit carryforwards of $1.4 million that will expire from fiscal years 2018 to 2019 and $1.1 million of tax benefits for state tax credit carryforwards that have no expiration date. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets and liabilities.

When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. We record a valuation allowance when we determine it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both years relates to our state deferred tax assets for NOL carryforwards. As of September 30, 2017, we believe it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. We had no unrecognized tax benefits and no accrued interest or penalties related to unrecognized tax benefits at September 30, 2017 and 2016.

We are subject to federal income tax and to income tax in multiple states. The statute of limitations for our major tax jurisdictions remains open for examination for fiscal years 2014 through 2017. We are currently being audited by various states; however, to date, we are not aware of any significant findings identified by the taxing authorities.

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

At September 30, 2017, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by total equity plus homebuilding notes payable) was 24.0% compared to 29.2% at September 30, 2016. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2018. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of our financial services business because it is separately capitalized, and its obligation under its repurchase facility is substantially collateralized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities that we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. In October 2017, we used cash on hand to purchase 75% of the outstanding shares of Forestar for $558.3 million. We believe that our existing cash resources, our revolving credit facility, our mortgage repurchase facility and our ability to access the capital markets will provide sufficient liquidity to fund our working capital needs and debt obligations, including the maturity of $400 million principal amount of senior notes in fiscal 2018.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2017, cash and cash equivalents of our homebuilding segment totaled $973.0 million.

Bank Credit Facility — We have a senior unsecured revolving credit facility which was amended in September 2017 to increase its capacity from $975 million to $1.275 billion and to extend its maturity date to September 25, 2022. The uncommitted accordion feature was also amended to permit an increase in the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2017, there were no borrowings outstanding and $94.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.2 billion.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility also imposes restrictions on the creation of secured debt and liens. At September 30, 2017, we were in compliance with all of the covenants, limitations and restrictions of our revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $2.5 million and $2.9 million at September 30, 2017 and 2016, respectively, and is included in homebuilding restricted cash in our consolidated balance sheets.

Public Unsecured Debt — On May 15, 2017, we repaid $350 million principal amount of our 4.75% senior notes, which were due on that date. We have $400 million principal amount of senior notes maturing in February 2018 which we currently expect to refinance. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At September 30, 2017, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During fiscal 2017, we repurchased 1,850,000 shares of our common stock for $60.6 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2017, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $200 million of our common stock effective through July 31, 2018. The full amount of each of these authorizations was remaining at September 30, 2017.

Capital Resources - Financial Services and Other

Cash and Cash Equivalents — At September 30, 2017, cash and cash equivalents of our financial services and other operations totaled $34.8 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2017, the mortgage repurchase facility was amended to increase its capacity to $600 million and extend its maturity date to February 23, 2018. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity can also be increased to $1.0 billion subject to the availability of additional commitments.

As of September 30, 2017, $540.1 million of mortgage loans held for sale with a collateral value of $520.0 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $100.0 million, DHI Mortgage had an obligation of $420.0 million outstanding under the mortgage repurchase facility at September 30, 2017 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, our mortgage subsidiary has been able to renew or extend its mortgage credit facility at a sufficient capacity and on satisfactory terms prior to its maturity, and obtain temporary additional commitments through amendments to the credit facility during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In fiscal 2017, net cash provided by operating activities was $435.1 million compared to $618.0 million in fiscal 2016. We used $584.4 million of cash to increase our construction in progress and finished home inventory compared to $496.2 million in fiscal 2016. In both years, the expenditures were made to support the current year increase in sales and closing volumes, as well as the expected increase in the subsequent year. Cash used to increase residential land and lots inventory to fund future growth was $362.3 million in fiscal 2017 compared to $10.3 million in fiscal 2016. The most significant source of cash provided by operating activities in both years was net income.

Investing Cash Flow Activities

In fiscal 2017, net cash used in investing activities was $171.0 million compared to $112.6 million in fiscal 2016. We used $157.3 million and $86.1 million in fiscal 2017 and 2016, respectively, to purchase and construct property and equipment, including office buildings, rental properties, model home furniture and office and technology equipment to support our operations. Of the cash used for property and equipment in fiscal 2017, $54.6 million relates to our recent efforts to begin developing and constructing multi-family rental properties on land parcels we already owned, and we currently have four such projects under active construction. During fiscal 2017, we purchased $8.8 million of debt securities which were secured by residential real estate, and in fiscal 2016, we sold a previous investment in debt securities for proceeds of $35.8 million. Additionally, we paid $4.1 million during fiscal 2017 to complete our purchase of the homebuilding operations of Wilson Parker Homes, acquired in September 2016.

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

In fiscal 2017, net cash used in financing activities was $559.5 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, partially offset by note proceeds. Note repayments of $1.2 billion included the repayment of $350 million principal amount of our 4.75% senior notes at maturity and repayments of amounts drawn on the revolving credit facility and the mortgage repurchase facility of $835.0 million and $53.0 million, respectively. Proceeds from notes payable included draws of $835.0 million on the revolving credit facility. During fiscal 2017, we also used cash to repurchase 1,850,000 shares of our common stock for $60.6 million. During fiscal 2016, net cash used in financing activities was $586.0 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $549.7 million included the repayment of $170.2 million principal amount of our 5.625% senior notes and $372.7 million principal amount of our 6.5% senior notes at maturity.

Our Board of Directors approved and paid quarterly cash dividends of $0.10 per common share and $0.08 per common share in fiscal 2017 and 2016, respectively. In November 2017, our Board of Directors approved a cash dividend of $0.125 per common share, payable on December 15, 2017, to stockholders of record on December 1, 2017. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Our future cash requirements for contractual obligations as of September 30, 2017 are presented below:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In millions)
Homebuilding:
Notes Payable — Principal (1)	$2,461.1	$409.6	$1,001.5	$350.0	$700.0
Notes Payable — Interest (1)	367.8	97.3	140.5	104.5	25.5
Operating Leases	36.2	14.7	14.2	6.2	1.1
Purchase Obligations (2)	29.7	27.4	2.3	—	—
	$2,894.8	$549.0	$1,158.5	$460.7	$726.6
Financial Services and Other:
Notes Payable — Principal (3)	$420.0	$420.0	$—	$—	$—
Notes Payable — Interest (3)	13.9	13.9	—	—	—
Operating Leases	2.6	0.8	1.3	0.5	—
	$436.5	$434.7	$1.3	$0.5	$—
_____________

(1)
Homebuilding notes payable represent principal and interest payments due on our senior notes and our secured notes. Because the balance of our revolving credit facility was zero at September 30, 2017, we did not assume any principal or interest payments related to this facility in future periods.

(2)
Purchase obligations relate to our land and lot option purchase contracts which enable us to control significant lot positions with limited capital investment. Among our land and lot option purchase contracts at September 30, 2017, there were a limited number of contracts, representing $29.7 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Inventories, Land and Lot Position and Homes in Inventory” section included herein.

(3)
Financial services notes payable represent principal and interest payments due on our mortgage subsidiary’s repurchase facility. The interest obligation associated with this variable rate facility is based on its annual effective rate of 3.3% and principal balance outstanding at September 30, 2017.

At September 30, 2017, our homebuilding operations had outstanding letters of credit of $96.8 million and surety bonds of $1.2 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher financing, land, labor and material construction costs. We attempt to pass cost increases through to our customers through increased sales prices. However, during periods when housing market conditions are challenging, we may not be able to offset cost increases with higher selling prices. In addition, higher mortgage interest rates reduce the affordability of our homes to prospective homebuyers.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2017 and 2016, and for the years ended September 30, 2017, 2016 and 2015. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We typically elect the fair value option for our mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We generally sell the mortgages we originate and the related servicing rights to third-party purchasers within 30 days of origination. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

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

When a home is closed, we generally have not paid all incurred costs necessary to complete the home. We record a liability and a charge to cost of sales for the amount estimated to ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amounts previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, such differences have not been significant.

Each quarter, we review our communities and land inventories for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type or future plans. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:

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

For the inventory impairment analyses performed during fiscal 2017, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from six months to two years, and we utilized a range of discount rates for communities from 12% to 18%.

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

Business Acquisitions — We account for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies and our estimates of significant assumptions that a market participant would use when determining fair value. While we believe the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Goodwill — We record goodwill associated with our acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on at least an annual basis by comparing the carrying value of each of our operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, we determine if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluation performed in fiscal 2017, no impairment charges were recorded. As a result of the goodwill evaluation performed in fiscal 2016, an impairment charge of $7.2 million was recorded to write off the remaining goodwill associated with the Huntsville operating segment in the Southeast reporting region. This operating segment experienced lower levels of profitability than anticipated primarily due to difficult market conditions. Our total goodwill balance was $80.0 million at both September 30, 2017 and 2016.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 98% and 95% of these reserves related to construction defect matters at September 30, 2017 and 2016, respectively.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At both September 30, 2017 and 2016, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During fiscal 2017, we established reserves for approximately 75 new construction defect claims and resolved 75 construction defect claims for a total cost of $52.6 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $71.4 million in our reserves and a $36.1 million increase in our receivable, resulting in additional expense of $35.3 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $63.9 million in our reserves and a $28.6 million decrease in our receivable, resulting in a reduction in expense of $35.3 million.

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

Stock-based Compensation — Our stockholders formally authorize shares of our common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2017, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2017 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2017 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

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

Fair Value Measurements — The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. The fair value hierarchy and its application to our assets and liabilities, is as follows:

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for us beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We currently plan to adopt this standard using the modified retrospective method and are continuing to evaluate its effect.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. The guidance is effective for us beginning October 1, 2020 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for us beginning October 1, 2018 and is not expected to have a material impact on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The guidance is effective for us beginning October 1, 2018 and is not expected to have a material impact on our consolidated financial position or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other.” The guidance simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test, which requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value with the loss recognized limited to the total amount of goodwill allocated to the reporting unit. The guidance is effective for us beginning October 1, 2020 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in financial services revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in financial services revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2017 and 2016 was not significant, is recognized in current earnings. At September 30, 2017, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $720.0 million. Uncommitted IRLCs totaled a notional amount of approximately $419.3 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $330.7 million at September 30, 2017.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2017. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2017.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2017
	2018	2019	2020	2021	2022	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$409.6	$500.8	$500.7	$—	$350.0	$700.0	$2,461.1	$2,595.2
Average interest rate	3.8%	3.9%	4.2%	—%	4.5%	5.5%	4.5%
Variable rate	$420.0	$—	$—	$—	$—	$—	$420.0	$420.0
Average interest rate	3.3%	—%	—%	—%	—%	—%	3.3%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, total equity, and cash flows present fairly, in all material respects, the financial position of D.R. Horton, Inc. and its subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 15, 2017

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
	(In millions)
ASSETS
Homebuilding:
Cash and cash equivalents	$973.0	$1,271.8
Restricted cash	9.3	9.5
Inventories:
Construction in progress and finished homes	4,606.0	4,034.7
Residential land and lots — developed and under development	4,519.7	4,135.2
Land held for development	101.0	137.8
Land held for sale	10.4	33.2
	9,237.1	8,340.9
Deferred income taxes, net of valuation allowance of $11.2 million and $10.3 million at September 30, 2017 and 2016, respectively	365.0	476.3
Property and equipment, net	194.4	139.5
Other assets	518.7	456.2
Goodwill	80.0	80.0
	11,377.5	10,774.2
Financial Services and Other:
Cash and cash equivalents	34.8	31.4
Mortgage loans held for sale	587.3	654.0
Property and equipment, net	130.6	55.9
Other assets	54.4	43.4
	807.1	784.7
Total assets	$12,184.6	$11,558.9
LIABILITIES
Homebuilding:
Accounts payable	$575.6	$537.0
Accrued expenses and other liabilities	933.1	917.1
Notes payable	2,451.6	2,798.3
	3,960.3	4,252.4
Financial Services and Other:
Accounts payable and other liabilities	56.7	40.5
Mortgage repurchase facility	420.0	473.0
	476.7	513.5
Total liabilities	4,437.0	4,765.9
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 384,036,150 shares issued and 374,986,079 shares outstanding at September 30, 2017 and 380,123,258 shares issued and 372,923,187 shares outstanding at September 30, 2016	3.8	3.8
Additional paid-in capital	2,992.2	2,865.8
Retained earnings	4,946.0	4,057.2
Treasury stock, 9,050,071 shares and 7,200,071 shares at September 30, 2017 and 2016, respectively, at cost	(194.9)	(134.3)
Stockholders’ equity	7,747.1	6,792.5
Noncontrolling interests	0.5	0.5
Total equity	7,747.6	6,793.0
Total liabilities and equity	$12,184.6	$11,558.9
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2017	2016	2015
	(In millions, except per share data)
Homebuilding:
Revenues:
Home sales	$13,653.2	$11,783.1	$10,469.4
Land/lot sales and other	88.3	78.7	89.6
	13,741.5	11,861.8	10,559.0
Cost of sales:
Home sales	10,927.8	9,403.0	8,393.6
Land/lot sales and other	74.8	68.2	81.8
Inventory and land option charges	40.2	31.4	60.3
	11,042.8	9,502.6	8,535.7
Gross profit:
Home sales	2,725.4	2,380.1	2,075.8
Land/lot sales and other	13.5	10.5	7.8
Inventory and land option charges	(40.2)	(31.4)	(60.3)
	2,698.7	2,359.2	2,023.3
Selling, general and administrative expense	1,220.4	1,100.3	1,003.0
Goodwill impairment	—	7.2	9.8
Other (income) expense	(11.0)	(12.7)	(7.8)
Homebuilding pre-tax income	1,489.3	1,264.4	1,018.3
Financial Services and Other:
Revenues	349.5	295.6	265.0
General and administrative expense	251.2	220.0	183.0
Interest and other (income) expense	(14.5)	(13.5)	(23.1)
Financial services and other pre-tax income	112.8	89.1	105.1
Income before income taxes	1,602.1	1,353.5	1,123.4
Income tax expense	563.7	467.2	372.7
Net income	$1,038.4	$886.3	$750.7
Other comprehensive income (loss), net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain (loss)	—	1.2	(0.8)
Reclassification adjustment for net gain realized in net income	—	(2.6)	—
Comprehensive income	$1,038.4	$884.9	$749.9
Basic net income per common share	$2.77	$2.39	$2.05
Net income per common share assuming dilution	$2.74	$2.36	$2.03
Cash dividends declared per common share	$0.40	$0.32	$0.25

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2014 (364,586,694 shares)	$3.7	$2,613.7	$2,630.5	$(134.3)	$2.2	$3.9	$5,119.7
Net income	—	—	750.7	—	—	—	750.7
Issuances under employee benefit plans (82,446 shares)	—	1.7	—	—	—	—	1.7
Exercise of stock options (3,636,655 shares)	0.1	60.0	—	—	—	—	60.1
Tax benefit from employee stock awards	—	7.9	—	—	—	—	7.9
Stock issued under employee incentive plans, net of shares withheld for employee taxes (341,576 shares)	—	8.3	—	—	—	—	8.3
Stock-based compensation expense	—	42.2	—	—	—	—	42.2
Cash dividends declared	—	—	(91.6)	—	—	—	(91.6)
Other comprehensive income, net of tax	—	—	—	—	(0.8)	—	(0.8)
Noncontrolling interests	—	—	—	—	—	(2.8)	(2.8)
Balances at September 30, 2015 (368,647,371 shares)	$3.8	$2,733.8	$3,289.6	$(134.3)	$1.4	$1.1	$5,895.4
Net income	—	—	886.3	—	—	—	886.3
Issuances under employee benefit plans (89,652 shares)	—	2.2	—	—	—	—	2.2
Exercise of stock options (3,504,989 shares)	—	70.1	—	—	—	—	70.1
Tax benefit from employee stock awards	—	2.7	—	—	—	—	2.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (681,175 shares)	—	8.0	—	—	—	—	8.0
Stock-based compensation expense	—	49.0	—	—	—	—	49.0
Cash dividends declared	—	—	(118.7)	—	—	—	(118.7)
Other comprehensive income, net of tax	—	—	—	—	(1.4)	—	(1.4)
Noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Balances at September 30, 2016 (372,923,187 shares)	$3.8	$2,865.8	$4,057.2	$(134.3)	$—	$0.5	$6,793.0
Net income	—	—	1,038.4	—	—	—	1,038.4
Issuances under employee benefit plans (111,527 shares)	—	2.8	—	—	—	—	2.8
Exercise of stock options (2,770,569 shares)	—	43.8	—	—	—	—	43.8
Tax benefit from employee stock awards	—	13.7	—	—	—	—	13.7
Stock issued under employee incentive plans, net of shares withheld for employee taxes (1,030,796 shares)	—	6.9	—	—	—	—	6.9
Stock-based compensation expense	—	59.2	—	—	—	—	59.2
Cash dividends declared	—	—	(149.6)	—	—	—	(149.6)
Repurchases of common stock (1,850,000 shares)	—	—	—	(60.6)	—	—	(60.6)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$—	$0.5	$7,747.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016	2015
	(In millions)
OPERATING ACTIVITIES
Net income	$1,038.4	$886.3	$750.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.7	61.0	54.1
Amortization of discounts and fees	5.0	5.4	5.6
Stock-based compensation expense	59.2	49.0	42.2
Excess income tax benefit from employee stock awards	(14.3)	(10.0)	(12.3)
Deferred income taxes	110.8	75.3	3.1
Inventory and land option charges	40.2	31.4	60.3
Gain on sale of debt securities collateralized by residential real estate	—	(4.5)	—
Goodwill impairment	—	7.2	9.8
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(584.4)	(496.2)	63.1
Increase in residential land and lots — developed, under development, held for development and held for sale	(362.3)	(10.3)	(152.6)
Increase in other assets	(63.7)	(16.3)	(29.8)
Decrease (increase) in mortgage loans held for sale	67.6	(12.4)	(154.1)
Increase in accounts payable, accrued expenses and other liabilities	83.9	52.1	60.3
Net cash provided by operating activities	435.1	618.0	700.4
INVESTING ACTIVITIES
Expenditures for property and equipment	(157.3)	(86.1)	(56.1)
Proceeds from the sale of property and equipment to a related party	—	—	56.0
(Increase) decrease in restricted cash	(7.0)	0.2	(0.7)
Net principal decrease (increase) of other mortgage loans and real estate owned	6.2	19.7	(8.9)
(Purchases of) proceeds from debt securities collateralized by residential real estate	(8.8)	35.8	(14.8)
Payments related to acquisition of a business	(4.1)	(82.2)	(70.9)
Net cash used in investing activities	(171.0)	(112.6)	(95.4)
FINANCING ACTIVITIES
Proceeds from notes payable	835.0	—	1,590.7
Repayment of notes payable	(1,245.3)	(549.7)	(1,456.2)
Proceeds from stock associated with certain employee benefit plans	46.7	72.4	61.8
Excess income tax benefit from employee stock awards	14.3	10.0	12.3
Cash dividends paid	(149.6)	(118.7)	(91.6)
Repurchases of common stock	(60.6)	—	—
Net cash (used in) provided by financing activities	(559.5)	(586.0)	117.0
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(295.4)	(80.6)	722.0
Cash and cash equivalents at beginning of year	1,303.2	1,383.8	661.8
Cash and cash equivalents at end of year	$1,007.8	$1,303.2	$1,383.8
Supplemental cash flow information:
Income taxes paid, net	$446.4	$389.9	$334.0
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$4.5	$4.2	$9.7
Stock issued under employee incentive plans	$31.9	$20.1	$8.3
Accrued expenditures for property and equipment	$16.3	$4.3	$—
Accrual for holdback payment related to acquisition	$—	$9.7	$—
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires). All significant intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At both September 30, 2017 and 2016, the deferred profit on these home sales was $3.6 million. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. The Company typically elects the fair value option for its mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. The Company generally sells the mortgages it originates and the related servicing rights to third-party purchasers within 30 days of origination. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $36.7 million and $40.5 million at September 30, 2017 and 2016, respectively, and are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

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

Each quarter, the Company reviews its communities and land inventories for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2017 and 2016, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land Option Deposits and Pre-Acquisition Costs

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract. Option deposits and capitalized pre-acquisition costs are expensed to inventory and land option charges when the Company believes it is probable that it will not acquire the property under option and will not be able to recover these costs through other means. See Notes C and K.

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2017 and 2016 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2017 and 2016, the option deposits related to these contracts totaled $222.9 million and $149.5 million, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. The depreciable life of model home furniture is 2 years, depreciable lives of office furniture and equipment typically range from 2 to 5 years, and depreciable lives of buildings and improvements typically range from 5 to 30 years.

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Buildings and improvements (1)	$219.0	$158.4
Multi-family rental properties under construction (2)	59.2	8.3
Model home furniture	120.4	101.0
Office furniture and equipment	99.7	85.4
Land	52.9	37.8
Total property and equipment	551.2	390.9
Accumulated depreciation	(226.2)	(195.5)
Property and equipment, net	$325.0	$195.4
_____________

(1)	The current year balance includes $15.3 million related to the Company’s multi-family rental properties at September 30, 2017.

(2)	The prior year balance of $8.3 million, previously included in buildings and improvements, has been reclassified to conform to the current year presentation.

Depreciation expense was $49.4 million, $50.8 million and $50.3 million in fiscal 2017, 2016 and 2015, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Acquisitions

The Company accounts for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies and the Company’s estimates of significant assumptions that a market participant would use when determining fair value. While the Company believes the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

In September 2016, the Company acquired the homebuilding operations of Wilson Parker Homes for $91.9 million. Wilson Parker Homes operated in Atlanta and Augusta, Georgia; Raleigh, North Carolina; Columbia, South Carolina and Phoenix, Arizona. The assets acquired included approximately 380 homes in inventory, 490 lots and control of approximately 1,850 additional lots through option contracts. The Company also acquired a sales order backlog of 308 homes. No goodwill was recorded as a result of this acquisition. All of the assets acquired in this transaction were recorded at their estimated fair values by the Company. The acquisition was not material to the Company’s results of operations or its financial condition.

In October 2017, the Company acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar is and will continue to be a publicly-traded residential and real estate development company listed on the New York Stock Exchange under the ticker symbol “FOR.” See Note P.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by comparing the carrying value of each of the operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluation performed in fiscal 2017, no impairment charges were recorded. As a result of the goodwill evaluation performed in fiscal 2016, an impairment charge of $7.2 million was recorded to write off the remaining goodwill in the Huntsville operating segment in the Southeast reporting region. This operating segment experienced lower levels of profitability than anticipated primarily due to difficult market conditions. The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2017	2016
	(In millions)
East	$21.8	$21.8
Midwest	—	—
Southeast	40.1	40.1
South Central	15.9	15.9
Southwest	—	—
West	2.2	2.2
Total goodwill	$80.0	$80.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $45.4 million, $41.2 million and $42.4 million in fiscal 2017, 2016 and 2015, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets and liabilities.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note H.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2017, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2017 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The stock options outstanding at September 30, 2017 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

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

Homebuilding is the Company’s core business, generating 98% of consolidated revenues in fiscal 2017, 2016 and 2015. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes in 26 states and 79 markets across the United States. The homebuilding segments generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots.

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

In addition to its core homebuilding and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, recently began developing and constructing multi-family rental properties on land parcels the Company already owned and currently has four projects under active construction. Costs incurred by DHI Communities totaled $93.7 million at September 30, 2017 and are included in property and equipment in the Financial Services and Other section of the consolidated balance sheet. The combined assets of all of the Company’s subsidiaries engaged in other business activities totaled $143.3 million and $54.9 million at September 30, 2017 and 2016, respectively, and the combined pre-tax loss of these subsidiaries was $11.7 million, $9.0 million and $0 in fiscal 2017, 2016 and 2015, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	Year Ended September 30,
	2017	2016	2015
		(In millions)
Revenues
Homebuilding revenues:
East	$1,640.1	$1,446.5	$1,333.6
Midwest	736.5	651.7	666.1
Southeast	4,087.6	3,463.5	2,890.6
South Central	3,383.1	2,995.1	2,725.2
Southwest	597.5	388.1	336.1
West	3,296.7	2,916.9	2,607.4
Homebuilding revenues	13,741.5	11,861.8	10,559.0
Financial services revenues	349.5	295.6	265.0
Total revenues	$14,091.0	$12,157.4	$10,824.0
Inventory Impairments
East	$10.5	$12.3	$14.3
Midwest	1.0	—	—
Southeast	2.4	0.7	8.8
South Central	1.6	1.0	1.4
Southwest	1.4	6.0	—
West	6.3	0.3	20.4
Total inventory impairments	$23.2	$20.3	$44.9
Income Before Income Taxes (1) (2)
Homebuilding pre-tax income:
East	$153.9	$138.7	$94.2
Midwest	49.1	44.3	49.8
Southeast	450.3	388.4	278.7
South Central	439.1	374.8	296.6
Southwest	39.6	7.3	13.1
West	357.3	310.9	285.9
Homebuilding pre-tax income	1,489.3	1,264.4	1,018.3
Financial services pre-tax income	124.5	98.1	105.1
Homebuilding and financial services pre-tax income	1,613.8	1,362.5	1,123.4
Other pre-tax loss	(11.7)	(9.0)	—
Income before income taxes	$1,602.1	$1,353.5	$1,123.4
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

(2)	The operating results of certain subsidiaries that are immaterial for separate reporting are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,
	2017	2016
	(In millions)
Homebuilding Inventories (1):
East	$1,068.9	$891.1
Midwest	492.6	441.2
Southeast	2,392.3	2,070.3
South Central	2,199.4	2,075.6
Southwest	506.1	371.1
West	2,352.5	2,247.6
Corporate and unallocated (2)	225.3	244.0
Total homebuilding inventories	$9,237.1	$8,340.9
___________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

NOTE C – INVENTORY

At the end of each quarter during fiscal 2017, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2017, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $105.3 million and recorded impairment charges of $12.8 million during the fourth quarter to reduce the carrying value of impaired communities and land to their estimated fair value. Total impairment charges during fiscal 2017, 2016 and 2015 were $23.2 million, $20.3 million and $44.9 million, respectively.

During fiscal 2017, the Company wrote off $17.0 million of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate. Earnest money and pre-acquisition cost write-offs for fiscal 2016 and 2015 were $11.1 million and $15.4 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of debt issuance costs, consist of the following:

	September 30,
	2017	2016
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2022	$—	$—
4.75% senior notes due 2017	—	349.5
3.625% senior notes due 2018	399.7	398.9
3.75% senior notes due 2019	498.8	498.0
4.0% senior notes due 2020	497.9	497.1
4.375% senior notes due 2022	348.1	347.7
4.75% senior notes due 2023	298.4	298.2
5.75% senior notes due 2023	397.6	397.3
Other secured notes	11.1	11.6
	$2,451.6	$2,798.3
Financial Services:
Mortgage repurchase facility, maturing 2018	$420.0	$473.0

Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $9.5 million and $13.3 million at September 30, 2017 and 2016, respectively. These costs are capitalized into inventory as they are amortized.

As of September 30, 2017, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $829.6 million in fiscal 2018, $500.8 million in fiscal 2019, $500.7 million in fiscal 2020, none in fiscal 2021, $350.0 million in fiscal 2022 and $700.0 million thereafter.

Homebuilding:

The Company has a senior unsecured revolving credit facility which was amended in September 2017 to increase its capacity from $975 million to $1.275 billion and to extend its maturity date to September 25, 2022. The uncommitted accordion feature was also amended to permit an increase in the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. Borrowings and repayments under the facility were $835 million during fiscal 2017. At September 30, 2017, there were no borrowings outstanding and $94.3 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2017, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On May 15, 2017, the Company repaid $350 million principal amount of its 4.75% senior notes, which were due on that date.

The key terms of the Company’s senior notes outstanding as of September 30, 2017 are summarized below.

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
_____________

(1)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments on the redemption date, plus accrued and unpaid interest.

(2)	Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs.

All series of senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The senior notes and borrowings under the revolving credit facility are guaranteed by entities that hold approximately 92% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2018. All of the $500 million authorization was remaining at September 30, 2017.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2017, the mortgage repurchase facility was amended to increase its capacity to $600 million and extend its maturity date to February 23, 2018. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity can also be increased to $1.0 billion subject to the availability of additional commitments.

As of September 30, 2017, $540.1 million of mortgage loans held for sale with a collateral value of $520.0 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $100.0 million, DHI Mortgage had an obligation of $420.0 million outstanding under the mortgage repurchase facility at September 30, 2017 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

In the past, DHI Mortgage has been able to renew or extend its mortgage credit facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the credit facility during periods of higher than normal volumes of mortgages held for sale. The liquidity of the Company’s financial services business depends upon its continued ability to renew and extend the mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2017, 2016 and 2015:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Capitalized interest, beginning of year	$191.2	$208.0	$198.5
Interest incurred (1)	129.3	152.3	169.2
Interest charged to cost of sales	(152.6)	(169.1)	(159.7)
Capitalized interest, end of year	$167.9	$191.2	$208.0
_____________

(1)	Interest incurred includes interest on the Company's mortgage repurchase facility of $8.5 million, $8.4 million and $7.4 million in fiscal 2017, 2016 and 2015, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2017, mortgage loans held for sale had an aggregate carrying value of $587.3 million and an aggregate outstanding principal balance of $570.8 million. At September 30, 2016, mortgage loans held for sale had an aggregate carrying value of $654.0 million and an aggregate outstanding principal balance of $631.8 million. During the years ended September 30, 2017, 2016 and 2015, mortgage loans originated totaled $6.8 billion, $5.9 billion and $5.1 billion, respectively, and mortgage loans sold totaled $6.8 billion, $5.9 billion and $5.0 billion, respectively. The Company had gains on sales of loans and servicing rights of $251.1 million, $207.5 million and $182.8 million during the years ended September 30, 2017, 2016 and 2015, respectively. Net gains on sales of loans and servicing rights are included in financial services revenues in the consolidated statements of operations. Approximately 84% of the mortgage loans sold by DHI Mortgage during fiscal 2017 were sold to three major financial entities, one of which purchased 45% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2017, 2016 and 2015 was not significant, is recognized in financial services revenues in the consolidated statements of operations. At September 30, 2017 and 2016, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $330.7 million and $284.5 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $330.7 million and $284.5 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired and some become real estate owned through the foreclosure process. At September 30, 2017 and 2016, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	September 30,
	2017	2016
	(In millions)
Other mortgage loans	$8.3	$15.6
Real estate owned	—	0.8
	$8.3	$16.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of financial services revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.0	$1.8
Real estate owned	—	0.1
Loan repurchase and settlement obligations - known and expected	7.7	6.8
	$8.7	$8.7

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accounts payable and other liabilities, both of which are in the Financial Services and Other section of the Company’s consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2017 and 2016, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $446.2 million and $467.6 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in financial services revenues in the consolidated statements of operations. At September 30, 2017 and 2016, the notional amount of best-efforts whole loan delivery commitments totaled $26.9 million and $37.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $389.3 million and $385.5 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE G – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Current tax expense:
Federal	$425.6	$376.0	$356.4
State	27.3	15.9	13.2
	452.9	391.9	369.6
Deferred tax expense (benefit):
Federal	87.9	47.6	(3.1)
State	22.9	27.7	6.2
	110.8	75.3	3.1
Total income tax expense	$563.7	$467.2	$372.7

The Company’s effective tax rate was 35.2%, 34.5% and 33.2% in fiscal 2017, 2016 and 2015, respectively. The effective tax rate for all years includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction and federal energy tax credits. The effective tax rate for fiscal 2015 also includes a tax benefit for a reduction in the valuation allowance on deferred tax assets.

The Company previously filed three requests for advance consent for a change in tax accounting method with the Internal Revenue Service (IRS) relating to changes in the timing of income and expense recognition for tax purposes. The Company agreed to and signed consent agreements for two of the three requests during the quarter ended June 30, 2017. The impact of the approved tax accounting method changes was reflected in the consolidated financial statements as of June 30, 2017 as a reduction in income taxes payable of $58.2 million, a reduction in the deferred tax asset related to inventory costs of $50.1 million, an increase in the deferred tax liability related to the deferral of profit on home sales of $13.4 million and income tax expense of $5.3 million. The third request for advance consent for a change in tax accounting method will be recognized in the period in which a consent agreement is issued by the IRS and agreed to and signed by the Company.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 35% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Income taxes at federal statutory rate	$560.7	$473.7	$393.2
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	42.3	38.6	37.0
Domestic production activities deduction	(39.8)	(36.3)	(35.7)
Valuation allowance	0.8	0.2	(21.0)
Tax credits	(3.5)	(15.9)	(2.2)
Other	3.2	6.9	1.4
Total income tax expense	$563.7	$467.2	$372.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement amounts of assets and liabilities and their tax bases and of tax loss and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2017	2016
	(In millions)
Deferred tax assets:
Inventory costs	$42.6	$87.6
Inventory impairments	83.9	128.3
Warranty and construction defect costs	163.7	138.8
Net operating loss carryforwards	26.2	40.1
Tax credit carryforwards	2.5	2.9
Incentive compensation plans	92.6	82.2
Deferred income	1.7	2.2
Other	13.9	11.1
Total deferred tax assets	427.1	493.2
Valuation allowance	(11.2)	(10.3)
Total deferred tax assets, net of valuation allowance	415.9	482.9
Deferred tax liabilities:
Deferral of profit on home sales	41.6	—
Other	9.3	6.6
Total deferred tax liabilities	$50.9	$6.6
Deferred income taxes, net	$365.0	$476.3

Tax benefits of $26.2 million exist for state net operating loss (NOL) carryforwards that will expire at various times depending on the tax jurisdiction. Of the total amount, $3.8 million of the tax benefits will expire from fiscal years 2018 to 2022, $2.7 million will expire from fiscal years 2023 to 2027 and $19.7 million will expire from fiscal years 2028 to 2037. Tax benefits for state tax credit carryforwards of $1.4 million will expire from fiscal years 2018 to 2019 and $1.1 million of tax benefits for state tax credit carryforwards have no expiration date.

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

Valuation Allowance

When assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The valuation allowance for both years relates to the Company’s state deferred tax assets for NOL carryforwards. As of September 30, 2017, the Company believes it is more likely than not that a portion of its state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax assets. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized for accounting purposes. The Company had no unrecognized tax benefits and no accrued interest or penalties related to unrecognized tax benefits at September 30, 2017, 2016 and 2015. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

The Company is subject to federal income tax and to income tax in multiple states. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for fiscal years 2014 through 2017. The Company is currently being audited by various states; however, to date, management is not aware of any significant findings identified by the taxing authorities.

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share. Stock options to purchase 7.3 million shares of common stock were excluded from the computation of diluted earnings per share for fiscal 2015 because their effect would have been antidilutive.

	Year Ended September 30,
	2017	2016	2015
	(In millions)
Numerator:
Net income	$1,038.4	$886.3	$750.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	374.3	371.0	366.3
Effect of dilutive securities:
Employee stock awards	4.6	4.1	3.5
Denominator for diluted earnings per share — adjusted weighted average common shares	378.9	375.1	369.8

Basic net income per common share	$2.77	$2.39	$2.05
Net income per common share assuming dilution	$2.74	$2.36	$2.03

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2017, the Company had 384,036,150 shares of common stock issued and 374,986,079 shares outstanding. No shares of preferred stock were issued or outstanding.

During fiscal 2017, the Company repurchased 1,850,000 shares of its common stock for $60.6 million. Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock effective through July 31, 2018, which replaced the previous authorization. All of the $200 million authorization was remaining at September 30, 2017, and no common stock has been repurchased subsequent to September 30, 2017.

The Board of Directors approved and paid quarterly cash dividends of $0.10 per common share and $0.08 per common share in fiscal 2017 and 2016, respectively. In November 2017, the Board of Directors approved a cash dividend of $0.125 per common share, payable on December 15, 2017, to stockholders of record on December 1, 2017.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $16.0 million, $13.3 million and $10.8 million of expense for matching contributions in fiscal 2017, 2016 and 2015, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $31.6 million and $28.3 million at September 30, 2017 and 2016, respectively. The Company recorded $4.9 million, $4.6 million and $4.4 million of expense for this plan in fiscal 2017, 2016 and 2015, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $58.2 million and $46.7 million at September 30, 2017 and 2016, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $6.3 million and $4.0 million in fiscal 2017 and 2016, respectively, and a reduction in expense of $1.7 million in fiscal 2015.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 111,527 shares for $2.8 million in fiscal 2017, 89,652 shares for $2.2 million in fiscal 2016 and 82,446 shares for $1.7 million in fiscal 2015. At September 30, 2017, the Company had 3.2 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2017, 2016 and 2015, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $16.8 million, $14.2 million and $11.8 million in fiscal 2017, 2016 and 2015, respectively.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based).

At September 30, 2017, the Company had 31.8 million shares of common stock reserved for issuance and 19.0 million shares available for future grants under the Stock Incentive Plan. The discussion that follows provides further information regarding stock-based compensation granted during fiscal 2017, 2016 and 2015.

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2017 vest over periods of 2 to 9.75 years from the initial grant date and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2017, 2016 or 2015, however the following table provides additional information related to stock option activity during those years.

	Year Ended September 30,
	2017		2016		2015
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	11,395,917	$16.69	15,337,656	$17.50	19,478,811	$17.37
Exercised	(2,770,569)	15.83	(3,504,989)	20.02	(3,636,655)	16.49
Cancelled or expired	(194,000)	18.83	(436,750)	18.45	(504,500)	19.89
Outstanding at end of year	8,431,348	$16.92	11,395,917	$16.69	15,337,656	$17.50
Exercisable at end of year	5,772,214	$16.01	6,645,967	$14.99	6,859,889	$16.51

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $49.5 million, $39.2 million and $44.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2017 was $194.0 million and $138.0 million, respectively. Exercise prices for options outstanding at September 30, 2017 ranged from $9.03 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2017 were 4.0 and 3.9 years, respectively.

For fiscal 2017, 2016 and 2015, compensation expense related to stock options was $15.1 million, $20.5 million and $28.9 million, respectively. At September 30, 2017, there was $9.0 million of unrecognized compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.3 years.

Performance-Based Restricted Stock Unit (RSU) Equity Awards

During fiscal 2017, 2016 and 2015, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2017.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2017	2016	2015
				(In millions)
November 2014	September 2017	290,000	$23.62	$3.8	$4.1	$3.4
November 2015	September 2018	330,000	30.81	6.8	4.0	—
November 2016	September 2019	330,000	29.20	5.1	—	—
				$15.7	$8.1	$3.4

In November 2017, the Compensation Committee approved the payout of the performance-based RSUs that vested in September 2017 in the form of 471,250 shares of common stock to satisfy the awards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2017, 2016 and 2015, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 600, 570 and 580 recipients, respectively). These awards vest annually in equal installments over periods of three to five years. RSUs generally result in less dilution to shareholders than stock options, which have been granted to key employees in the past. RSUs also provide an immediate, tangible value to the recipient and better diversification than stock options alone, which promotes the retention of key employees over the multi-year vesting period.

The following table provides additional information related to time-based RSU activity during fiscal 2017, 2016 and 2015.

	Year Ended September 30,
	2017		2016		2015
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,478,233	$24.12	1,978,262	$25.60	26,668	$21.49
Granted	1,868,660	28.64	2,117,330	23.14	2,036,900	26.02
Vested	(792,941)	24.48	(423,427)	25.57	(12,221)	21.48
Cancelled	(188,170)	25.21	(193,932)	25.05	(73,085)	26.06
Outstanding at end of year	4,365,782	$26.09	3,478,233	$24.12	1,978,262	$25.60

The total fair value of shares vested on the vesting date during fiscal 2017, 2016 and 2015 was $25.0 million, $12.0 million and $0.3 million, respectively. For fiscal 2017, 2016 and 2015, compensation expense related to time-based RSUs was $28.8 million, $18.7 million and $9.4 million respectively. At September 30, 2017, there was $69.0 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 3.5 years.

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

Changes in the Company’s warranty liability during fiscal 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Warranty liability, beginning of year	$104.4	$82.0
Warranties issued	69.7	54.2
Changes in liability for pre-existing warranties	30.0	13.9
Settlements made	(60.4)	(45.7)
Warranty liability, end of year	$143.7	$104.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $420.6 million and $423.5 million at September 30, 2017 and 2016, respectively, and are included in homebuilding accrued expenses and other liabilities in the consolidated balance sheets. Approximately 98% and 95% of these reserves related to construction defect matters at September 30, 2017 and 2016, respectively. Expenses related to the Company’s legal contingencies were $87.8 million, $49.6 million and $43.4 million in fiscal 2017, 2016 and 2015, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2017, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company’s reserves for legal claims decreased from $423.5 million at September 30, 2016 to $420.6 million at September 30, 2017. Changes in the Company’s legal claims reserves during fiscal 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Reserves for legal claims, beginning of year	$423.5	$451.0
Increase in reserves	91.0	25.4
Payments	(93.9)	(52.9)
Reserves for legal claims, end of year	$420.6	$423.5

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2005 through 2018, the Company is self-insured for the first $10.0 million to $17.5 million of aggregate completed operations indemnity claims incurred, depending on the policy year. After the aggregate self-insurance limits have been satisfied, the Company’s excess loss insurance coverage begins. However, the Company must still pay $0.25 million of any indemnity claim and a portion of the legal fees incurred for each claim occurrence.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year and for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of excess loss insurance coverage with a third-party insurer. For policy years 2016, 2017 and 2018, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2016, 2017 and 2018 policy years is $0.5 million per occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $74.4 million and $88.7 million at September 30, 2017 and 2016, respectively, and are included in homebuilding other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2017, the Company had total deposits of $227.6 million, consisting of cash deposits of $221.3 million and promissory notes and letters of credit of $6.3 million, to purchase land and lots with a total remaining purchase price of approximately $4.6 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at September 30, 2017, representing $29.7 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Other Commitments

At September 30, 2017, the Company had outstanding surety bonds of $1.2 billion and letters of credit of $96.8 million to secure performance under various contracts. Of the total letters of credit, $94.3 million were issued under the Company’s revolving credit facility. The remaining $2.5 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in homebuilding restricted cash in the consolidated balance sheets.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2017, the future minimum annual lease payments under these agreements are as follows (in millions):

2018	$15.5
2019	9.8
2020	5.7
2021	4.1
2022	2.6
Thereafter	1.1
$38.8

Rent expense was $26.3 million, $24.7 million and $22.4 million for fiscal 2017, 2016 and 2015, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s homebuilding other assets at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Earnest money and refundable deposits	$303.1	$219.7
Insurance receivables	74.4	88.7
Accounts and notes receivable	38.3	35.9
Prepaid assets	30.8	29.5
Rental properties	52.0	56.9
Other assets	20.1	25.5
	$518.7	$456.2

The Company’s homebuilding accrued expenses and other liabilities at September 30, 2017 and 2016 were as follows:

	September 30,
	2017	2016
	(In millions)
Reserves for legal claims	$420.6	$423.5
Employee compensation and related liabilities	192.9	183.3
Warranty liability	143.7	104.4
Accrued interest	11.9	17.9
Federal and state income tax liabilities	20.3	28.1
Inventory related accruals	24.8	31.9
Homebuyer deposits	44.9	54.2
Accrued property taxes	33.5	35.2
Other liabilities	40.5	38.6
	$933.1	$917.1

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

The Company’s assets measured at fair value using Level 3 inputs on a recurring basis are its debt securities collateralized by residential real estate and a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability and for which reference to quoted prices in the secondary markets is not available.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016, and the changes in the fair value of the Level 3 assets during fiscal 2017 and 2016.

		Fair Value at September 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Homebuilding:
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	580.2	5.6	585.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.4	—	9.4
Forward sales of MBS	Other assets	—	1.1	—	1.1
Best-efforts and mandatory commitments	Other assets	—	0.6	—	0.6

		Fair Value at September 30, 2016
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Services and Other:
Mortgage loans held for sale (a)	Mortgage loans held for sale	$—	$640.9	$6.8	$647.7
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.3	—	9.3
Forward sales of MBS	Other liabilities	—	(2.6)	—	(2.6)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

	Level 3 Assets at Fair Value for the Year Ended September 30, 2017
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2017
	(In millions)
Debt securities collateralized by residential real estate	$—	$—	$8.8	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	6.8	1.3	—	(13.4)	—	10.9	5.6

	Level 3 Assets at Fair Value for the Year Ended September 30, 2016
	Balance at September 30, 2015	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2016
	(In millions)
Debt securities collateralized by residential real estate	$33.9	$2.2	$—	$(35.8)	$(0.3)	$—	$—
Mortgage loans held for sale (a)	13.9	2.4	—	(27.1)	—	17.6	6.8
_____________

(a)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in financial services interest and other income. Mortgage loans held for sale at September 30, 2017 and 2016 include $5.6 million and $6.8 million, respectively, of loans for which the Company elected the fair value option upon origination and which the Company did not sell into the secondary market. Mortgage loans held for sale totaling $10.9 million and $17.6 million were transferred to Level 3 during fiscal 2017 and 2016, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or other liabilities. Changes in the fair value of these derivatives are included in financial services revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2017 and 2016:

		Fair Value at September 30, 2017		Fair Value at September 30, 2016
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Homebuilding:
Inventory held and used (a) (b)	Inventories	$—	$33.4	$—	$5.2
Inventory available for sale (a) (c)	Inventories	—	1.2	—	0.8
Financial Services and Other:
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	0.6	1.6	2.4
Other mortgage loans (a) (e)	Other assets	—	1.4	—	3.8
Real estate owned (a) (e)	Other assets	—	—	—	0.1
____________________

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2017 and 2016:

	Carrying Value	Fair Value at September 30, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$973.0	$973.0	$—	$—	$973.0
Restricted cash (a)	9.3	9.3	—	—	9.3
Senior notes (b)	2,440.5	—	2,584.1	—	2,584.1
Other secured notes (a)	11.1	—	—	11.1	11.1
Financial Services and Other:
Cash and cash equivalents (a)	34.8	34.8	—	—	34.8
Restricted cash (a) (c)	7.2	7.2	—	—	7.2
Mortgage repurchase facility (a)	420.0	—	—	420.0	420.0

	Carrying Value	Fair Value at September 30, 2016
		Level 1	Level 2	Level 3	Total
	(In millions)
Homebuilding:
Cash and cash equivalents (a)	$1,271.8	$1,271.8	$—	$—	$1,271.8
Restricted cash (a)	9.5	9.5	—	—	9.5
Senior notes (b)	2,786.7	—	2,947.4	—	2,947.4
Other secured notes (a)	11.6	—	—	11.6	11.6
Financial Services and Other:
Cash and cash equivalents (a)	31.4	31.4	—	—	31.4
Mortgage repurchase facility (a)	473.0	—	—	473.0	473.0
____________________

(a)	The fair value approximates carrying value due to its short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations for fiscal 2017 and 2016 were (in millions, except per share amounts):

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,904.2	$3,251.3	$3,776.4	$4,159.1
Gross profit	558.2	614.5	723.4	802.5
Income before income taxes	318.1	353.9	444.5	485.5
Income tax expense	111.2	124.7	155.5	172.3
Net income	206.9	229.2	289.0	313.2
Basic net income per common share	0.55	0.61	0.77	0.84
Net income per common share assuming dilution	0.55	0.60	0.76	0.82

	Fiscal 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,416.4	$2,767.9	$3,231.9	$3,741.3
Gross profit	468.9	531.7	625.8	732.6
Income before income taxes (a)	241.3	300.5	378.6	433.0
Income tax expense	83.6	105.4	128.8	149.4
Net income	157.7	195.1	249.8	283.6
Basic net income per common share	0.43	0.53	0.67	0.76
Net income per common share assuming dilution	0.42	0.52	0.66	0.75
_____________

(a)	In the fourth quarter of fiscal 2016, income before income taxes was reduced by a goodwill impairment charge of $7.2 million.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUBSEQUENT EVENT

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the merger agreement entered into in June 2017. Forestar is and will continue to be a publicly-traded residential and real estate development company with operations currently in 14 markets and 10 states, where it owns, directly or through joint ventures, interests in 44 residential and mixed-use projects.

The Company’s alignment with Forestar advances its strategy of increasing its access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and the Company plans to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, the Company will have significant influence in guiding the strategic direction and driving the operational execution necessary to increase the future value potential of Forestar.

The Company has hired a valuation firm to assist in the allocation of the purchase price to the assets acquired and liabilities assumed. As of the date of issuance of the financial statements the purchase price allocation had not been completed. The Company anticipates the purchase price will be allocated primarily to the tangible assets acquired and liabilities assumed of Forestar, but does anticipate some intangible assets arising from the transaction.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s senior notes and the unsecured revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by D.R. Horton, Inc. and other subsidiaries (Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries engaged in the financial services segment and certain other subsidiaries do not guarantee the Company’s senior notes and the unsecured revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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

Consolidating Balance Sheet
September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$780.9	$154.5	$72.4	$—	$1,007.8
Restricted cash	7.8	1.5	—	—	9.3
Investments in subsidiaries	4,812.6	—	—	(4,812.6)	—
Inventories	3,540.4	5,579.9	116.8	—	9,237.1
Deferred income taxes	138.5	223.6	2.9	—	365.0
Property and equipment, net	104.8	59.7	166.3	(5.8)	325.0
Other assets	245.5	259.7	67.9	—	573.1
Mortgage loans held for sale	—	—	587.3	—	587.3
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,047.7	—	—	(1,047.7)	—
Total Assets	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$483.9	$956.9	$126.6	$(2.0)	$1,565.4
Intercompany payables	—	732.2	315.5	(1,047.7)	—
Notes payable	2,443.4	8.2	420.0	—	2,871.6
Total Liabilities	2,927.3	1,697.3	862.1	(1,049.7)	4,437.0
Stockholders’ equity	7,750.9	4,661.6	151.0	(4,816.4)	7,747.1
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,750.9	4,661.6	151.5	(4,816.4)	7,747.6
Total Liabilities & Equity	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Homebuilding:
Revenues	$4,773.6	$8,939.5	$37.5	$(9.1)	$13,741.5
Cost of sales	3,827.6	7,199.6	24.1	(8.5)	11,042.8
Gross profit	946.0	1,739.9	13.4	(0.6)	2,698.7
Selling, general and administrative expense	584.3	631.0	5.1	—	1,220.4
Equity in (income) of subsidiaries	(1,232.7)	—	—	1,232.7	—
Other (income) expense	(8.3)	(1.4)	(1.3)	—	(11.0)
Homebuilding pre-tax income	1,602.7	1,110.3	9.6	(1,233.3)	1,489.3
Financial Services and Other:
Revenues	—	—	349.5	—	349.5
General and administrative expense	—	—	251.2	—	251.2
Interest and other (income) expense	—	—	(14.5)	—	(14.5)
Financial services and other pre-tax income	—	—	112.8	—	112.8
Income before income taxes	1,602.7	1,110.3	122.4	(1,233.3)	1,602.1
Income tax expense	563.9	388.6	45.9	(434.7)	563.7
Net income	$1,038.8	$721.7	$76.5	$(798.6)	$1,038.4
Comprehensive income	$1,038.8	$721.7	$76.5	$(798.6)	$1,038.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(288.3)	$721.0	$115.0	$(112.6)	$435.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(54.2)	(26.2)	(86.0)	9.1	(157.3)
(Increase) decrease in restricted cash	(0.4)	0.6	(7.2)	—	(7.0)
Net principal decrease of other mortgage loans and real estate owned	—	—	6.2	—	6.2
Purchases of debt securities collateralized by residential real estate	(8.8)	—	—	—	(8.8)
Intercompany advances	561.7	—	—	(561.7)	—
Payments related to acquisition of a business	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	494.2	(25.6)	(87.0)	(552.6)	(171.0)
FINANCING ACTIVITIES
Proceeds from notes payable	835.0	—	—	—	835.0
Repayment of notes payable	(1,187.2)	(5.1)	(53.0)	—	(1,245.3)
Intercompany advances	—	(689.8)	128.1	561.7	—
Proceeds from stock associated with certain employee benefit plans	46.7	—	—	—	46.7
Excess income tax benefit from employee stock awards	14.3	—	—	—	14.3
Cash dividends paid	(149.6)	—	(103.5)	103.5	(149.6)
Repurchases of common stock	(60.6)	—	—	—	(60.6)
Net cash used in financing activities	(501.4)	(694.9)	(28.4)	665.2	(559.5)
(Decrease) increase in cash and cash equivalents	(295.5)	0.5	(0.4)	—	(295.4)
Cash and cash equivalents at beginning of year	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of year	$780.9	$154.5	$72.4	$—	$1,007.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$115.1	$596.7	$(16.0)	$(77.8)	$618.0
INVESTING ACTIVITIES
Expenditures for property and equipment	(40.7)	(14.3)	(47.1)	16.0	(86.1)
Decrease in restricted cash	—	0.2	—	—	0.2
Net principal decrease of other mortgage loans and real estate owned	—	—	19.7	—	19.7
Proceeds from the sale of debt securities collateralized by residential real estate	35.8	—	—	—	35.8
Intercompany advances	409.9	—	—	(409.9)	—
Payments related to acquisition of a business	(82.2)	—	—	—	(82.2)
Net cash provided by (used in) investing activities	322.8	(14.1)	(27.4)	(393.9)	(112.6)
FINANCING ACTIVITIES
Repayment of notes payable	(542.9)	(1.9)	(4.9)	—	(549.7)
Intercompany advances	—	(521.3)	111.4	409.9	—
Proceeds from stock associated with certain employee benefit plans	72.4	—	—	—	72.4
Excess income tax benefit from employee stock awards	10.0	—	—	—	10.0
Cash dividends paid	(118.7)	—	(61.8)	61.8	(118.7)
Net cash (used in) provided by financing activities	(579.2)	(523.2)	44.7	471.7	(586.0)
(Decrease) increase in cash and cash equivalents	(141.3)	59.4	1.3	—	(80.6)
Cash and cash equivalents at beginning of year	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of year	$1,076.4	$154.0	$72.8	$—	$1,303.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE Q – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2015

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$308.2	$530.1	$(106.3)	$(31.6)	$700.4
INVESTING ACTIVITIES
Expenditures for property and equipment	(24.5)	(24.8)	(6.8)	—	(56.1)
Proceeds from the sale of property and equipment to a related party	56.0	—	—	—	56.0
Increase in restricted cash	(0.4)	(0.3)	—	—	(0.7)
Net principal increase of other mortgage loans and real estate owned	—	—	(8.9)	—	(8.9)
Purchases of debt securities collateralized by residential real estate	(14.8)	—	—	—	(14.8)
Intercompany advances	444.7	—	—	(444.7)	—
Payments related to acquisition of a business	(70.9)	—	—	—	(70.9)
Net cash provided by (used in) investing activities	390.1	(25.1)	(15.7)	(444.7)	(95.4)
FINANCING ACTIVITIES
Proceeds from notes payable	1,472.0	—	118.7	—	1,590.7
Repayment of notes payable	(1,432.5)	(6.3)	(17.4)	—	(1,456.2)
Intercompany advances	—	(493.6)	48.9	444.7	—
Proceeds from stock associated with certain employee benefit plans	61.8	—	—	—	61.8
Excess income tax benefit from employee stock awards	12.3	—	—	—	12.3
Cash dividends paid	(91.6)	—	(31.6)	31.6	(91.6)
Net cash provided by (used in) financing activities	22.0	(499.9)	118.6	476.3	117.0
Increase (decrease) in cash and cash equivalents	720.3	5.1	(3.4)	—	722.0
Cash and cash equivalents at beginning of year	497.4	89.5	74.9	—	661.8
Cash and cash equivalents at end of year	$1,217.7	$94.6	$71.5	$—	$1,383.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2017, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2017:

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	13,747,130	(1)	$16.92	(2)	22,223,307	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	13,747,130		$16.92		22,223,307
______________

(1)	Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted.

(2)	Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.

(3)
Amount includes 3,215,080 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 111,527 shares of common stock in fiscal 2017.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and incorporated herein by reference.

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
(3). and (b) Exhibits:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated June 29, 2017 by and among the Registrant, Force Merger Sub, Inc. and Forestar Group Inc. (10)
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992 (3)

3.2	Amended and Restated Bylaws (4)
4.1	See Exhibit 3.1
4.2	Senior Debt Securities Indenture, dated as of May 1, 2012, between Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (36)
4.3
Second Supplemental Indenture, dated as of September 14, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Registrant (38)

4.4
Third Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 3.625% Senior Notes due 2018 issued by the Registrant (2)

4.5
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Registrant (13)

4.6	Fifth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (14)
4.7
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (29)

4.8
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.750% Senior Notes Due 2019 issued by the Registrant (39)

Exhibit Number		Exhibit

4.9
Eighth Supplemental Indenture, dated as of February 9, 2015, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.000% Senior Notes Due 2020 issued by the Registrant (45)

10.1		Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (5)
10.2	†	D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (6)
10.3	†	Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (7)
10.4	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (8)
10.5	†	D.R. Horton, Inc. 2006 Stock Incentive Plan (19)
10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (33)
10.7	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (44)
10.8	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (20)
10.9	†	Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (21)
10.10	†	Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (22)
10.11	†	Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (24)
10.12	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (34)
10.13	†	Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (1)
10.14	†	Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (30)
10.15	†	Form of Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (43)
10.16	†	Form of Time-Based Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (48)
10.17	†	Form of Stock Award Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (35)
10.18	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (9)
10.19	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (32)
10.20	†	D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (31)
10.21	†	D.R. Horton, Inc. Amended and Restated 2000 Incentive Bonus Plan (11)
10.22	†	D.R. Horton, Inc. 2008 Performance Unit Plan (25)
10.23	†	Form of Performance Unit Award pursuant to the Registrant’s 2008 Performance Unit Plan - 2008 Form and 2009 Form (15)

Exhibit Number		Exhibit

10.24	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2017) (16)
10.25	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2018) (*)
10.26	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2017) (17)
10.27	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2018) (*)
10.28	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2017) (18)
10.29	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2018) (*)
10.30	†	Consulting Agreement between Registrant and Donald J. Tomnitz (41)
10.31		Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (12)
10.32		Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (37)
10.33		Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (23)
10.34		Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (28)
10.35		Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (42)
10.36		Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (47)
10.37		Amendment No. 6 to Credit Agreement, dated September 25, 2017 by and among the Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein. (51)
10.38
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (26)

10.39		Second Amendment to Amended and Restated Master Repurchase Agreement, dated February 28, 2014, among DHI Mortgage Company, Ltd., U.S. Bank National Association, and all other buyers (40)
10.40
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (46)

10.41
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (49)

10.42
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (50)

10.43
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers. (53)

Exhibit Number	Exhibit

10.44
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (27)

10.45	Stockholder’s Agreement dated June 29, 2017 by and between the Registrant and Forestar Group Inc. (52)
10.46	Master Supply Agreement dated June 29, 2017 by and between the Registrant and Forestar Group Inc. (54)
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (*)
14.1	Code of Ethical Conduct for the CEO, CFO and Senior Financial Officers (**)
21.1	Subsidiaries of D.R. Horton, Inc. (*)
23.1	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas (*)
31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Executive Officer (*)
32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Registrant’s Chief Financial Officer (*)
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2017, filed on November 15, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

_____________________
*    Filed herewith.
**    Posted to the Registrant’s website at www.drhorton.com under the Investor Relations and Corporate Governance links.
†    Management contract or compensatory plan arrangement.

(1)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011.
(2)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(3)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(4)	Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 2, 2017, filed with the SEC on November 8, 2017.
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

(10)	Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.
(11)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.
(12)	Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002.
(13)	Incorporated herein by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(14)	Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013.
(15)
Incorporated herein by reference from Exhibit 10.1 (2008 Form) to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008; and Exhibit 10.4 (2009 Form) to the Registrant’s Current Report on Form 8-K dated November 20, 2008, filed with the SEC on November 26, 2008.

(16)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(17)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(18)	Incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016.
(19)	Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(20)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(21)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006.
(22)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(23)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012.
(24)	Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008.
(25)	Incorporated herein by reference from Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 7, 2008.
(26)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013.

(27)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(28)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013.
(29)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013.
(30)	Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013.
(31)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(32)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008.
(33)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011.
(34)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(35)	Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010.
(36)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012.
(37)	Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012.
(38)	Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012.
(39)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014.
(40)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014.
(41)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2014, filed with the SEC on October 3, 2014.
(42)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014.
(43)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014.
(44)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015.
(45)	Incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2015, filed with the SEC on February 9, 2015.
(46)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015.
(47)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 26, 2015, filed with the SEC on August 27, 2015.

(48)	Incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015.
(49)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016, filed with the SEC on March 2, 2016.
(50)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2016, filed with the SEC on September 27, 2016.
(51)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2017, filed with the SEC on September 28, 2017.
(52)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.
(53)	Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2017, filed with the SEC on February 28, 2017.
(54)	Incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 15, 2017	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 15, 2017
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 15, 2017
Bill W. Wheat

/s/ Donald R. Horton	Chairman of the Board and Director	November 15, 2017
Donald R. Horton

/s/ Barbara K. Allen	Director	November 15, 2017
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 15, 2017
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 15, 2017
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 15, 2017
Michael W. Hewatt