Form 10-Q
period 2017-12-31
HORTON D R INC /DE/
filed 2018-02-08
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
Common stock, $.01 par value – 375,920,628 shares as of January 24, 2018

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$920.3	$1,007.8
Restricted cash	53.7	16.5
Inventories:
Construction in progress and finished homes	4,907.8	4,606.0
Residential land and lots — developed and under development	4,827.7	4,519.7
Land held for development	100.5	101.0
Land held for sale	204.2	10.4
	10,040.2	9,237.1
Investment in unconsolidated entities	86.1	—
Mortgage loans held for sale	538.2	587.3
Deferred income taxes, net of valuation allowance of $21.7 million and $11.2 million at December 31, 2017 and September 30, 2017, respectively	239.1	365.0
Property and equipment, net	357.7	325.0
Other assets	622.0	565.9
Goodwill	100.0	80.0
Total assets	$12,957.3	$12,184.6
LIABILITIES
Accounts payable	$575.7	$580.4
Accrued expenses and other liabilities	1,068.1	985.0
Notes payable	3,258.1	2,871.6
Total liabilities	4,901.9	4,437.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 385,244,037 shares issued and 375,693,966 shares outstanding at December 31, 2017 and 384,036,150 shares issued and 374,986,079 shares outstanding at September 30, 2017	3.9	3.8
Additional paid-in capital	3,010.2	2,992.2
Retained earnings	5,088.2	4,946.0
Treasury stock, 9,550,071 shares and 9,050,071 shares at December 31, 2017 and September 30, 2017, respectively, at cost	(220.3)	(194.9)
Stockholders’ equity	7,882.0	7,747.1
Noncontrolling interests	173.4	0.5
Total equity	8,055.4	7,747.6
Total liabilities and equity	$12,957.3	$12,184.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016
	(In millions, except per share data) (Unaudited)
Revenues	$3,332.7	$2,904.2
Cost of sales	2,580.1	2,267.9
Selling, general and administrative expense	384.2	325.9
Equity in earnings of unconsolidated entities	(2.3)	—
Other (income) expense	(20.5)	(7.7)
Income before income taxes	391.2	318.1
Income tax expense	202.4	111.2
Net income	188.8	206.9
Net loss attributable to noncontrolling interests	(0.5)	—
Net income attributable to D.R. Horton, Inc.	$189.3	$206.9

Basic net income per common share attributable to D.R. Horton, Inc.	$0.50	$0.55
Diluted net income per common share attributable to D.R. Horton, Inc.	$0.49	$0.55
Cash dividends declared per common share	$0.125	$0.10

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2017	2016
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$188.8	$206.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.2	14.4
Amortization of discounts and fees	1.2	1.3
Stock based compensation expense	13.6	9.3
Equity in earnings of unconsolidated entities	(2.3)	—
Distributions of earnings of unconsolidated entities	0.2	—
Excess income tax benefit from employee stock awards	—	(0.5)
Deferred income taxes	126.3	8.3
Inventory and land option charges	3.7	2.3
Gain on sale of rental properties	(13.4)	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(302.3)	(246.3)
Increase in residential land and lots – developed, under development, held for development and held for sale	(185.2)	(152.6)
Decrease (increase) in other assets	4.3	(4.9)
Decrease in mortgage loans held for sale	49.1	105.7
Increase in accounts payable, accrued expenses and other liabilities	24.8	27.9
Net cash used in operating activities	(75.0)	(28.2)
INVESTING ACTIVITIES
Expenditures for property and equipment	(44.4)	(22.2)
Proceeds from sale of rental properties	24.8	—
Increase in restricted cash	(37.2)	(6.0)
Investment in unconsolidated entities	(0.1)	—
Return of investment in unconsolidated entities	15.0	—
Net principal decrease of other mortgage loans and real estate owned	0.1	1.0
Payments related to acquisition of a business, net of cash acquired	(156.4)	(4.1)
Net cash used in investing activities	(198.2)	(31.3)
FINANCING ACTIVITIES
Proceeds from notes payable	1,113.9	—
Repayment of notes payable	(825.8)	(0.3)
Payments on mortgage repurchase facility, net	(32.6)	(54.0)
Proceeds from stock associated with certain employee benefit plans	14.6	2.8
Excess income tax benefit from employee stock awards	—	0.5
Cash paid for shares withheld for taxes	(10.3)	(5.1)
Cash dividends paid	(47.0)	(37.3)
Repurchases of common stock	(25.4)	—
Distributions to noncontrolling interests, net	(1.7)	—
Net cash provided by (used in) financing activities	185.7	(93.4)
DECREASE IN CASH AND CASH EQUIVALENTS	(87.5)	(152.9)
Cash and cash equivalents at beginning of period	1,007.8	1,303.2
Cash and cash equivalents at end of period	$920.3	$1,150.3
Supplemental disclosures of non-cash activities:
Stock issued under employee incentive plans	$13.9	$7.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2017

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, including recently acquired Forestar Group Inc. (Forestar), which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. The Company owns a 75% controlling interest in Forestar and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 25% interest the Company does not own is accounted for as noncontrolling interests. The Company’s investment in unconsolidated entities in which significant influence, but not control, is held is accounted for by the equity method of accounting. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2017, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

Change in Presentation and Reclassifications

Certain reclassifications have been made to conform to the current year’s presentation. The Company has changed the presentation of the consolidated balance sheets and statements of operations to present its homebuilding, land development, financial services and other operations on a combined basis. Prior year amounts have also been combined to reflect this presentation. Of the $56.7 million accounts payable and other liabilities in financial services and other operations at September 30, 2017, $4.8 million is classified as accounts payable and $51.9 million is classified as accrued expenses and other liabilities under the new presentation. See Note B for detailed financial information for the Company’s reporting segments.

Additionally, as a result of the adoption of ASU 2016-09 in the current period, $5.1 million of cash paid for shares withheld for taxes on stock-based awards was reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows for the three months ended December 31, 2016. These reclassifications had no effect on the Company’s consolidated financial position or results of operations.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

Business Acquisition

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the merger agreement entered into in June 2017 (the acquisition). Forestar was and continues to be a publicly-traded residential and real estate development company with operations currently in 16 markets and 11 states.

The Company’s alignment with Forestar advances its strategy of increasing its access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and the Company plans to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, the Company has significant influence in guiding the strategic direction and operations of Forestar.

The Company hired a valuation firm to assist in the allocation of the purchase price to Forestar’s assets and liabilities. The fair values of inventories and the investment in unconsolidated entities were determined by discounting the expected future cash flows using discount rates of approximately 16% to 22% or based on contract prices from third parties. The fair values of inventories and the investment in unconsolidated entities utilized significant inputs not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The fair value of noncontrolling interests was based on valuing the Forestar shares that were not purchased by the Company at the weighted average stock price of Forestar on the acquisition date, which is a Level 1 measurement. The fair value of notes payable was based on quoted market prices, which is a Level 2 measurement. The fair values of other assets and liabilities primarily approximate carrying value due to their short-term nature, which is a Level 1 measurement. Certain estimated fair values, including goodwill, inventory, investment in unconsolidated entities, other assets and tax related amounts, are not yet finalized and are subject to revision as additional information becomes available and more detailed analyses are completed.

The purchase price was allocated based on the preliminary estimated fair value of 100% of Forestar’s assets and liabilities, as follows (in millions):

Cash	$401.9
Inventories	344.7
Investment in unconsolidated entities	99.2
Other assets	51.2
Goodwill	20.0
Total assets	917.0

Accounts payable	4.0
Accrued expenses and other liabilities	49.4
Notes payable	130.1
Total liabilities	183.5

Less: Noncontrolling interests	175.2
Net assets acquired	$558.3

As a result of the acquisition, the Company’s preliminary estimate of goodwill is $20.0 million, none of which will be tax deductible. The goodwill relates to expected synergies from the relationship with Forestar under the master supply agreement that will increase the Company’s access to high-quality optioned land and lot positions. The transaction costs incurred by D.R. Horton related to this acquisition were $7.2 million, of which $5.3 million was incurred during the current period and expensed to selling, general and administrative expense in the three months ended December 31, 2017.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

The following unaudited pro forma data presents consolidated pro forma information as if the acquisition had been completed on October 1, 2016. The unaudited pro forma results include adjustments for interest expense and other acquisition related costs and their related income tax effects. This pro forma data should not be considered indicative of the results that would have actually occurred if the acquisition had been consummated on October 1, 2016, or of future results.

	Three Months Ended December 31,
	2017	2016
	(In millions)
Revenues	$3,332.7	$2,968.7
Net income attributable to D.R. Horton, Inc.	$192.7	$237.6
Diluted net income per common share attributable to D.R. Horton, Inc.	$0.50	$0.63

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company currently plans to adopt this standard using the modified retrospective method and is continuing to evaluate its effect.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The guidance was effective for the Company beginning October 1, 2017 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for the Company beginning October 1, 2017 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 79 markets in 26 states across the United States. The Company’s operating segments are its 44 homebuilding divisions, its majority-owned Forestar land development operations acquired in October 2017, its financial services operations and its other business activities. The homebuilding operating segments are aggregated into six reporting segments, as shown below. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment.

The Company’s homebuilding divisions design, build and sell single-family detached homes on lots they develop and on fully developed lots purchased ready for home construction. To a lesser extent, the homebuilding divisions also build and sell attached homes, such as townhomes, duplexes, triplexes and condominiums. The homebuilding divisions generate most of their revenues from the sale of homes, with a lesser amount from the sale of land and lots. The Company’s reportable homebuilding segments are: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The Forestar land development reporting segment has operations in 16 markets and 11 states, where it owns, directly or through joint ventures, interests in residential and mixed-use projects. The Company’s homebuilding divisions and Forestar are currently identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions expect to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

The Company’s financial services reporting segment provides mortgage financing and title agency services to homebuyers in many of the Company’s homebuilding markets. The segment generates the substantial majority of its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers.

In addition to its core homebuilding, land development and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, recently began developing and constructing multi-family rental properties on land parcels the Company already owned and currently has five projects under active construction. At December 31, 2017 and September 30, 2017, property and equipment balances in the consolidated balance sheets included $115.6 million and $93.7 million, respectively, related to costs incurred by DHI Communities. The results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2017
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Other Adjustments (3)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$558.0	$321.8	$24.5	$16.0	$—	$920.3
Restricted cash	8.3	40.0	5.4	—	—	53.7
Inventories:
Construction in progress and finished homes	4,907.8	—	—	—	—	4,907.8
Residential land and lots — developed and under development	4,649.2	131.8	—	—	46.7	4,827.7
Land held for development	100.5	—	—	—	—	100.5
Land held for sale	18.2	183.2	—	—	2.8	204.2
	9,675.7	315.0	—	—	49.5	10,040.2
Investment in unconsolidated entities	—	65.1	—	—	21.0	86.1
Mortgage loans held for sale	—	—	538.2	—	—	538.2
Deferred income taxes	236.3	2.5	—	—	0.3	239.1
Property and equipment, net	204.3	2.0	3.1	148.3	—	357.7
Other assets	545.3	18.4	34.1	3.8	20.4	622.0
Goodwill	80.0	—	—	—	20.0	100.0
	$11,307.9	$764.8	$605.3	$168.1	$111.2	$12,957.3
Liabilities
Accounts payable	$567.0	$2.4	$1.6	$4.7	$—	$575.7
Accrued expenses and other liabilities	997.2	45.5	30.9	18.3	(23.8)	1,068.1
Notes payable	2,749.6	108.4	387.5	—	12.6	3,258.1
	$4,313.8	$156.3	$420.0	$23.0	$(11.2)	$4,901.9
______________

(1)
Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent purchase accounting adjustments related to the Forestar acquisition and the reclassification of $2.1 million of interest expense to inventory.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

	September 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$973.0	$24.1	$10.7	$1,007.8
Restricted cash	9.3	7.2	—	16.5
Inventories:
Construction in progress and finished homes	4,606.0	—	—	4,606.0
Residential land and lots — developed and under development	4,519.7	—	—	4,519.7
Land held for development	101.0	—	—	101.0
Land held for sale	10.4	—	—	10.4
	9,237.1	—	—	9,237.1
Mortgage loans held for sale	—	587.3	—	587.3
Deferred income taxes	365.0	—	—	365.0
Property and equipment, net	194.4	3.0	127.6	325.0
Other assets	518.7	42.2	5.0	565.9
Goodwill	80.0	—	—	80.0
	$11,377.5	$663.8	$143.3	$12,184.6
Liabilities
Accounts payable	$575.6	$1.5	$3.3	$580.4
Accrued expenses and other liabilities	933.1	35.6	16.3	985.0
Notes payable	2,451.6	420.0	—	2,871.6
	$3,960.3	$457.1	$19.6	$4,437.0
______________

(1)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

	Three Months Ended December 31, 2017
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Other Adjustments (3)	Consolidated
	(In millions)
Revenues:
Home sales	$3,184.5	$—	$—	$—	$—	$3,184.5
Land/lot sales and other	36.4	30.8	—	—	—	67.2
Financial services	—	—	81.0	—	—	81.0
	3,220.9	30.8	81.0	—	—	3,332.7
Cost of sales:
Home sales	2,521.5	—	—	—	—	2,521.5
Land/lot sales and other	31.2	19.3	—	—	4.4	54.9
Inventory and land option charges	3.7	—	—	—	—	3.7
	2,556.4	19.3	—	—	4.4	2,580.1
Selling, general and administrative expense	304.8	13.6	61.7	4.0	0.1	384.2
Equity in earnings of unconsolidated entities	—	(7.6)	—	—	5.3	(2.3)
Interest expense	—	2.1	—	—	(2.1)	—
Other (income) expense	(14.1)	(0.6)	(2.9)	(2.9)	—	(20.5)
Income before income taxes	$373.8	$4.0	$22.2	$(1.1)	$(7.7)	$391.2
Summary Cash Flow Information:
Depreciation and amortization	$13.1	$1.2	$0.4	$1.4	$0.1	$16.2
Cash (used in) provided by operating activities	$(101.6)	$(36.2)	$67.9	$3.0	$(8.1)	$(75.0)
______________

(1)
Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent purchase accounting adjustments related to the Forestar acquisition and the reclassification of $2.1 million of interest expense to inventory.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

	Three Months Ended December 31, 2016
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$2,797.7	$—	$—	$2,797.7
Land/lot sales and other	28.4	—	—	28.4
Financial services	—	78.1	—	78.1
	2,826.1	78.1	—	2,904.2
Cost of sales:
Home sales	2,244.8	—	—	2,244.8
Land/lot sales and other	20.8	—	—	20.8
Inventory and land option charges	2.3	—	—	2.3
	2,267.9	—	—	2,267.9
Selling, general and administrative expense	268.4	54.8	2.7	325.9
Other (income) expense	(4.1)	(3.2)	(0.4)	(7.7)
Income before income taxes	$293.9	$26.5	$(2.3)	$318.1
Summary Cash Flow Information:
Depreciation and amortization	$13.3	$0.3	$0.8	$14.4
Cash (used in) provided by operating activities	$(98.3)	$59.9	$10.2	$(28.2)
______________

(1)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

Homebuilding Inventories by Reporting Segment (1)	December 31, 2017	September 30, 2017
	(In millions)
East	$1,155.6	$1,068.9
Midwest	543.3	492.6
Southeast	2,470.2	2,392.3
South Central	2,281.9	2,199.4
Southwest	516.7	506.1
West	2,477.7	2,352.5
Corporate and unallocated (2)	230.3	225.3
	$9,675.7	$9,237.1
______________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2017	2016
	(In millions)
Revenues
East	$393.0	$305.9
Midwest	161.4	151.1
Southeast	988.7	883.4
South Central	808.8	756.9
Southwest	156.4	108.6
West	712.6	620.2
	$3,220.9	$2,826.1
Income before Income Taxes (1)
East	$45.0	$26.3
Midwest	13.3	10.2
Southeast	122.5	99.6
South Central	101.5	96.5
Southwest	14.7	4.0
West	76.8	57.3
	$373.8	$293.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE C – INVENTORIES

At December 31, 2017, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $61.5 million and recorded impairment charges of $1.4 million during the three months ended December 31, 2017 to reduce the carrying value of impaired communities to their estimated fair value. There were no impairment charges recorded in the three months ended December 31, 2016.

During both of the three months ended December 31, 2017 and 2016, the Company wrote off $2.3 million of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate.

Land held for sale of $204.2 million at December 31, 2017 primarily relates to legacy assets in the Forestar land development segment that the Company expects to sell in the next twelve months. On February 8, 2018, the Company sold these assets. See Note O.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of debt issuance costs, consist of the following:

	December 31, 2017	September 30, 2017
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2022	$300.0	$—
3.625% senior notes due 2018	—	399.7
3.75% senior notes due 2019	499.0	498.8
4.0% senior notes due 2020	498.1	497.9
2.55% senior notes due 2020	397.4	—
4.375% senior notes due 2022	348.1	348.1
4.75% senior notes due 2023	298.5	298.4
5.75% senior notes due 2023	397.7	397.6
Other secured notes	10.8	11.1
	2,749.6	2,451.6
Forestar:
Unsecured:
3.75% convertible senior notes due 2020	120.7
Other indebtedness	0.3
	121.0
Financial Services:
Mortgage repurchase facility, maturing 2018	387.5	420.0
	$3,258.1	$2,871.6

Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $11.0 million and $9.5 million at December 31, 2017 and September 30, 2017, respectively. These costs are capitalized into inventory as they are amortized. Forestar’s 3.75% convertible senior notes due 2020 include a purchase accounting adjustment of $12.6 million to increase the notes to their fair value at the acquisition date.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

Homebuilding:

The Company has a $1.275 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2022. Borrowings and repayments under the facility were $715 million and $415 million, respectively, during the three months ended December 31, 2017. At December 31, 2017, there were $300 million of borrowings outstanding at a 3.4% annual interest rate and $98.0 million of letters of credit issued under the revolving credit facility.

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2017, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2015, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In December 2017, the Company issued $400 million principal amount of 2.55% senior notes due December 1, 2020, with interest payable semi-annually. The notes represent unsecured obligations of the Company. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 2.8%. In December 2017, the Company redeemed $400 million principal amount of its 3.625% senior notes due February 2018. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2018. All of the $500 million authorization was remaining at December 31, 2017.

Forestar:

On October 5, 2017, Forestar terminated its $50 million senior credit facility. The $50 million senior credit facility included a $50 million sublimit for letters of credit, of which $14.3 million was outstanding at the time of termination. Also on October 5, 2017, Forestar entered into a new agreement providing for a $30 million secured standby letter of credit facility, secured by $40 million in cash, which is included in restricted cash in the consolidated balance sheet. Letters of credit outstanding under the prior facility were transferred to the new facility. Outstanding letters of credit at December 31, 2017 totaled $14.4 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

On October 5, 2017, Forestar had $120 million principal amount of 3.75% convertible senior notes due 2020. The completion of the acquisition resulted in a fundamental change in the notes as described in the related note indentures and as a result, Forestar offered to purchase all or any part of every holder’s convertible senior notes for a price in cash equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, Forestar purchased $1.1 million of the aggregate principal amount of the notes. Also, prior to the acquisition, upon conversion of the notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the acquisition, the conversion ratio was adjusted in accordance with the indenture governing the convertible notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. The convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

On October 5, 2017, Forestar had $5.3 million principal amount of 8.50% senior secured notes due 2022. Pursuant to the indenture governing the notes, the notes were redeemed for $5.9 million on October 30, 2017.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. The Company is currently in discussions with its lenders and expects to renew and extend the facility on similar terms prior to its February 23, 2018 maturity date.

As of December 31, 2017, $494.6 million of mortgage loans held for sale with a collateral value of $476.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $89.1 million, DHI Mortgage had an obligation of $387.5 million outstanding under the mortgage repurchase facility at December 31, 2017 at a 3.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first quarter of fiscal 2018 and fiscal 2017, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
	(In millions)
Capitalized interest, beginning of period	$167.9	$191.2
Interest incurred (1)	31.0	33.5
Interest charged to cost of sales	(28.6)	(34.7)
Capitalized interest, end of period	$170.3	$190.0
_______________

(1)
Interest incurred includes interest on the Company's mortgage repurchase facility of $2.1 million and $1.7 million in the three months ended December 31, 2017 and 2016, respectively, and interest incurred by Forestar of $0.1 million from the acquisition date through December 31, 2017.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2017, mortgage loans held for sale had an aggregate carrying value of $538.2 million and an aggregate outstanding principal balance of $521.3 million. At September 30, 2017, mortgage loans held for sale had an aggregate carrying value of $587.3 million and an aggregate outstanding principal balance of $570.8 million. During the three months ended December 31, 2017 and 2016, mortgage loans originated totaled $1.6 billion and $1.4 billion, respectively, and mortgage loans sold totaled $1.6 billion and $1.5 billion, respectively. The Company had gains on sales of loans and servicing rights of $57.0 million during the three months ended December 31, 2017 compared to $57.4 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 91% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2017 were sold to four major financial entities, one of which purchased 39% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three months ended December 31, 2017 and 2016 was not significant, is recognized in revenues in the consolidated statements of operations. At December 31, 2017 and September 30, 2017, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $374.7 million and $330.7 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $374.6 million and $330.7 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some become real estate owned through the foreclosure process. At December 31, 2017 and September 30, 2017, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	December 31, 2017	September 30, 2017
	(In millions)
Other mortgage loans	$8.0	$8.3
Real estate owned	0.2	—
	$8.2	$8.3

The Company has recorded reserves for estimated losses on other mortgage loans and future loan repurchase obligations due to the limited recourse provisions, both of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017	September 30, 2017
	(In millions)
Loss reserves related to:
Other mortgage loans	$1.1	$1.0
Loan repurchase and settlement obligations – known and expected	6.8	7.7
	$7.9	$8.7

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2017 and September 30, 2017, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $452.9 million and $446.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At December 31, 2017 and September 30, 2017, the notional amount of best-efforts whole loan delivery commitments totaled $31.8 million and $26.9 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $376.4 million and $389.3 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2017 and 2016 was $202.4 million and $111.2 million, respectively. The effective tax rate was 51.7% for the three months ended December 31, 2017 compared to 35.0% in the prior year period. The effective tax rate for the three months ended December 31, 2017 reflects the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, and an excess tax benefit related to stock-based compensation. The effective tax rate for both periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which will be 24.5% for the Company’s fiscal year ending September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory tax rate that applied to its year-to-date earnings from 35% to 24.5%. In addition, the Company remeasured its deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million during the three months ended December 31, 2017. After the remeasurement, the Company’s deferred tax assets, net of deferred tax liabilities, were $260.8 million at December 31, 2017 compared to $376.2 million at September 30, 2017. No other tax law changes as a result of the Tax Act are expected to have a significant impact on the Company’s financial statements. The adjustment to the deferred tax accounts as a result of the law change is the Company’s best estimate based on the information available at this time and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates and would be recorded in subsequent quarters until the filing of the Company’s federal tax return. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118.

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar. The Company has recorded a preliminary estimate for goodwill of $20.0 million, which is not deductible for income tax purposes. Deferred tax assets of $19.5 million and a valuation allowance of $19.2 million were recorded as a result of the acquisition. At the acquisition date, the Company considered whether it was more likely than not that some portion or all of Forestar’s deferred tax assets would not be realized. In making such judgment, the Company considered all available positive and negative evidence. The Company determined that Forestar’s cumulative losses in recent years were a significant piece of negative evidence that outweighed the positive evidence, and a valuation allowance was recorded.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

In addition to the valuation allowance relating to Forestar’s deferred tax assets, the Company has a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance was recorded because it is more likely than not that a portion of the state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax asset. The Company’s total valuation allowance was $21.7 million at December 31, 2017 and $11.2 million at September 30, 2017. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards and Forestar’s deferred tax assets. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

	Three Months Ended December 31,
	2017	2016
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$189.3	$206.9
Denominator:
Denominator for basic earnings per share — weighted average common shares	375.8	373.3
Effect of dilutive securities:
Employee stock awards	8.0	4.1
Denominator for diluted earnings per share — adjusted weighted average common shares	383.8	377.4

Basic net income per common share attributable to D.R. Horton, Inc.	$0.50	$0.55
Diluted net income per common share attributable to D.R. Horton, Inc.	$0.49	$0.55

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock effective through July 31, 2018. During the three months ended December 31, 2017, the Company repurchased 500,000 shares of its common stock for $25.4 million, resulting in a remaining authorization of $174.6 million at December 31, 2017.

During the three months ended December 31, 2017, the Board of Directors approved a quarterly cash dividend of $0.125 per common share, which was paid on December 15, 2017 to stockholders of record on December 1, 2017. In January 2018, the Board of Directors approved a quarterly cash dividend of $0.125 per common share, payable on March 9, 2018 to stockholders of record on February 23, 2018. Quarterly cash dividends of $0.10 per common share were approved and paid in the comparable quarters of fiscal 2017.

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

In November 2017, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2020. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $45.79 per unit. Compensation expense related to these grants was $1.6 million in the three months ended December 31, 2017, based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award. Also, 40,000 time-based RSUs were granted to the Company’s Chief Financial Officer in November 2017. These time-based RSUs vest annually in equal installments over a three-year period ending November 2020. The fair value of this equity award on the date of grant was $43.46 per unit.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE K – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built.

Changes in the Company’s warranty liability during the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016
	(In millions)
Warranty liability, beginning of period	$143.7	$104.4
Warranties issued	16.4	13.2
Changes in liability for pre-existing warranties	6.8	2.4
Settlements made	(17.5)	(12.2)
Warranty liability, end of period	$149.4	$107.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $419.7 million and $420.6 million at December 31, 2017 and September 30, 2017, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 98% of these reserves related to construction defect matters at both December 31, 2017 and September 30, 2017. Expenses related to the Company’s legal contingencies were $8.8 million and $27.0 million in the three months ended December 31, 2017 and 2016, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of December 31, 2017, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

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

The Company’s reserves for legal claims decreased from $420.6 million at September 30, 2017 to $419.7 million at December 31, 2017. Changes in the Company’s legal claims reserves during the three months ended December 31, 2017 and 2016 were as follows:

	Three Months Ended December 31,
	2017	2016
	(In millions)
Reserves for legal claims, beginning of period	$420.6	$423.5
Increase in reserves	10.6	26.3
Payments	(11.5)	(14.2)
Reserves for legal claims, end of period	$419.7	$435.6

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $73.1 million, $74.4 million and $84.7 million at December 31, 2017, September 30, 2017 and December 31, 2016, respectively, and are included in other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the option purchase contracts, the option deposits are not refundable in the event the Company elects to terminate the contract. Option deposits are included in other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

At December 31, 2017, the Company had total deposits of $269.7 million, consisting of cash deposits of $263.8 million and promissory notes and letters of credit of $5.9 million, to purchase land and lots with a total remaining purchase price of approximately $5.0 billion. The majority of land and lots under contract are currently expected to be purchased within three years. A limited number of the land and lot option purchase contracts at December 31, 2017, representing $35.4 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at December 31, 2017 and September 30, 2017 because the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At December 31, 2017 and September 30, 2017, the option deposits related to these contracts totaled $256.6 million and $222.9 million, respectively.

Other Commitments

At December 31, 2017, the Company had outstanding surety bonds of $1.2 billion and letters of credit of $114.9 million to secure performance under various contracts. Of the total letters of credit, $98.0 million were issued under the Company’s revolving credit facility and $14.4 million were issued by Forestar. The remaining $2.5 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE L – OTHER ASSETS AND ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017	September 30, 2017 (1)
	(In millions)
Earnest money and refundable deposits	$345.6	$312.2
Insurance receivables	73.1	74.4
Other receivables	79.9	60.0
Prepaid assets	32.2	30.8
Rental properties	38.5	52.0
Other	52.7	36.5
	$622.0	$565.9

The Company’s accrued expenses and other liabilities at December 31, 2017 and September 30, 2017 were as follows:

	December 31, 2017	September 30, 2017 (1)
	(In millions)
Reserves for legal claims	$419.7	$420.6
Employee compensation and related liabilities	187.2	197.9
Warranty liability	149.4	143.7
Accrued interest	35.0	11.9
Federal and state income tax liabilities	85.7	20.3
Inventory related accruals	24.6	24.8
Customer deposits	53.6	44.9
Accrued property taxes	25.0	33.9
Other	87.9	87.0
	$1,068.1	$985.0

___________________

(1)
To conform to the current year presentation, prior period amounts have been reclassified to reflect the Company’s consolidated balances, rather than the balances of its homebuilding segment that were previously presented.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE M – INVESTMENT IN UNCONSOLIDATED ENTITIES

As a result of the Forestar acquisition, the Company obtained ownership interests in 15 entities that are accounted for by the equity method. The purpose of these entities is to acquire and develop residential, multi-family and mixed-use communities. At December 31, 2017, the Company’s investment in these unconsolidated entities was $86.1 million, which includes a purchase accounting adjustment of $21.0 million to increase the investments to their fair value at the acquisition date. The aggregate outstanding debt of these entities was $85.1 million, of which $79.5 million is non-recourse to the Company.

Summarized condensed financial information on a combined 100% basis related to the Company’s unconsolidated entities is as follows:

Balance Sheet

December 31, 2017
(In millions)
Assets:
Cash and cash equivalents	$13.1
Inventories	168.9
Other assets	21.7
Total assets	$203.7
Liabilities and Equity:
Accounts payable and other liabilities	$13.1
Debt	85.1
Equity	105.5
Total liabilities and equity	$203.7

Statement of Operations

Three Months Ended December 31, 2017
(In millions)
Revenues	$8.7
Net earnings of unconsolidated entities (1)	$17.4
D.R. Horton’s equity in earnings of unconsolidated entities (1)	$2.3
___________________

(1)
Primarily relates to the gain on sale of a multi-family joint venture project in Nashville, Tennessee. D.R. Horton’s equity in earnings of unconsolidated entities of $2.3 million is after consideration of purchase accounting adjustments. Forestar’s equity in earnings of unconsolidated entities for the period from acquisition through December 31, 2017 was $7.6 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE N – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value may not be recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017, and the changes in the fair value of the Level 3 assets during the three months ended December 31, 2017 and 2016.

		Fair Value at December 31, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	529.3	7.2	536.5
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	11.1	—	11.1
Forward sales of MBS	Other liabilities	—	(0.9)	—	(0.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.2)	—	(0.2)

		Fair Value at September 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	580.2	5.6	585.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.4	—	9.4
Forward sales of MBS	Other assets	—	1.1	—	1.1
Best-efforts and mandatory commitments	Other assets	—	0.6	—	0.6

	Level 3 Assets at Fair Value for the Three Months Ended December 31, 2017
	Balance at September 30, 2017	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at December 31, 2017
	(In millions)
Debt securities collateralized by residential real estate	$8.8	$—	$—	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	5.6	(0.1)	—	(0.5)	—	2.2	7.2
	Level 3 Assets at Fair Value for the Three Months Ended December 31, 2016
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at December 31, 2016
	(In millions)
Mortgage loans held for sale (a)	6.8	—	—	—	—	0.9	7.7
___________________

(a)
Mortgage loans held for sale are reflected at fair value. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale at December 31, 2017 and September 30, 2017 include $7.2 million and $5.6 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $2.2 million and $0.9 million were transferred to Level 3 during the three months ended December 31, 2017 and 2016, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2017 and September 30, 2017:

		Fair Value at December 31, 2017		Fair Value at September 30, 2017
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$5.6	$—	$33.4
Inventory available for sale (a) (c)	Inventories	—	—	—	1.2
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	0.3	—	0.6
Other mortgage loans (a) (e)	Other assets	—	0.5	—	1.4
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

(e)	The fair value of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2017 and September 30, 2017:

	Carrying Value	Fair Value at December 31, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$920.3	$920.3	$—	$—	$920.3
Restricted cash (a)	53.7	53.7	—	—	53.7
Notes payable (a) (b)	3,258.1	—	2,679.5	698.5	3,378.0

	Carrying Value	Fair Value at September 30, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,007.8	$1,007.8	$—	$—	$1,007.8
Restricted cash (a)	16.5	16.5	—	—	16.5
Notes payable (a) (b)	2,871.6	—	2,584.1	431.1	3,015.2
___________________

(a)
The fair values of cash and cash equivalents, restricted cash, other secured notes and borrowings on the revolving credit facility and the mortgage repurchase facility approximate carrying value due to their short-term nature, short maturity or floating interest rate terms, as applicable.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE O – SUBSEQUENT EVENT

On February 8, 2018, the Forestar land development segment sold a portion of its legacy assets, owned both directly and indirectly through ventures, for $232 million. The carrying value of these assets was included in land held for sale and investment in unconsolidated entities in the consolidated balance sheet as of December 31, 2017. The transaction will not have a material impact on the Company’s fiscal 2018 earnings.

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by D.R. Horton, Inc. and other subsidiaries (Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries associated with the Forestar land development operation, the financial services operations and certain other subsidiaries do not guarantee the Company’s senior notes or the revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The guarantees by a Guarantor Subsidiary will be automatically and unconditionally released and discharged upon: (1) the sale or other disposition of its common stock whereby it is no longer a subsidiary of the Company; (2) the sale or other disposition of all or substantially all of its assets (other than to the Company or another Guarantor); (3) its merger or consolidation with an entity other than the Company or another Guarantor; or (4) depending on the provisions of the applicable indenture, either its (a) proper designation as an unrestricted subsidiary, (b) ceasing to guarantee any of the Company’s publicly traded debt securities, or (c) ceasing to guarantee any of the Company’s obligations under the revolving credit facility.

To conform to the current year presentation, the Company’s equity in income of subsidiaries in its condensed consolidating statement of operations for the three months ended December 31, 2016 is presented after income tax expense. As a result, the amounts of equity in income of subsidiaries and income tax expense were each reduced by $89.4 million in both the D.R. Horton, Inc. and Eliminations columns. This reclassification, which the Company determined was not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statement of operations in this Supplemental Guarantor Information note. Prior period financial information will be presented similarly in the condensed consolidating statement of operations of future filings.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
December 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$438.3	$79.4	$402.6	$—	$920.3
Restricted cash	6.2	2.1	45.4	—	53.7
Investments in subsidiaries	5,485.7	—	—	(5,485.7)	—
Inventories	3,762.6	5,899.7	377.9	—	10,040.2
Investment in unconsolidated entities	—	—	86.1	—	86.1
Mortgage loans held for sale	—	—	538.2	—	538.2
Deferred income taxes	87.9	146.1	5.1	—	239.1
Property and equipment, net	112.1	61.8	189.6	(5.8)	357.7
Other assets	251.4	292.4	78.2	—	622.0
Goodwill	—	80.0	20.0	—	100.0
Intercompany receivables	1,041.5	—	—	(1,041.5)	—
Total Assets	$11,185.7	$6,561.5	$1,743.1	$(6,533.0)	$12,957.3
LIABILITIES & EQUITY
Accounts payable and other liabilities	$558.4	$937.8	$149.6	$(2.0)	$1,643.8
Intercompany payables	—	831.7	209.8	(1,041.5)	—
Notes payable	2,741.5	8.1	508.5	—	3,258.1
Total Liabilities	3,299.9	1,777.6	867.9	(1,043.5)	4,901.9
Stockholders’ equity	7,885.8	4,783.9	701.8	(5,489.5)	7,882.0
Noncontrolling interests	—	—	173.4	—	173.4
Total Equity	7,885.8	4,783.9	875.2	(5,489.5)	8,055.4
Total Liabilities & Equity	$11,185.7	$6,561.5	$1,743.1	$(6,533.0)	$12,957.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$780.9	$154.5	$72.4	$—	$1,007.8
Restricted cash	7.8	1.5	7.2	—	16.5
Investments in subsidiaries	4,812.6	—	—	(4,812.6)	—
Inventories	3,540.4	5,579.9	116.8	—	9,237.1
Mortgage loans held for sale	—	—	587.3	—	587.3
Deferred income taxes	138.5	223.6	2.9	—	365.0
Property and equipment, net	104.8	59.7	166.3	(5.8)	325.0
Other assets	245.5	259.7	60.7	—	565.9
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,047.7	—	—	(1,047.7)	—
Total Assets	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$483.9	$956.9	$126.6	$(2.0)	$1,565.4
Intercompany payables	—	732.2	315.5	(1,047.7)	—
Notes payable	2,443.4	8.2	420.0	—	2,871.6
Total Liabilities	2,927.3	1,697.3	862.1	(1,049.7)	4,437.0
Stockholders’ equity	7,750.9	4,661.6	151.0	(4,816.4)	7,747.1
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,750.9	4,661.6	151.5	(4,816.4)	7,747.6
Total Liabilities & Equity	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,163.8	$2,052.4	$116.5	$—	$3,332.7
Cost of sales	915.4	1,640.0	24.7	—	2,580.1
Selling, general and administrative expense	152.2	151.5	80.5	—	384.2
Equity in earnings of unconsolidated entities	—	—	(2.3)	—	(2.3)
Other (income) expense	(0.4)	—	(20.1)	—	(20.5)
Income before income taxes	96.6	260.9	33.7	—	391.2
Income tax expense	51.1	137.9	13.4	—	202.4
Equity in net income of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	188.8	123.0	20.3	(143.3)	188.8
Net loss attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to D.R. Horton, Inc.	$188.8	$123.0	$20.8	$(143.3)	$189.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$918.1	$1,896.1	$90.0	$—	$2,904.2
Cost of sales	735.4	1,524.7	7.8	—	2,267.9
Selling, general and administrative expense	124.0	143.3	58.6	—	325.9
Other (income) expense	(4.1)	—	(3.6)	—	(7.7)
Income before income taxes	62.8	228.1	27.2	—	318.1
Income tax expense	21.8	79.2	10.2	—	111.2
Equity in net income of subsidiaries, net of tax	165.9	—	—	(165.9)	—
Net income	$206.9	$148.9	$17.0	$(165.9)	$206.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(3.0)	$(61.6)	$21.6	$(32.0)	$(75.0)
INVESTING ACTIVITIES
Expenditures for property and equipment	(15.1)	(7.8)	(21.5)	—	(44.4)
Proceeds from sale of rental properties	—	—	24.8	—	24.8
Decrease (increase) in restricted cash	1.6	(0.6)	(38.2)	—	(37.2)
Investment in unconsolidated entities	—	—	(0.1)	—	(0.1)
Return of investment in unconsolidated entities	—	—	15.0	—	15.0
Net principal decrease of other mortgage loans and real estate owned	—	—	0.1	—	0.1
Intercompany advances	2.7	—	—	(2.7)	—
Payments related to acquisition of a business, net of cash acquired	(558.3)	—	401.9	—	(156.4)
Net cash (used in) provided by investing activities	(569.1)	(8.4)	382.0	(2.7)	(198.2)
FINANCING ACTIVITIES
Proceeds from notes payable	1,112.8	—	1.1	—	1,113.9
Repayment of notes payable	(815.2)	(0.6)	(10.0)	—	(825.8)
Payments on mortgage repurchase facility, net	—	—	(32.6)	—	(32.6)
Intercompany advances	—	(4.5)	1.8	2.7	—
Proceeds from stock associated with certain employee benefit plans	14.6	—	—	—	14.6
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(47.0)	—	(32.0)	32.0	(47.0)
Repurchases of common stock	(25.4)	—	—	—	(25.4)
Distributions to noncontrolling interests, net	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) financing activities	229.5	(5.1)	(73.4)	34.7	185.7
(Decrease) increase in cash and cash equivalents	(342.6)	(75.1)	330.2	—	(87.5)
Cash and cash equivalents at beginning of period	780.9	154.5	72.4	—	1,007.8
Cash and cash equivalents at end of period	$438.3	$79.4	$402.6	$—	$920.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2017

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(102.0)	$40.5	$83.3	$(50.0)	$(28.2)
INVESTING ACTIVITIES
Expenditures for property and equipment	(10.5)	(5.4)	(6.3)	—	(22.2)
Decrease (increase) in restricted cash	0.4	0.3	(6.7)	—	(6.0)
Net principal decrease of other mortgage loans and real estate owned	—	—	1.0	—	1.0
Intercompany advances	91.1	—	—	(91.1)	—
Payments related to acquisition of a business	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	76.9	(5.1)	(12.0)	(91.1)	(31.3)
FINANCING ACTIVITIES
Repayment of notes payable	—	(0.3)	—	—	(0.3)
Payments on mortgage repurchase facility, net	—	—	(54.0)	—	(54.0)
Intercompany advances	—	(127.9)	36.8	91.1	—
Proceeds from stock associated with certain employee benefit plans	2.8	—	—	—	2.8
Excess income tax benefit from employee stock awards	0.5	—	—	—	0.5
Cash paid for shares withheld for taxes	(5.1)	—	—	—	(5.1)
Cash dividends paid	(37.3)	—	(50.0)	50.0	(37.3)
Net cash used in financing activities	(39.1)	(128.2)	(67.2)	141.1	(93.4)
(Decrease) increase in cash and cash equivalents	(64.2)	(92.8)	4.1	—	(152.9)
Cash and cash equivalents at beginning of period	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of period	$1,012.2	$61.2	$76.9	$—	$1,150.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2017. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

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

Our business operations consist of homebuilding, land development, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $295,200 during the three months ended December 31, 2017. Approximately 89% of our home sales revenues in the three months ended December 31, 2017 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes, triplexes and condominiums.

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly-traded residential and real estate development company, for $558.3 million in cash (the acquisition). The acquisition is a component of our strategy to expand relationships with land developers and increase the optioned portion of our land and lot position to enhance operational efficiency and returns.

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

In addition to our core homebuilding, land development and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, recently began developing and constructing multi-family rental properties on land parcels we already owned and currently has five projects under active construction. At December 31, 2017 and September 30, 2017, property and equipment balances in our consolidated balance sheets included $115.6 million and $93.7 million, respectively, related to costs incurred by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $168.1 million and $143.3 million at December 31, 2017 and September 30, 2017, respectively, and the combined pre-tax loss of these subsidiaries was $1.1 million and $2.3 million in the three months ended December 31, 2017 and 2016, respectively.

OVERVIEW

During the first quarter of fiscal 2018, demand for new homes continued to reflect the stable to moderately improved trends we experienced across most of our operating markets in fiscal 2017 and 2016. We continue to see varying levels of strength in new home demand and home prices across our markets, with demand in each market generally reflecting the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

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

During the first quarter of fiscal 2018, our number of homes closed and home sales revenues increased 15% and 14%, respectively, compared to the prior year quarter. Our pre-tax income grew to $391.2 million in the first quarter compared to $318.1 million in the prior year quarter, and our pre-tax operating margin increased to 11.7% compared to 11.0%.

Within our homebuilding land and lot portfolio, we increased our lots controlled under option purchase contracts to 51% of the lots owned and controlled at December 31, 2017 compared to 50% at September 30, 2017 and 44% at December 31, 2016. The Forestar acquisition, which closed this quarter, is expected to advance our strategy of increasing our access to high-quality optioned land and lot positions.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy. Therefore, we expect that housing market conditions will vary across our markets. If the U.S. economy continues to improve, we expect to see growth in housing demand, concentrated in markets where job growth is occurring. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, significant increases in mortgage interest rates or tightening of mortgage lending standards.

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

•	Investing in land and land development in desirable markets, while controlling the level of land and lots we own in each of our markets relative to the local new home demand.

•
Increasing the amount of land and finished lots controlled through option purchase contracts by expanding relationships with land developers across the country and integrating and growing our majority-owned Forestar land development operations.

•	Pursuing acquisitions of companies to enhance and improve the returns of our homebuilding and other operations.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2017, as compared to the same period of 2016, were as follows:

Homebuilding:

•	Homebuilding revenues increased 14% to $3.2 billion.

•	Homes closed increased 15% to 10,788 homes, and the average closing price of those homes decreased 1% to $295,200.

•	Net sales orders increased 16% to 10,753 homes, and the value of net sales orders increased 17% to $3.2 billion.

•	Sales order backlog increased 9% to 12,294 homes, and the value of sales order backlog increased 11% to $3.8 billion.

•	Home sales gross margin increased 100 basis points to 20.8%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues were unchanged at 9.5%.

•	Homebuilding pre-tax income increased 27% to $373.8 million compared to $293.9 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues improved to 11.6% from 10.4%.

•	Homebuilding cash and cash equivalents totaled $558.0 million compared to $973.0 million and $1.1 billion at September 30, 2017 and December 31, 2016, respectively.

•	Homebuilding inventories totaled $9.7 billion compared to $9.2 billion and $8.7 billion at September 30, 2017 and December 31, 2016, respectively.

•	Homes in inventory totaled 27,800 compared to 26,200 and 24,500 at September 30, 2017 and December 31, 2016, respectively.

•
Owned lots totaled 125,900 compared to 125,000 and 118,300 at September 30, 2017 and December 31, 2016, respectively. Lots controlled through option purchase contracts totaled 133,500 compared to 124,000 and 94,300 at September 30, 2017 and December 31, 2016, respectively.

•	Homebuilding debt was $2.7 billion compared to $2.5 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively.

•	Homebuilding debt to total capital was 25.9% compared to 24.0% at September 30, 2017 and 28.6% at December 31, 2016.

Forestar:

•	Forestar’s revenues were $30.8 million.

•	Forestar’s pre-tax income was $4.0 million.

•	Owned lots totaled 10,000, including 3,100 lots controlled by D.R. Horton through option contracts or right of first refusal.

Financial Services:

•	Financial services revenues increased 4% to $81.0 million.

•	Financial services pre-tax income decreased 16% to $22.2 million compared to $26.5 million.

•	Financial services pre-tax income as a percentage of financial services revenues was 27.4% compared to 33.9%.

Consolidated Results:

•	Consolidated pre-tax income increased 23% to $391.2 million compared to $318.1 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues improved to 11.7% from 11.0%.

•	Income tax expense was $202.4 million, which included a charge of $108.7 million to reduce net deferred tax assets as a result of the Tax Cuts and Jobs Act enacted into law during the quarter.

•	Net income attributable to D.R. Horton decreased 9% to $189.3 million compared to $206.9 million.

•	Diluted earnings per common share attributable to D.R. Horton decreased 11% to $0.49 compared to $0.55.

•	Stockholders’ equity was $7.9 billion compared to $7.7 billion and $7.0 billion at September 30, 2017 and December 31, 2016, respectively.

•	Book value per common share increased to $20.98 compared to $20.66 and $18.70 at September 30, 2017 and December 31, 2016, respectively.

•	Net cash used in operations was $75.0 million compared to $28.2 million.

RESULTS OF OPERATIONS - HOMEBUILDING

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Delaware	Louisiana	Baton Rouge
Georgia	Savannah		Lafayette
Maryland	Baltimore	Oklahoma	Oklahoma City
	Suburban Washington, D.C.	Texas	Austin
New Jersey	North New Jersey		Dallas
	South New Jersey		El Paso
North Carolina	Charlotte		Fort Worth
	Fayetteville		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		New Braunfels/San Marcos
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bakersfield
Colorado	Denver		Bay Area
	Fort Collins		Fresno
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Riverside County
	Southeast Region		Sacramento
Alabama	Birmingham		San Bernardino County
	Huntsville		San Diego County
	Mobile		Ventura County
	Montgomery	Hawaii	Hawaii
	Tuscaloosa		Kauai
Florida	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Lakeland	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/Fort Lauderdale	Oregon	Portland
	Ocala	Utah	Salt Lake City
	Orlando	Washington	Seattle/Tacoma/Everett
	Pensacola/Panama City		Vancouver
Port St. Lucie
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Mississippi	Gulf Coast
Tennessee	Knoxville
Nashville

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2017 and 2016. As described in Note A to our consolidated financial statements, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,430	1,146	25%	$398.5	$331.0	20%	$278,700	$288,800	(3)%
Midwest	377	363	4%	144.9	143.2	1%	384,400	394,500	(3)%
Southeast	3,632	3,148	15%	976.3	825.1	18%	268,800	262,100	3%
South Central	3,026	2,838	7%	760.8	711.1	7%	251,400	250,600	—%
Southwest	701	458	53%	165.1	106.7	55%	235,500	233,000	1%
West	1,587	1,288	23%	777.0	646.8	20%	489,600	502,200	(3)%
	10,753	9,241	16%	$3,222.6	$2,763.9	17%	$299,700	$299,100	—%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2017	2016	2017	2016	2017	2016
East	390	354	$111.2	$96.6	21%	24%
Midwest	52	56	20.8	21.1	12%	13%
Southeast	1,121	950	294.6	240.6	24%	23%
South Central	933	821	231.2	208.0	24%	22%
Southwest	208	162	47.7	37.9	23%	26%
West	278	245	135.9	119.4	15%	16%
	2,982	2,588	$841.4	$723.6	22%	22%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 17% to $3.2 billion (10,753 homes) for the three months ended December 31, 2017 from $2.8 billion (9,241 homes) in the prior year period, with increases in all of our regions. The increase in the value of sales orders was due to increased volume.

The number of net sales orders increased 16%, and the average price of net sales orders increased slightly to $299,700 in the three months ended December 31, 2017 compared to the prior year period. The increase in net sales orders reflects the continued improved market conditions in most of our markets. Our Phoenix and Carolina markets contributed the most to higher sales volumes in our Southwest and East regions, respectively. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% in both the three months ended December 31, 2017 and 2016.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on the economic strength of each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,586	1,394	14%	$458.3	$408.2	12%	$289,000	$292,800	(1)%
Midwest	388	434	(11)%	156.0	177.6	(12)%	402,100	409,200	(2)%
Southeast	3,945	3,864	2%	1,092.6	1,064.3	3%	277,000	275,400	1%
South Central	3,804	3,775	1%	970.6	990.6	(2)%	255,200	262,400	(3)%
Southwest	852	658	29%	201.9	152.7	32%	237,000	232,100	2%
West	1,719	1,187	45%	884.7	610.8	45%	514,700	514,600	—%
	12,294	11,312	9%	$3,764.1	$3,404.2	11%	$306,200	$300,900	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
East	1,388	1,053	32%	$393.0	$305.8	29%	$283,100	$290,400	(3)%
Midwest	408	399	2%	161.4	149.6	8%	395,600	374,900	6%
Southeast	3,744	3,337	12%	988.6	882.5	12%	264,000	264,500	—%
South Central	3,178	2,903	9%	808.4	738.6	9%	254,400	254,400	—%
Southwest	692	455	52%	155.9	104.7	49%	225,300	230,100	(2)%
West	1,378	1,257	10%	677.2	616.5	10%	491,400	490,500	—%
	10,788	9,404	15%	$3,184.5	$2,797.7	14%	$295,200	$297,500	(1)%

Home Sales Revenue

Revenues from home sales increased 14% to $3.2 billion (10,788 homes closed) for the three months ended December 31, 2017 from $2.8 billion (9,404 homes closed) in the prior year period. The increase in home sales revenues reflects the continued improved market conditions in most of our markets.

The number of homes closed increased 15% in the three months ended December 31, 2017 compared to the prior year period due to increases in all of our regions. Our Phoenix and Carolina markets contributed the most to higher closings volumes in our Southwest and East regions, respectively. The average selling price of homes closed during the three months ended December 31, 2017 was $295,200, down 1% from the prior year period.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2017	2016
Gross profit – home sales	20.8%	19.8%
Gross profit – land/lot sales and other	14.3%	26.8%
Inventory and land option charges	(0.1)%	(0.1)%
Gross profit – total homebuilding	20.6%	19.8%
Selling, general and administrative expense	9.5%	9.5%
Other (income) expense	(0.4)%	(0.1)%
Homebuilding pre-tax income	11.6%	10.4%

Home Sales Gross Profit

Gross profit from home sales increased 20% to $663.0 million in the three months ended December 31, 2017 from $552.9 million in the prior year period and increased 100 basis points to 20.8% as a percentage of home sales revenues. The percentage increase primarily resulted from decreases of 50 basis points in warranty and construction defect expenses as a percentage of home sales revenues and 30 basis points in the amortization of capitalized interest and property taxes. Additionally, increases of 10 basis points each resulted from the average cost of our homes closed decreasing by more than the average selling price and from a decrease in the amount of purchase accounting adjustments for recent acquisitions. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions.

Land Sales and Other Revenues

Land sales and other revenues of our homebuilding operations were $36.4 million and $28.4 million in the three months ended December 31, 2017 and 2016, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2017, we had $18.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At December 31, 2017, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $61.5 million and recorded impairment charges of $1.4 million during the three months ended December 31, 2017 to reduce the carrying value of impaired communities and land to their estimated fair value. There were no impairment charges recorded in the three months ended December 31, 2016.

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

During both of the three months ended December 31, 2017 and 2016, we wrote off $2.3 million of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 14% to $304.8 million in the three months ended December 31, 2017 from $268.4 million in the prior year period. As a percentage of homebuilding revenues, SG&A expense was 9.5% in both periods.

Employee compensation and related costs represented 69% and 67% of SG&A costs in the three months ended December 31, 2017 and 2016, respectively. These costs increased 18% to $211.3 million in the three months ended December 31, 2017, due to increases in the number of employees and the amount of incentive compensation as compared to the prior year period. Our homebuilding operations employed 5,963 and 5,457 employees at December 31, 2017 and 2016, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 9% to $28.8 million in the three months ended December 31, 2017 compared to the prior year period due to a slight decrease in our average debt and a lower average interest rate on outstanding debt during the period. Interest charged to cost of sales was 1.1% and 1.5% of total cost of sales (excluding inventory and land option charges) in the three months ended December 31, 2017 and 2016, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $14.1 million in the three months ended December 31, 2017 compared to $4.1 million in the prior year period. The increase was primarily due to a gain on the sale of multi-family rental units in one community in our Southeast region during the current quarter. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Business Acquisition

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar was and continues to be a publicly-traded residential and real estate development company listed on the New York Stock Exchange under the ticker symbol “FOR,” with operations currently in 16 markets and 11 states. The transaction costs incurred by D.R. Horton related to this acquisition were $7.2 million, of which $5.3 million was incurred during the current period and expensed to selling, general and administrative expense in the three months ended December 31, 2017.

Our alignment with Forestar advances our strategy of increasing our access to high-quality optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and we plan to acquire a large portion of Forestar’s finished lots in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, we have significant influence in guiding the strategic direction and driving the growth and operational execution necessary to increase the future value potential of Forestar.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2017			2016
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$393.0	$45.0	11.5%	$305.9	$26.3	8.6%
Midwest	161.4	13.3	8.2%	151.1	10.2	6.8%
Southeast	988.7	122.5	12.4%	883.4	99.6	11.3%
South Central	808.8	101.5	12.5%	756.9	96.5	12.7%
Southwest	156.4	14.7	9.4%	108.6	4.0	3.7%
West	712.6	76.8	10.8%	620.2	57.3	9.2%
	$3,220.9	$373.8	11.6%	$2,826.1	$293.9	10.4%
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

East Region — Homebuilding revenues increased 28% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our Carolina markets. The region generated pre-tax income of $45.0 million in the three months ended December 31, 2017 compared to $26.3 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 170 basis points in the three months ended December 31, 2017 compared to the prior year period, due to the average cost of homes decreasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 110 basis points in the three months ended December 31, 2017 compared to the prior year period.

Midwest Region — Homebuilding revenues increased 7% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our Denver market, as well as an increase in the average selling price of homes closed. The region generated pre-tax income of $13.3 million in the three months ended December 31, 2017 compared to $10.2 million in the prior year period. Home sales gross profit percentage increased by 230 basis points in the three months ended December 31, 2017 compared to the prior year period, due to the average selling price increasing by more than the average cost of homes. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points in the three months ended December 31, 2017 compared to the prior year period.

Southeast Region — Homebuilding revenues increased 12% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $122.5 million in the three months ended December 31, 2017 compared to $99.6 million in the prior year period. The region’s current year pre-tax income benefited from a $13.4 million gain on sale of multi-family rental units in one community. Home sales gross profit percentage decreased by 10 basis points in the three months ended December 31, 2017 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2017 compared to the prior year period.

South Central Region — Homebuilding revenues increased 7% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our Austin market. The region generated pre-tax income of $101.5 million in the three months ended December 31, 2017 compared to $96.5 million in the prior year period. Home sales gross profit percentage increased by 50 basis points in the three months ended December 31, 2017 compared to the prior year period, due to the average cost of homes decreasing by more than the average selling price. The prior year period benefited from $5.6 million of gross profit from land sales. As a percentage of homebuilding revenues, SG&A expenses increased by 20 basis points in the three months ended December 31, 2017 compared to the prior year period.

Southwest Region — Homebuilding revenues increased 44% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $14.7 million in the three months ended December 31, 2017 compared to $4.0 million in the prior year period. Home sales gross profit percentage increased by 610 basis points in the three months ended December 31, 2017 compared to the prior year period, due to the average cost of homes decreasing by more than the average selling price and lower current year warranty and construction defect costs. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in the three months ended December 31, 2017 compared to the prior year period, primarily due to the significant increase in homebuilding revenues.

West Region — Homebuilding revenues increased 15% in the three months ended December 31, 2017 compared to the prior year period, primarily due to an increase in the number of homes closed in our northern California markets. The region generated pre-tax income of $76.8 million in the three months ended December 31, 2017 compared to $57.3 million in the prior year period. Home sales gross profit percentage increased by 190 basis points in the three months ended December 31, 2017 compared to the prior year period, due to the average selling price increasing slightly while the average cost of homes decreased. As a percentage of homebuilding revenues, SG&A expenses were unchanged in the three months ended December 31, 2017 compared to the prior year period.

HOMEBUILDING INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

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

Our homebuilding segment’s inventories at December 31, 2017 and September 30, 2017 are summarized as follows:

	As of December 31, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$616.1	$517.9	$21.0	$0.6	$1,155.6
Midwest	374.9	166.6	1.8	—	543.3
Southeast	1,321.0	1,107.4	36.1	5.7	2,470.2
South Central	1,078.3	1,183.6	14.1	5.9	2,281.9
Southwest	208.0	303.8	1.7	3.2	516.7
West	1,194.3	1,257.5	23.5	2.4	2,477.7
Corporate and unallocated (1)	115.2	112.4	2.3	0.4	230.3
	$4,907.8	$4,649.2	$100.5	$18.2	$9,675.7

	As of September 30, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$569.3	$478.1	$21.0	$0.5	$1,068.9
Midwest	335.8	155.0	1.8	—	492.6
Southeast	1,265.6	1,085.0	35.9	5.8	2,392.3
South Central	1,050.8	1,132.6	14.1	1.9	2,199.4
Southwest	203.9	299.5	2.7	—	506.1
West	1,070.0	1,257.3	23.2	2.0	2,352.5
Corporate and unallocated (1)	110.6	112.2	2.3	0.2	225.3
	$4,606.0	$4,519.7	$101.0	$10.4	$9,237.1
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at December 31, 2017 and September 30, 2017 are summarized as follows:

	As of December 31, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	13,500	18,600	32,100	3,600
Midwest	2,500	5,600	8,100	1,700
Southeast	36,000	53,600	89,600	8,800
South Central	44,200	38,200	82,400	7,700
Southwest	8,000	4,100	12,100	1,700
West	21,700	13,400	35,100	4,300
	125,900	133,500	259,400	27,800
	49%	51%	100%

	As of September 30, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	13,200	17,800	31,000	3,500
Midwest	2,600	4,400	7,000	1,500
Southeast	35,800	47,500	83,300	8,500
South Central	42,800	38,700	81,500	7,300
Southwest	8,700	2,400	11,100	1,700
West	21,900	13,200	35,100	3,700
	125,000	124,000	249,000	26,200
	50%	50%	100%
_________________

(1)
Land/lots owned include approximately 36,000 and 33,200 owned lots that are fully developed and ready for home construction at December 31, 2017 and September 30, 2017, respectively. Land/lots owned also include land held for development representing 4,300 and 4,800 lots at December 31, 2017 and September 30, 2017, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at December 31, 2017 and September 30, 2017 was $5.0 billion and $4.6 billion, respectively, secured by earnest money deposits of $269.7 million and $227.6 million, respectively. Our lots controlled under land and lot option purchase contracts exclude approximately 200 and 300 lots at December 31, 2017 and September 30, 2017, respectively, representing lots controlled under lot option contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts.

(3)
Lots controlled at December 31, 2017 include approximately 3,100 lots owned or controlled by Forestar, 1,400 of which our homebuilding divisions have under contract to purchase and 1,700 of which our homebuilding divisions have the right of first refusal to purchase. Of these, approximately 1,900 lots were in our Southeast region, 1,000 lots were in our South Central region and 200 lots were in our West region. The remaining purchase price of the 1,400 lots under contract with Forestar was $115.5 million.

(4)
Homes in inventory include approximately 1,600 model homes at both December 31, 2017 and September 30, 2017. Approximately 15,500 and 13,800 of our homes in inventory were unsold at December 31, 2017 and September 30, 2017, respectively. At December 31, 2017, approximately 4,300 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2017, approximately 4,100 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FORESTAR

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar was and continues to be a publicly-traded residential and real estate development company with operations currently in 16 markets and 11 states. In connection with the acquisition, Forestar incurred $10.8 million of transaction-related expenses on the acquisition date. Accruals for these costs were included in our purchase accounting adjustments. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment from the date of acquisition through December 31, 2017 were as follows (in millions):

Residential land and lot sales	$23.7
Commercial lot sales	7.1
Total revenues	$30.8
Cost of sales	19.3
Selling, general and administrative expenses	13.6
Equity in earnings of unconsolidated entities	(7.6)
Interest expense	2.1
Other (income) expense	(0.6)
Income before income taxes	$4.0

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the period ended December 31, 2017, Forestar sold 255 single-family lots from its owned projects and consolidated ventures at an average sales price of $82,600.

Equity in earnings of unconsolidated entities primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee. In our consolidated financial statements, the investment in the multi-family joint venture project was recorded at fair value at the date of acquisition, and D.R. Horton’s equity in earnings of unconsolidated entities was reduced by $5.3 million to $2.3 million.

Selling, general and administrative expenses include $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date. The severance and change of control amount of $2.6 million was payable to Forestar’s former Chief Executive Officer upon his resignation from Forestar on December 28, 2017. The remaining severance and change of control amounts are payable upon termination or resignation of each of the executives.

At December 31, 2017, Forestar owned directly or controlled through consolidated ventures approximately 10,000 residential lots, approximately 900 of which are fully developed. Approximately 3,100 of these lots are under contract to sell to D.R. Horton or subject to a right of first refusal under the master supply agreement with D.R. Horton. Approximately 1,600 of these lots are under contract to sell to other builders.

As of December 31, 2017, Forestar’s land and lot position included $183.2 million of land held for sale that it expects to sell in the next twelve months. On February 8, 2018, Forestar sold these assets. See Note O.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
	2017	2016	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,014	5,328	13%
Number of homes closed by D.R. Horton	10,788	9,404	15%
Percentage of D.R. Horton homes financed by DHI Mortgage	56%	57%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,046	5,358	13%
Total number of loans originated or brokered by DHI Mortgage	6,288	5,778	9%
Captive business percentage	96%	93%
Loans sold by DHI Mortgage to third parties	6,342	6,193	2%

	Three Months Ended December 31,
	2017	2016	% Change
	(In millions)
Loan origination fees	$3.5	$3.8	(8)%
Sale of servicing rights and gains from sale of mortgage loans	57.0	57.4	(1)%
Other revenues	4.0	3.5	14%
Total mortgage operations revenues	64.5	64.7	—%
Title policy premiums	16.5	13.4	23%
Total revenues	81.0	78.1	4%
General and administrative expense (1)	61.7	54.8	13%
Interest and other (income) expense (1)	(2.9)	(3.2)	(9)%
Financial services pre-tax income	$22.2	$26.5	(16)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2017	2016
General and administrative expense (1)	76.2%	70.2%
Interest and other (income) expense (1)	(3.6)%	(4.1)%
Financial services pre-tax income	27.4%	33.9%
______________

(1)
General and administrative expense of $2.7 million and interest and other income of $0.4 million related to our other business activities were excluded from prior year amounts to conform to the current year presentation.

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2017, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 13%, primarily as a result of the 15% increase in the number of homes closed by our homebuilding operations. The percentages of total home closings by our homebuilding operations for which DHI Mortgage handled the homebuyers’ financing were 56% and 57% in the three months ended December 31, 2017 and 2016, respectively.

Home closings from our homebuilding operations constituted 96% of DHI Mortgage loan originations in the three months ended December 31, 2017 compared to 93% in the prior year period. These rates reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 2% in the three months ended December 31, 2017 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2017 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 91% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2017 were sold to four major financial entities, one of which purchased 39% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our financial services operations increased 4% to $81.0 million in the three months ended December 31, 2017 from $78.1 million in the prior year period, while the number of loan originations increased 9% over that same period. Revenues increased at a lower rate than origination volume primarily due to lower pricing and resulting net gains on loan origination sales due to competitive pressures in the mortgage market. The reduction in revenues was partially offset by increased revenue from title operations.

General and administrative (G&A) expense related to our financial services operations increased 13% to $61.7 million in the three months ended December 31, 2017 from $54.8 million in the prior year period. The increase was primarily due to increases in employee related costs due to increased volume. Our financial services operations employed 1,827 and 1,605 employees at December 31, 2017 and 2016, respectively.

As a percentage of financial services revenues, G&A expense was 76.2% in the three months ended December 31, 2017 compared to 70.2% in the prior year period. The increase was primarily due to lower pricing and resulting net gains on loan origination sales resulting in reduced revenue relative to origination volume.

Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Interest and other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2017 was $391.2 million compared to $318.1 million for the prior year period. The increase in our operating income is primarily due to higher revenues from increased home closings.

Income Taxes

Our income tax expense for the three months ended December 31, 2017 and 2016 was $202.4 million and $111.2 million, respectively. Our effective tax rate was 51.7% for the three months ended December 31, 2017 compared to 35.0% in the prior year period. The effective tax rate for the three months ended December 31, 2017 reflects the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, and an excess tax benefit related to stock-based compensation. The effective tax rate for both periods includes an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which will be 24.5% for our fiscal year ending September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate that applied to our year-to-date earnings from 35% to 24.5%. In addition, we remeasured our deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million during the three months ended December 31, 2017. After the remeasurement, our deferred tax assets, net of deferred tax liabilities, were $260.8 million at December 31, 2017 compared to $376.2 million at September 30, 2017. Excluding the $108.7 million charge to reduce our deferred tax assets and liabilities, we expect our effective tax rate for fiscal 2018 to be approximately 26%. No other tax law changes as a result of the Tax Act are expected to have a significant impact on our financial statements. The adjustment to the deferred tax accounts as a result of the law change is our best estimate based on the information available at this time and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates and would be recorded in subsequent quarters until the filing of our federal tax return. Further, any required adjustment would be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118.

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar. We have recorded a preliminary estimate for goodwill of $20.0 million, which is not deductible for income tax purposes. Deferred tax assets of $19.5 million and a valuation allowance of $19.2 million were recorded as a result of the acquisition. At the acquisition date, we considered whether it was more likely than not that some portion or all of Forestar’s deferred tax assets would not be realized. In making such judgment, we considered all available positive and negative evidence. We determined that Forestar’s cumulative losses in recent years were a significant piece of negative evidence that outweighed the positive evidence, and a valuation allowance was recorded.

In addition to the valuation allowance relating to Forestar’s deferred tax assets, we have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance was recorded because it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax asset. Our total valuation allowance was $21.7 million at December 31, 2017 and $11.2 million at September 30, 2017. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards and Forestar’s deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in market conditions and allow us to increase our investments in homes, finished lots, land and land development to expand our operations and grow our profitability.

At December 31, 2017, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 29.2% compared to 27.0% at September 30, 2017 and 31.5% at December 31, 2016. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 25.9% compared to 24.0% at September 30, 2017 and 28.6% at December 31, 2016. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2018. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because it is separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facility, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2017, cash and cash equivalents of our homebuilding segment totaled $558.0 million.

Bank Credit Facility — We have a $1.275 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2022. Borrowings and repayments under the facility were $715 million and $415 million, respectively, during the three months ended December 31, 2017. At December 31, 2017, there were $300 million of borrowings outstanding at a 3.4% annual interest rate and $98.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $877.0 million.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2017, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $2.5 million at both December 31, 2017 and September 30, 2017, and is included in restricted cash in our consolidated balance sheets.

Public Unsecured Debt — In December 2017, we issued $400 million principal amount of 2.55% senior notes due December 1, 2020, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 2.8%. In December 2017, we redeemed $400 million principal amount of our 3.625% senior notes due February 2018. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At December 31, 2017, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2017, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $200 million of our common stock effective through July 31, 2018. The full amount of the debt repurchase authorization was remaining at December 31, 2017. During the three months ended December 31, 2017, we repurchased 500,000 shares of our common stock for $25.4 million, resulting in a remaining equity repurchase authorization of $174.6 million.

Capital Resources - Forestar

Cash and Cash Equivalents — At December 31, 2017, Forestar had cash and cash equivalents of $321.8 million, which is expected to be sufficient to fund Forestar’s growth objectives and working capital needs in the short-term. The liquidity of Forestar and its ability to achieve longer term growth objectives will depend on Forestar’s ability to generate cash from operations and to obtain financing in sufficient capacities.

Secured Letter of Credit Agreement — On October 5, 2017, Forestar terminated its $50 million senior credit facility. The $50 million senior credit facility included a $50 million sublimit for letters of credit, of which $14.3 million was outstanding at the time of termination. Also on October 5, 2017, Forestar entered into a new agreement providing for a $30 million secured standby letter of credit facility, secured by $40 million in cash, which is included in restricted cash in our consolidated balance sheet. Letters of credit outstanding under the prior facility were transferred to the new facility. Outstanding letters of credit at December 31, 2017 totaled $14.4 million.

Public Unsecured Debt — On October 5, 2017, Forestar had $120 million principal amount of 3.75% convertible senior notes due 2020. The completion of the acquisition resulted in a fundamental change in the notes as described in the related note indentures and as a result, Forestar offered to purchase all or any part of every holder’s convertible senior notes for a price in cash equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, Forestar purchased $1.1 million of the aggregate principal amount of the notes. Also, prior to the acquisition, upon conversion of the notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the acquisition, the conversion ratio was adjusted in accordance with the indenture governing the convertible notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion. The convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

On October 5, 2017, Forestar had $5.3 million principal amount of 8.50% senior secured notes due 2022. Pursuant to the indenture governing the notes, the notes were redeemed for $5.9 million on October 30, 2017.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2017, cash and cash equivalents of our financial services operations totaled $24.5 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. We are currently in discussions with our lenders and expect to renew and extend the facility on similar terms prior to its February 23, 2018 maturity date.

As of December 31, 2017, $494.6 million of mortgage loans held for sale with a collateral value of $476.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $89.1 million, DHI Mortgage had an obligation of $387.5 million outstanding under the mortgage repurchase facility at December 31, 2017 at a 3.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2017, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2017, net cash used in operating activities was $75.0 million compared to $28.2 million in the prior year period. Cash used in operating activities in the current period consisted of $101.6 million of cash used in our homebuilding segment and $44.3 million of cash used in our Forestar segment, partially offset by $67.9 million of cash provided by our financial services segment and $3.0 million of cash provided by our other business activities. We used $302.3 million of cash to increase our construction in progress and finished home inventory in our homebuilding segment compared to $246.3 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots inventory to fund future growth was $139.8 million in our homebuilding segment in the current year period and $45.4 million in our Forestar segment. The most significant source of cash provided by operating activities in both periods was net income in our homebuilding segment.

Investing Cash Flow Activities

In the three months ended December 31, 2017, net cash used in investing activities was $198.2 million compared to $31.3 million in the prior year period. We paid $558.3 million during the current year period to purchase Forestar, which had $401.9 million of cash on the acquisition date. We used $44.4 million and $22.2 million in the three months ended December 31, 2017 and 2016, respectively, to purchase and construct property and equipment, including rental properties, model home furniture, office buildings and office and technology equipment to support our operations. Of the cash used for property and equipment in the current period, $19.1 million relates to the development and construction of five multi-family rental properties that are under active construction on land parcels we already owned. Proceeds from the sale of rental properties in the current period resulted from the sale of multi-family rental units constructed in one community in our Southeast region during fiscal 2007.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for the growth of our operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets.

During the three months ended December 31, 2017, net cash provided by financing activities was $185.7 million, consisting primarily of note proceeds, partially offset by note repayments, payments of cash dividends and repurchases of common stock. Note repayments of $825.8 million included our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018 and repayments of amounts drawn on our revolving credit facility of $415 million. Proceeds from notes payable of $1.1 billion included draws of $715 million on the revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 1, 2020. We also used cash to repurchase 500,000 shares of our common stock for $25.4 million during the current year period. During the three months ended December 31, 2016, net cash used in financing activities was $93.4 million, consisting primarily of note repayments and payments of cash dividends.

During the three months ended December 31, 2017, our Board of Directors approved a quarterly cash dividend of $0.125 per common share, for which $47.0 million was paid on December 15, 2017 to stockholders of record on December 1, 2017. In January 2018, our Board of Directors approved a quarterly cash dividend of $0.125 per common share, payable on March 9, 2018 to stockholders of record on February 23, 2018. Quarterly cash dividends of $0.10 per common share were approved and paid in the comparable quarters of fiscal 2017. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Our primary contractual cash obligations are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from profits, our credit facilities or other bank financing, and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

At December 31, 2017, we had outstanding letters of credit of $114.9 million and surety bonds of $1.2 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our land and lot option purchase contracts at December 31, 2017, there were a limited number of contracts, representing $35.4 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Further information about our land option contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, business acquisitions, goodwill, warranty claims, legal claims and insurance, income taxes, stock-based compensation and fair value measurements. Since September 30, 2017, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2017, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At both December 31, 2017 and September 30, 2017, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2017, we established reserves for approximately 20 new construction defect claims and resolved 20 construction defect claims for a total cost of $9.4 million. At December 31, 2016 and September 30, 2016, we had reserves for approximately 135 and 140 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2016, we established reserves for approximately 15 new construction defect claims and resolved 20 construction defect claims for a total cost of $12.8 million.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission (SEC), statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2017, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2017 and 2016 was not significant, is recognized in current earnings. At December 31, 2017, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $751.0 million. Uncommitted IRLCs totaled a notional amount of approximately $421.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $374.7 million at December 31, 2017.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2017. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale which are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2017.

	Nine Months Ending September 30, 2018	Fiscal Year Ending September 30,							Fair Value at December 31, 2017
		2019	2020	2021	2022	2023	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$9.5	$500.8	$619.3	$400.0	$350.0	$700.0	$—	$2,579.6	$2,690.2
Average interest rate	4.4%	3.9%	4.0%	2.8%	4.5%	5.5%	—%	4.3%
Variable rate	$387.8	$—	$—	$—	$300.0	$—	$—	$687.8	$687.8
Average interest rate	3.7%	—%	—%	—%	3.4%	—%	—%	3.6%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2017. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	—	—	—	—
December 1, 2017 - December 31, 2017	500,000	50.71	500,000	174.6
Total	500,000	$50.71	500,000	$174.6
______________

(1) Shares purchased during the three months ended December 31, 2017 were part of a $200 million common stock repurchase authorization approved by our Board of Directors effective August 1, 2017. These purchases resulted in a remaining authorization of $174.6 million at December 31, 2017, which expires on July 31, 2018.

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
4.1
Ninth Supplemental Indenture, dated as of December 5, 2017, among D.R. Horton, Inc., the guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee, relating to the 2.550% Senior Notes Due 2020 of D.R. Horton, Inc. (4)

	4.2	Tenth Supplemental Indenture, dated as of December 5, 2017, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee. (5)
	12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (*)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed on February 8, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.

(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.

(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2017, filed with the SEC on November 8, 2017.

(4)	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017.

(5)	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	February 8, 2018	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)