Form 10-Q
period 2018-06-30
HORTON D R INC /DE/
filed 2018-07-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Common stock, $.01 par value – 377,068,508 shares as of July 23, 2018

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,178.2	$1,007.8
Restricted cash	58.7	16.5
Inventories:
Construction in progress and finished homes	5,194.8	4,606.0
Residential land and lots — developed and under development	4,948.2	4,519.7
Land held for development	117.0	101.0
Land held for sale	43.3	10.4
	10,303.3	9,237.1
Investment in unconsolidated entities	32.2	—
Mortgage loans held for sale	679.9	587.3
Deferred income taxes, net of valuation allowance of $29.3 million and $11.2 million at June 30, 2018 and September 30, 2017, respectively	204.6	365.0
Property and equipment, net	385.2	325.0
Other assets	642.1	565.9
Goodwill	109.2	80.0
Total assets	$13,593.4	$12,184.6
LIABILITIES
Accounts payable	$655.3	$580.4
Accrued expenses and other liabilities	1,074.6	985.0
Notes payable	3,093.6	2,871.6
Total liabilities	4,823.5	4,437.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 387,651,773 shares issued and 376,993,165 shares outstanding at June 30, 2018 and 384,036,150 shares issued and 374,986,079 shares outstanding at September 30, 2017	3.9	3.8
Additional paid-in capital	3,064.4	2,992.2
Retained earnings	5,798.8	4,946.0
Treasury stock, 10,658,608 shares and 9,050,071 shares at June 30, 2018 and September 30, 2017, respectively, at cost	(269.8)	(194.9)
Stockholders’ equity	8,597.3	7,747.1
Noncontrolling interests	172.6	0.5
Total equity	8,769.9	7,747.6
Total liabilities and equity	$13,593.4	$12,184.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data) (Unaudited)
Revenues	$4,435.3	$3,776.4	$11,562.9	9,931.9
Cost of sales	3,397.2	2,961.1	8,939.0	7,778.9
Selling, general and administrative expense	434.9	374.5	1,219.9	1,055.5
Equity in earnings of unconsolidated entities	(0.4)	—	(3.1)	—
Gain on sale of assets	—	—	(14.5)	—
Other (income) expense	(12.6)	(3.7)	(30.7)	(19.0)
Income before income taxes	616.2	444.5	1,452.3	1,116.5
Income tax expense	162.5	155.5	458.9	391.4
Net income	453.7	289.0	993.4	725.1
Net loss attributable to noncontrolling interests	(0.1)	—	(0.7)	—
Net income attributable to D.R. Horton, Inc.	$453.8	$289.0	$994.1	$725.1

Basic net income per common share attributable to D.R. Horton, Inc.	$1.20	$0.77	$2.64	$1.94
Weighted average number of common shares	377.4	374.8	376.6	374.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$1.18	$0.76	$2.59	$1.92
Adjusted weighted average number of common shares	383.4	379.4	383.6	378.5

Cash dividends declared per common share	$0.125	$0.10	$0.375	$0.30

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2018	2017
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$993.4	$725.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46.6	40.4
Amortization of discounts and fees	6.3	3.9
Stock based compensation expense	46.3	40.4
Equity in earnings of unconsolidated entities	(3.1)	—
Distributions of earnings of unconsolidated entities	0.2	—
Excess income tax benefit from employee stock awards	—	(10.5)
Deferred income taxes	160.3	92.0
Inventory and land option charges	42.8	19.9
Gain on sale of assets	(14.5)	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(590.6)	(870.9)
Increase in residential land and lots – developed, under development, held for development and held for sale	(359.8)	(352.2)
Increase in other assets	(34.6)	(29.5)
(Increase) decrease in mortgage loans held for sale	(92.4)	26.2
Increase in accounts payable, accrued expenses and other liabilities	105.6	129.5
Net cash provided by (used in) operating activities	306.5	(185.7)
INVESTING ACTIVITIES
Expenditures for property and equipment	(110.1)	(103.5)
Proceeds from sale of assets	261.1	—
Increase in restricted cash	(42.2)	(9.9)
Investment in unconsolidated entities	(0.1)	—
Return of investment in unconsolidated entities	15.5	—
Net principal (increase) decrease of other mortgage loans and real estate owned	(0.8)	5.3
Purchases of debt securities collateralized by residential real estate	—	(8.8)
Payments related to business acquisitions, net of cash acquired	(158.1)	(4.1)
Net cash used in investing activities	(34.7)	(121.0)
FINANCING ACTIVITIES
Proceeds from notes payable	2,164.3	700.0
Repayment of notes payable	(2,179.5)	(1,051.4)
Advances on mortgage repurchase facility, net	106.3	0.4
Proceeds from stock associated with certain employee benefit plans	36.2	34.3
Excess income tax benefit from employee stock awards	—	10.5
Cash paid for shares withheld for taxes	(10.3)	(5.1)
Cash dividends paid	(141.3)	(112.2)
Repurchases of common stock	(74.9)	(60.6)
Distributions to noncontrolling interests, net	(2.2)	—
Net cash used in financing activities	(101.4)	(484.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170.4	(790.8)
Cash and cash equivalents at beginning of period	1,007.8	1,303.2
Cash and cash equivalents at end of period	$1,178.2	$512.4
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$4.5
Stock issued under employee incentive plans	$63.7	$31.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

Additionally, as a result of the adoption of ASU 2016-09 on October 1, 2017, $5.1 million of cash paid for shares withheld for taxes on stock-based awards was reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows for the nine months ended June 30, 2017. These reclassifications had no effect on the Company’s consolidated financial position or results of operations.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

Business Acquisition

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the merger agreement entered into in June 2017 (the acquisition). Forestar was and continues to be a publicly traded residential and real estate development company with operations currently in 20 markets and 11 states.

The Company’s alignment with Forestar advances its strategy of increasing its access to optioned land and lot positions to enhance operational efficiency and returns. Both companies are identifying land development opportunities to expand Forestar’s platform, and the Company plans to acquire a large portion of finished lots from Forestar in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, the Company has significant influence in guiding the strategic direction and operations of Forestar.

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

The purchase price was allocated based on the estimated fair value of 100% of Forestar’s assets and liabilities, as follows (in millions):

Cash	$401.9
Inventories	334.6
Investment in unconsolidated entities	98.5
Other assets	51.6
Goodwill	29.2
Total assets	915.8

Accounts payable	2.8
Accrued expenses and other liabilities	49.4
Notes payable	130.1
Total liabilities	182.3

Less: Noncontrolling interests	175.2
Net assets acquired	$558.3

As a result of the acquisition, the Company recorded $29.2 million of goodwill, none of which is tax deductible. The goodwill relates to expected synergies from the relationship with Forestar under the master supply agreement that will increase the Company’s access to optioned land and lot positions. The transaction costs incurred by D.R. Horton related to this acquisition totaled $7.2 million, of which $5.3 million was incurred during the nine months ended June 30, 2018 and expensed to selling, general and administrative expense.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions, except per share data)
Revenues	$4,435.3	$3,804.4	$11,562.9	$10,046.7
Net income attributable to D.R. Horton, Inc.	$453.8	$288.5	$997.5	$775.7
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.18	$0.76	$2.60	$2.05

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company plans to adopt this standard using the modified retrospective method. Upon adoption of the standard, the Company expects to record an adjustment to increase retained earnings and recognize a contract asset for expected future insurance brokerage commission renewals. The Company has not yet determined the amount of this adjustment and is continuing to evaluate other effects of the standard.

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
June 30, 2018

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations - Clarifying the Definition of a Business,” which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. As permitted, the Company elected to early adopt this guidance in the current quarter. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which updates the definition of an in substance nonfinancial asset and clarifies the derecognition guidance for nonfinancial assets to conform to the new revenue recognition standard (ASU 2014-09). The guidance is effective for the Company beginning October 1, 2018, concurrent with the adoption of ASU 2014-09, as required. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 80 markets in 26 states across the United States. The Company’s operating segments are its 44 homebuilding divisions, its majority-owned Forestar land development operations, its financial services operations and its other business activities. The homebuilding operating segments are aggregated into six reporting segments, as shown below. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment.

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

The Forestar land development segment has operations in 20 markets and 11 states, where it owns, directly or through joint ventures, interests in residential and mixed-use projects. The Company’s homebuilding divisions and Forestar are currently identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions expect to acquire finished lots from Forestar in accordance with the master supply agreement. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its core homebuilding, land development and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels the Company already owned and currently has five projects under active construction and one project that is substantially complete. At June 30, 2018 and September 30, 2017, property and equipment in the consolidated balance sheets included $152.0 million and $93.7 million, respectively, of costs incurred by DHI Communities. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2017. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$748.0	$367.7	$43.1	$19.4	$—	$—	$1,178.2
Restricted cash	11.2	40.0	7.5	—	—	—	58.7
Inventories:
Construction in progress and finished homes	5,194.8	—	—	—	—	—	5,194.8
Residential land and lots — developed and under development	4,590.1	325.9	—	—	0.4	31.8	4,948.2
Land held for development	82.1	34.9	—	—	—	—	117.0
Land held for sale	43.3	—	—	—	—	—	43.3
	9,910.3	360.8	—	—	0.4	31.8	10,303.3
Investment in unconsolidated entities	—	18.0	—	—	—	14.2	32.2
Mortgage loans held for sale	—	—	679.9	—	—	—	679.9
Deferred income taxes, net	203.2	1.3	—	—	—	0.1	204.6
Property and equipment, net	205.5	1.8	3.0	174.9	—	—	385.2
Other assets	594.2	21.2	44.0	3.4	(39.5)	18.8	642.1
Goodwill	80.0	—	—	—	—	29.2	109.2
	$11,752.4	$810.8	$777.5	$197.7	$(39.1)	$94.1	$13,593.4
Liabilities
Accounts payable	$641.8	$7.4	$3.9	$5.4	$(3.2)	$—	$655.3
Accrued expenses and other liabilities	1,007.6	72.8	38.9	12.8	(36.7)	(20.8)	1,074.6
Notes payable	2,447.1	110.5	526.3	—	—	9.7	3,093.6
	$4,096.5	$190.7	$569.1	$18.2	$(39.9)	$(11.1)	$4,823.5
______________

(1)
Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions with Forestar and the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

	September 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$973.0	$24.1	$10.7	$1,007.8
Restricted cash	9.3	7.2	—	16.5
Inventories:
Construction in progress and finished homes	4,606.0	—	—	4,606.0
Residential land and lots — developed and under development	4,519.7	—	—	4,519.7
Land held for development	101.0	—	—	101.0
Land held for sale	10.4	—	—	10.4
	9,237.1	—	—	9,237.1
Mortgage loans held for sale	—	587.3	—	587.3
Deferred income taxes, net	365.0	—	—	365.0
Property and equipment, net	194.4	3.0	127.6	325.0
Other assets	518.7	42.2	5.0	565.9
Goodwill	80.0	—	—	80.0
	$11,377.5	$663.8	$143.3	$12,184.6
Liabilities
Accounts payable	$575.6	$1.5	$3.3	$580.4
Accrued expenses and other liabilities	933.1	35.6	16.3	985.0
Notes payable	2,451.6	420.0	—	2,871.6
	$3,960.3	$457.1	$19.6	$4,437.0
______________

(1)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

	Three Months Ended June 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$4,265.5	$—	$—	$—	$—	$—	$4,265.5
Land/lot sales and other	59.1	23.6	—	—	(8.8)	(1.2)	72.7
Financial services	—	—	97.1	—	—	—	97.1
	4,324.6	23.6	97.1	—	(8.8)	(1.2)	4,435.3
Cost of sales:
Home sales	3,332.8	—	—	—	—	—	3,332.8
Land/lot sales and other	45.4	10.0	—	—	(5.6)	5.7	55.5
Inventory and land option charges	8.9	—	—	—	—	—	8.9
	3,387.1	10.0	—	—	(5.6)	5.7	3,397.2
Selling, general and administrative expense	349.1	6.5	71.1	8.1	—	0.1	434.9
Equity in earnings of unconsolidated entities	—	(1.0)	—	—	—	0.6	(0.4)
Gain on sale of assets	—	(1.3)	—	—	—	1.3	—
Interest expense	—	1.6	—	—	(1.6)	—	—
Other (income) expense	(1.3)	(2.7)	(4.3)	(5.0)	—	0.7	(12.6)
Income (loss) before income taxes	$589.7	$10.5	$30.3	$(3.1)	$(1.6)	$(9.6)	$616.2
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

	Nine Months Ended June 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$11,122.1	$—	$—	$—	$—	$—	$11,122.1
Land/lot sales and other	109.2	77.0	—	—	(17.3)	(1.2)	167.7
Financial services	—	—	273.1	—	—	—	273.1
	11,231.3	77.0	273.1	—	(17.3)	(1.2)	11,562.9
Cost of sales:
Home sales	8,761.7	—	—	—	—	—	8,761.7
Land/lot sales and other	88.7	45.5	—	—	(12.3)	12.6	134.5
Inventory and land option charges	42.8	—	—	—	—	—	42.8
	8,893.2	45.5	—	—	(12.3)	12.6	8,939.0
Selling, general and administrative expense	976.6	25.6	199.6	17.8	—	0.3	1,219.9
Equity in earnings of unconsolidated entities	—	(10.1)	—	—	—	7.0	(3.1)
Gain on sale of assets	(13.4)	(4.0)	—	—	—	2.9	(14.5)
Interest expense	—	5.8	—	—	(5.8)	—	—
Other (income) expense	(4.6)	(4.9)	(10.5)	(11.4)	—	0.7	(30.7)
Income (loss) before income taxes	$1,379.5	$19.1	$84.0	$(6.4)	$0.8	$(24.7)	$1,452.3
Summary Cash Flow Information:
Depreciation and amortization	$39.8	$0.2	$1.0	$5.2	$—	$0.4	$46.6
Cash provided by (used in) operating activities	$565.2	$(219.2)	$(27.0)	$(4.4)	$—	$(8.1)	$306.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

	Three Months Ended June 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$3,662.3	$—	$—	$3,662.3
Land/lot sales and other	22.2	—	—	22.2
Financial services	—	91.9	—	91.9
	3,684.5	91.9	—	3,776.4
Cost of sales:
Home sales	2,936.9	—	—	2,936.9
Land/lot sales and other	18.8	—	—	18.8
Inventory and land option charges	5.4	—	—	5.4
	2,961.1	—	—	2,961.1
Selling, general and administrative expense	309.5	62.1	2.9	374.5
Other (income) expense	(1.3)	(4.1)	1.7	(3.7)
Income (loss) before income taxes	$415.2	$33.9	$(4.6)	$444.5

	Nine Months Ended June 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$9,618.1	$—	$—	$9,618.1
Land/lot sales and other	56.9	—	—	56.9
Financial services	—	256.9	—	256.9
	9,675.0	256.9	—	9,931.9
Cost of sales:
Home sales	7,713.8	—	—	7,713.8
Land/lot sales and other	45.2	—	—	45.2
Inventory and land option charges	19.9	—	—	19.9
	7,778.9	—	—	7,778.9
Selling, general and administrative expense	872.4	175.0	8.1	1,055.5
Other (income) expense	(7.8)	(10.8)	(0.4)	(19.0)
Income (loss) before income taxes	$1,031.5	$92.7	$(7.7)	$1,116.5
Summary Cash Flow Information:
Depreciation and amortization	$36.8	$1.0	$2.6	$40.4
Cash (used in) provided by operating activities	$(259.6)	$76.9	$(3.0)	$(185.7)
______________

(1)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

Homebuilding Inventories by Reporting Segment (1)	June 30, 2018	September 30, 2017
	(In millions)
East	$1,211.3	$1,068.9
Midwest	540.3	492.6
Southeast	2,652.2	2,392.3
South Central	2,407.9	2,199.4
Southwest	527.5	506.1
West	2,346.1	2,352.5
Corporate and unallocated (2)	225.0	225.3
	$9,910.3	$9,237.1
_____________________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues
East	$529.1	$482.2	$1,357.9	$1,160.7
Midwest	256.7	202.2	621.7	522.0
Southeast	1,263.3	1,136.3	3,293.9	2,988.7
South Central	1,005.4	924.8	2,733.2	2,497.1
Southwest	220.1	152.6	548.6	387.8
West	1,050.0	786.4	2,676.0	2,118.7
	$4,324.6	$3,684.5	$11,231.3	$9,675.0
Inventory and Land Option Charges (1)
East	$0.3	$0.5	$0.9	$7.0
Midwest	4.3	1.3	4.7	1.6
Southeast	1.1	2.3	27.3	3.9
South Central	1.5	0.4	3.5	2.3
Southwest	—	—	0.8	0.1
West	1.7	0.9	5.6	5.0
	$8.9	$5.4	$42.8	$19.9
Income before Income Taxes (2)
East	$67.1	$54.2	$158.7	$106.4
Midwest	23.0	17.9	55.0	28.8
Southeast	156.1	128.6	374.9	341.3
South Central	143.3	119.1	365.2	321.4
Southwest	32.3	14.8	69.1	26.0
West	167.9	80.6	356.6	207.6
	$589.7	$415.2	$1,379.5	$1,031.5
_____________________________

(1)	To conform to the current year presentation, prior period amounts include earnest money and pre-acquisition cost write-offs.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE C – INVENTORIES

At June 30, 2018, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $65.3 million and recorded impairment charges of $3.9 million during the three months ended June 30, 2018 to reduce the carrying value of an impaired community to fair value. During the nine months ended June 30, 2018, impairment charges totaled $8.3 million. There were $1.0 million and $10.4 million of impairment charges recorded in the three and nine months ended June 30, 2017, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During the three and nine months ended June 30, 2018, the Company wrote off $5.0 million and $10.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate. Inventory and land option charges for the nine months ended June 30, 2018 also include a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2017 were $4.4 million and $9.5 million, respectively.

On February 8, 2018, the Forestar land development segment sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in the Company’s consolidated statement of operations for the nine months ended June 30, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	June 30, 2018	September 30, 2017
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2022	$—	$—
3.625% senior notes due 2018	—	399.7
3.75% senior notes due 2019	499.4	498.8
4.0% senior notes due 2020	498.6	497.9
2.55% senior notes due 2020	397.8	—
4.375% senior notes due 2022	348.3	348.1
4.75% senior notes due 2023	298.6	298.4
5.75% senior notes due 2023	397.9	397.6
Other secured notes	6.5	11.1
	2,447.1	2,451.6
Forestar:
Unsecured:
3.75% convertible senior notes due 2020	120.2
	120.2
Financial Services:
Mortgage repurchase facility, maturing 2019	526.3	420.0
	$3,093.6	$2,871.6

Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $9.3 million and $9.5 million at June 30, 2018 and September 30, 2017, respectively. These costs are capitalized into inventory as they are amortized. Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $9.7 million at June 30, 2018.

Homebuilding:

The Company has a $1.275 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2022. Borrowings and repayments under the facility totaled $1.8 billion each during the nine months ended June 30, 2018. At June 30, 2018, there were no borrowings outstanding and $87.1 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2018, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

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

Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through July 31, 2018. All of the $500 million authorization was remaining at June 30, 2018. In July 2018, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through September 30, 2019, which replaced the previous authorization.

Forestar:

On October 5, 2017, Forestar terminated its $50 million senior credit facility. The $50 million senior credit facility included a $50 million sublimit for letters of credit. Also on October 5, 2017, Forestar entered into a new agreement providing for a $30 million secured standby letter of credit facility, secured by $40 million in cash, which is included in restricted cash in the consolidated balance sheet. At June 30, 2018, letters of credit outstanding under the new facility totaled $21.5 million. Forestar is currently pursuing a new revolving credit facility to support future growth.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. The maturity date of the facility is February 22, 2019.

As of June 30, 2018, $639.4 million of mortgage loans held for sale with a collateral value of $619.8 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $93.5 million, DHI Mortgage had an obligation of $526.3 million outstanding under the mortgage repurchase facility at June 30, 2018 at a 3.9% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2018 and fiscal 2017, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Capitalized interest, beginning of period	$170.1	$186.2	$167.9	$191.2
Interest incurred (1)	31.0	32.4	93.8	99.4
Interest charged to cost of sales	(35.4)	(38.7)	(96.0)	(110.7)
Capitalized interest, end of period	$165.7	$179.9	$165.7	$179.9
_______________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $3.4 million and $7.9 million in the three and nine months ended June 30, 2018, respectively, and $2.4 million and $5.9 million in the same periods of fiscal 2017. Also included in the fiscal 2018 amounts is interest incurred by Forestar of $0.9 million in the three months ended June 30, 2018 and $2.3 million from the acquisition date through June 30, 2018.

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale
Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2018, mortgage loans held for sale had an aggregate carrying value of $679.9 million and an aggregate outstanding principal balance of $659.2 million. At September 30, 2017, mortgage loans held for sale had an aggregate carrying value of $587.3 million and an aggregate outstanding principal balance of $570.8 million. During the nine months ended June 30, 2018 and 2017, mortgage loans originated totaled $5.5 billion and $4.8 billion, respectively, and mortgage loans sold totaled $5.4 billion and $4.8 billion, respectively. The Company had gains on sales of loans and servicing rights of $68.0 million and $193.7 million during the three and nine months ended June 30, 2018, respectively, compared to $65.0 million and $185.9 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2018 were sold to four major financial entities, one of which purchased 38% of the total loans sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the three and nine months ended June 30, 2018 and 2017 was not significant, is recognized in revenues in the consolidated statements of operations. At June 30, 2018 and September 30, 2017, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $428.6 million and $330.7 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $428.6 million and $330.7 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some become real estate owned through the foreclosure process. At June 30, 2018 and September 30, 2017, the Company’s total other mortgage loans and real estate owned, before loss reserves, were as follows:

	June 30, 2018	September 30, 2017
	(In millions)
Other mortgage loans	$8.6	$8.3
Real estate owned	—	—
	$8.6	$8.3

The Company has recorded reserves for estimated losses on other mortgage loans and future loan repurchase obligations due to the limited recourse provisions, both of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018	September 30, 2017
	(In millions)
Loss reserves related to:
Other mortgage loans	$0.9	$1.0
Loan repurchase and settlement obligations – known and expected	7.0	7.7
	$7.9	$8.7

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2018 and September 30, 2017, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $706.8 million and $446.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At June 30, 2018 and September 30, 2017, the notional amount of best-efforts whole loan delivery commitments totaled $49.6 million and $26.9 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $610.4 million and $389.3 million, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2018 was $162.5 million and $458.9 million, respectively, compared to $155.5 million and $391.4 million in the prior year periods. The effective tax rate was 26.4% and 31.6% for the three and nine months ended June 30, 2018, respectively, compared to 35.0% and 35.1% in the prior year periods. The effective tax rates for the three and nine months ended June 30, 2018 reflect the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, an excess tax benefit related to stock-based compensation and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which for the Company is 24.5% for the fiscal year ending September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory tax rate that applied to its year-to-date earnings from 35% to 24.5%. In addition, the Company remeasured its deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million recognized during the three months ended December 31, 2017. The initial remeasurement was the Company’s best estimate based on the information available at the time. Adjustments to deferred tax expense will continue to be recognized to the extent the actual timing of future deferred tax reversals and originations differ from original estimates and will be recorded in subsequent quarters until the filing of the Company’s federal tax return. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three months ended June 30, 2018, no significant adjustments to the remeasurement of the Company’s deferred tax accounts were recognized. No other tax law changes as a result of the Tax Act are expected to have a significant impact on the Company’s financial statements. The Company’s deferred tax assets, net of deferred tax liabilities, were $233.9 million at June 30, 2018 compared to $376.2 million at September 30, 2017.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

In addition to the valuation allowance relating to Forestar’s deferred tax assets, the Company has a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance was recorded because it is more likely than not that a portion of the state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax asset. The Company’s total valuation allowance was $29.3 million at June 30, 2018 and $11.2 million at September 30, 2017. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to its remaining state NOL carryforwards and Forestar’s deferred tax assets. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$453.8	$289.0	$994.1	$725.1
Denominator:
Denominator for basic earnings per share — weighted average common shares	377.4	374.8	376.6	374.1
Effect of dilutive securities:
Employee stock awards	6.0	4.6	7.0	4.4
Denominator for diluted earnings per share — adjusted weighted average common shares	383.4	379.4	383.6	378.5

Basic net income per common share attributable to D.R. Horton, Inc.	$1.20	$0.77	$2.64	$1.94
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.18	$0.76	$2.59	$1.92

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2015, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective August 1, 2017, the Board of Directors authorized the repurchase of up to $200 million of the Company’s common stock effective through July 31, 2018. During the nine months ended June 30, 2018, the Company repurchased 1,608,537 shares of its common stock for $74.9 million, resulting in a remaining authorization of $125.1 million at June 30, 2018. In July 2018, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019, which replaced the previous authorization.

During the three months ended June 30, 2018, the Board of Directors approved a quarterly cash dividend of $0.125 per common share, which was paid on May 25, 2018 to stockholders of record on May 11, 2018. In July 2018, the Board of Directors approved a quarterly cash dividend of $0.125 per common share, payable on August 22, 2018 to stockholders of record on August 8, 2018. Cash dividends of $0.10 per common share were approved and paid in each quarter of fiscal 2017.

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

In November 2017, a total of 330,000 performance-based RSU equity awards were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. These awards vest at the end of a three-year performance period ending September 30, 2020. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $45.79 per unit. Compensation expense related to these grants was $1.5 million and $4.5 million in the three and nine months ended June 30, 2018, respectively, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award. Also, 40,000 time-based RSUs were granted to the Company’s Chief Financial Officer in November 2017. These time-based RSUs vest annually in equal installments over a three-year period ending November 2020. The fair value of this equity award on the date of grant was $43.46 per unit.

In March 2018, a total of 1.7 million time-based RSUs were granted to approximately 920 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $41.78 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $3.6 million and $8.4 million in the three and nine months ended June 30, 2018, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Warranty liability, beginning of period	$162.6	$112.8	$143.7	$104.4
Warranties issued	23.6	17.6	59.3	45.9
Changes in liability for pre-existing warranties	8.1	8.2	25.9	14.5
Settlements made	(17.9)	(18.3)	(52.5)	(44.5)
Warranty liability, end of period	$176.4	$120.3	$176.4	$120.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $407.8 million and $420.6 million at June 30, 2018 and September 30, 2017, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% and 98% of these reserves related to construction defect matters at June 30, 2018 and September 30, 2017, respectively. Expenses related to the Company’s legal contingencies were $47.5 million and $80.6 million in the nine months ended June 30, 2018 and 2017, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of June 30, 2018, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

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

The Company’s reserves for legal claims decreased from $420.6 million at September 30, 2017 to $407.8 million at June 30, 2018. The decrease in reserves is due to a decrease in known claims. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2018 and 2017 were as follows:

	Nine Months Ended June 30,
	2018	2017
	(In millions)
Reserves for legal claims, beginning of period	$420.6	$423.5
Increase in reserves	47.2	86.2
Payments	(60.0)	(56.2)
Reserves for legal claims, end of period	$407.8	$453.5

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $56.0 million, $74.4 million and $82.6 million at June 30, 2018, September 30, 2017 and June 30, 2017, respectively, and are included in other assets in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

At June 30, 2018, the Company’s homebuilding segment had total option deposits of $345.5 million, consisting of cash deposits of $341.3 million and promissory notes and letters of credit of $4.2 million, to purchase land and lots with a total remaining purchase price of approximately $5.8 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $38.4 million of the option deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $402.0 million. A limited number of the homebuilding land and lot option purchase contracts at June 30, 2018, representing $74.8 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. Of the $74.8 million remaining purchase price subject to specific performance provisions, $34.7 million related to a contract between the homebuilding segment and Forestar.

At June 30, 2018, Forestar had total option deposits of $3.9 million to purchase land and lots from third parties with a total remaining purchase price of approximately $59.3 million.

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at June 30, 2018 and September 30, 2017 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At June 30, 2018 and September 30, 2017, the option deposits related to these contracts totaled $281.6 million and $222.9 million, respectively.

Other Commitments

At June 30, 2018, the Company had outstanding surety bonds of $1.3 billion and letters of credit of $110.0 million to secure performance under various contracts. Of the total letters of credit, $87.1 million were issued under the Company’s revolving credit facility and $21.5 million were issued under Forestar’s senior credit facility. The remaining $1.4 million of letters of credit were issued under a secured letter of credit agreement requiring the Company to deposit cash as collateral with the issuing bank, and the cash restricted for this purpose is included in restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018	September 30, 2017 (1)
	(In millions)
Earnest money and refundable deposits	$386.8	$312.2
Insurance receivables	56.0	74.4
Other receivables	83.8	60.0
Prepaid assets	19.0	30.8
Rental properties	38.5	52.0
Other	58.0	36.5
	$642.1	$565.9

The Company’s accrued expenses and other liabilities at June 30, 2018 and September 30, 2017 were as follows:

	June 30, 2018	September 30, 2017 (1)
	(In millions)
Reserves for legal claims	$407.8	$420.6
Employee compensation and related liabilities	211.9	197.9
Warranty liability	176.4	143.7
Accrued interest	34.9	11.9
Federal and state income tax liabilities	40.0	20.3
Inventory related accruals	28.7	24.8
Customer deposits	61.0	44.9
Accrued property taxes	25.7	33.9
Other	88.2	87.0
	$1,074.6	$985.0

___________________

(1)
To conform to the current year presentation, prior period amounts have been reclassified to reflect the Company’s consolidated balances, rather than the balances of its homebuilding segment that were previously presented.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE M – INVESTMENT IN UNCONSOLIDATED ENTITIES

At June 30, 2018, the Forestar segment owned interests in 6 entities that are accounted for under the equity method of accounting. The purpose of these entities is to acquire and develop residential, multi-family and mixed-use communities. At June 30, 2018, the Company’s investment in these unconsolidated entities was $32.2 million, which included a purchase accounting adjustment of $14.2 million. The aggregate outstanding debt of these entities was $45.6 million, of which $41.1 million is non-recourse to the Company.

Summarized condensed financial information on a combined 100% basis related to the Company’s unconsolidated entities is as follows:

Balance Sheet

June 30, 2018
(In millions)
Assets:
Cash and cash equivalents	$5.8
Real estate	88.0
Other assets	1.0
Total assets	$94.8
Liabilities and Equity:
Accounts payable and other liabilities	$2.0
Debt	45.6
Equity	47.2
Total liabilities and equity	$94.8

Statement of Operations

	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	(In millions)
Revenues	$2.8	$14.9
Net earnings of unconsolidated entities (1)	$2.7	$24.4
D.R. Horton’s equity in earnings of unconsolidated entities (1)	$0.4	$3.1
___________________

(1)
Earnings in the nine month period included $19.0 million related to the gain on sale of a multi-family joint venture project in Nashville, Tennessee. D.R. Horton’s equity in earnings of unconsolidated entities of $0.4 million and $3.1 million in the three and nine months ended June 30, 2018, respectively, is after consideration of purchase accounting adjustments. Forestar’s equity in earnings of unconsolidated entities for the three months ended June 30, 2018 was $1.0 million and for the period from acquisition through June 30, 2018 was $10.1 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017, and the changes in the fair value of the Level 3 assets during the nine months ended June 30, 2018 and 2017.

		Fair Value at June 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	670.3	6.6	676.9
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	17.1	—	17.1
Forward sales of MBS	Other liabilities	—	(3.2)	—	(3.2)
Best-efforts and mandatory commitments	Other liabilities	—	(0.3)	—	(0.3)

		Fair Value at September 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	580.2	5.6	585.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.4	—	9.4
Forward sales of MBS	Other assets	—	1.1	—	1.1
Best-efforts and mandatory commitments	Other assets	—	0.6	—	0.6

	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2018
	Balance at September 30, 2017	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2018
	(In millions)
Debt securities collateralized by residential real estate	$8.8	$—	$—	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	5.6	0.7	—	(6.8)	—	7.1	6.6
	Level 3 Assets at Fair Value for the Nine Months Ended June 30, 2017
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at June 30, 2017
	(In millions)
Debt securities collateralized by residential real estate	$—	$—	$8.8	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	6.8	0.8	—	(8.9)	—	6.6	5.3
___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at June 30, 2018 and September 30, 2017 include $6.6 million and $5.6 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $7.1 million and $6.6 million were transferred to Level 3 during the nine months ended June 30, 2018 and 2017, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2018 and September 30, 2017:

		Fair Value at June 30, 2018		Fair Value at September 30, 2017
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$10.1	$—	$33.4
Inventory available for sale (a) (c)	Inventories	—	—	—	1.2
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	2.6	—	0.6
Other mortgage loans (a) (e)	Other assets	—	0.8	—	1.4
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

(d)
These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).

(e)	The fair value of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2018 and September 30, 2017:

	Carrying Value	Fair Value at June 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,178.2	$1,178.2	$—	$—	$1,178.2
Restricted cash (a)	58.7	58.7	—	—	58.7
Notes payable (b) (c)	3,093.6	—	2,616.3	532.8	3,149.1

	Carrying Value	Fair Value at September 30, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,007.8	$1,007.8	$—	$—	$1,007.8
Restricted cash (a)	16.5	16.5	—	—	16.5
Notes payable (b) (c)	2,871.6	—	2,584.1	431.1	3,015.2
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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
June 30, 2018

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

To conform to the current year presentation, the Company’s equity in income of subsidiaries in its condensed consolidating statements of operations for the fiscal 2017 periods is presented after income tax expense. As a result, the amounts of equity in income of subsidiaries and income tax expense were each reduced by $111.1 million and $299.2 million in the three and nine months ended June 30, 2017, respectively, in both the D.R. Horton, Inc. and Eliminations columns. This reclassification, which the Company determined was not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statements of operations in this Supplemental Guarantor Information note. Prior period financial information will be presented similarly in the condensed consolidating statement of operations of future filings.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$596.1	$107.3	$474.8	$—	$1,178.2
Restricted cash	7.9	3.3	47.5	—	58.7
Investments in subsidiaries	6,064.2	—	—	(6,064.2)	—
Inventories	4,089.8	5,806.0	412.9	(5.4)	10,303.3
Investment in unconsolidated entities	—	—	32.2	—	32.2
Mortgage loans held for sale	—	—	679.9	—	679.9
Deferred income taxes, net	79.0	121.9	3.7	—	204.6
Property and equipment, net	111.7	63.5	216.6	(6.6)	385.2
Other assets	269.7	320.8	87.8	(36.2)	642.1
Goodwill	—	80.0	29.2	—	109.2
Intercompany receivables	425.9	—	—	(425.9)	—
Total Assets	$11,644.3	$6,502.8	$1,984.6	$(6,538.3)	$13,593.4
LIABILITIES & EQUITY
Accounts payable and other liabilities	$593.2	$980.3	$197.2	$(40.8)	$1,729.9
Intercompany payables	—	175.6	250.3	(425.9)	—
Notes payable	2,443.0	4.1	646.5	—	3,093.6
Total Liabilities	3,036.2	1,160.0	1,094.0	(466.7)	4,823.5
Stockholders’ equity	8,608.1	5,342.8	721.4	(6,075.0)	8,597.3
Noncontrolling interests	—	—	169.2	3.4	172.6
Total Equity	8,608.1	5,342.8	890.6	(6,071.6)	8,769.9
Total Liabilities & Equity	$11,644.3	$6,502.8	$1,984.6	$(6,538.3)	$13,593.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$780.9	$154.5	$72.4	$—	$1,007.8
Restricted cash	7.8	1.5	7.2	—	16.5
Investments in subsidiaries	4,812.6	—	—	(4,812.6)	—
Inventories	3,540.4	5,579.9	116.8	—	9,237.1
Mortgage loans held for sale	—	—	587.3	—	587.3
Deferred income taxes, net	138.5	223.6	2.9	—	365.0
Property and equipment, net	104.8	59.7	166.3	(5.8)	325.0
Other assets	245.5	259.7	60.7	—	565.9
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,047.7	—	—	(1,047.7)	—
Total Assets	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$483.9	$956.9	$126.6	$(2.0)	$1,565.4
Intercompany payables	—	732.2	315.5	(1,047.7)	—
Notes payable	2,443.4	8.2	420.0	—	2,871.6
Total Liabilities	2,927.3	1,697.3	862.1	(1,049.7)	4,437.0
Stockholders’ equity	7,750.9	4,661.6	151.0	(4,816.4)	7,747.1
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,750.9	4,661.6	151.5	(4,816.4)	7,747.6
Total Liabilities & Equity	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,630.8	$2,693.9	$119.5	$(8.9)	$4,435.3
Cost of sales	1,293.3	2,092.5	17.0	(5.6)	3,397.2
Selling, general and administrative expense	174.4	174.1	86.4	—	434.9
Equity in earnings of unconsolidated entities	—	—	(0.4)	—	(0.4)
Other (income) expense	(1.5)	0.5	(11.6)	—	(12.6)
Income before income taxes	164.6	426.8	28.1	(3.3)	616.2
Income tax expense	43.8	113.6	5.1	—	162.5
Equity in net income of subsidiaries, net of tax	336.2	—	—	(336.2)	—
Net income	457.0	313.2	23.0	(339.5)	453.7
Net loss attributable to noncontrolling interests	—	—	(3.5)	3.4	(0.1)
Net income attributable to D.R. Horton, Inc.	$457.0	$313.2	$26.5	$(342.9)	$453.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$4,082.7	$7,149.0	$353.6	$(22.4)	$11,562.9
Cost of sales	3,235.0	5,659.4	61.1	(16.5)	8,939.0
Selling, general and administrative expense	483.4	490.6	245.9	—	1,219.9
Equity in earnings of unconsolidated entities	—	—	(3.1)	—	(3.1)
Gain on sale of assets	—	—	(14.5)	—	(14.5)
Other (income) expense	(3.5)	(0.2)	(27.0)	—	(30.7)
Income before income taxes	367.8	999.2	91.2	(5.9)	1,452.3
Income tax expense	117.0	318.7	24.2	(1.0)	458.9
Equity in net income of subsidiaries, net of tax	747.5	—	—	(747.5)	—
Net income	998.3	680.5	67.0	(752.4)	993.4
Net loss attributable to noncontrolling interests	—	—	(4.1)	3.4	(0.7)
Net income attributable to D.R. Horton, Inc.	$998.3	$680.5	$71.1	$(755.8)	$994.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,332.0	$2,352.3	$92.1	$—	$3,776.4
Cost of sales	1,056.7	1,900.9	3.5	—	2,961.1
Selling, general and administrative expense	148.5	159.9	66.1	—	374.5
Other (income) expense	(0.7)	(0.2)	(2.8)	—	(3.7)
Income before income taxes	127.5	291.7	25.3	—	444.5
Income tax expense	44.4	101.3	9.8	—	155.5
Equity in net income of subsidiaries, net of tax	205.9	—	—	(205.9)	—
Net income	$289.0	$190.4	$15.5	$(205.9)	$289.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$3,344.5	$6,293.0	$294.4	$—	$9,931.9
Cost of sales	2,670.0	5,072.9	36.0	—	7,778.9
Selling, general and administrative expense	415.7	452.8	187.0	—	1,055.5
Other (income) expense	(5.9)	(1.1)	(12.0)	—	(19.0)
Income before income taxes	264.7	768.4	83.4	—	1,116.5
Income tax expense	92.2	267.7	31.5	—	391.4
Equity in net income of subsidiaries, net of tax	552.6	—	—	(552.6)	—
Net income	$725.1	$500.7	$51.9	$(552.6)	$725.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(17.9)	$640.4	$(254.0)	$(62.0)	$306.5
INVESTING ACTIVITIES
Expenditures for property and equipment	(29.1)	(21.5)	(64.5)	5.0	(110.1)
Proceeds from sale of assets	—	—	261.1	—	261.1
Increase in restricted cash	(0.2)	(1.8)	(40.2)	—	(42.2)
Investment in unconsolidated entities	—	—	(0.1)	—	(0.1)
Return of investment in unconsolidated entities	—	—	15.5	—	15.5
Net principal increase of other mortgage loans and real estate owned	—	—	(0.8)	—	(0.8)
Intercompany advances	615.7	—	—	(615.7)	—
Payments related to business acquisitions, net of cash acquired	(560.0)	—	401.9	—	(158.1)
Net cash provided by (used in) investing activities	26.4	(23.3)	572.9	(610.7)	(34.7)
FINANCING ACTIVITIES
Proceeds from notes payable	2,162.2	—	2.1	—	2,164.3
Repayment of notes payable	(2,165.2)	(3.7)	(10.6)	—	(2,179.5)
Advances on mortgage repurchase facility, net	—	—	106.3	—	106.3
Intercompany advances	—	(660.6)	44.9	615.7	—
Proceeds from stock associated with certain employee benefit plans	36.2	—	—	—	36.2
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(141.3)	—	(57.0)	57.0	(141.3)
Repurchases of common stock	(74.9)	—	—	—	(74.9)
Distributions to noncontrolling interests, net	—	—	(2.2)	—	(2.2)
Net cash (used in) provided by financing activities	(193.3)	(664.3)	83.5	672.7	(101.4)
(Decrease) increase in cash and cash equivalents	(184.8)	(47.2)	402.4	—	170.4
Cash and cash equivalents at beginning of period	780.9	154.5	72.4	—	1,007.8
Cash and cash equivalents at end of period	$596.1	$107.3	$474.8	$—	$1,178.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2018

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(392.7)	$239.1	$42.9	$(75.0)	$(185.7)
INVESTING ACTIVITIES
Expenditures for property and equipment	(44.6)	(18.8)	(40.1)	—	(103.5)
Increase in restricted cash	(1.1)	(0.3)	(8.5)	—	(9.9)
Net principal decrease of other mortgage loans and real estate owned	—	—	5.3	—	5.3
Purchases of debt securities collateralized by residential real estate	(8.8)	—	—	—	(8.8)
Intercompany advances	187.3	—	—	(187.3)	—
Payments related to business acquisitions	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	128.7	(19.1)	(43.3)	(187.3)	(121.0)
FINANCING ACTIVITIES
Proceeds from notes payable	700.0	—	—	—	700.0
Repayment of notes payable	(1,050.0)	(1.4)	—	—	(1,051.4)
Advances on mortgage repurchase facility, net	—	—	0.4	—	0.4
Intercompany advances	—	(282.8)	95.5	187.3	—
Proceeds from stock associated with certain employee benefit plans	34.3	—	—	—	34.3
Excess income tax benefit from employee stock awards	10.5	—	—	—	10.5
Cash paid for shares withheld for taxes	(5.1)	—	—	—	(5.1)
Cash dividends paid	(112.2)	—	(75.0)	75.0	(112.2)
Repurchases of common stock	(60.6)	—	—	—	(60.6)
Net cash (used in) provided by financing activities	(483.1)	(284.2)	20.9	262.3	(484.1)
(Decrease) increase in cash and cash equivalents	(747.1)	(64.2)	20.5	—	(790.8)
Cash and cash equivalents at beginning of period	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of period	$329.3	$89.8	$93.3	$—	$512.4

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed and revenues. We construct and sell homes through our operating divisions in 80 markets in 26 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes, Freedom Homes and Pacific Ridge Homes. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, land development, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $299,100 during the nine months ended June 30, 2018. Approximately 89% of our home sales revenues in the nine months ended June 30, 2018 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuyers and generally sells the mortgages it originates and the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production shortly after origination. Our 100% owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuyers.

In addition to our core homebuilding, land development and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels we already owned and currently has five projects under active construction and one project that is substantially complete. At June 30, 2018 and September 30, 2017, property and equipment in our consolidated balance sheets included $152.0 million and $93.7 million, respectively, of costs incurred by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $197.7 million and $143.3 million at June 30, 2018 and September 30, 2017, respectively, and the combined pre-tax loss of these subsidiaries was $3.1 million and $6.4 million in the three and nine months ended June 30, 2018, respectively, and $4.6 million and $7.7 million in the same periods of fiscal 2017.

OVERVIEW

Market conditions during the first nine months of fiscal 2018 have continued to improve as demand for new homes across most of our markets remains strong, particularly at affordable price points, and the supply of new homes remains limited. The level of strength in new home demand and home prices across our markets is generally reflective of the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence.

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

During the nine months ended June 30, 2018, our number of homes closed and home sales revenues increased 14% and 16%, respectively, compared to the prior year period. Our pre-tax income was $1.5 billion in the current year nine month period compared to $1.1 billion in the prior year period, and our pre-tax operating margin increased to 12.6% compared to 11.2% primarily as a result of an increase in our home sales gross margin. In the current environment, we are reducing sales incentives or raising prices in communities where we are achieving our targeted sales pace, while striving to ensure our product offerings remain affordable. As land and construction costs have generally continued to increase, we are leveraging our scale and relationships in an effort to control these increases.

Within our homebuilding land and lot portfolio, our lots controlled under option purchase contracts represent 56% of the lots owned and controlled at June 30, 2018 compared to 50% at September 30, 2017 and June 30, 2017. The Forestar acquisition is advancing our strategy of increasing our access to optioned land and lot positions.

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

STRATEGY

Our operating strategy focuses on leveraging our financial and competitive position to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk. This strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk.

•	Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.

•	Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand.

•	Delivering high quality homes to our customers and a positive experience both during and after the sale.

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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2018, as compared to the same period of 2017, were as follows:

Homebuilding:

•	Homebuilding revenues increased 17% to $4.3 billion.

•	Homes closed increased 13% to 14,114 homes, and the average closing price of those homes increased 3% to $302,200.

•	Net sales orders increased 12% to 14,650 homes, and the value of net sales orders increased 13% to $4.4 billion.

•	Sales order backlog increased 9% to 16,536 homes, and the value of sales order backlog increased 7% to $5.0 billion.

•	Home sales gross margin increased 210 basis points to 21.9%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 30 basis points to 8.1%.

•	Homebuilding pre-tax income increased 42% to $589.7 million compared to $415.2 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues improved to 13.6% from 11.3%.

•	Homebuilding cash and cash equivalents totaled $748.0 million compared to $973.0 million and $460.8 million at September 30, 2017 and June 30, 2017, respectively.

•	Homebuilding inventories totaled $9.9 billion compared to $9.2 billion and $9.6 billion at September 30, 2017 and June 30, 2017, respectively.

•	Homes in inventory totaled 29,800 compared to 26,200 and 27,600 at September 30, 2017 and June 30, 2017, respectively.

•
Owned lots totaled 122,200 compared to 125,000 and 125,500 at September 30, 2017 and June 30, 2017, respectively. Lots controlled through option purchase contracts totaled 155,500 compared to 124,000 and 126,600 at September 30, 2017 and June 30, 2017, respectively.

•	Homebuilding debt was $2.4 billion compared to $2.5 billion at both September 30, 2017 and June 30, 2017.

•	Homebuilding debt to total capital was 22.2% compared to 24.0% at September 30, 2017 and 24.8% at June 30, 2017.

Forestar:

•	Forestar’s revenues were $23.6 million, which included $8.8 million of lot sales to our homebuilding segment.

•	Forestar’s pre-tax income was $10.5 million, which included pre-tax income of $3.2 million from lot sales to our homebuilding segment.

•	Owned and controlled lots totaled 19,100. Of these lots, 11,100 were under contract to sell to or subject to a right of first offer with D.R. Horton.

•	Forestar’s cash and cash equivalents totaled $367.7 million.

•	Forestar’s inventories totaled $360.8 million.

Financial Services:

•	Financial services revenues increased 6% to $97.1 million.

•	Financial services pre-tax income was $30.3 million compared to $33.9 million.

•	Financial services pre-tax income as a percentage of financial services revenues was 31.2% compared to 36.9%.

Consolidated Results:

•	Consolidated pre-tax income increased 39% to $616.2 million compared to $444.5 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues improved to 13.9% from 11.8%.

•	Net income attributable to D.R. Horton increased 57% to $453.8 million compared to $289.0 million.

•	Diluted earnings per common share attributable to D.R. Horton increased 55% to $1.18 compared to $0.76.

•	Stockholders’ equity was $8.6 billion compared to $7.7 billion and $7.4 billion at September 30, 2017 and June 30, 2017, respectively.

•	Book value per common share increased to $22.80 compared to $20.66 and $19.87 at September 30, 2017 and June 30, 2017, respectively.

Key financial results for the nine months ended June 30, 2018 (or from the acquisition date of October 5, 2017 through June 30, 2018 for Forestar’s results), as compared to the same period of 2017, were as follows:

Homebuilding:

•	Homebuilding revenues increased 16% to $11.2 billion.

•	Homes closed increased 14% to 37,183 homes, and the average closing price of those homes was $299,100.

•	Net sales orders increased 14% to 41,231 homes, and the value of net sales orders increased 14% to $12.3 billion.

•	Home sales gross margin increased 140 basis points to 21.2%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 30 basis points to 8.7%.

•	Homebuilding pre-tax income increased 34% to $1.4 billion compared to $1.0 billion.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues improved to 12.3% from 10.7%.

Forestar:

•	Forestar’s revenues were $77.0 million, which included $17.3 million of lot sales to our homebuilding segment.

•	Forestar’s pre-tax income was $19.1 million, which included pre-tax income of $5.0 million from lot sales to our homebuilding segment.

Financial Services:

•	Financial services revenues increased 6% to $273.1 million.

•	Financial services pre-tax income was $84.0 million compared to $92.7 million.

•	Financial services pre-tax income as a percentage of financial services revenues was 30.8% compared to 36.1%.

Consolidated Results:

•	Consolidated pre-tax income increased 30% to $1.5 billion compared to $1.1 billion.

•	Consolidated pre-tax income as a percentage of consolidated revenues improved to 12.6% from 11.2%.

•	Income tax expense was $458.9 million, which included a charge of $108.7 million during the three months ended December 31, 2017 as a result of the Tax Cuts and Jobs Act, compared to $391.4 million.

•	Net income attributable to D.R. Horton increased 37% to $1.0 billion compared to $725.1 million.

•	Diluted earnings per common share attributable to D.R. Horton increased 35% to $2.59 compared to $1.92.

•	Net cash provided by operations was $306.5 million compared to cash used in operations of $185.7 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Northern Delaware		Lafayette
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D.C.		Dallas
New Jersey	North New Jersey		El Paso
	South New Jersey		Fort Worth
North Carolina	Charlotte		Houston
	Greensboro/Winston-Salem		Killeen/Temple/Waco
	Raleigh/Durham		Midland/Odessa
	Wilmington		New Braunfels/San Marcos
Pennsylvania	Philadelphia		San Antonio
South Carolina	Charleston
	Columbia		Southwest Region
	Greenville/Spartanburg	Arizona	Phoenix
	Hilton Head		Tucson
	Myrtle Beach	New Mexico	Albuquerque
Virginia	Northern Virginia
West Region
	Midwest Region	California	Bakersfield
Colorado	Denver		Bay Area
	Fort Collins		Fresno
Illinois	Chicago		Los Angeles County
Minnesota	Minneapolis/St. Paul		Orange County
Riverside County
	Southeast Region		Sacramento
Alabama	Birmingham		San Bernardino County
	Huntsville		San Diego County
	Mobile/Baldwin County		Ventura County
	Montgomery	Hawaii	Hawaii
	Tuscaloosa		Kauai
Florida	Fort Myers/Naples		Maui
	Jacksonville		Oahu
	Lakeland	Nevada	Las Vegas
	Melbourne/Vero Beach		Reno
	Miami/Fort Lauderdale	Oregon	Portland/Salem
	Ocala	Utah	Salt Lake City
	Orlando	Washington	Seattle/Tacoma/Everett
	Pensacola/Panama City		Spokane
	Port St. Lucie		Vancouver
Tampa/Sarasota
Volusia County
West Palm Beach
Georgia	Atlanta
Augusta
Mississippi	Gulf Coast
Tennessee	Knoxville
Nashville

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2018 and 2017. As described in Note A to our consolidated financial statements, the prior year amounts presented throughout this discussion reflect certain reclassifications made to conform to the classifications used in the current year.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	1,948	1,642	19%	$557.9	$453.8	23%	$286,400	$276,400	4%
Midwest	546	457	19%	221.2	177.9	24%	405,100	389,300	4%
Southeast	4,722	4,401	7%	1,253.5	1,151.0	9%	265,500	261,500	2%
South Central	4,478	3,691	21%	1,133.3	926.4	22%	253,100	251,000	1%
Southwest	917	816	12%	230.5	186.7	23%	251,400	228,800	10%
West	2,039	2,033	—%	969.8	976.2	(1)%	475,600	480,200	(1)%
	14,650	13,040	12%	$4,366.2	$3,872.0	13%	$298,000	$296,900	—%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	5,369	4,579	17%	$1,523.2	$1,297.9	17%	$283,700	$283,400	—%
Midwest	1,713	1,463	17%	672.6	570.3	18%	392,600	389,800	1%
Southeast	13,408	12,019	12%	3,582.5	3,143.2	14%	267,200	261,500	2%
South Central	12,292	10,858	13%	3,094.5	2,709.0	14%	251,700	249,500	1%
Southwest	2,507	2,019	24%	607.3	466.2	30%	242,200	230,900	5%
West	5,942	5,334	11%	2,850.2	2,638.5	8%	479,700	494,700	(3)%
	41,231	36,272	14%	$12,330.3	$10,825.1	14%	$299,100	$298,400	—%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2018	2017	2018	2017	2018	2017
East	578	508	$157.5	$143.2	23%	24%
Midwest	96	81	36.3	34.0	15%	15%
Southeast	1,533	1,267	407.4	323.9	25%	22%
South Central	1,104	1,019	272.8	258.2	20%	22%
Southwest	291	254	76.7	56.2	24%	24%
West	364	315	184.1	157.7	15%	13%
	3,966	3,444	$1,134.8	$973.2	21%	21%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2018	2017	2018	2017	2018	2017
East	1,455	1,355	$406.7	$373.1	21%	23%
Midwest	218	207	83.4	82.7	11%	12%
Southeast	4,153	3,567	1,099.0	909.8	24%	23%
South Central	3,231	2,956	797.8	740.8	21%	21%
Southwest	743	610	180.6	138.5	23%	23%
West	968	850	468.8	424.6	14%	14%
	10,768	9,545	$3,036.3	$2,669.5	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders increased 13% to $4.4 billion (14,650 homes) for the three months ended June 30, 2018 from $3.9 billion (13,040 homes) in the prior year period, with increases in most of our regions. The value of net sales orders increased 14% to $12.3 billion (41,231 homes) for the nine months ended June 30, 2018 from $10.8 billion (36,272 homes) in the prior year period, with increases in all of our regions. The increases in the value of sales orders were due to increased volume.

The number of net sales orders increased 12% and 14% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. The increase in net sales orders reflects the continued improved market conditions in most of our markets. Our Houston market contributed the most to higher sales volume in our South Central region during the three month period and our Phoenix market contributed the most to higher sales volume in our Southwest region during the nine month period. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 21% in both the three and nine months ended June 30, 2018, consistent with the prior year periods.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	2,113	1,794	18%	$618.5	$520.5	19%	$292,700	$290,100	1%
Midwest	556	593	(6)%	224.5	234.7	(4)%	403,800	395,800	2%
Southeast	5,066	4,710	8%	1,395.0	1,277.6	9%	275,400	271,300	2%
South Central	5,584	4,937	13%	1,432.4	1,268.6	13%	256,500	257,000	—%
Southwest	1,177	1,030	14%	294.7	232.9	27%	250,400	226,100	11%
West	2,040	2,097	(3)%	1,013.4	1,110.7	(9)%	496,800	529,700	(6)%
	16,536	15,161	9%	$4,978.5	$4,645.0	7%	$301,100	$306,400	(2)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

In June 2018, we acquired the assets of Permian Homes, which included a $44.2 million sales order backlog of 159 homes. Permian Homes operates in Midland and Odessa, Texas. This asset purchase was not material to our results of operations or our financial condition.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	1,881	1,724	9%	$529.1	$482.1	10%	$281,300	$279,600	1%
Midwest	654	511	28%	255.6	201.9	27%	390,800	395,100	(1)%
Southeast	4,720	4,330	9%	1,262.8	1,136.1	11%	267,500	262,400	2%
South Central	4,009	3,604	11%	1,002.8	904.9	11%	250,100	251,100	—%
Southwest	768	657	17%	180.6	152.6	18%	235,200	232,300	1%
West	2,082	1,671	25%	1,034.6	784.7	32%	496,900	469,600	6%
	14,114	12,497	13%	$4,265.5	$3,662.3	16%	$302,200	$293,100	3%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	4,800	4,086	17%	$1,357.5	$1,160.5	17%	$282,800	$284,000	—%
Midwest	1,576	1,340	18%	620.6	519.6	19%	393,800	387,800	2%
Southeast	12,399	11,362	9%	3,292.5	2,987.3	10%	265,500	262,900	1%
South Central	10,823	9,761	11%	2,724.5	2,458.5	11%	251,700	251,900	—%
Southwest	2,173	1,644	32%	505.2	383.9	32%	232,500	233,500	—%
West	5,412	4,393	23%	2,621.8	2,108.3	24%	484,400	479,900	1%
	37,183	32,586	14%	$11,122.1	$9,618.1	16%	$299,100	$295,200	1%

Home Sales Revenue

Revenues from home sales increased 16% to $4.3 billion (14,114 homes closed) for the three months ended June 30, 2018 from $3.7 billion (12,497 homes closed) in the prior year period. Revenues from home sales increased 16% to $11.1 billion (37,183 homes closed) for the nine months ended June 30, 2018 from $9.6 billion (32,586 homes closed) in the prior year period. The increase in home sales revenues reflects the continued improved market conditions in most of our markets.

The number of homes closed increased 13% and 14% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. Our Chicago market contributed the most to higher closings volume in our Midwest region during the three month period and our Denver market contributed the most during the nine month period. Our Phoenix and Northern California markets contributed the most to higher closings volumes in our Southwest and West regions during both periods. The average selling price of homes closed increased 3% and 1% during the three and nine months ended June 30, 2018, respectively. The increase in the three month period was driven primarily by the increased average selling price in the West region.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Gross profit – home sales	21.9%	19.8%	21.2%	19.8%
Gross profit – land/lot sales and other	23.2%	15.3%	18.8%	20.6%
Inventory and land option charges	(0.2)%	(0.1)%	(0.4)%	(0.2)%
Gross profit – total homebuilding	21.7%	19.6%	20.8%	19.6%
Selling, general and administrative expense	8.1%	8.4%	8.7%	9.0%
Gain on sale of assets	—%	—%	(0.1)%	—%
Other (income) expense	—%	—%	—%	(0.1)%
Homebuilding pre-tax income	13.6%	11.3%	12.3%	10.7%

Home Sales Gross Profit

Gross profit from home sales increased 29% to $932.7 million in the three months ended June 30, 2018 from $725.4 million in the prior year period and increased 210 basis points to 21.9% as a percentage of home sales revenues. The percentage increase resulted from improvements of 120 basis points due to the average selling price of our homes closed increasing by more than the average cost, 60 basis points from a decrease in warranty and construction defect expenses as a percentage of home sales revenues, 20 basis points from a decrease in the amortization of capitalized interest and property taxes and 10 basis points from a decrease in the amount of purchase accounting adjustments for recent acquisitions.

Gross profit from home sales increased 24% to $2.4 billion in the nine months ended June 30, 2018 from $1.9 billion in the prior year period and increased 140 basis points to 21.2% as a percentage of home sales revenues. The percentage increase resulted from improvements of 60 basis points due to the average selling price of our homes closed increasing by more than the average cost, 40 basis points from a decrease in warranty and construction defect expenses as a percentage of home sales revenues and 40 basis points from a decrease in the amortization of capitalized interest and property taxes.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $59.1 million and $109.2 million in the three and nine months ended June 30, 2018, respectively, and $22.2 million and $56.9 million in the comparable periods of 2017. Land sales and other revenues during the three and nine months ended June 30, 2018 included $39.5 million from the sale of a parcel of land in Phoenix. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2018, we had $43.3 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2018, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $65.3 million and recorded impairment charges of $3.9 million during the three months ended June 30, 2018 to reduce the carrying value of an impaired community to fair value. During the nine months ended June 30, 2018, impairment charges totaled $8.3 million. There were $1.0 million and $10.4 million of impairment charges recorded in the three and nine months ended June 30, 2017, respectively.

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

During the three and nine months ended June 30, 2018, we wrote off $5.0 million and $10.0 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate. Inventory and land option charges for the nine months ended June 30, 2018 also include a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2017 were $4.4 million and $9.5 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 13% to $349.1 million and 12% to $976.6 million in the three and nine months ended June 30, 2018, respectively, from $309.5 million and $872.4 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased 30 basis points to 8.1% and 8.7% in the three and nine months ended June 30, 2018, respectively, from 8.4% and 9.0% in the prior year periods.

Employee compensation and related costs represented 73% and 72% of SG&A costs in the three and nine months ended June 30, 2018, respectively, compared to 73% and 71% in the prior year periods. These costs increased 12% to $254.4 million and 14% to $702.0 million in the three and nine months ended June 30, 2018, respectively, due to increases in the number of employees and the amount of incentive compensation as compared to the prior year periods. Our homebuilding operations employed 6,334 and 5,870 employees at June 30, 2018 and 2017, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 11% to $26.7 million and $83.6 million in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. These decreases were primarily due to lower average interest rates on our outstanding debt during the periods. Interest charged to cost of sales was 1.0% and 1.1% of total cost of sales (excluding inventory and land option charges) in the three and nine months ended June 30, 2018, respectively, compared to 1.3% and 1.4% in the prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.3 million and $4.6 million in the three and nine months ended June 30, 2018, respectively, compared to $1.3 million and $7.8 million in the prior year periods. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Business Acquisition

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar was and continues to be a publicly traded residential and real estate development company listed on the New York Stock Exchange under the ticker symbol “FOR,” with operations currently in 20 markets and 11 states. The transaction costs incurred by D.R. Horton related to this acquisition totaled $7.2 million, of which $5.3 million was incurred during the nine months ended June 30, 2018 and expensed to selling, general and administrative expense.

On October 6, 2017, we entered into a shared services agreement with Forestar whereby we provide Forestar with certain administrative, compliance, operational and procurement services. We began providing these services to Forestar in January 2018 and have charged Forestar $0.6 million for these services through June 30, 2018.

Our alignment with Forestar advances our strategy of increasing our access to optioned land and lot positions to enhance operational efficiency and returns. At June 30, 2018, Forestar owned approximately 14,400 lots and controlled an additional 4,700 lots through option contracts. Of Forestar’s total 19,100 lots owned and controlled, 11,100 lots were under contract or subject to a right of first offer with our homebuilding segment. Both companies are continuing to identify land development opportunities to expand Forestar’s platform, and we plan to acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. During the three and nine months ended June 30, 2018, Forestar reimbursed us $2.9 million and $14.7 million, respectively, for previously paid earnest money and $4.6 million and $10.5 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby we assigned our rights under contract to Forestar. As the controlling shareholder of Forestar, we have significant influence in guiding the strategic direction and driving the growth and operational execution necessary to increase the future value potential of Forestar.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2018			2017
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$529.1	$67.1	12.7%	$482.2	$54.2	11.2%
Midwest	256.7	23.0	9.0%	202.2	17.9	8.9%
Southeast	1,263.3	156.1	12.4%	1,136.3	128.6	11.3%
South Central	1,005.4	143.3	14.3%	924.8	119.1	12.9%
Southwest	220.1	32.3	14.7%	152.6	14.8	9.7%
West	1,050.0	167.9	16.0%	786.4	80.6	10.2%
	$4,324.6	$589.7	13.6%	$3,684.5	$415.2	11.3%

	Nine Months Ended June 30,
	2018			2017
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,357.9	$158.7	11.7%	$1,160.7	$106.4	9.2%
Midwest	621.7	55.0	8.8%	522.0	28.8	5.5%
Southeast	3,293.9	374.9	11.4%	2,988.7	341.3	11.4%
South Central	2,733.2	365.2	13.4%	2,497.1	321.4	12.9%
Southwest	548.6	69.1	12.6%	387.8	26.0	6.7%
West	2,676.0	356.6	13.3%	2,118.7	207.6	9.8%
	$11,231.3	$1,379.5	12.3%	$9,675.0	$1,031.5	10.7%
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

East Region — Homebuilding revenues increased 10% and 17% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Carolina markets. The region generated pre-tax income of $67.1 million and $158.7 million in the three and nine months ended June 30, 2018, respectively, compared to $54.2 million and $106.4 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 180 basis points in both the three and nine month periods, compared to the prior year periods, due to a decrease in the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in the three month period and decreased by 20 basis points in the nine month period compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 27% and 19% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed and the average selling price in our Denver market for both periods as well as an increase in the number of homes closed in our Chicago market in the three month period. The region generated pre-tax income of $23.0 million and $55.0 million in the three and nine months ended June 30, 2018, respectively, compared to $17.9 million and $28.8 million in the prior year periods. Home sales gross profit percentage increased by 10 and 340 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. The current year nine month period benefited from lower warranty and construction defect costs. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 and 50 basis points in the three and nine months ended June 30, 2018, respectively, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 11% and 10% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $156.1 million and $374.9 million in the three and nine months ended June 30, 2018, respectively, compared to $128.6 million and $341.3 million in the prior year periods. The region’s current year nine month period results include a $24.5 million inventory and land option charge related to the settlement of an outstanding dispute associated with a land transaction and a $13.4 million gain on the sale of multi-family rental units in one community. Home sales gross profit percentage increased by 120 and 40 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, due to the average selling price of homes increasing while the average cost decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three month period and were unchanged in the nine month period compared to the prior year periods.

South Central Region — Homebuilding revenues increased 9% in both the three and nine months ended June 30, 2018, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Austin, Dallas and Fort Worth markets. The region generated pre-tax income of $143.3 million and $365.2 million in the three and nine months ended June 30, 2018, respectively, compared to $119.1 million and $321.4 million in the prior year periods. Home sales gross profit percentage increased by 140 and 50 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, due to the average cost of homes decreasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three month period and were unchanged in the nine month period compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 44% and 41% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $32.3 million and $69.1 million in the three and nine months ended June 30, 2018, respectively, compared to $14.8 million and $26.0 million in the prior year periods. Home sales gross profit percentage increased by 90 basis points in the three months ended June 30, 2018 as compared to the prior year period due to an increase in the average selling price of homes and a decrease in the average cost of homes, which was partially offset by increased warranty and construction defect costs. Homes sales gross profit percentage increased by 420 basis points in the nine months ended June 30, 2018 as compared to the prior year period due to the average cost of homes decreasing by more than the average selling price and decreased warranty and construction defect costs. As a percentage of homebuilding revenues, SG&A expenses decreased by 150 and 120 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

West Region — Homebuilding revenues increased 34% and 26% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Hawaii, Northern California and Seattle markets. The region generated pre-tax income of $167.9 million and $356.6 million in the three and nine months ended June 30, 2018, respectively, compared to $80.6 million and $207.6 million in the prior year periods. Home sales gross profit percentage increased by 490 and 280 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. In the current year three month period the average selling price increased by more than the average cost of homes. The current year nine month period benefited from a decrease in the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expenses decreased by 140 and 110 basis points in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at June 30, 2018 and September 30, 2017 are summarized as follows:

	As of June 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$668.8	$524.1	$17.7	$0.7	$1,211.3
Midwest	359.0	175.8	1.8	3.7	540.3
Southeast	1,420.3	1,190.7	38.6	2.6	2,652.2
South Central	1,203.5	1,203.2	0.3	0.9	2,407.9
Southwest	221.1	304.8	1.6	—	527.5
West	1,205.8	1,085.7	20.2	34.4	2,346.1
Corporate and unallocated (1)	116.3	105.8	1.9	1.0	225.0
	$5,194.8	$4,590.1	$82.1	$43.3	$9,910.3

	As of September 30, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$569.3	$478.1	$21.0	$0.5	$1,068.9
Midwest	335.8	155.0	1.8	—	492.6
Southeast	1,265.6	1,085.0	35.9	5.8	2,392.3
South Central	1,050.8	1,132.6	14.1	1.9	2,199.4
Southwest	203.9	299.5	2.7	—	506.1
West	1,070.0	1,257.3	23.2	2.0	2,352.5
Corporate and unallocated (1)	110.6	112.2	2.3	0.2	225.3
	$4,606.0	$4,519.7	$101.0	$10.4	$9,237.1
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at June 30, 2018 and September 30, 2017 are summarized as follows:

	As of June 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	12,000	18,000	30,000	4,000
Midwest	2,800	8,200	11,000	1,600
Southeast	37,200	60,400	97,600	9,500
South Central	41,500	50,200	91,700	8,600
Southwest	7,500	4,900	12,400	1,700
West	21,200	13,800	35,000	4,400
	122,200	155,500	277,700	29,800
	44%	56%	100%

	As of September 30, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	13,200	17,800	31,000	3,500
Midwest	2,600	4,400	7,000	1,500
Southeast	35,800	47,500	83,300	8,500
South Central	42,800	38,700	81,500	7,300
Southwest	8,700	2,400	11,100	1,700
West	21,900	13,200	35,100	3,700
	125,000	124,000	249,000	26,200
	50%	50%	100%
_________________

(1)
Land/lots owned include approximately 33,800 and 33,200 owned lots that are fully developed and ready for home construction at June 30, 2018 and September 30, 2017, respectively. Land/lots owned also include land held for development representing 3,000 and 4,800 lots at June 30, 2018 and September 30, 2017, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at June 30, 2018 and September 30, 2017 was $5.8 billion and $4.6 billion, respectively, secured by earnest money deposits of $345.5 million and $227.6 million, respectively. The total remaining purchase price of lots controlled at June 30, 2018 included $402.0 million related to lot option contracts with Forestar, secured by $38.4 million of earnest money.

(3)
Lots controlled at June 30, 2018 include approximately 11,100 lots owned or controlled by Forestar, 4,400 of which our homebuilding divisions have under contract to purchase and 6,700 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 5,000 lots were in our Southeast region, 2,700 lots were in our South Central region, 1,900 lots were in our West region, 1,000 lots were in our East region, 400 lots were in our Southwest region and 100 lots were in our Midwest region.

(4)
Homes in inventory include approximately 1,700 and 1,600 model homes at June 30, 2018 and September 30, 2017, respectively. Approximately 14,000 and 13,800 of our homes in inventory were unsold at June 30, 2018 and September 30, 2017, respectively. At June 30, 2018, approximately 3,600 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2017, approximately 4,100 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FORESTAR

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three months ended June 30, 2018 and from the date of acquisition through June 30, 2018 (referred to as the nine month period in the discussion below) were as follows:

	Three Months Ended June 30, 2018	For the Period from October 5, 2017 to June 30, 2018
	(In millions)
Residential land and lot sales	$23.6	$67.9
Commercial lot sales	—	9.1
Total revenues	$23.6	$77.0
Cost of sales	10.0	45.5
Selling, general and administrative expense	6.5	25.6
Equity in earnings of unconsolidated entities	(1.0)	(10.1)
Gain on sale of assets	(1.3)	(4.0)
Interest expense	1.6	5.8
Other (income) expense	(2.7)	(4.9)
Income before income taxes	$10.5	$19.1

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and nine months ended June 30, 2018, Forestar sold 297 and 856 single-family lots, respectively, from its owned projects and consolidated ventures at average sales prices of $77,900 and $75,300. Forestar sold 141 lots to D.R. Horton for $6.8 million and 324 lots to D.R. Horton for $15.3 million during the three and nine months ended June 30, 2018, respectively. Also, Forestar sold 79 residential tract acres to D.R. Horton for $2.0 million during the three and nine months ended June 30, 2018.

Equity in earnings of unconsolidated entities for the nine month period primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

Selling, general and administrative expenses for the nine month period include $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date. The severance and change of control amount of $2.6 million was payable to Forestar’s former Chief Executive Officer upon his resignation from Forestar on December 28, 2017. The remaining severance and change of control amounts are payable upon termination or resignation of each of the executives.

At June 30, 2018, Forestar owned directly or controlled through land and lot option purchase contracts approximately 19,100 residential lots, of which approximately 1,200 are fully developed. Approximately 11,100 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 400 of these lots are under contract to sell to other builders.

On February 8, 2018, Forestar sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres, an interest in one multi-family operating property and a multi-family development site. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in our consolidated statement of operations for the nine months ended June 30, 2018.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,837	6,812	15%	20,897	18,186	15%
Number of homes closed by D.R. Horton	14,114	12,497	13%	37,183	32,586	14%
Percentage of D.R. Horton homes financed by DHI Mortgage	56%	55%		56%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,855	6,858	15%	20,982	18,312	15%
Total number of loans originated or brokered by DHI Mortgage	8,079	7,198	12%	21,645	19,340	12%
Captive business percentage	97%	95%		97%	95%
Loans sold by DHI Mortgage to third parties	7,950	6,886	15%	21,050	19,253	9%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(In millions)
Loan origination fees	$4.0	$4.9	(18)%	$11.3	$13.1	(14)%
Sale of servicing rights and gains from sale of mortgage loans	68.0	65.0	5%	193.7	185.9	4%
Other revenues	4.8	4.4	9%	13.4	11.8	14%
Total mortgage operations revenues	76.8	74.3	3%	218.4	210.8	4%
Title policy premiums	20.3	17.6	15%	54.7	46.1	19%
Total revenues	97.1	91.9	6%	273.1	256.9	6%
General and administrative expense (1)	71.1	62.1	14%	199.6	175.0	14%
Other (income) expense (1)	(4.3)	(4.1)	5%	(10.5)	(10.8)	(3)%
Financial services pre-tax income	$30.3	$33.9	(11)%	$84.0	$92.7	(9)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
General and administrative expense (1)	73.2%	67.6%	73.1%	68.1%
Other (income) expense (1)	(4.4)%	(4.5)%	(3.8)%	(4.2)%
Financial services pre-tax income	31.2%	36.9%	30.8%	36.1%
______________

(1)
General and administrative expense of $2.9 million and $8.1 million, other expense of $1.7 million and other income of $0.4 million related to our other business activities were excluded from prior year three and nine month amounts, respectively, to conform to the current year presentation.

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2018, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 15% primarily as a result of increases in the number of homes closed by our homebuilding operations of 13% and 14%, respectively. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 56% in both the three and nine months ended June 30, 2018, essentially unchanged from the prior year periods.

Homes closed by our homebuilding operations constituted 97% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2018 compared to 95% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 15% and 9% in the three and nine months ended June 30, 2018, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2018 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2018 were sold to four major financial entities, one of which purchased 38% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our financial services operations increased 6% to $97.1 million and $273.1 million in the three and nine months ended June 30, 2018, respectively, from $91.9 million and $256.9 million in the prior year periods, while the number of loan originations increased 12% over those same periods. Revenues increased at a lower rate than origination volume primarily due to lower pricing and resulting net gains on loan origination sales due to competitive pressures in the mortgage market. The reduction in revenues was partially offset by increased revenue from title operations.

General and administrative (G&A) expense related to our financial services operations increased 14% to $71.1 million and $199.6 million in the three and nine months ended June 30, 2018, respectively, from $62.1 million and $175.0 million in the prior year periods. The increases were primarily due to increases in employee related costs due to increased volume. Our financial services operations employed 1,907 and 1,745 employees at June 30, 2018 and 2017, respectively.

As a percentage of financial services revenues, G&A expense was 73.2% and 73.1% in the three and nine months ended June 30, 2018, respectively, compared to 67.6% and 68.1% in the prior year periods. The increases were primarily due to lower pricing and resulting net gains on loan origination sales resulting in reduced revenue relative to origination volume. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2018 was $616.2 million and $1.5 billion, respectively, compared to $444.5 million and $1.1 billion for the prior year periods. The increase in our operating income is primarily due to higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2018 was $162.5 million and $458.9 million, respectively, compared to $155.5 million and $391.4 million in the prior year periods. Our effective tax rate was 26.4% and 31.6% for the three and nine months ended June 30, 2018, respectively, compared to 35.0% and 35.1% in the prior year periods. The effective tax rates for the three and nine months ended June 30, 2018 reflect the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, an excess tax benefit related to stock-based compensation and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which for us is 24.5% for the fiscal year ending September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate that applied to our year-to-date earnings from 35% to 24.5%. In addition, we remeasured our deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million recognized during the three months ended December 31, 2017. The initial remeasurement was our best estimate based on the information available at the time. Adjustments to deferred tax expense will continue to be recognized to the extent the actual timing of future deferred tax reversals and originations differ from original estimates and will be recorded in subsequent quarters until the filing of our federal tax return. Any required adjustment will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. For the three months ended June 30, 2018, no significant adjustments to the remeasurement of our deferred tax accounts were recognized. No other tax law changes as a result of the Tax Act are expected to have a significant impact on our financial statements. Our deferred tax assets, net of deferred tax liabilities, were $233.9 million at June 30, 2018 compared to $376.2 million at September 30, 2017. Excluding the $108.7 million charge to reduce our deferred tax assets and liabilities, we expect our effective tax rate for fiscal 2018 to be approximately 25%.

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

In addition to the valuation allowance relating to Forestar’s deferred tax assets, we have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards. The valuation allowance was recorded because it is more likely than not that a portion of our state NOL carryforwards will not be realized because some state NOL carryforward periods are too brief to realize the related deferred tax asset. Our total valuation allowance was $29.3 million at June 30, 2018 and $11.2 million at September 30, 2017. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards and Forestar’s deferred tax assets. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At June 30, 2018, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.5% compared to 27.0% at September 30, 2017 and 28.2% at June 30, 2017. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 22.2% compared to 24.0% at September 30, 2017 and 24.8% at June 30, 2017. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2018 and 2019. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2015, registering debt and equity securities which we may issue from time to time in amounts to be determined. We anticipate filing a new universal shelf registration statement in August 2018. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facility, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2018, cash and cash equivalents of our homebuilding segment totaled $748.0 million.

Bank Credit Facility — We have a $1.275 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2022. Borrowings and repayments under the facility totaled $1.8 billion each during the nine months ended June 30, 2018. At June 30, 2018, there were no borrowings outstanding and $87.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.2 billion.

Our revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2018, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Secured Letter of Credit Agreement — We have a secured letter of credit agreement which requires us to deposit cash, in an amount approximating the balance of letters of credit outstanding, as collateral with the issuing bank. The amount of cash restricted for letters of credit issued under this agreement totaled $1.4 million and $2.5 million at June 30, 2018 and September 30, 2017, respectively, and is included in restricted cash in our consolidated balance sheets.

Public Unsecured Debt — In December 2017, we issued $400 million principal amount of 2.55% senior notes due December 1, 2020, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 2.8%. In December 2017, we redeemed $400 million principal amount of our 3.625% senior notes due February 2018. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At June 30, 2018, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — Effective August 1, 2017, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $200 million of our common stock effective through July 31, 2018. The full amount of the debt repurchase authorization was remaining at June 30, 2018. Repurchases of common stock through June 30, 2018 reduced the stock repurchase authorization to $125.1 million. In July 2018, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $400 million of our common stock effective through September 30, 2019, which replaced the previous authorizations.

Capital Resources - Forestar

At June 30, 2018, Forestar had cash and cash equivalents of $367.7 million, which is expected to be sufficient to fund Forestar’s growth objectives and working capital needs in the short-term. The liquidity of Forestar and its ability to achieve longer term growth objectives will depend on Forestar’s ability to generate cash from operations and to obtain financing in sufficient capacities. Forestar is currently pursuing a new revolving credit facility and anticipates filing a shelf registration statement with the SEC to register debt and equity securities, which may be issued from time to time in amounts to be determined. As market conditions permit, Forestar may issue new debt or equity securities through the public capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Letter of Credit Facility — On October 5, 2017, Forestar terminated its $50 million senior credit facility. The $50 million senior credit facility included a $50 million sublimit for letters of credit. Also on October 5, 2017, Forestar entered into a new agreement providing for a $30 million secured standby letter of credit facility, secured by $40 million in cash, which is included in restricted cash in our consolidated balance sheet. At June 30, 2018, letters of credit outstanding under the new facility totaled $21.5 million.

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

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2018, cash and cash equivalents of our financial services operations totaled $43.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that is accounted for as a secured financing. The mortgage repurchase facility provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. The maturity date of the facility is February 22, 2019.

As of June 30, 2018, $639.4 million of mortgage loans held for sale with a collateral value of $619.8 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $93.5 million, DHI Mortgage had an obligation of $526.3 million outstanding under the mortgage repurchase facility at June 30, 2018 at a 3.9% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2018, cash provided by operating activities was $306.5 million compared to net cash used in operating activities of $185.7 million in the prior year period. Cash provided by operating activities in the current year period consisted of $565.2 million of cash provided by our homebuilding segment, partially offset by $227.3 million of cash used in our Forestar segment, $27.0 million of cash used in our financial services segment and $4.4 million of cash used in our other business activities. We used $590.6 million of cash to increase our construction in progress and finished home inventory in our homebuilding segment compared to $870.9 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots inventory in the current year period to fund future growth was $100.5 million in our homebuilding segment and $259.3 million in our Forestar segment. The most significant source of cash provided by operating activities in both periods was net income in our homebuilding segment.

Investing Cash Flow Activities

In the nine months ended June 30, 2018, net cash used in investing activities was $34.7 million compared to $121.0 million in the prior year period. We paid $558.3 million during the current year period to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date. We used $110.1 million and $103.5 million in the nine months ended June 30, 2018 and 2017, respectively, to purchase and construct property and equipment, including rental properties, model home furniture, office buildings and office and technology equipment to support our operations. Of the expenditures for property and equipment in the current year period, $56.1 million relates to the development and construction of multi-family rental properties. Proceeds from the sale of assets in the current year period included $228.6 million primarily from the strategic sale of assets by our Forestar segment. Additionally, proceeds of $24.8 million resulted from the sale of multi-family rental units constructed by our homebuilding operations in one community in our Southeast region.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for the growth of our operations have historically been funded with the issuance of senior unsecured debt securities through the public capital markets.

During the nine months ended June 30, 2018, net cash used in financing activities was $101.4 million, consisting primarily of note repayments that were largely offset by note proceeds, payments of cash dividends and repurchases of common stock. Note repayments of $2.2 billion included repayments of amounts drawn on our revolving credit facility of $1.8 billion and our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018. Proceeds from notes payable of $2.2 billion included draws of $1.8 billion on the revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 1, 2020. We also used cash to repurchase 1,608,537 shares of our common stock for $74.9 million during the current year period. During the nine months ended June 30, 2017, net cash used in financing activities was $484.1 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, partially offset by note proceeds.

During the three months ended June 30, 2018, our Board of Directors approved a quarterly cash dividend of $0.125 per common share, which was paid on May 25, 2018 to stockholders of record on May 11, 2018. In July 2018, our Board of Directors approved a quarterly cash dividend of $0.125 per common share, payable on August 22, 2018 to stockholders of record on August 8, 2018. Cash dividends of $0.10 per common share were approved and paid in each quarter of fiscal 2017. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At June 30, 2018, we had outstanding letters of credit of $110.0 million and surety bonds of $1.3 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment and substantially reduce the risks associated with land ownership and development. Among our homebuilding land and lot option purchase contracts at June 30, 2018, there were a limited number of contracts, representing $74.8 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Of this amount, $34.7 million related to a contract between our homebuilding and Forestar segments. Further information about our land option contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2017, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At both June 30, 2018 and September 30, 2017, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2018, we established reserves for approximately 70 new construction defect claims and resolved 70 construction defect claims for a total cost of $28.1 million. At both June 30, 2017 and September 30, 2016, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2017, we established reserves for approximately 60 new construction defect claims and resolved 60 construction defect claims for a total cost of $36.1 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2018 and 2017 was not significant, is recognized in current earnings. At June 30, 2018, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.0 billion. Uncommitted IRLCs totaled a notional amount of approximately $657.2 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $428.6 million at June 30, 2018.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2018. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2018.

	Three Months Ending September 30, 2018	Fiscal Year Ending September 30,							Fair Value at June 30, 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$5.7	$500.7	$618.9	$400.0	$350.0	$700.0	$—	$2,575.3	$2,622.8
Average interest rate	4.1%	3.9%	4.0%	2.8%	4.5%	5.5%	—%	4.3%
Variable rate	$526.3	$—	$—	$—	$—	$—	$—	$526.3	$526.3
Average interest rate	3.9%	—%	—%	—%	—%	—%	—%	3.9%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2018 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2018. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2018 - April 30, 2018	—	$—	—	$152.1
May 1, 2018 - May 31, 2018	608,537	44.37	608,537	125.1
June 1, 2018 - June 30, 2018	—	—	—	125.1
Total	608,537	$44.37	608,537	$125.1
______________

(1) Shares purchased during the three months ended June 30, 2018 were part of a $200 million common stock repurchase authorization approved by our Board of Directors effective August 1, 2017. These purchases resulted in a remaining authorization of $125.1 million at June 30, 2018, which expires on July 31, 2018. In July 2018, our Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019, which replaced the previous authorization.

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on July 27, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. (*)

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

D.R. HORTON, INC.
Date:	July 27, 2018	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)