Form 10-K
period 2018-09-30
HORTON D R INC /DE/
filed 2018-11-16
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
Commission file number 1-14122
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,499,559,000 based on the closing price as reported on the New York Stock Exchange.
As of November 7, 2018, there were 388,133,243 shares of the registrant’s common stock, par value $.01 per share, issued and 376,274,635 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2018 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 81 markets in 27 states, under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes, Freedom Homes and Pacific Ridge Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2018, we closed 51,857 homes with an average closing price of $298,900.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business, generating 97% of our consolidated revenues of $16.1 billion in fiscal 2018 and 98% of our consolidated revenues of $14.1 billion and $12.2 billion in fiscal 2017 and 2016, respectively. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 89% of our home sales revenue in fiscal 2018 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million in cash (the acquisition). Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” The acquisition is a component of our strategy to expand relationships with land developers and increase the optioned portion of our land and lot position to enhance operational efficiency and returns. Further information regarding this acquisition is provided in the Business Acquisitions section included herein.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels we already owned and currently has four projects under active construction and two projects that are substantially complete. At September 30, 2018 and 2017, property and equipment in the consolidated balance sheets included $171.4 million and $93.7 million, respectively, of assets owned by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $198.9 million and $143.3 million at September 30, 2018 and 2017, respectively, and the combined pre-tax loss of these subsidiaries was $7.7 million, $11.7 million and $9.0 million in fiscal 2018, 2017 and 2016, respectively. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” page of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” page of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Our principal executive offices are located at 1341 Horton Circle, Arlington, Texas 76011, and our telephone number is (817) 390-8200. Information on or linked to our website is not incorporated by reference into this annual report on Form 10-K unless expressly noted.

OPERATING STRUCTURE AND PROCESSES

Following is an overview of our company’s operating structure and the significant processes that support our business controls, strategies and performance.

Homebuilding Markets

Our homebuilding business operates in 27 states and 81 markets, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		South Central Region
Delaware	Central Delaware	Louisiana	Baton Rouge
	Northern Delaware		Lafayette
Georgia	Savannah	Oklahoma	Oklahoma City
Maryland	Baltimore	Texas	Austin
	Suburban Washington, D.C.		Dallas
New Jersey	Northern New Jersey		Fort Worth
	Southern New Jersey		Houston
North Carolina	Charlotte		Killeen/Temple/Waco
	Greensboro/Winston-Salem		Midland/Odessa
	Raleigh/Durham		New Braunfels/San Marcos
	Wilmington		San Antonio
Pennsylvania	Philadelphia
South Carolina	Charleston		Southwest Region
	Columbia	Arizona	Phoenix
	Greenville/Spartanburg		Tucson
	Hilton Head	New Mexico	Albuquerque
Myrtle Beach
Virginia	Northern Virginia		West Region
	Southern Virginia	California	Bakersfield
Bay Area
	Midwest Region		Fresno
Colorado	Denver		Los Angeles County
	Fort Collins		Orange County
Illinois	Chicago		Riverside County
Indiana	Indianapolis		Sacramento
Minnesota	Minneapolis/St. Paul		San Bernardino County
San Diego County
	Southeast Region		Ventura County
Alabama	Birmingham	Hawaii	Hawaii
	Huntsville		Kauai
	Mobile/Baldwin County		Maui
	Montgomery		Oahu
	Tuscaloosa	Nevada	Las Vegas
Florida	Fort Myers/Naples		Reno
	Jacksonville	Oregon	Portland/Salem
	Lakeland	Utah	Salt Lake City
	Melbourne/Vero Beach	Washington	Seattle/Tacoma/Everett
	Miami/Fort Lauderdale		Spokane
	Ocala		Vancouver
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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2018 as measured by number of homes closed, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

•	Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;

•	Volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and

•	Enhanced leverage of our general and administrative activities, which allows us flexibility to adjust to changes in market conditions and compete effectively across our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers on operational decisions. We believe that our local management teams, who are familiar with local conditions, have the best information to make many decisions regarding their operations. At September 30, 2018, we had 46 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices.

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

Land/Lot Acquisition and Inventory Management

We acquire land for use in our homebuilding and Forestar operations after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions or for other strategic reasons.

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

We directly acquire almost all of our land and lot positions. We are a party to a small number of joint ventures. Joint ventures are consolidated if we have a controlling interest, or accounted for under the equity method of accounting if we have a significant influence, but not control.

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

Marketing and Sales

We use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing primarily on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. We introduced our Freedom Homes brand in 2016 to offer homes at affordable price points to active adult buyers seeking a low-maintenance lifestyle. The percentage of home closings and home sales revenue contributed by each brand during fiscal 2018 was as follows:

	Percentage of Home Closings	Percentage of Home Sales Revenue
D.R. Horton	58%	62%
Emerald	3%	6%
Express	37%	30%
Freedom	2%	2%
Total	100%	100%

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2018, the value of our backlog of sales orders was $4.0 billion (13,371 homes), an increase of 8% from $3.7 billion (12,329 homes) at September 30, 2017. The average sales price of homes in backlog was $301,300 at September 30, 2018, down slightly from the $302,200 average at September 30, 2017. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 22% in both fiscal 2018 and 2017.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2018 are scheduled to close in fiscal year 2019.

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

Forestar Residential Lot Development Operations

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar. Forestar is a residential lot development company with operations in 24 markets and 14 states as of September 30, 2018. The acquisition is a component of our homebuilding strategy to expand relationships with land developers and increase the optioned portion of our land and lot position to enhance operational efficiency and returns. Both our homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and our homebuilding operations are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, we strongly influence the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. During the year ended September 30, 2018, DHI Mortgage provided mortgage financing services for approximately 56% of our total homes closed, and approximately 97% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with a number of additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Multi-Family Rental Properties

Through DHI Communities, a 100% owned subsidiary, we are developing and constructing multi-family rental properties on land parcels we already owned. We currently have four projects under active construction and two projects that are substantially complete.

Employees

At September 30, 2018, we employed 8,437 persons, of whom 1,781 were sales and marketing personnel, 2,409 were involved in construction, 2,328 were office personnel and 1,919 worked in mortgage and title operations. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations, and we believe that we have good relations with our employees.

Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. Acquisitions of homebuilding and related businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through option contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement approved by a vote of Forestar’s shareholders. Forestar is a publicly traded residential lot development company with operations in 24 markets and 14 states as of September 30, 2018. The transaction costs incurred by us related to this acquisition totaled $7.2 million, of which $5.3 million was incurred during fiscal 2018 and expensed to selling, general and administrative expense.

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

The competitors to our financial services businesses include other mortgage lenders and title companies, including national, regional and local mortgage bankers and other financial institutions. Some of these competitors are subject to fewer governmental regulations and may have greater access to capital, and some of them may operate with different lending criteria and may offer a broader array of financing and other products and services to consumers than we do. We strive to provide flexible, fairly priced financing alternatives subject to applicable regulations.

Governmental Regulations and Environmental Matters

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

Our homebuilding and land development operations are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

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

In the past, the federal government’s fiscal policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. Recently, the Federal Reserve has increased short-term interest rates and has indicated that future interest rate increases are likely, which has caused long-term interest rates on home mortgage loans to rise. Monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect the operating results of our businesses.

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

If we experience any of the foregoing, potential customers may be less willing or able to buy our homes. In the future, our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our home offerings, reduce the costs of the homes we build, offer more affordable homes or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns. In addition, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above.

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

Constriction of the credit and public capital markets could limit our ability to access capital and increase our costs of capital.

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

Our homebuilding operations utilize a $1.325 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. The maturity date of the facility is September 25, 2023. Forestar and its subsidiaries are not guarantors under the facility or our senior notes.

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is August 16, 2021. The facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The facility is not guaranteed by us or our other subsidiaries.

Our mortgage subsidiary utilizes a $600 million mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity can also be increased to $1.0 billion subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 22, 2019. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that we may issue from time to time in amounts to be determined. Also, Forestar has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, our revolving credit facilities, our mortgage repurchase facility and our ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million principal amount of senior notes in fiscal 2019. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac and Ginnie Mae and are sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2018, approximately 92% of the mortgage loans sold by DHI Mortgage were sold to four major financial entities, the largest percentage of which purchased 36% of the total loans sold. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Mortgage rates are currently low as compared to most historical periods; however, mortgage rates have increased recently and may increase further as the Federal Reserve Board has raised its benchmark rate several times over the past year and has indicated further interest rate increases are likely. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential homebuyers who can obtain mortgage financing, and could result in a decline in the demand for our homes.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding and Forestar businesses. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build and sell homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled under option or similar contracts may be put at risk, we may have to sell homes or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

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

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million, pursuant to the terms of a merger agreement entered into in June 2017 and approved by a vote of Forestar’s shareholders. Forestar is a publicly traded residential lot development company with operations in 24 markets and 14 states as of September 30, 2018. Our alignment with Forestar advances our strategy of increasing our access to optioned land and lot positions to enhance operational efficiency and returns. Both our homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and our homebuilding operations are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, we strongly influence the strategic direction and operations of Forestar.

In addition to the investment and merger with Forestar, we have acquired the homebuilding operations of several homebuilding companies in recent years, and we may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have risks similar to those related to land, lots and home inventories, but they may also expose us to additional risks or other negative consequences. These transactions may not advance our business strategy, provide a satisfactory return on our investment or provide other benefits we anticipate. Also, the integration of these transactions may not be successful and may require significant time and resources, which may divert management’s attention from other operations. Acquisitions and investments could also expose us to material liabilities not discovered in the due diligence process and may lead to litigation. If these transactions under-perform our expectations or are unsuccessful, we may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill. Acquisitions and investments can result in dilution to existing stockholders if we issue our common stock as consideration, and can increase our debt levels or reduce our liquidity if we purchase them with cash. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial position and general economic and business conditions. We also may seek to divest an investment or a business and may have difficulty selling such investment or business on acceptable terms in a timely manner.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. In a highly inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, in a highly inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which could have an adverse impact on our business or financial results.

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

Supply shortages and other risks related to acquiring land, building materials and skilled labor could increase our costs and delay deliveries.

The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified subcontractors;

•	reliance on local subcontractors, manufacturers, distributors and land developers who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

These factors may cause construction delays or cause us to incur more costs building our homes. If the level of new home demand increases significantly in future periods, the risk of shortages in residential lots, labor and materials available to the homebuilding industry will likely increase.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2018, we had $1.5 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Prior to the enactment of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, significant expenses of owning a home, including mortgage loan interest and state and local taxes, generally were deductible expenses for an individual’s federal income taxes, subject to various limitations. The Tax Act establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. These changes could reduce the actual or perceived affordability of homeownership, which could adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

In addition, increases in property tax rates by local governmental authorities, as experienced in some areas in response to reduced federal and state funding, could adversely affect the amount of financing our potential customers could obtain or their desire to purchase new homes.

Governmental regulations and environmental matters could increase the cost and limit the availability of our land development and homebuilding projects and adversely affect our business or financial results.

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

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of our business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. For example, we have received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in our Southeast region. This matter could potentially result in requirements for us to perform additional compliance procedures and to pay monetary sanctions.

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

We are also subject to an extensive number of laws and regulations because our common stock and debt securities and those of our Forestar subsidiary are publicly traded in the capital markets. These regulations govern our communications with our shareholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

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

Due to the significant increases in regulations in recent years, operating costs have increased for our mortgage operations. The possibility of additional future regulations, changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

We have significant amounts of consolidated debt and may incur additional debt; our debt obligations and our ability to comply with related covenants, restrictions or limitations could adversely affect our financial condition.

As of September 30, 2018, our consolidated debt was $3.2 billion, and we had $1.1 billion principal amount of our debt maturing before the end of fiscal 2019, including $500 million principal amount of senior notes and $637.7 million outstanding under the mortgage repurchase facility. The indenture governing our senior notes does not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our financial services subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indenture governing our senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. Forestar’s revolving credit facility does not restrict the incurrence of future unsecured debt by Forestar or its subsidiaries or the incurrence of secured debt by Forestar’s subsidiaries that are not guarantors of Forestar’s revolving credit facility.

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

In addition, our debt obligations and the restrictions imposed by the instruments governing those obligations expose us to additional risks, including:

Dependence on future performance. Our ability to meet our debt service and other obligations and the financial covenants under our revolving credit and mortgage repurchase facilities will depend, in part, upon our future financial performance. Our future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facilities and mortgage repurchase facility bear interest at floating rates.

Homebuilding revolving credit facility. Our homebuilding revolving credit facility contains financial covenants requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under this revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

Forestar’s revolving credit facility. Forestar’s revolving credit facility contains financial covenants requiring the maintenance by Forestar of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of Forestar’s real estate assets and unrestricted cash. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under this revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

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

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indenture governing our senior notes or the agreements governing our revolving credit facilities, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from these subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Changes in debt ratings. Our senior unsecured debt is currently rated investment grade by all three major rating agencies; however, there can be no assurance that we will be able to maintain this rating. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive.

Change of control purchase options and change of control default. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indenture governing our homebuilding senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our homebuilding revolving credit facility) would constitute an event of default under our homebuilding revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our homebuilding revolving credit facility were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indenture governing our homebuilding senior notes, entitling the trustee for the notes or holders of at least 25 percent in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indenture for our homebuilding senior notes, repayment of the borrowings under our homebuilding revolving credit facility were required, or if the senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Change of control default under Forestar’s revolving credit facility. A change of control (as defined in Forestar’s revolving credit facility) with respect to Forestar would constitute an event of default under Forestar’s revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of the borrowings under Forestar’s revolving credit facility were required, we can give no assurance that Forestar would have sufficient funds to pay the required amounts.

Homebuilding and financial services are competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with local, regional and national homebuilders, and also with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can negatively affect our sales volumes, selling prices and incentive levels, reduce our profit margins, and cause the value of our inventory or other assets to be impaired. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in land development or in the construction of our homes.

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

Our businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the homebuilding and financial services industries and in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely affected.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our Forestar management team, our financial services management team, our corporate office management teams and our executive officers. These key personnel have significant experience and skills in the homebuilding, land development and financial services industries, as well as leadership and management abilities that are important to our success. We seek to retain our key personnel and to have succession plans in place to address the potential loss of key personnel. However, if our retention and succession planning efforts are unsuccessful or if we fail to attract suitable replacements, the loss of key personnel could adversely affect our business.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future. We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our homebuilding and Forestar operations own inventories of land, lots and homes, and DHI Communities owns multi-family rental properties under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.0 million square feet, and we lease approximately 515,000 square feet of office space under leases expiring through June 2024. These properties are located in our various operating markets to house our homebuilding, Forestar and financial services operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling approximately 93,600 acres, which we use to conduct ranching and agricultural activities and to host company meetings and events.

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

In May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency related to stormwater compliance at certain of our sites in our Southeast region. This matter could potentially result in monetary sanctions to the Company; however, we do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2018, we reached an agreement in principle with the United States Environmental Protection Agency to settle an alleged violation of the wetlands provisions of the Clean Water Act at one of our development sites in our Southeast region. Upon finalizing the agreement, we expect we will be required to pay a penalty of $267,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” As of November 7, 2018, the closing price of our common stock on the NYSE was $37.59, and there were approximately 358 holders of record.

In November 2018, our Board of Directors approved a cash dividend of $0.15 per common share, payable on December 10, 2018, to stockholders of record on November 26, 2018. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2018. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
July 1, 2018 - July 31, 2018	640,000	$43.94	640,000	$—
August 1, 2018 - August 31, 2018	560,000	43.78	560,000	375.5
September 1, 2018 - September 30, 2018	—	—	—	375.5
Total	1,200,000	$43.87	1,200,000	$375.5
______________

(1)
Shares purchased in July 2018 for $28.1 million were part of a $200 million common stock repurchase authorization that expired July 31, 2018. The dollar value of shares that could be purchased following these transactions was $97.0 million up to expiration of this authorization. Effective August 1, 2018, our Board of Directors authorized the repurchase of up to $400 million of our common stock effective through September 30, 2019. During August 2018, we purchased 560,000 shares of our common stock for $24.5 million, resulting in a remaining authorization of $375.5 million at September 30, 2018.

During fiscal years 2018, 2017 and 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2018, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2013 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index

	Year Ended September 30,
	2013	2014	2015	2016	2017	2018
D.R. Horton, Inc.	$100.00	$106.24	$153.42	$159.48	$213.53	$228.09
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
S&P 1500 Homebuilding Index	100.00	102.99	125.11	124.37	172.15	162.82

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 1A, “Risk Factors,” Item 8, “Financial Statements and Supplementary Data,” and all other financial data contained in this annual report on Form 10-K. As described in Note A to the financial statements, we have changed the presentation of our consolidated balance sheets and statements of operations to present our homebuilding, Forestar, financial services and other operations on a combined basis. The financial data in the tables below, including prior year amounts, reflect this presentation. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2018	2017	2016	2015	2014
		(In millions, except per share data)
Consolidated Operating Data:
Revenues	$16,068.0	$14,091.0	$12,157.4	$10,824.0	$8,024.9
Cost of sales	12,398.1	11,042.8	9,502.6	8,535.7	6,268.6
Selling, general and administrative expense	1,676.8	1,471.6	1,320.3	1,186.0	965.4
Income before income taxes	2,060.0	1,602.1	1,353.5	1,123.4	814.2
Income tax expense	597.7	563.7	467.2	372.7	280.7
Net income	1,462.3	1,038.4	886.3	750.7	533.5
Net income attributable to noncontrolling interests	2.0	—	—	—	—
Net income attributable to D.R. Horton, Inc.	1,460.3	1,038.4	886.3	750.7	533.5
Net income per common share attributable to D.R. Horton, Inc.:
Basic	3.88	2.77	2.39	2.05	1.57
Diluted	3.81	2.74	2.36	2.03	1.50
Cash dividends declared per common share	0.50	0.40	0.32	0.25	0.1375

	September 30,
	2018	2017	2016	2015	2014
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,473.1	$1,007.8	$1,303.2	$1,383.8	$661.8
Inventories	10,395.0	9,237.1	8,340.9	7,807.0	7,700.5
Total assets	14,114.6	12,184.6	11,558.9	11,151.0	10,185.4
Notes payable	3,203.5	2,871.6	3,271.3	3,811.5	3,665.7
Stockholders’ equity	8,984.4	7,747.1	6,792.5	5,894.3	5,115.8
Total equity	9,158.9	7,747.6	6,793.0	5,895.4	5,119.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2018 Overview

During fiscal 2018, demand for new homes across most of our markets was strong, particularly at affordable price points, and the supply of new homes for sale remained limited. The level of strength in new home demand and home prices varied across our markets based on the relative strength of each market’s economy, as measured by job growth, household incomes, household formations and consumer confidence and the relative affordability of new home prices as compared to household incomes in each market.

Sales prices for both new and resale homes have increased across most of our markets over the past several years, which has generally reduced housing affordability. During fiscal 2018, interest rates on mortgage loans increased, which further impacted affordability. These conditions have resulted in some recent moderation of demand for new homes, particularly at higher price points. However, we continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have expanded our product offerings to include a broad range of homes for entry-level, move-up and luxury buyers across most of our markets. Our affordable entry-level homes have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand. More recently, we have also been introducing homes at affordable price points in communities designed for active adult buyers seeking a low-maintenance lifestyle.

We believe our business is well positioned with a broad geographic footprint, diverse product offerings, a balanced supply of finished lots, land and homes, a strong balance sheet and liquidity and experienced personnel across our operating markets. We remain focused on growing our revenues and profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace, and inventory levels to optimize the return on our inventory investments.

In fiscal 2018, our number of homes closed and home sales revenues increased 13% and 14%, respectively, compared to the prior year. Our pre-tax income was $2.1 billion in fiscal 2018 compared to $1.6 billion in fiscal 2017 and $1.4 billion in fiscal 2016. Our pre-tax operating margin increased to 12.8% in fiscal 2018 compared to 11.4% in fiscal 2017 and 11.1% in fiscal 2016. The increase in 2018 compared to 2017 was primarily the result of an increase in our home sales gross margin. During fiscal 2018, we reduced sales incentives or raised prices in communities where we were achieving our targeted sales pace, while striving to ensure our product offerings remained affordable. As land and construction costs have generally increased, we have leveraged our scale and relationships to control these increases. Cash provided by our homebuilding operations was $1.0 billion in fiscal 2018 compared to $303.7 million in fiscal 2017 and $580.5 million in fiscal 2016. In fiscal 2018, our homebuilding return on inventory (ROI) improved to 20.2% compared to 16.6% in fiscal 2017 and 15.4% in fiscal 2016. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under option purchase contracts represent 57% of the lots owned and controlled at September 30, 2018 compared to 50% at September 30, 2017. The Forestar acquisition is advancing our homebuilding strategy of increasing our access to optioned land and lot positions.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy. Therefore, we expect that housing market conditions will continue to vary across our markets. If the U.S. economy remains strong, we expect to see continued strength in housing demand, concentrated in markets where job growth is occurring and new home prices remain affordable relative to household incomes. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, further increases in mortgage interest rates or tightening of mortgage lending standards.

Strategy

Our operating strategy focuses on leveraging our financial and competitive position to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to make opportunistic strategic investments. This strategy includes the following initiatives:

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk.

•	Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.

•	Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand and maintain affordability.

•	Delivering high quality homes to our customers and a positive experience both during and after the sale.

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

•
Increasing the amount of land and finished lots controlled through option purchase contracts by expanding relationships with land developers across the country and growing our majority-owned Forestar lot development operations.

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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2018 (or from the acquisition date of October 5, 2017 through September 30, 2018 for Forestar’s results), as compared to fiscal 2017, were as follows:

Homebuilding:

•	Homebuilding revenues increased 14% to $15.6 billion.

•	Homes closed increased 13% to 51,857 homes, and the average closing price of those homes was $298,900.

•	Net sales orders increased 13% to 52,740 homes, and the value of net sales orders increased 13% to $15.8 billion.

•	Sales order backlog increased 8% to 13,371 homes, and the value of sales order backlog increased 8% to $4.0 billion.

•	Home sales gross margin increased 130 basis points to 21.3%.

•	Homebuilding SG&A expenses as a percentage of homebuilding revenues decreased by 30 basis points to 8.6%.

•	Homebuilding pre-tax income increased 31% to $2.0 billion compared to $1.5 billion.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues improved to 12.5% compared to 10.8%.

•	Homebuilding return on inventory improved 360 basis points to 20.2%.

•	Net cash provided by homebuilding operations increased to $1.0 billion compared to $303.7 million.

•	Homebuilding cash and cash equivalents totaled $1.1 billion compared to $973.0 million.

•	Homebuilding inventories totaled $9.9 billion compared to $9.2 billion.

•	Homes in inventory totaled 29,700 compared to 26,200.

•	Owned lots totaled 124,300 compared to 125,000, and lots controlled through option purchase contracts totaled 164,200 compared to 124,000.

•	Homebuilding debt was $2.4 billion compared to $2.5 billion.

•	Homebuilding debt to total capital improved to 21.4% from 24.0%.

Forestar:

•	Forestar’s revenues were $109.2 million, which included $39.1 million of revenues from land and lot sales to our homebuilding segment.

•	Forestar’s pre-tax income was $48.7 million, which included gross profit of $9.0 million from land and lot sales to our homebuilding segment.

•	Owned and controlled lots totaled 20,100. Of these lots, 13,600 were under contract to sell to or subject to a right of first offer with D.R. Horton.

•	Forestar’s cash and cash equivalents totaled $318.8 million.

•	Forestar’s inventories totaled $498.0 million.

Financial Services:

•	Financial services revenues increased 7% to $375.3 million.

•	Financial services pre-tax income was $117.8 million compared to $124.5 million.

•	Financial services pre-tax income as a percentage of financial services revenues was 31.4% compared to 35.6%.

Consolidated Results:

•	Consolidated pre-tax income increased 29% to $2.1 billion compared to $1.6 billion.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 12.8% compared to 11.4%.

•	Income tax expense was $597.7 million, which included a charge of $108.7 million as a result of the Tax Cuts and Jobs Act, compared to $563.7 million.

•	Net income attributable to D.R. Horton increased 41% to $1.5 billion compared to $1.0 billion.

•	Diluted earnings per common share attributable to D.R. Horton increased 39% to $3.81 compared to $2.74.

•	Net cash provided by operations was $545.2 million compared to $440.2 million.

•	Stockholders’ equity was $9.0 billion compared to $7.7 billion.

•	Book value per common share increased 16% to $23.88 compared to $20.66.

•	Debt to total capital improved to 26.3% from 27.0%.

Results of Operations — Homebuilding

Our operating segments are our 46 homebuilding divisions, our majority-owned Forestar lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2018, 2017 and 2016.

Net Sales Orders (1)	Net Homes Sold
	Fiscal Year Ended September 30,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
East	6,994	6,039	4,944	16%	22%
Midwest	2,209	1,841	1,766	20%	4%
Southeast	17,380	15,575	13,616	12%	14%
South Central	15,317	13,374	12,433	15%	8%
Southwest	3,179	2,693	1,761	18%	53%
West	7,661	7,083	6,294	8%	13%
	52,740	46,605	40,814	13%	14%
	Value (In millions)
East	$1,988.8	$1,708.9	$1,388.5	16%	23%
Midwest	864.3	722.6	669.2	20%	8%
Southeast	4,640.7	4,068.9	3,547.3	14%	15%
South Central	3,849.8	3,339.1	3,045.4	15%	10%
Southwest	784.4	620.5	409.0	26%	52%
West	3,632.7	3,481.2	2,940.8	4%	18%
	$15,760.7	$13,941.2	$12,000.2	13%	16%
	Average Selling Price
East	$284,400	$283,000	$280,800	—%	1%
Midwest	391,300	392,500	378,900	—%	4%
Southeast	267,000	261,200	260,500	2%	—%
South Central	251,300	249,700	244,900	1%	2%
Southwest	246,700	230,400	232,300	7%	(1)%
West	474,200	491,500	467,200	(4)%	5%
	$298,800	$299,100	$294,000	—%	2%
_____________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (1)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
East	2,031	1,818	1,582	$570.0	$500.3	$425.4	23%	23%	24%
Midwest	299	260	241	115.1	103.6	91.6	12%	12%	12%
Southeast	5,655	4,898	4,413	1,502.5	1,252.5	1,105.9	25%	24%	24%
South Central	4,408	3,989	3,795	1,091.9	1,000.8	942.5	22%	23%	23%
Southwest	1,031	864	745	251.8	196.9	160.4	24%	24%	30%
West	1,378	1,221	1,119	661.3	616.9	544.7	15%	15%	15%
	14,802	13,050	11,895	$4,192.6	$3,671.0	$3,270.5	22%	22%	23%
_____________

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

2018 versus 2017

The value of net sales orders increased 13% to $15.8 billion (52,740 homes) in 2018 from $13.9 billion (46,605 homes) in 2017, with increases in all of our regions. The increases in the value of sales orders were due to increased volume. The average selling price of homes sold during fiscal 2018 was $298,800, essentially unchanged from the prior year.

The number of net sales orders increased 13% during 2018 compared to 2017. The increase in net sales orders reflects the strength in demand in most of our markets, particularly at affordable price points. Our Chicago and Phoenix markets contributed the most to higher sales volumes in our Midwest and Southwest regions, respectively. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% in both years.

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

The number of net sales orders increased 14%, and the average price of net sales orders increased 2% to $299,100 during 2017 compared to 2016. Our Phoenix and Carolina markets contributed the most to higher sales volumes in our Southwest and East regions, respectively. Our sales order cancellation rate was 22% in 2017 compared to 23% in 2016.

Sales Order Backlog	Homes in Backlog
	As of September 30,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
East	1,841	1,544	1,301	19%	19%
Midwest	442	419	470	5%	(11)%
Southeast	4,221	4,057	4,053	4%	—%
South Central	4,492	3,956	3,840	14%	3%
Southwest	928	843	655	10%	29%
West	1,447	1,510	1,156	(4)%	31%
	13,371	12,329	11,475	8%	7%
	Value (In millions)
East	$548.6	$452.8	$383.0	21%	18%
Midwest	179.2	172.5	184.0	4%	(6)%
Southeast	1,172.3	1,104.9	1,121.7	6%	(1)%
South Central	1,151.8	1,018.1	1,018.1	13%	—%
Southwest	251.7	192.7	150.7	31%	28%
West	725.3	785.0	580.5	(8)%	35%
	$4,028.9	$3,726.0	$3,438.0	8%	8%
	Average Selling Price
East	$298,000	$293,300	$294,400	2%	—%
Midwest	405,400	411,700	391,500	(2)%	5%
Southeast	277,700	272,300	276,800	2%	(2)%
South Central	256,400	257,400	265,100	—%	(3)%
Southwest	271,200	228,600	230,100	19%	(1)%
West	501,200	519,900	502,200	(4)%	4%
	$301,300	$302,200	$299,600	—%	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations. Our acquisition of the assets of Permian Homes contributed 159 homes valued at $44.2 million to the sales order backlog of our South Central region during fiscal 2018.

Home Closings and Revenue	Homes Closed
	Fiscal Year Ended September 30,			% Change
	2018	2017	2016	2018 vs 2017	2017 vs 2016
East	6,697	5,796	5,126	16%	13%
Midwest	2,186	1,892	1,708	16%	11%
Southeast	17,216	15,571	13,303	11%	17%
South Central	14,940	13,258	12,249	13%	8%
Southwest	3,094	2,505	1,703	24%	47%
West	7,724	6,729	6,220	15%	8%
	51,857	45,751	40,309	13%	14%
	Home Sales Revenue (In millions)
East	$1,893.0	$1,639.1	$1,431.0	15%	15%
Midwest	857.5	734.1	651.7	17%	13%
Southeast	4,573.3	4,085.7	3,459.3	12%	18%
South Central	3,760.4	3,339.1	2,978.5	13%	12%
Southwest	725.4	578.5	388.1	25%	49%
West	3,692.4	3,276.7	2,874.5	13%	14%
	$15,502.0	$13,653.2	$11,783.1	14%	16%
	Average Selling Price
East	$282,700	$282,800	$279,200	—%	1%
Midwest	392,300	388,000	381,600	1%	2%
Southeast	265,600	262,400	260,000	1%	1%
South Central	251,700	251,900	243,200	—%	4%
Southwest	234,500	230,900	227,900	2%	1%
West	478,000	487,000	462,100	(2)%	5%
	$298,900	$298,400	$292,300	—%	2%

2018 versus 2017

Revenues from home sales increased 14% to $15.5 billion (51,857 homes closed) in 2018 from $13.7 billion (45,751 homes closed) in 2017. The increase in home sales revenues reflects the strength in demand in most of our markets, particularly at affordable price points.

The number of homes closed in fiscal 2018 increased 13% from 2017 due to increases in all of our regions. Our Phoenix, Carolina and Minneapolis markets contributed the most to higher closing volumes in our Southwest, East and Midwest regions, respectively. The average selling price of homes closed during fiscal 2018 was $298,900, essentially unchanged from the prior year.

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

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2018	2017	2016
Gross profit — home sales	21.3%	20.0%	20.2%
Gross profit — land/lot sales and other	18.6%	15.3%	13.3%
Inventory and land option charges	(0.3)%	(0.3)%	(0.3)%
Gross profit — total homebuilding	21.0%	19.6%	19.9%
Selling, general and administrative expense	8.6%	8.9%	9.3%
Goodwill impairment	—%	—%	0.1%
Gain on sale of assets	(0.1)%	—%	—%
Other (income) expense	—%	(0.1)%	(0.1)%
Homebuilding pre-tax income	12.5%	10.8%	10.7%

Home Sales Gross Profit

2018 versus 2017

Gross profit from home sales increased 21% to $3.3 billion in 2018 from $2.7 billion in 2017 and increased 130 basis points to 21.3% as a percentage of home sales revenues. The percentage increase resulted from improvements of 60 basis points due to the average selling price of our homes closed increasing by more than the average cost, 40 basis points from a decrease in warranty and construction defect expenses and 30 basis points from a decrease in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

2017 versus 2016

Gross profit from home sales increased 15% to $2.7 billion in 2017 from $2.4 billion in 2016 and decreased 20 basis points to 20.0% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 50 basis points due to an increase in warranty and construction defect expenses, partially offset by an improvement of 30 basis points due to a decrease in the amortization of capitalized interest.

Land Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $121.8 million, $88.3 million and $78.7 million in fiscal 2018, 2017 and 2016, respectively. Land sales and other revenues during fiscal 2018 included $39.5 million from the sale of a parcel of land in Phoenix. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2018, our homebuilding operations had $40.2 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter during fiscal 2018, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2018, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $60.5 million and recorded impairment charges of $2.6 million during the fourth quarter to reduce the carrying value of impaired communities and land to fair value. Total homebuildingu impairment charges during fiscal 2018, 2017 and 2016 were $10.9 million, $23.2 million and $20.3 million, respectively.

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

During fiscal 2018, 2017 and 2016, earnest money and pre-acquisition cost write-offs related to land option contracts that we have terminated or expect to terminate were $13.4 million, $17.0 million and $11.1 million, respectively. Total homebuilding inventory and land option charges of $48.8 million for fiscal 2018 also include a charge of $24.5 million in the second quarter related to the settlement of an outstanding dispute associated with a land transaction.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities was $1.3 billion, $1.2 billion and $1.1 billion in fiscal 2018, 2017 and 2016, respectively, an increase of 10% in 2018 and 11% in 2017 from the respective prior years. As a percentage of homebuilding revenues, SG&A expense decreased 30 basis points to 8.6% in 2018 and decreased 40 basis points to 8.9% in 2017 from the respective prior years.

Employee compensation and related costs were $964.2 million, $860.2 million and $748.7 million in fiscal 2018, 2017 and 2016, respectively, representing 72%, 70% and 68% of SG&A costs in those years. These costs increased 12% in 2018 and 15% in 2017 due to increases in the number of employees and the amount of incentive compensation as compared to the respective prior years. Our homebuilding operations employed 6,419, 5,876 and 5,356 employees at September 30, 2018, 2017 and 2016, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 9% to $109.9 million in fiscal 2018 and decreased 16% to $120.8 million in fiscal 2017 compared to the respective prior years. These decreases were due to decreases in our average homebuilding debt of 4% and 12% in fiscal 2018 and 2017, respectively, and lower average interest rates on our outstanding homebuilding debt during the periods. Interest charged to cost of sales was 1.1%, 1.4% and 1.8% of total cost of sales (excluding inventory and land option charges) in fiscal 2018, 2017 and 2016, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $7.2 million, $11.0 million and $8.2 million in fiscal 2018, 2017 and 2016, respectively. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Goodwill Impairment

We perform our annual goodwill impairment evaluation in the fourth quarter of each fiscal year. As a result of the 2018 and 2017 evaluations, no impairment charges were recorded. As a result of the 2016 evaluation, a $7.2 million impairment charge was recorded to reduce the goodwill in the Huntsville operating segment in our Southeast reporting region. This operating segment had experienced lower levels of profitability than anticipated primarily due to difficult market conditions.

Business Acquisitions

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the June 2017 merger agreement. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR,” with operations in 24 markets and 14 states as of September 30, 2018. The transaction costs incurred by us related to this acquisition totaled $7.2 million, of which $5.3 million was incurred during fiscal 2018 and expensed to homebuilding selling, general and administrative expense.

Our alignment with Forestar advances our strategy of increasing our access to optioned land and lot positions to enhance operational efficiency and returns. At September 30, 2018, Forestar owned approximately 18,200 lots and controlled an additional 1,900 lots through option contracts. Of Forestar’s total 20,100 lots owned and controlled, 13,600 lots were under contract or subject to a right of first offer with our homebuilding segment. Both our homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and our homebuilding operations are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, we strongly influence the strategic direction, growth plans and operational execution necessary to increase the future value potential of Forestar.

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

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	Homebuilding Revenues			Homebuilding Pre-tax Income (1)			Pre-tax Income as a Percentage of Homebuilding Revenues
	2018	2017	2016	2018	2017	2016	2018	2017	2016
East	$1,893.4	$1,640.1	$1,446.5	$217.3	$153.9	$138.7	11.5%	9.4%	9.6%
Midwest	858.9	736.5	651.7	77.5	49.1	44.3	9.0%	6.7%	6.8%
Southeast	4,578.6	4,087.6	3,463.5	536.0	450.3	388.4	11.7%	11.0%	11.2%
South Central	3,769.9	3,383.1	2,995.1	506.1	439.1	374.8	13.4%	13.0%	12.5%
Southwest	768.7	597.5	388.1	97.4	39.6	7.3	12.7%	6.6%	1.9%
West	3,754.3	3,296.7	2,916.9	522.9	357.3	310.9	13.9%	10.8%	10.7%
	$15,623.8	$13,741.5	$11,861.8	$1,957.2	$1,489.3	$1,264.4	12.5%	10.8%	10.7%
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

2018 versus 2017

East Region — Homebuilding revenues increased 15% in fiscal 2018 compared to fiscal 2017, primarily due to an increase in the number of homes closed in our Carolina markets. The region generated pre-tax income of $217.3 million in 2018, compared to $153.9 million in 2017. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 130 basis points in 2018 compared to 2017, due to a decrease in the average cost of homes closed. Pre-tax income was reduced by inventory and land option charges of $2.3 million and $13.6 million in 2018 and 2017, respectively, primarily in our North Carolina markets in 2018 and in our suburban Washington, D.C. market in 2017. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in 2018 compared to 2017.

Midwest Region — Homebuilding revenues increased 17% in fiscal 2018 compared to fiscal 2017, primarily due to increases in the number of homes closed and the average selling price in our Denver market as well as an increase in the number of homes closed in our Minneapolis/St. Paul market. The region generated pre-tax income of $77.5 million in 2018, compared to $49.1 million in 2017. Home sales gross profit percentage increased by 250 basis points in 2018 compared to 2017, largely due to lower warranty and construction defect costs. Pre-tax income was reduced by inventory and land option charges of $5.1 million and $1.8 million in 2018 and 2017, respectively, primarily in our Minnesota market in 2018 and in our Denver market in 2017. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2018 compared to 2017, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 12% in fiscal 2018 compared to fiscal 2017, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $536.0 million in 2018, compared to $450.3 million in 2017. The region’s fiscal 2018 results include a $24.5 million inventory and land option charge related to the settlement of an outstanding dispute associated with a land transaction and a $13.4 million gain on the sale of multi-family rental units in one community. Home sales gross profit percentage increased by 50 basis points in 2018 compared to 2017, due to the average selling price of homes closed increasing by more than the average cost. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2018 compared to 2017, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 11% in fiscal 2018 compared to fiscal 2017, primarily due to an increase in the number of homes closed in our Dallas, Fort Worth and Louisiana markets. The region generated pre-tax income of $506.1 million in 2018, compared to $439.1 million in 2017. Home sales gross profit percentage increased by 40 basis points in 2018 compared to 2017, due to the average cost of homes closed decreasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in 2018 compared to 2017.

Southwest Region — Homebuilding revenues increased 29% in fiscal 2018 compared to fiscal 2017, primarily due to an increase in the number of homes closed in our Phoenix market. The region generated pre-tax income of $97.4 million in 2018, compared to $39.6 million in 2017. Home sales gross profit percentage increased by 430 basis points in 2018 compared to 2017, primarily due to an increase in the average selling price of homes closed and a decrease in the average cost of those homes, as well as a $15.8 million decrease in warranty and construction defect costs related to a community in our Albuquerque market. The region’s fiscal 2018 results include $13.1 million of profit generated from a land sale in our Phoenix market. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in 2018 compared to 2017, primarily due to the increase in homebuilding revenues.

West Region — Homebuilding revenues increased 14% in fiscal 2018 compared to fiscal 2017, primarily due to an increase in the number of homes closed in our Northern California, Salt Lake City, Seattle and Hawaii markets. The region generated pre-tax income of $522.9 million in 2018, compared to $357.3 million in 2017. Home sales gross profit percentage increased by 280 basis points in 2018 compared to 2017, primarily due to the average cost of homes closed decreasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2018 compared to 2017, primarily due to the increase in homebuilding revenues.

2017 versus 2016

East Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our North and South Carolina markets. The region generated pre-tax income of $153.9 million in 2017, compared to $138.7 million in 2016. Pre-tax income was reduced by inventory impairment charges of $10.5 million and $12.3 million in 2017 and 2016, respectively, primarily in our suburban Washington, D.C. markets during 2017 and in our New Jersey market during 2016. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 30 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses increased by 20 basis points in 2017 compared to 2016.

Midwest Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Minneapolis and Denver markets. The region generated pre-tax income of $49.1 million in 2017, compared to $44.3 million in 2016. Home sales gross profit percentage decreased by 80 basis points in 2017 compared to 2016, largely due to higher warranty and construction defect costs in our Denver market. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2017 compared to 2016.

Southeast Region — Homebuilding revenues increased 18% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $450.3 million in 2017, compared to $388.4 million in 2016. Home sales gross profit percentage decreased by 60 basis points in 2017 compared to 2016, due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2017 compared to 2016.

South Central Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Dallas market. The region generated pre-tax income of $439.1 million in 2017, compared to $374.8 million in 2016. Home sales gross profit percentage decreased by 20 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2017 compared to 2016.

Southwest Region — Homebuilding revenues increased 54% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Phoenix market, as well as an increase in the average selling price of those homes. The region generated pre-tax income of $39.6 million in 2017, compared to $7.3 million in 2016. Pre-tax income in 2016 was reduced by inventory impairment charges of $6.0 million in our Phoenix market. Home sales gross profit percentage increased by 210 basis points in 2017 compared to 2016, primarily due to the average selling price of homes closed increasing while the average cost decreased. The increase was also due to lower fiscal 2017 warranty and construction defect costs in our Phoenix market. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 basis points in 2017 compared to 2016, primarily due to the significant increase in homebuilding revenues.

West Region — Homebuilding revenues increased 13% in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of homes closed in our Las Vegas and northern California markets, as well as increases in the average selling price of homes closed in our Seattle, Portland and Sacramento markets. The region generated pre-tax income of $357.3 million in 2017, compared to $310.9 million in 2016. Home sales gross profit percentage increased by 20 basis points in 2017 compared to 2016. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2017 compared to 2016.

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

Our homebuilding segment’s inventories at September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$648.6	$529.5	$10.1	$3.8	$1,192.0
Midwest	369.9	208.0	1.8	3.4	583.1
Southeast	1,388.4	1,248.5	31.5	0.3	2,668.7
South Central	1,222.5	1,216.3	0.3	0.3	2,439.4
Southwest	194.8	303.2	1.7	—	499.7
West	1,146.5	1,076.1	14.4	31.5	2,268.5
Corporate and unallocated (1)	113.7	107.7	1.4	0.9	223.7
	$5,084.4	$4,689.3	$61.2	$40.2	$9,875.1

	September 30, 2017
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$569.3	$478.1	$21.0	$0.5	$1,068.9
Midwest	335.8	155.0	1.8	—	492.6
Southeast	1,265.6	1,085.0	35.9	5.8	2,392.3
South Central	1,050.8	1,132.6	14.1	1.9	2,199.4
Southwest	203.9	299.5	2.7	—	506.1
West	1,070.0	1,257.3	23.2	2.0	2,352.5
Corporate and unallocated (1)	110.6	112.2	2.3	0.2	225.3
	$4,606.0	$4,519.7	$101.0	$10.4	$9,237.1
_____________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at September 30, 2018 and 2017 are summarized as follows:

	September 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,900	19,400	31,300	4,000
Midwest	3,800	9,300	13,100	1,800
Southeast	37,100	70,400	107,500	9,500
South Central	42,900	45,700	88,600	8,800
Southwest	7,600	5,000	12,600	1,500
West	21,000	14,400	35,400	4,100
	124,300	164,200	288,500	29,700
	43%	57%	100%

	September 30, 2017
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	13,200	17,800	31,000	3,500
Midwest	2,600	4,400	7,000	1,500
Southeast	35,800	47,500	83,300	8,500
South Central	42,800	38,700	81,500	7,300
Southwest	8,700	2,400	11,100	1,700
West	21,900	13,200	35,100	3,700
	125,000	124,000	249,000	26,200
	50%	50%	100%
_____________

(1)
Land/lots owned include approximately 35,100 and 33,200 owned lots that are fully developed and ready for home construction at September 30, 2018 and 2017, respectively. Land/lots owned also include land held for development representing 1,700 and 4,800 lots at September 30, 2018 and 2017, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at September 30, 2018 and 2017 was $6.5 billion and $4.6 billion, respectively, secured by earnest money deposits of $401.1 million and $227.6 million, respectively. The total remaining purchase price of lots controlled at September 30, 2018 included $522.2 million related to lot option contracts with Forestar, secured by $48.0 million of earnest money.

(3)
Lots controlled at September 30, 2018 include approximately 13,600 lots owned or controlled by Forestar, 5,500 of which our homebuilding divisions have under contract to purchase and 8,100 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 5,100 lots were in our Southeast region, 3,700 lots were in our South Central region, 2,600 lots were in our West region, 1,400 lots were in our East region, 400 lots were in our Midwest region and 400 lots were in our Southwest region.

(4)
Homes in inventory include approximately 1,800 and 1,600 model homes at September 30, 2018 and 2017, respectively. Approximately 16,400 and 13,800 of our homes in inventory were unsold at September 30, 2018 and 2017, respectively. At September 30, 2018, approximately 4,000 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2017, approximately 4,100 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months.

Results of Operations — Forestar

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment from the date of acquisition through September 30, 2018 (referred to as fiscal 2018 in the discussion below) were as follows:

For the Period from October 5, 2017 to September 30, 2018
(In millions)
Residential land and lot sales	$100.1
Commercial lot sales	9.1
Total revenues	$109.2
Cost of sales	69.0
Selling, general and administrative expense	32.8
Equity in earnings of unconsolidated entities	(12.4)
Gain on sale of assets	(27.7)
Interest expense	5.8
Other (income) expense	(7.0)
Income before income taxes	$48.7

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During fiscal 2018, Forestar sold 1,279 single-family lots from its owned projects and consolidated ventures at an average sales price of $77,800. During fiscal 2018, Forestar sold 642 lots to D.R. Horton for $37.1 million and sold 79 residential tract acres to D.R. Horton for $2.0 million.

Selling, general and administrative (SG&A) expense for fiscal 2018 includes $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date. The severance and change of control amount of $2.6 million was payable to Forestar’s former Chief Executive Officer upon his resignation from Forestar on December 28, 2017. The remaining severance and change of control amounts are payable upon termination or resignation of each of the executives. SG&A expense also includes charges of $0.9 million related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Equity in earnings of unconsolidated entities for fiscal 2018 primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

On February 8, 2018, Forestar sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures and consisted of approximately 750 developed and under development lots, over 4,000 future undeveloped lots, 730 unentitled acres, an interest in one multi-family operating property and a multi-family development site. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in our consolidated statement of operations for fiscal 2018.

Gain on sale of assets during fiscal 2018 also included gains of $14.6 million related to the sale of Forestar’s interest in a multi-family venture and $9.1 million related to the sale of water rights in East Texas.

At September 30, 2018, Forestar owned directly or controlled through land and lot option purchase contracts approximately 20,100 residential lots, of which approximately 1,600 are fully developed. Approximately 13,600 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 300 of these lots are under contract to sell to other builders.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2018, 2017 and 2016.

	Fiscal Year Ended September 30,			2018 vs 2017	2017 vs 2016
	2018	2017	2016
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	29,133	25,488	21,970	14%	16%
Number of homes closed by D.R. Horton	51,857	45,751	40,309	13%	14%
Percentage of D.R. Horton homes financed by DHI Mortgage	56%	56%	55%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	29,234	25,677	22,127	14%	16%
Total number of loans originated or brokered by DHI Mortgage	30,107	27,002	23,920	11%	13%
Captive business percentage	97%	95%	93%
Loans sold by DHI Mortgage to third parties	29,120	27,251	23,926	7%	14%

	Fiscal Year Ended September 30,			2018 vs 2017	2017 vs 2016
	2018	2017	2016
	(In millions)
Loan origination fees	$15.0	$17.7	$20.1	(15)%	(12)%
Sale of servicing rights and gains from sale of mortgage loans	265.1	251.1	207.5	6%	21%
Other revenues	18.7	16.5	14.6	13%	13%
Total mortgage operations revenues	298.8	285.3	242.2	5%	18%
Title policy premiums	76.5	64.2	53.4	19%	20%
Total revenues	375.3	349.5	295.6	7%	18%
General and administrative expense (1)	272.6	239.3	211.2	14%	13%
Other (income) expense (1)	(15.1)	(14.3)	(13.7)	6%	4%
Financial services pre-tax income	$117.8	$124.5	$98.1	(5)%	27%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Fiscal Year Ended September 30,
	2018	2017	2016
General and administrative expense (1)	72.6%	68.5%	71.4%
Other (income) expense (1)	(4.0)%	(4.1)%	(4.6)%
Financial services pre-tax income	31.4%	35.6%	33.2%
______________

(1)
General and administrative expense of $11.9 million and $8.8 million, other income of $0.2 million and other expense of $0.2 million related to our other business activities were excluded from the fiscal 2017 and 2016 amounts, respectively, to conform to the current year presentation.

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2018 and 2017, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 14% and 16% from the respective prior years, primarily as a result of increases in the number of homes closed by our homebuilding operations of 13% and 14%, respectively. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 56% in fiscal 2018 and 2017 and 55% in fiscal 2016.

Homes closed by our homebuilding operations constituted 97%, 95% and 93% of DHI Mortgage loan originations in fiscal 2018, 2017 and 2016, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 7% in fiscal 2018 and 14% in fiscal 2017 compared to the respective prior years. Virtually all of the mortgage loans held for sale on September 30, 2018 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 92% of the mortgage loans sold by DHI Mortgage during fiscal 2018 were sold to four major financial entities, the largest percentage of which purchased 36% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our financial services operations increased 7% to $375.3 million in fiscal 2018 from $349.5 million in fiscal 2017, while the number of loan originations increased 11% over that same period. Revenues from our financial services operations increased 18% to $349.5 million in fiscal 2017 from $295.6 million in fiscal 2016, while the number of loan originations increased 13%. In fiscal 2018, revenues increased at a lower rate than origination volume primarily due to lower pricing and resulting net gains on loan origination sales due to competitive pressures in the mortgage market. In fiscal 2017, revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market and increased revenue from title operations.

Our mortgage operations revenues were reduced by $1.3 million, $2.9 million and $8.5 million in fiscal 2018, 2017 and 2016, respectively, to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense related to financial services operations was $272.6 million, $239.3 million and $211.2 million in fiscal 2018, 2017 and 2016, respectively, increasing 14% in 2018 and 13% in 2017 from the respective prior years. These increases were primarily due to increases in employee related costs due to increased volume. Our financial services operations employed 1,919, 1,798 and 1,575 employees at September 30, 2018, 2017 and 2016, respectively.

As a percentage of financial services revenues, G&A expense was 72.6%, 68.5% and 71.4% in fiscal 2018, 2017 and 2016, respectively. The increase in the current year was primarily due to lower pricing and resulting net gains on loan origination sales resulting in reduced revenue relative to origination volume. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $2.1 billion, $1.6 billion and $1.4 billion in fiscal 2018, 2017 and 2016, respectively. The increase in our pre-tax income over the three-year period is primarily due to higher revenues from increased home closings and an increase in home sales gross profit.

Income Taxes

Our income tax expense was $597.7 million, $563.7 million and $467.2 million in fiscal 2018, 2017 and 2016, respectively, and our effective tax rate was 29.0%, 35.2% and 34.5% in those years. The effective tax rate for fiscal 2018 reflects the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, an excess tax benefit related to stock-based compensation, the release of a valuation allowance against deferred tax assets related to Forestar, and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017. The effective tax rates for all years include an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which for us was 24.5% for the fiscal year ended September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, we reduced the statutory tax rate that applied to our year-to-date earnings from 35% to 24.5%. In addition, we remeasured our deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million recognized during the three months ended December 31, 2017. No other tax law changes as a result of the Tax Act had a significant impact on our financial statements. Our deferred tax assets, net of deferred tax liabilities, were $211.7 million at September 30, 2018 compared to $376.2 million at September 30, 2017.

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar. We recorded goodwill of $29.2 million, which is not deductible for income tax purposes. At the acquisition date, we recorded a valuation allowance of $20.1 million against Forestar’s $20.4 million of deferred tax assets due to Forestar’s cumulative losses in recent years. During the fourth quarter of fiscal 2018, Forestar emerged from the cumulative loss position. We evaluated all positive and negative evidence and determined the emergence from the cumulative loss position and other positive evidence outweighed the negative evidence, and reduced the valuation allowance which resulted in a corresponding reduction in income tax expense. As of September 30, 2018, we have retained a valuation allowance of $3.5 million related to Forestar’s state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized.

In addition to the $3.5 million valuation allowance related to Forestar’s state deferred tax assets, we have a valuation allowance of $14.2 million related to D.R. Horton’s state deferred tax assets for net operating loss (NOL) carryforwards because it is more likely than not that a portion of the state NOL carryforwards will expire before being realized. In total, our valuation allowance was $17.7 million at September 30, 2018 and $11.2 million at September 30, 2017. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

D.R. Horton has $19.3 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $5.4 million of the tax benefits expire over the next ten years and the remaining $13.9 million expires from fiscal years 2029 to 2038.

Forestar has $14.8 million of tax benefits for federal NOL carryforwards, after consideration of intra-entity profit eliminations, which have no expiration date. Additionally, Forestar has $4.0 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

D.R. Horton is subject to federal income tax and to income tax in multiple states. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2015 through 2018. D.R. Horton is currently being audited by various states; however, to date, we are not aware of any significant findings identified by the taxing authorities.

Forestar is subject to federal income tax and to income tax in multiple states. All federal statutes of limitations for tax years prior to 2016 are effectively closed. The statute of limitations in major state jurisdictions for tax years prior to 2014 is closed. Forestar is currently under audit by the IRS for the 2016 tax year. At this time, Forestar is not aware of any significant findings identified by the IRS. Forestar is not currently being audited by any state jurisdictions.

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

At September 30, 2018, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.3% compared to 27.0% at September 30, 2017. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 21.4% compared to 24.0% at September 30, 2017. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2019. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that we may issue from time to time in amounts to be determined. Also, Forestar has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million principal amount of senior notes in fiscal 2019.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2018, cash and cash equivalents of our homebuilding segment totaled $1.1 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility which was amended in September 2018 to increase its capacity from $1.275 billion to $1.325 billion and to extend its maturity date to September 25, 2023. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. Borrowings and repayments under the facility totaled $1.8 billion each during fiscal 2018. At September 30, 2018, there were no borrowings outstanding and $107.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.2 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2018, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.45 billion principal amount of homebuilding senior notes outstanding as of September 30, 2018 that mature from fiscal 2019 through fiscal 2023. $500 million principal amount of our senior notes mature in March 2019. In December 2017, we issued $400 million principal amount of 2.55% senior notes due December 1, 2020, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 2.8%. In December 2017, we redeemed $400 million principal amount of our 3.625% senior notes due February 2018. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At September 30, 2018, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During fiscal 2018, we repurchased 2.8 million shares of our common stock for $127.5 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2018, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $400 million of our common stock effective through September 30, 2019. The full amount of the debt authorization was remaining at September 30, 2018. During August 2018, we repurchased 560,000 shares of our common stock for $24.5 million, resulting in a remaining equity authorization of $375.5 million at September 30, 2018.

Capital Resources - Forestar

At September 30, 2018, Forestar had cash and cash equivalents of $318.8 million. In August 2018, Forestar entered into a $380 million senior unsecured bank credit facility. Forestar’s cash position and borrowing capacity under its bank credit facility is expected to be sufficient to fund its growth objectives and working capital needs in the short-term. In September 2018, Forestar filed an effective shelf registration statement with the SEC, registering $500 million of equity securities. The liquidity of Forestar and its ability to achieve longer term growth objectives will depend on its ability to generate cash from operations and to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. Forestar plans to access the capital markets in fiscal 2019 to support its long-term growth.

Bank Credit Facility — In August 2018, Forestar entered into a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At September 30, 2018, there were no borrowings outstanding and $4.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $375.5 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2018, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Letter of Credit Facility — In August 2018, in connection with entering into the revolving credit facility agreement, Forestar amended its letter of credit facility agreement. Under the amendment, outstanding letters of credit issued by one bank were transferred into Forestar’s new revolving credit facility. The amendment reduced the capacity of the letter of credit facility from $30.0 million to $15.4 million and provided for a corresponding release of cash collateral in the amount of $13.8 million. The amendment also extended the maturity date of the facility to October 5, 2019. At September 30, 2018, letters of credit outstanding under the letter of credit facility totaled $15.4 million, secured by $16.2 million in cash, which is included in restricted cash in the consolidated balance sheet.

Public Unsecured Debt — On October 5, 2017, Forestar had $120 million principal amount outstanding of 3.75% convertible senior notes due 2020. The completion of the acquisition resulted in a fundamental change in the notes as described in the related note indentures and therefore, Forestar offered to purchase all or any part of every holder’s convertible senior notes for a price in cash equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, Forestar purchased $1.1 million of the aggregate principal amount of the notes. Also, prior to the acquisition, upon conversion of the notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the acquisition, the conversion ratio was adjusted in accordance with the indenture governing the convertible notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion.

Forestar’s revolving credit facility and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2018, cash and cash equivalents of our financial services operations totaled $33.7 million.

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

As of September 30, 2018, $758.6 million of mortgage loans held for sale with a collateral value of $735.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $97.9 million, DHI Mortgage had an obligation of $637.7 million outstanding under the mortgage repurchase facility at September 30, 2018 at a 4.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2018, net cash provided by operating activities was $545.2 million compared to $440.2 million and $623.9 million in fiscal 2017 and 2016, respectively. Cash provided by operating activities in the current year was primarily due to $1.0 billion of cash provided by our homebuilding segment, partially offset by $330.2 million and $116.6 million of cash used in our Forestar and financial services segments, respectively.

We used $482.8 million of cash to increase our construction in progress and finished home inventory compared to $584.4 million and $496.2 million in fiscal 2017 and 2016, respectively. In each year, the expenditures were made to support the current year increase in sales and closing volumes, as well as the expected increase in the subsequent year. During fiscal 2018, cash used to increase residential land and lots was $573.8 million compared to $362.3 million and $10.3 million in fiscal 2017 and 2016, respectively. The increase in fiscal 2018 was primarily due to cash used to fund land acquisition and development in our Forestar segment. The most significant source of cash provided by operating activities in all years was net income.

Investing Cash Flow Activities

In fiscal 2018, net cash provided by investing activities was $2.6 million compared to net cash used in investing activities of $171.0 million and $112.6 million in fiscal 2017 and 2016, respectively. In fiscal 2018, we paid $558.3 million to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date. In fiscal 2016, we paid $82.2 million to purchase the homebuilding operations of Wilson Parker Homes and paid an additional $4.1 million in fiscal 2017 and $2.8 million in fiscal 2018 to complete the purchase. We used $68.1 million, $102.7 million and $78.1 million in fiscal 2018, 2017 and 2016, respectively, to purchase and construct property and equipment, including model home furniture, office buildings and office and technology equipment to support our operations. Also, we used $70.2 million, $54.6 million and $8.0 million in fiscal 2018, 2017 and 2016, respectively, for the development and construction of multi-family rental properties.

Investing cash flows in fiscal 2018 included proceeds from the sale of assets of $292.9 million, of which $258.3 million related to Forestar, primarily from the strategic sale of assets. Additionally, proceeds of $24.8 million resulted from the sale of multi-family rental units constructed by our homebuilding operations in one community in our Southeast region.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for the growth of our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the public capital markets.

In fiscal 2018, net cash used in financing activities was $82.5 million, consisting primarily of note repayments that were largely offset by note proceeds, payments of cash dividends and repurchases of common stock. Note repayments of $2.2 billion included the repayments of amounts drawn on our homebuilding revolving credit facility of $1.8 billion and our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018. Proceeds from notes payable of $2.2 billion included draws of $1.8 billion on our homebuilding revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 1, 2020. Our financial services segment received proceeds of $217.7 million from net advances under its mortgage repurchase facility. During fiscal 2018, we used cash of $188.4 million to pay dividends to our common stockholders and $127.5 million to repurchase 2.8 million shares of our common stock.

In fiscal 2017, net cash used in financing activities was $564.6 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, partially offset by note proceeds. Note repayments of $1.2 billion included the repayment of $350 million principal amount of our 4.75% senior notes at maturity and repayments of amounts drawn on our homebuilding revolving credit facility of $835 million. Proceeds from notes payable of $835 million represent draws on our homebuilding revolving credit facility. During fiscal 2017, we used cash of $149.6 million to pay dividends to our common stockholders and $60.6 million to repurchase 1.9 million shares of our common stock. In fiscal 2016, net cash used in financing activities was $591.9 million, consisting primarily of note repayments and payments of cash dividends. Note repayments of $544.8 million included the repayment of $170.2 million principal amount of our 5.625% senior notes and $372.7 million principal amount of our 6.5% senior notes at maturity.

Our Board of Directors approved and paid quarterly cash dividends of $0.125 per common share, $0.10 per common share and $0.08 per common share in fiscal 2018, 2017 and 2016 respectively. In November 2018, our Board of Directors approved a cash dividend of $0.15 per common share, payable on December 10, 2018, to stockholders of record on November 26, 2018. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Our future cash requirements for contractual obligations as of September 30, 2018 are presented below.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	> 3 - 5 Years	More Than 5 Years
	(In millions)
Notes Payable — Principal (1)	$3,211.1	$1,142.2	$1,018.9	$1,050.0	$—
Notes Payable — Interest (1)	315.0	121.4	116.2	77.4	—
Operating Leases	42.3	16.8	18.8	5.9	0.8
Purchase Obligations (2)	47.4	22.2	25.2	—	—
	$3,615.8	$1,302.6	$1,179.1	$1,133.3	$0.8
_______________

(1)
Notes payable represents principal and interest payments due on our senior notes, our secured notes, our mortgage subsidiary’s repurchase facility and our homebuilding and Forestar revolving credit facilities. Because the balances of our revolving credit facilities were zero at September 30, 2018, we did not assume any principal or interest payments related to these facilities in future periods. The interest obligation associated with our mortgage repurchase facility is based on its annual effective rate of 4.1% and principal balance outstanding at September 30, 2018.

(2)
Purchase obligations relate to our land and lot option purchase contracts which enable us to control significant lot positions with limited capital investment. Among our land and lot option purchase contracts at September 30, 2018, there were a limited number of contracts, representing $47.4 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations.

At September 30, 2018, we had outstanding letters of credit of $128.5 million and surety bonds of $1.5 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Inflation

We may be adversely affected during periods of high inflation, primarily because of higher financing, land, labor and material construction costs. We attempt to offset cost increases in one component with savings in another, and we increase our sales prices and reduce customer sales incentives when housing market conditions permit. However, during periods when housing market conditions are challenging, we may not be able to offset cost increases with higher selling prices. In addition, higher mortgage interest rates reduce the affordability of our homes to prospective homebuyers.

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “predict,” “projection,” “seek,” “strategy,” “target,” “will” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the cyclical nature of the homebuilding industry and changes in economic, real estate and other conditions;

•	constriction of the credit and public capital markets, which could limit our ability to access capital and increase our costs of capital;

•
reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;

•	the risks associated with our land and lot inventory;

•	our ability to effect our growth strategies, acquisitions or investments successfully;

•	the impact of an inflationary, deflationary or higher interest rate environment;

•	home warranty and construction defect claims;

•	the effects of health and safety incidents;

•	the effects of negative publicity;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding and land development operations;

•	the effects of governmental regulations on our financial services operations;

•	our significant debt and our ability to comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	the effects of the loss of key personnel; and

•	information technology failures and data security breaches.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2018 and 2017, and for the years ended September 30, 2018, 2017 and 2016. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. We typically elect the fair value option for our mortgage loan originations. Mortgage loans held for sale are initially recorded at fair value based on either sale commitments or current market quotes and are adjusted for subsequent changes in fair value until the loans are sold. Net origination costs and fees associated with mortgage loans are recognized at the time of origination. The expected net future cash flows related to the associated servicing of a loan are included in the measurement of all written loan commitments that are accounted for at fair value through earnings at the time of commitment. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

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

For the inventory impairment analyses performed during fiscal 2018, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from one month to three years, and we utilized a range of discount rates for communities from 10% to 18%.

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

Goodwill — We record goodwill associated with our acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. We evaluate our goodwill balances for potential impairment on at least an annual basis by comparing the carrying value of each of our operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, we determine if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluations performed in fiscal 2018 and 2017, no impairment charges were recorded. As a result of the goodwill evaluation performed in fiscal 2016, an impairment charge of $7.2 million was recorded to write off the remaining goodwill associated with the Huntsville operating segment in the Southeast reporting region. This operating segment experienced lower levels of profitability than anticipated primarily due to difficult market conditions. Our total goodwill balance was $109.2 million and $80.0 million at September 30, 2018 and 2017, respectively.

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate and is adjusted to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 99% and 98% of these reserves related to construction defect matters at September 30, 2018 and 2017, respectively.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2018 and 2017, we had reserves for approximately 155 and 140 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2018, we established reserves for approximately 95 new construction defect claims and resolved 80 construction defect claims for a total cost of $40.0 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $67.2 million in our reserves and a $30.4 million increase in our receivable, resulting in additional expense of $36.8 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $60.4 million in our reserves and a $22.7 million decrease in our receivable, resulting in a reduction in expense of $37.7 million.

Income Taxes — We calculate our income tax expense using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. We record a valuation allowance when we determine it is more likely than not that a portion of our deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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

Stock-Based Compensation — Our stockholders formally authorize shares of our common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of our Board of Directors authorizes the grant of stock-based compensation to our employees and directors from these available shares. At September 30, 2018, our outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of our Board of Directors. Restricted stock units outstanding at September 30, 2018 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of our common stock at the date of the grant. The stock options outstanding at September 30, 2018 vest during fiscal 2019 and expire 10 years after the dates on which they were granted.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for us beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We plan to adopt this standard using the modified retrospective method. Upon adoption of the standard, we expect to record an adjustment to increase retained earnings and recognize a contract asset for expected future insurance brokerage commission renewals. We have not yet determined the amount of this adjustment and are continuing to evaluate other effects of the standard, but we do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other,” which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test and requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value with the loss recognized limited to the total amount of goodwill allocated to the reporting unit. The guidance is effective for us beginning October 1, 2020 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which updates the definition of an in substance nonfinancial asset and clarifies the derecognition guidance for nonfinancial assets to conform to the new revenue recognition standard (ASU 2014-09). The guidance is effective for us beginning October 1, 2018, concurrent with the adoption of ASU 2014-09, as required, and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2018 and 2017 was not significant, is recognized in current earnings. At September 30, 2018, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.0 billion. Uncommitted IRLCs totaled a notional amount of approximately $459.7 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $575.9 million at September 30, 2018.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2018. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2018.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2018
	2019	2020	2021	2022	2023	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$504.5	$618.9	$400.0	$350.0	$700.0	$—	$2,573.4	$2,607.1
Average interest rate	3.9%	4.0%	2.8%	4.5%	5.5%	—%	4.3%
Variable rate	$637.7	$—	$—	$—	$—	$—	$637.7	$637.7
Average interest rate	4.1%	—%	—%	—%	—%	—%	4.1%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and its subsidiaries as of September 30, 2018 and 2017 and the related consolidated statements of operations and comprehensive income, total equity, and cash flows for each of the three years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Fort Worth, TX
November 16, 2018

We have served as the Company’s auditor since 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
	(In millions)
ASSETS
Cash and cash equivalents	$1,473.1	$1,007.8
Restricted cash	32.9	16.5
Inventories:
Construction in progress and finished homes	5,086.3	4,606.0
Residential land and lots — developed and under development	5,172.4	4,519.7
Land held for development	96.1	101.0
Land held for sale	40.2	10.4
	10,395.0	9,237.1
Investment in unconsolidated entities	11.0	—
Mortgage loans held for sale	796.4	587.3
Deferred income taxes, net of valuation allowance of $17.7 million and $11.2 million at September 30, 2018 and 2017, respectively	194.0	365.0
Property and equipment, net	401.1	325.0
Other assets	701.9	565.9
Goodwill	109.2	80.0
Total assets	$14,114.6	$12,184.6
LIABILITIES
Accounts payable	$624.7	$580.4
Accrued expenses and other liabilities	1,127.5	985.0
Notes payable	3,203.5	2,871.6
Total liabilities	4,955.7	4,437.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 388,120,243 shares issued and 376,261,635 shares outstanding at September 30, 2018 and 384,036,150 shares issued and 374,986,079 shares outstanding at September 30, 2017	3.9	3.8
Additional paid-in capital	3,085.0	2,992.2
Retained earnings	6,217.9	4,946.0
Treasury stock, 11,858,608 shares and 9,050,071 shares at September 30, 2018 and 2017, respectively, at cost	(322.4)	(194.9)
Stockholders’ equity	8,984.4	7,747.1
Noncontrolling interests	174.5	0.5
Total equity	9,158.9	7,747.6
Total liabilities and equity	$14,114.6	$12,184.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended September 30,
	2018	2017	2016
	(In millions, except per share data)
Revenues	$16,068.0	$14,091.0	$12,157.4
Cost of sales	12,398.1	11,042.8	9,502.6
Selling, general and administrative expense	1,676.8	1,471.6	1,320.3
Goodwill impairment	—	—	7.2
Equity in earnings of unconsolidated entities	(2.8)	—	—
Gain on sale of assets	(18.8)	—	(4.5)
Other (income) expense	(45.3)	(25.5)	(21.7)
Income before income taxes	2,060.0	1,602.1	1,353.5
Income tax expense	597.7	563.7	467.2
Net income	1,462.3	1,038.4	886.3
Net income attributable to noncontrolling interests	2.0	—	—
Net income attributable to D.R. Horton, Inc.	$1,460.3	$1,038.4	$886.3
Other comprehensive income, net of income tax:
Debt securities collateralized by residential real estate:
Net change in unrealized gain	—	—	1.2
Reclassification adjustment for net gain realized in net income	—	—	(2.6)
Comprehensive income	1,462.3	1,038.4	884.9
Comprehensive income attributable to noncontrolling interests	2.0	—	—
Comprehensive income attributable to D.R. Horton, Inc.	$1,460.3	$1,038.4	$884.9

Basic net income per common share attributable to D.R. Horton, Inc.	$3.88	$2.77	$2.39
Weighted average number of common shares	376.6	374.3	371.0

Diluted net income per common share attributable to D.R. Horton, Inc.	$3.81	$2.74	$2.36
Adjusted weighted average number of common shares	383.4	378.9	375.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2015 (368,647,371 shares)	$3.8	$2,733.8	$3,289.6	$(134.3)	$1.4	$1.1	$5,895.4
Net income	—	—	886.3	—	—	—	886.3
Issuances under employee benefit plans (89,652 shares)	—	2.2	—	—	—	—	2.2
Exercise of stock options (3,504,989 shares)	—	70.1	—	—	—	—	70.1
Tax benefit from employee stock awards	—	2.7	—	—	—	—	2.7
Stock issued under employee incentive plans (681,175 shares)	—	13.9	—	—	—	—	13.9
Cash paid for shares withheld for taxes	—	(5.9)	—	—	—	—	(5.9)
Stock-based compensation expense	—	49.0	—	—	—	—	49.0
Cash dividends declared	—	—	(118.7)	—	—	—	(118.7)
Other comprehensive income, net of tax	—	—	—	—	(1.4)	—	(1.4)
Noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Balances at September 30, 2016 (372,923,187 shares)	$3.8	$2,865.8	$4,057.2	$(134.3)	$—	$0.5	$6,793.0
Net income	—	—	1,038.4	—	—	—	1,038.4
Issuances under employee benefit plans (111,527 shares)	—	2.8	—	—	—	—	2.8
Exercise of stock options (2,770,569 shares)	—	43.8	—	—	—	—	43.8
Tax benefit from employee stock awards	—	13.7	—	—	—	—	13.7
Stock issued under employee incentive plans (1,030,796 shares)	—	12.0	—	—	—	—	12.0
Cash paid for shares withheld for taxes	—	(5.1)	—	—	—	—	(5.1)
Stock-based compensation expense	—	59.2	—	—	—	—	59.2
Cash dividends declared	—	—	(149.6)	—	—	—	(149.6)
Repurchases of common stock (1,850,000 shares)	—	—	—	(60.6)	—	—	(60.6)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$—	$0.5	$7,747.6
Noncontrolling interests acquired	—	—	—	—	—	175.2	175.2
Net income	—	—	1,460.3	—	—	2.0	1,462.3
Issuances under employee benefit plans (114,340 shares)	—	4.0	—	—	—	—	4.0
Exercise of stock options (2,547,139 shares)	0.1	43.3	—	—	—	—	43.4
Stock issued under employee incentive plans (1,422,614 shares)	—	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	—	(10.3)
Stock-based compensation expense	—	55.8	—	—	—	—	55.8
Cash dividends declared	—	—	(188.4)	—	—	—	(188.4)
Repurchases of common stock (2,808,537 shares)	—	—	—	(127.5)	—	—	(127.5)
Distributions to noncontrolling interests	—	—	—	—	—	(3.2)	(3.2)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$—	$174.5	$9,158.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017	2016
	(In millions)
OPERATING ACTIVITIES
Net income	$1,462.3	$1,038.4	$886.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.4	54.7	61.0
Amortization of discounts and fees	9.9	5.0	5.4
Stock-based compensation expense	55.8	59.2	49.0
Equity in earnings of unconsolidated entities	(2.8)	—	—
Distributions of earnings of unconsolidated entities	2.0	—	—
Excess income tax benefit from employee stock awards	—	(14.3)	(10.0)
Deferred income taxes	170.9	110.8	75.3
Inventory and land option charges	50.4	40.2	31.4
Gain on sale of assets	(18.8)	—	(4.5)
Goodwill impairment	—	—	7.2
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(482.8)	(584.4)	(496.2)
Increase in residential land and lots — developed, under development, held for development and held for sale	(573.8)	(362.3)	(10.3)
Increase in other assets	(110.6)	(63.7)	(16.3)
(Increase) decrease in mortgage loans held for sale	(208.8)	67.6	(12.4)
Increase in accounts payable, accrued expenses and other liabilities	129.1	89.0	58.0
Net cash provided by operating activities	545.2	440.2	623.9
INVESTING ACTIVITIES
Expenditures for property and equipment	(68.1)	(102.7)	(78.1)
Proceeds from sale of assets	292.9	—	—
Expenditures related to multi-family rental properties	(70.2)	(54.6)	(8.0)
(Increase) decrease in restricted cash	(16.4)	(7.0)	0.2
Return of investment in unconsolidated entities	17.5	—	—
Net principal (increase) decrease of other mortgage loans and real estate owned	(1.2)	6.2	19.7
Proceeds from (purchases of) debt securities collateralized by residential real estate	7.3	(8.8)	35.8
Payments related to business acquisitions, net of cash acquired	(159.2)	(4.1)	(82.2)
Net cash provided by (used in) investing activities	2.6	(171.0)	(112.6)
FINANCING ACTIVITIES
Proceeds from notes payable	2,163.5	835.0	—
Repayment of notes payable	(2,181.7)	(1,192.3)	(544.8)
Advances (payments) on mortgage repurchase facility, net	217.7	(53.0)	(4.9)
Proceeds from stock associated with certain employee benefit plans	47.4	46.7	72.4
Excess income tax benefit from employee stock awards	—	14.3	10.0
Cash paid for shares withheld for taxes	(10.3)	(5.1)	(5.9)
Cash dividends paid	(188.4)	(149.6)	(118.7)
Repurchases of common stock	(127.5)	(60.6)	—
Distributions to noncontrolling interests, net	(3.2)	—	—
Net cash used in financing activities	(82.5)	(564.6)	(591.9)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	465.3	(295.4)	(80.6)
Cash and cash equivalents at beginning of year	1,007.8	1,303.2	1,383.8
Cash and cash equivalents at end of year	$1,473.1	$1,007.8	$1,303.2

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental cash flow information:
Income taxes paid, net	$387.2	$446.4	$389.9
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$—	$4.5	$4.2
Stock issued under employee incentive plans	$64.0	$31.9	$20.1
Accrued expenditures for property and equipment	$10.7	$16.3	$4.3
Accrual for holdback payment related to acquisition	$—	$—	$9.7

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

Change in Presentation and Reclassifications

Certain reclassifications have been made to conform to the current year’s presentation. The Company has changed the presentation of the consolidated balance sheets and statements of operations to present its homebuilding, Forestar, financial services and other operations on a combined basis. Prior year amounts have also been combined to reflect this presentation. Of the $56.7 million previously presented as accounts payable and other liabilities in financial services and other operations at September 30, 2017, $4.8 million is classified as accounts payable and $51.9 million is classified as accrued expenses and other liabilities under the new presentation. See Note B for detailed financial information for the Company’s reporting segments.

As a result of the adoption of ASU 2016-09 on October 1, 2017, $5.1 million and $5.9 million of cash paid for shares withheld for taxes on stock-based awards was reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows for fiscal 2017 and 2016, respectively. These amounts were also reclassified from stock issued under employee incentive plans on the consolidated statements of total equity for fiscal 2017 and 2016. These reclassifications had no effect on the Company’s consolidated financial position or results of operations.

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

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by DHI Mortgage, the Company’s 100% owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit is deferred until the sale of the related mortgage loan to a third-party purchaser has been completed. At both September 30, 2018 and 2017, the deferred profit on these home sales was $3.6 million. Any profit on land sales is deferred until the full accrual method criteria are met. When appropriate, revenue and profit on long-term construction projects are recognized under the percentage-of-completion method.

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

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $44.2 million and $36.7 million at September 30, 2018 and 2017, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding and land development operations includes cash used as collateral for outstanding letters of credit issued under secured letter of credit agreements and customer deposits that are temporarily restricted in accordance with regulatory requirements. Restricted cash related to financial services is mortgagor related funds held for taxes and insurance on an interim basis until the sale of the loans.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2018 and 2017, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

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

Variable Interests

Option purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under option. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2018 and 2017 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s variable interest entities is limited to the amounts of the Company’s related option deposits. At September 30, 2018 and 2017, the option deposits related to these contracts totaled $326.0 million and $222.9 million, respectively, and are included in other assets in the consolidated balance sheets.

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

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In millions)
Buildings and improvements (1)	$292.3	$219.0
Multi-family rental properties under construction	54.1	59.2
Model home furniture	127.8	120.4
Office furniture and equipment	107.8	99.7
Land (1)	63.8	52.9
Total property and equipment	645.8	551.2
Accumulated depreciation	(244.7)	(226.2)
Property and equipment, net	$401.1	$325.0
_____________

(1)
At September 30, 2018 and 2017, buildings and improvements included $87.3 million and $15.3 million, respectively, related to completed multi-family rental properties and land included $36.7 million and $25.2 million, respectively, related to the Company’s multi-family rental operations.

Depreciation expense was $58.2 million, $49.4 million and $50.8 million in fiscal 2018, 2017 and 2016, respectively.

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

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar for $558.3 million in cash, pursuant to the terms of the merger agreement entered into in June 2017 (the acquisition). Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR,” with operations in 24 markets and 14 states as of September 30, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s alignment with Forestar advances its strategy of increasing its access to optioned land and lot positions to enhance operational efficiency and returns. The Company’s homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and the Company’s homebuilding operations are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. As the controlling shareholder of Forestar, the Company strongly influences the strategic direction and operations of Forestar.

The Company hired a valuation firm to assist in the allocation of the purchase price to Forestar’s assets and liabilities. The fair values of inventories and the investment in unconsolidated entities were determined by discounting the expected future cash flows using discount rates of approximately 16% to 22% or based on contract prices from third parties. The fair values of inventories and the investment in unconsolidated entities utilized significant inputs not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The fair value of noncontrolling interests was based on valuing the Forestar shares that were not purchased by the Company at the weighted average stock price of Forestar on the acquisition date, which is a Level 1 measurement. The fair value of notes payable was based on quoted market prices, which is a Level 2 measurement. The fair values of other assets and liabilities primarily approximate carrying value due to their short-term nature.

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

As a result of the acquisition, the Company recorded $29.2 million of goodwill, none of which is tax deductible. The goodwill relates to expected synergies from the relationship with Forestar under the master supply agreement that will increase the Company’s access to optioned land and lot positions. The transaction costs incurred by the Company related to this acquisition totaled $7.2 million, of which $5.3 million was incurred during fiscal 2018 and expensed to selling, general and administrative expense.

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

	Year Ended September 30,
	2018	2017
	(In millions)
Revenues	$16,068.0	$14,239.0
Net income attributable to D.R. Horton, Inc.	$1,463.6	$1,124.1
Diluted net income per common share attributable to D.R. Horton, Inc.	$3.82	$2.97

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

Subsequent to year end, the Company acquired the homebuilding operations of Westport Homes for approximately $190 million in cash. See Note O.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by comparing the carrying value of each of the operating segments with goodwill to their estimated fair values. The estimated fair value is determined by discounting the future cash flows of the operating segment to their present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the goodwill evaluations performed in fiscal 2018 and 2017, no impairment charges were recorded. As a result of the goodwill evaluation performed in fiscal 2016, an impairment charge of $7.2 million was recorded to write off the remaining goodwill in the Huntsville operating segment in the Southeast reporting region. This operating segment experienced lower levels of profitability than anticipated primarily due to difficult market conditions. The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2018	2017
	(In millions)
East	$21.8	$21.8
Midwest	—	—
Southeast	40.1	40.1
South Central	15.9	15.9
Southwest	—	—
West	2.2	2.2
Forestar	29.2	—
Total goodwill	$109.2	$80.0

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $44.1 million, $45.4 million and $41.2 million in fiscal 2018, 2017 and 2016, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets and liabilities. See Note G.

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

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2018, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units may vest immediately or over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2018 have a remaining vesting period of 1 to 5 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The stock options outstanding at September 30, 2018 vest during the next year and expire 10 years after the dates on which they were granted.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which is a comprehensive new revenue recognition model that will replace most existing revenue recognition guidance. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The guidance is effective for the Company beginning October 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. The Company plans to adopt this standard using the modified retrospective method. Upon adoption of the standard, the Company expects to record an adjustment to increase retained earnings and recognize a contract asset for expected future insurance brokerage commission renewals. The Company has not yet determined the amount of this adjustment and is continuing to evaluate other effects of the standard, but does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other,” which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test and requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value with the loss recognized limited to the total amount of goodwill allocated to the reporting unit. The guidance is effective for the Company beginning October 1, 2020 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which updates the definition of an in substance nonfinancial asset and clarifies the derecognition guidance for nonfinancial assets to conform to the new revenue recognition standard (ASU 2014-09). The guidance is effective for the Company beginning October 1, 2018, concurrent with the adoption of ASU 2014-09, as required, and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 46 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana and Minnesota
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 97% of consolidated revenues in fiscal 2018 and 98% of consolidated revenues in fiscal 2017 and 2016. The Company’s homebuilding segments are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 81 markets in 27 states across the United States. The homebuilding segments generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots.

The Forestar segment is a residential lot development company with operations in 24 markets and 14 states. The Company’s homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels the Company already owned and currently has four projects under active construction and two projects that are substantially complete. At September 30, 2018 and 2017, property and equipment in the consolidated balance sheets included $171.4 million and $93.7 million, respectively, of assets owned by DHI Communities. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,111.8	$318.8	$33.7	$8.8	$—	$—	$1,473.1
Restricted cash	8.6	16.2	8.1	—	—	—	32.9
Inventories:
Construction in progress and finished homes	5,084.4	—	—	—	1.9	—	5,086.3
Residential land and lots — developed and under development	4,689.3	463.1	—	—	(7.2)	27.2	5,172.4
Land held for development	61.2	34.9	—	—	—	—	96.1
Land held for sale	40.2	—	—	—	—	—	40.2
	9,875.1	498.0	—	—	(5.3)	27.2	10,395.0
Investment in unconsolidated entities	—	11.7	—	—	—	(0.7)	11.0
Mortgage loans held for sale	—	—	796.4	—	—	—	796.4
Deferred income taxes, net	176.5	26.9	—	—	1.1	(10.5)	194.0
Property and equipment, net	207.1	1.8	3.0	189.2	—	—	401.1
Other assets	673.7	19.7	43.6	0.9	(48.6)	12.6	701.9
Goodwill	80.0	—	—	—	—	29.2	109.2
	$12,132.8	$893.1	$884.8	$198.9	$(52.8)	$57.8	$14,114.6
Liabilities
Accounts payable	$612.4	$11.2	$0.2	$4.2	$(3.3)	$—	$624.7
Accrued expenses and other liabilities	1,041.3	95.7	41.9	9.9	(46.1)	(15.2)	1,127.5
Notes payable	2,445.9	111.7	637.7	—	—	8.2	3,203.5
	$4,099.6	$218.6	$679.8	$14.1	$(49.4)	$(7.0)	$4,955.7
_____________

(1)
Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions and the reclassification of $5.8 million of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$973.0	$24.1	$10.7	$1,007.8
Restricted cash	9.3	7.2	—	16.5
Inventories:
Construction in progress and finished homes	4,606.0	—	—	4,606.0
Residential land and lots — developed and under development	4,519.7	—	—	4,519.7
Land held for development	101.0	—	—	101.0
Land held for sale	10.4	—	—	10.4
	9,237.1	—	—	9,237.1
Mortgage loans held for sale	—	587.3	—	587.3
Deferred income taxes, net	365.0	—	—	365.0
Property and equipment, net	194.4	3.0	127.6	325.0
Other assets	518.7	42.2	5.0	565.9
Goodwill	80.0	—	—	80.0
	$11,377.5	$663.8	$143.3	$12,184.6
Liabilities
Accounts payable	$575.6	$1.5	$3.3	$580.4
Accrued expenses and other liabilities	933.1	35.6	16.3	985.0
Notes payable	2,451.6	420.0	—	2,871.6
	$3,960.3	$457.1	$19.6	$4,437.0
_____________

(1)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$15,502.0	$—	$—	$—	$—	$—	$15,502.0
Land/lot sales and other	121.8	109.2	—	—	(39.1)	(1.2)	190.7
Financial services	—	—	375.3	—	—	—	375.3
	15,623.8	109.2	375.3	—	(39.1)	(1.2)	16,068.0
Cost of sales:
Home sales (5)	12,195.5	—	—	—	(1.2)	—	12,194.3
Land/lot sales and other	99.1	68.0	—	—	(30.1)	16.4	153.4
Inventory and land option charges	48.8	1.0	—	—	—	0.6	50.4
	12,343.4	69.0	—	—	(31.3)	17.0	12,398.1
Selling, general and administrative expense	1,346.2	32.8	272.6	24.7	—	0.5	1,676.8
Equity in earnings of unconsolidated entities	—	(12.4)	—	—	2.5	7.1	(2.8)
Gain on sale of assets	(15.8)	(27.7)	—	—	—	24.7	(18.8)
Interest expense	—	5.8	—	—	(5.8)	—	—
Other (income) expense	(7.2)	(7.0)	(15.1)	(17.0)	—	1.0	(45.3)
Income (loss) before income taxes	$1,957.2	$48.7	$117.8	$(7.7)	$(4.5)	$(51.5)	$2,060.0
Summary Cash Flow Information:
Depreciation and amortization	$53.4	$0.3	$1.4	$6.8	$—	$0.5	$62.4
Cash provided by (used in) operating activities (6)	$1,001.7	$(320.3)	$(116.6)	$0.8	$(10.5)	$(9.9)	$545.2
_____________

(1)
Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions and the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

(5)
Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is not recognized in the consolidated financial statements until the homebuilding segment closes homes on the lots to homebuyers.

(6)	Amount in the Eliminations column represents cash flow related to land sales from the Homebuilding segment to the Other segment.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$13,653.2	$—	$—	$13,653.2
Land/lot sales and other	88.3	—	—	88.3
Financial services	—	349.5	—	349.5
	13,741.5	349.5	—	14,091.0
Cost of sales:
Home sales	10,927.8	—	—	10,927.8
Land/lot sales and other	74.8	—	—	74.8
Inventory and land option charges	40.2	—	—	40.2
	11,042.8	—	—	11,042.8
Selling, general and administrative expense	1,220.4	239.3	11.9	1,471.6
Other (income) expense	(11.0)	(14.3)	(0.2)	(25.5)
Income (loss) before income taxes	$1,489.3	$124.5	$(11.7)	$1,602.1
Summary Cash Flow Information:
Depreciation and amortization	$49.5	$1.5	$3.7	$54.7
Cash provided by (used in) operating activities	$303.7	$139.1	$(2.6)	$440.2
_____________

(1)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2016
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$11,783.1	$—	$—	$11,783.1
Land/lot sales and other	78.7	—	—	78.7
Financial services	—	295.6	—	295.6
	11,861.8	295.6	—	12,157.4
Cost of sales:
Home sales	9,403.0	—	—	9,403.0
Land/lot sales and other	68.2	—	—	68.2
Inventory and land option charges	31.4	—	—	31.4
	9,502.6	—	—	9,502.6
Selling, general and administrative expense	1,100.3	211.2	8.8	1,320.3
Goodwill impairment	7.2	—	—	7.2
Gain on sale of assets	(4.5)	—	—	(4.5)
Other (income) expense	(8.2)	(13.7)	0.2	(21.7)
Income (loss) before income taxes	$1,264.4	$98.1	$(9.0)	$1,353.5
Summary Cash Flow Information:
Depreciation and amortization	$58.2	$1.2	$1.6	$61.0
Cash provided by (used in) operating activities	$580.5	$44.7	$(1.3)	$623.9
_____________

(1)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2018	2017
	(In millions)
East	$1,192.0	$1,068.9
Midwest	583.1	492.6
Southeast	2,668.7	2,392.3
South Central	2,439.4	2,199.4
Southwest	499.7	506.1
West	2,268.5	2,352.5
Corporate and unallocated (2)	223.7	225.3
	$9,875.1	$9,237.1
_________________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2018	2017	2016
	(In millions)
Revenues
East	$1,893.4	$1,640.1	$1,446.5
Midwest	858.9	736.5	651.7
Southeast	4,578.6	4,087.6	3,463.5
South Central	3,769.9	3,383.1	2,995.1
Southwest	768.7	597.5	388.1
West	3,754.3	3,296.7	2,916.9
	$15,623.8	$13,741.5	$11,861.8
Inventory and Land Option Charges
East	$2.3	$13.6	$13.4
Midwest	5.1	1.8	1.1
Southeast	28.8	8.7	4.5
South Central	4.6	4.1	3.1
Southwest	0.9	1.6	6.2
West	7.1	10.4	3.1
	$48.8	$40.2	$31.4
Income Before Income Taxes (1)
East	$217.3	$153.9	$138.7
Midwest	77.5	49.1	44.3
Southeast	536.0	450.3	388.4
South Central	506.1	439.1	374.8
Southwest	97.4	39.6	7.3
West	522.9	357.3	310.9
	$1,957.2	$1,489.3	$1,264.4
_________________________

(1)
Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each homebuilding segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each homebuilding segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – INVENTORIES

At the end of each quarter during fiscal 2018, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2018, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $60.5 million and recorded impairment charges of $3.5 million during the fourth quarter to reduce the carrying value of impaired communities and land to fair value. Total impairment charges during fiscal 2018, 2017 and 2016 were $11.8 million, $23.2 million and $20.3 million, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During fiscal 2018, 2017 and 2016, earnest money and pre-acquisition cost write-offs related to land option contracts that the Company has terminated or expects to terminate were $14.1 million, $17.0 million and $11.1 million, respectively. Total inventory and land option charges of $50.4 million for fiscal 2018 also include a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

On February 8, 2018, Forestar sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in the Company’s consolidated statement of operations for the year ended September 30, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	September 30,
	2018	2017
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2023	$—	$—
3.625% senior notes due 2018	—	399.7
3.75% senior notes due 2019	499.6	498.8
4.0% senior notes due 2020	498.8	497.9
2.55% senior notes due 2020	397.9	—
4.375% senior notes due 2022	348.4	348.1
4.75% senior notes due 2023	298.7	298.4
5.75% senior notes due 2023	398.0	397.6
Other secured notes	4.5	11.1
	2,445.9	2,451.6
Forestar:
Unsecured:
Revolving credit facility, maturing 2021	—
3.75% convertible senior notes due 2020	119.9
	119.9
Financial Services:
Mortgage repurchase facility, maturing 2019	637.7	420.0
	$3,203.5	$2,871.6

Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $8.5 million and $9.5 million at September 30, 2018 and 2017, respectively. These costs are capitalized into inventory as they are amortized. Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $8.2 million at September 30, 2018.

As of September 30, 2018, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.1 billion in fiscal 2019, $618.9 million in fiscal 2020, $400.0 million in fiscal 2021, $350.0 million in fiscal 2022 and $700.0 million in fiscal 2023.

Homebuilding:

The Company has a senior unsecured homebuilding revolving credit facility which was amended in September 2018 to increase its capacity from $1.275 billion to $1.325 billion and to extend its maturity date to September 25, 2023. The facility has an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. Borrowings and repayments under the facility totaled $1.8 billion each during fiscal 2018. At September 30, 2018, there were no borrowings outstanding and $107.2 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2018, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

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

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2018 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
3.75% senior notes	$500.0	February 2014	March 1, 2019	Yes	3.9%
4.0% senior notes	$500.0	February 2015	February 15, 2020	Yes	4.2%
2.55% senior notes	$400.0	December 2017	December 1, 2020	Yes	2.8%
4.375% senior notes	$350.0	September 2012	September 15, 2022	Yes	4.5%
4.75% senior notes	$300.0	February 2013	February 15, 2023	Yes	4.9%
5.75% senior notes	$400.0	August 2013	August 15, 2023	Yes	5.9%
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

All series of homebuilding senior notes and borrowings under the revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the revolving credit facility are guaranteed by entities that hold approximately 85% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through September 30, 2019. All of the $500 million authorization was remaining at September 30, 2018.

Forestar:

In August 2018, Forestar entered into a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At September 30, 2018, there were no borrowings outstanding and $4.5 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2018, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

In August 2018, in connection with entering into the revolving credit facility agreement, Forestar amended its letter of credit facility agreement. Under the amendment, outstanding letters of credit issued by one bank were transferred into Forestar’s new revolving credit facility. The amendment reduced the capacity of the letter of credit facility from $30.0 million to $15.4 million and provided for a corresponding release of cash collateral in the amount of $13.8 million. The amendment also extended the maturity date of the facility to October 5, 2019. At September 30, 2018, letters of credit outstanding under the letter of credit facility totaled $15.4 million, secured by $16.2 million in cash, which is included in restricted cash in the consolidated balance sheet.

On October 5, 2017, Forestar had $120 million principal amount outstanding of 3.75% convertible senior notes due 2020. The completion of the acquisition resulted in a fundamental change in the notes as described in the related note indentures and therefore, Forestar offered to purchase all or any part of every holder’s convertible senior notes for a price in cash equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of repurchase. As a result, Forestar purchased $1.1 million of the aggregate principal amount of the notes. Also, prior to the acquisition, upon conversion of the notes each holder was entitled to receive 40.8351 shares of former Forestar common stock per $1,000 principal amount of notes surrendered for conversion. In connection with the acquisition, the conversion ratio was adjusted in accordance with the indenture governing the convertible notes such that each holder is now entitled to receive $579.77062 in cash and 8.17192 shares of new Forestar common stock per $1,000 principal amount of notes surrendered for conversion.

Forestar’s revolving credit facility and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

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

As of September 30, 2018, $758.6 million of mortgage loans held for sale with a collateral value of $735.6 million were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $97.9 million, DHI Mortgage had an obligation of $637.7 million outstanding under the mortgage repurchase facility at September 30, 2018 at a 4.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2018, 2017 and 2016.

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Capitalized interest, beginning of year	$167.9	$191.2	$208.0
Interest incurred (1)	125.4	129.3	152.3
Interest charged to cost of sales	(130.6)	(152.6)	(169.1)
Capitalized interest, end of year	$162.7	$167.9	$191.2
_____________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $12.1 million, $8.5 million and $8.4 million in fiscal 2018, 2017 and 2016, respectively. Also included in the fiscal 2018 amount is interest incurred by Forestar of $3.4 million, net of purchase accounting adjustments, from the acquisition date through September 30, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2018, mortgage loans held for sale had an aggregate carrying value of $796.4 million and an aggregate outstanding principal balance of $776.1 million. At September 30, 2017, mortgage loans held for sale had an aggregate carrying value of $587.3 million and an aggregate outstanding principal balance of $570.8 million. During the years ended September 30, 2018, 2017 and 2016, mortgage loans originated totaled $7.6 billion, $6.8 billion and $5.9 billion, respectively, and mortgage loans sold totaled $7.4 billion, $6.8 billion and $5.9 billion, respectively. The Company had gains on sales of loans and servicing rights of $265.1 million, $251.1 million and $207.5 million during the years ended September 30, 2018, 2017 and 2016, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 92% of the mortgage loans sold by DHI Mortgage during fiscal 2018 were sold to four major financial entities, the largest percentage of which purchased 36% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2018, 2017 and 2016 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2018 and 2017, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $575.9 million and $330.7 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $575.8 million and $330.7 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some become real estate owned through the foreclosure process. At September 30, 2018 and 2017, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $9.1 million and $8.3 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at September 30, 2018 and 2017 totaled $8.4 million and $8.7 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2018 and 2017, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $485.3 million and $446.2 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2018 and 2017, the notional amount of best-efforts whole loan delivery commitments totaled $25.6 million and $26.9 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $430.2 million and $389.3 million, respectively.

NOTE G – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Current tax expense:
Federal	$373.2	$425.6	$376.0
State	53.6	27.3	15.9
	426.8	452.9	391.9
Deferred tax expense:
Federal	158.7	87.9	47.6
State	12.2	22.9	27.7
	170.9	110.8	75.3
Total income tax expense	$597.7	$563.7	$467.2

The Company’s effective tax rate was 29.0%, 35.2% and 34.5% in fiscal 2018, 2017 and 2016, respectively. The effective tax rate for fiscal 2018 reflects the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, an excess tax benefit related to stock-based compensation, the release of a valuation allowance against deferred tax assets related to Forestar, and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017. The effective tax rates for all years include an expense for state income taxes, reduced by tax benefits for the domestic production activities deduction.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Tax Act reduced the corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended tax rate in the year of change, which for the Company was 24.5% for the fiscal year ended September 30, 2018. Thereafter, the applicable statutory tax rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory tax rate that applied to its year-to-date earnings from 35% to 24.5%. In addition, the Company remeasured its deferred tax assets and liabilities for the tax law change, which resulted in additional income tax expense of $108.7 million recognized during the three months ended December 31, 2017. No other tax law changes as a result of the Tax Act had a significant impact on the Company’s financial statements.

On October 5, 2017, the Company acquired 75% of the outstanding shares of Forestar. The Company recorded goodwill of $29.2 million, which is not deductible for income tax purposes. At the acquisition date, a valuation allowance of $20.1 million was recorded against Forestar’s $20.4 million of deferred tax assets due to Forestar’s cumulative losses in recent years. During the fourth quarter of fiscal 2018, Forestar emerged from the cumulative loss position. The Company evaluated all positive and negative evidence and determined the emergence from the cumulative loss position and other positive evidence outweighed the negative evidence, and reduced the valuation allowance which resulted in a corresponding reduction in income tax expense. As of September 30, 2018, the Company has retained a valuation allowance of $3.5 million related to Forestar’s state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 24.5% in fiscal 2018 and 35% in fiscal 2017 and 2016 to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Income taxes at federal statutory rate	$505.0	$560.7	$473.7
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	59.4	42.3	38.6
Domestic production activities deduction	(36.7)	(39.8)	(36.3)
Valuation allowance	(7.3)	0.8	0.2
Tax credits	(19.0)	(3.5)	(15.9)
Excess tax benefit from equity compensation	(21.2)	—	—
Tax law change from enactment of Tax Act	108.7	—	—
Other	8.8	3.2	6.9
Total income tax expense	$597.7	$563.7	$467.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes, including Forestar’s deferred tax assets and liabilities as of September 30, 2018, are summarized as follows:

	September 30,
	2018	2017
	(In millions)
Deferred tax assets:
Inventory costs	$40.9	$42.6
Inventory impairments	31.8	83.9
Warranty and construction defect costs	121.8	163.7
Net operating loss carryforwards	38.1	26.2
Tax credit carryforwards	4.3	2.5
Incentive compensation plans	55.2	92.6
Deferred income	1.3	1.7
Other	5.8	13.9
Total deferred tax assets	299.2	427.1
Valuation allowance	(17.7)	(11.2)
Total deferred tax assets, net of valuation allowance	281.5	415.9
Deferred tax liabilities:
Deferral of profit on home sales	64.9	41.6
Other	22.6	9.3
Total deferred tax liabilities	$87.5	$50.9
Deferred income taxes, net	$194.0	$365.0

D.R. Horton has $19.3 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $5.4 million of the tax benefits expire over the next ten years and the remaining $13.9 million expires from fiscal years 2029 to 2038.

Forestar has $14.8 million of tax benefits for federal NOL carryforwards, after consideration of intra-entity profit eliminations, which have no expiration date. Additionally, Forestar has $4.0 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Allowance

In addition to the $3.5 million valuation allowance related to Forestar’s state deferred tax assets, the Company has a valuation allowance of $14.2 million related to D.R. Horton’s state deferred tax assets for NOL carryforwards because it is more likely than not that a portion of the state NOL carryforwards will expire before being realized. In total, the Company’s valuation allowance was $17.7 million at September 30, 2018 and $11.2 million at September 30, 2017. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Regulations and Legislation

D.R. Horton is subject to federal income tax and to income tax in multiple states. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2015 through 2018. D.R. Horton is currently being audited by various states; however, to date, management is not aware of any significant findings identified by the taxing authorities.

Forestar is subject to federal income tax and to income tax in multiple states. All federal statutes of limitations for tax years prior to 2016 are effectively closed. The statute of limitations in major state jurisdictions for tax years prior to 2014 is closed. Forestar is currently under audit by the IRS for the 2016 tax year. At this time, Forestar is not aware of any significant findings identified by the IRS. Forestar is not currently being audited by any state jurisdictions.

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2018	2017	2016
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,460.3	$1,038.4	$886.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	376.6	374.3	371.0
Effect of dilutive securities:
Employee stock awards	6.8	4.6	4.1
Denominator for diluted earnings per share — adjusted weighted average common shares	383.4	378.9	375.1

Basic net income per common share attributable to D.R. Horton, Inc.	$3.88	$2.77	$2.39
Diluted net income per common share attributable to D.R. Horton, Inc.	$3.81	$2.74	$2.36

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Also, Forestar has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities.

At September 30, 2018, the Company had 388,120,243 shares of common stock issued and 376,261,635 shares outstanding. No shares of preferred stock were issued or outstanding.

During fiscal 2018, the Company repurchased 2.8 million shares of its common stock for $127.5 million. Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019, which replaced the previous authorization. During August 2018, the Company repurchased 560,000 shares of its common stock for $24.5 million, resulting in a remaining authorization of $375.5 million at September 30, 2018.

The Board of Directors approved and paid quarterly cash dividends of $0.125 per common share and $0.10 per common share in fiscal 2018 and 2017, respectively. In November 2018, the Board of Directors approved a cash dividend of $0.15 per common share, payable on December 10, 2018, to stockholders of record on November 26, 2018.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $18.4 million, $16.0 million and $13.3 million of expense for matching contributions in fiscal 2018, 2017 and 2016, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $35.4 million and $31.6 million at September 30, 2018 and 2017, respectively. The Company recorded $5.4 million, $4.9 million and $4.6 million of expense for this plan in fiscal 2018, 2017 and 2016, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $69.3 million and $58.2 million at September 30, 2018 and 2017, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $5.8 million, $6.3 million and $4.0 million in fiscal 2018, 2017 and 2016, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 114,340 shares for $4.0 million in fiscal 2018, 111,527 shares for $2.8 million in fiscal 2017 and 89,652 shares for $2.2 million in fiscal 2016. At September 30, 2018, the Company had 3.1 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2018, 2017 and 2016, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $23.7 million, $16.8 million and $14.2 million in fiscal 2018, 2017 and 2016, respectively.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). At September 30, 2018, the Company had 29.1 million shares of common stock reserved for issuance and 18.5 million shares available for future grants under the Stock Incentive Plan.

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2018 vest during the next year and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2018, 2017 or 2016; however, the following table provides additional information related to stock option activity during those years.

	Year Ended September 30,
	2018		2017		2016
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,431,348	$16.92	11,395,917	$16.69	15,337,656	$17.50
Exercised	(2,547,139)	16.10	(2,770,569)	15.83	(3,504,989)	20.02
Cancelled or expired	(27,250)	22.08	(194,000)	18.83	(436,750)	18.45
Outstanding at end of year	5,856,959	$17.25	8,431,348	$16.92	11,395,917	$16.69
Exercisable at end of year	4,955,392	$17.07	5,772,214	$16.01	6,645,967	$14.99

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $76.8 million, $49.5 million and $39.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2018 was $146.0 million and $124.4 million, respectively. Exercise prices for options outstanding at September 30, 2018 ranged from $9.03 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2018 is 3.5 years.

For fiscal 2018, 2017 and 2016, compensation expense related to stock options was $6.9 million, $15.1 million and $20.5 million, respectively. At September 30, 2018, there was approximately $1.0 million of unrecognized compensation expense related to unvested stock option awards to be recognized in fiscal 2019.

Performance-Based Restricted Stock Unit (RSU) Equity Awards

During fiscal 2018, 2017 and 2016, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s Chairman, its Chief Executive Officer and its Chief Operating Officer. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2018.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2018	2017	2016
				(In millions)
November 2015	September 2018	330,000	$30.81	$(0.6)	$6.8	$4.0
November 2016	September 2019	330,000	29.20	3.9	5.1	—
November 2017	September 2020	330,000	45.79	4.8	—	—
				$8.1	$11.9	$4.0

In November 2018, the Compensation Committee approved the payout of the performance-based RSUs that vested in September 2018 in the form of 350,625 shares of common stock to satisfy the awards.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2018, 2017 and 2016, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 920, 600 and 570 recipients, respectively). These awards vest annually in equal installments over periods of three to five years. RSUs generally result in less dilution to shareholders than stock options, which have been granted to key employees in the past.

The following table provides additional information related to time-based RSU activity during fiscal 2018, 2017 and 2016.

	Year Ended September 30,
	2018		2017		2016
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,365,782	$26.09	3,478,233	$24.12	1,978,262	$25.60
Granted	1,747,870	41.82	1,868,660	28.64	2,117,330	23.14
Vested	(1,149,055)	25.80	(792,941)	24.48	(423,427)	25.57
Cancelled	(166,675)	29.56	(188,170)	25.21	(193,932)	25.05
Outstanding at end of year	4,797,922	$31.77	4,365,782	$26.09	3,478,233	$24.12

The total fair value of shares vested on the vesting date during fiscal 2018, 2017 and 2016 was $51.0 million, $25.0 million and $12.0 million, respectively. For fiscal 2018, 2017 and 2016, compensation expense related to time-based RSUs was $39.3 million, $28.8 million and $18.7 million respectively. At September 30, 2018, there was $101.1 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 3.5 years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with warranties for defects in structural elements, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management’s estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. The estimation of these costs is subject to a high degree of variability due to uncertainties related to these factors. Due to the high degree of judgment required in establishing the liability for warranty claims, actual future costs could differ significantly from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In millions)
Warranty liability, beginning of year	$143.7	$104.4
Warranties issued	81.6	69.7
Changes in liability for pre-existing warranties	49.3	30.0
Settlements made	(72.6)	(60.4)
Warranty liability, end of year	$202.0	$143.7

The change in liabilities for pre-existing warranties was $49.3 million and $30.0 million in fiscal 2018 and 2017, respectively. These amounts reflect the Company’s ongoing efforts to improve its customer service and relations, which in many cases results in the performance of warranty service after the original warranty period has expired. The Company has increased the amount of its warranties issued as a percentage of home cost of sales to reflect this increase in warranty costs.

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $408.1 million and $420.6 million at September 30, 2018 and 2017, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% and 98% of these reserves related to construction defect matters at September 30, 2018 and 2017, respectively. Expenses related to the Company’s legal contingencies were $41.0 million, $87.8 million and $49.6 million in fiscal 2018, 2017 and 2016, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2018, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The Company’s reserves for legal claims decreased from $420.6 million at September 30, 2017 to $408.1 million at September 30, 2018. The increase in reserves during fiscal 2018 was less than the prior year was due to a decrease in known and expected future claims. Changes in the Company’s legal claims reserves during fiscal 2018 and 2017 were as follows:

	September 30,
	2018	2017
	(In millions)
Reserves for legal claims, beginning of year	$420.6	$423.5
Increase in reserves	46.4	91.0
Payments	(58.9)	(93.9)
Reserves for legal claims, end of year	$408.1	$420.6

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2006 through 2019, the Company is self-insured for the first $10.0 million to $17.5 million of aggregate completed operations indemnity claims incurred, depending on the policy year. After the aggregate self-insurance limits have been satisfied, the Company’s excess loss insurance coverage begins. However, the Company must still pay $0.25 million of any indemnity claim and a portion of the legal fees incurred for each claim occurrence.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25.0 million in aggregate completed operations indemnity claims per policy year and for the first $0.25 million for each claim occurrence. For all policy years after April 2007, the captive insurance subsidiary has $15.0 million of excess loss insurance coverage with a third-party insurer. For policy years 2017, 2018 and 2019, after consideration of the aforementioned $15.0 million of risk transfer, the Company is self-insured under these captive policies for up to $10.0 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2017, 2018 and 2019 policy years is $0.5 million per occurrence.

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $54.6 million and $74.4 million at September 30, 2018 and 2017, respectively, and are included in other assets in the consolidated balance sheets.

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

Land and Lot Option Purchase Contracts

The Company enters into land and lot option purchase contracts to acquire land or lots for the construction of homes. At September 30, 2018, the Company’s homebuilding segment had total option deposits of $401.1 million, consisting of cash deposits of $397.4 million and promissory notes and letters of credit of $3.7 million, to purchase land and lots with a total remaining purchase price of approximately $6.5 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $48.0 million of the option deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $522.2 million. A limited number of the homebuilding land and lot option purchase contracts at September 30, 2018, representing $82.1 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. Of the $82.1 million remaining purchase price subject to specific performance provisions, $34.7 million related to a contract between the homebuilding segment and Forestar.

During fiscal 2018, Forestar reimbursed the Company’s homebuilding segment $21.2 million for previously paid earnest money and $15.2 million for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

At September 30, 2018, Forestar had total option deposits of $4.2 million to purchase land and lots from third parties with a total remaining purchase price of approximately $32.7 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Commitments

At September 30, 2018, the Company had outstanding surety bonds of $1.5 billion and letters of credit of $128.5 million to secure performance under various contracts. Of the total letters of credit, $107.2 million were issued under the homebuilding revolving credit facility and $4.5 million were issued under Forestar’s revolving credit facility. The remaining $16.8 million of letters of credit were issued under secured letter of credit agreements, of which $1.4 million related to homebuilding operations and $15.4 million related to Forestar. These agreements require the deposit of cash as collateral with the issuing banks which is included as restricted cash in the consolidated balance sheet.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2018, the future minimum annual lease payments under these agreements are as follows (in millions):

2019	$16.8
2020	12.0
2021	6.8
2022	3.8
2023	2.1
Thereafter	0.8
$42.3

Rent expense was $27.8 million, $26.3 million and $24.7 million for fiscal 2018, 2017 and 2016, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017 (1)
	(In millions)
Earnest money and refundable deposits	$445.2	$312.2
Insurance receivables	54.6	74.4
Other receivables	81.7	60.0
Prepaid assets	36.9	30.8
Rental properties	39.2	52.0
Other	44.3	36.5
	$701.9	$565.9

The Company’s accrued expenses and other liabilities at September 30, 2018 and 2017 were as follows:

	September 30,
	2018	2017 (1)
	(In millions)
Reserves for legal claims	$408.1	$420.6
Employee compensation and related liabilities	252.5	208.9
Warranty liability	202.0	143.7
Accrued interest	14.8	12.7
Federal and state income tax liabilities	35.2	20.3
Inventory related accruals	45.5	24.8
Customer deposits	58.1	51.8
Accrued property taxes	38.0	33.9
Other	73.3	68.3
	$1,127.5	$985.0

________________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and 2017, and the changes in the fair value of the Level 3 assets during fiscal 2018 and 2017.

		Fair Value at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	784.6	7.8	792.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	10.5	—	10.5
Forward sales of MBS	Other assets	—	3.3	—	3.3
Best-efforts and mandatory commitments	Other assets	—	0.2	—	0.2

		Fair Value at September 30, 2017
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$8.8	$8.8
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	580.2	5.6	585.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	9.4	—	9.4
Forward sales of MBS	Other assets	—	1.1	—	1.1
Best-efforts and mandatory commitments	Other assets	—	0.6	—	0.6

	Level 3 Assets at Fair Value for the Year Ended September 30, 2018
	Balance at September 30, 2017	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2018
	(In millions)
Debt securities collateralized by residential real estate (c)	$8.8	$—	$—	$(4.9)	$—	$—	$3.9
Mortgage loans held for sale (a)	5.6	0.6	—	(6.8)	—	8.4	7.8
	Level 3 Assets at Fair Value for the Year Ended September 30, 2017
	Balance at September 30, 2016	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2017
	(In millions)
Debt securities collateralized by residential real estate	$—	$—	$8.8	$—	$—	$—	$8.8
Mortgage loans held for sale (a)	6.8	1.3	—	(13.4)	—	10.9	5.6
___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2018 and 2017 include $7.8 million and $5.6 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $8.4 million and $10.9 million were transferred to Level 3 during fiscal 2018 and 2017, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

(c)
In August 2018, the Company sold $4.9 million of its debt securities to a third party for $7.3 million. The resulting gain of $2.4 million on the sale is included in other income in the consolidated statement of operations for fiscal 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2018 and 2017.

		Fair Value at September 30,
	Balance Sheet Location	2018	2017
		Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$4.4	$33.4
Inventory available for sale (a) (c)	Inventories	1.4	1.2
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	2.9	0.6
Other mortgage loans (a) (e)	Other assets	1.0	1.4
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

(e)	The fair values of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2018 and 2017.

	Carrying Value	Fair Value at September 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,473.1	$1,473.1	$—	$—	$1,473.1
Restricted cash (a)	32.9	32.9	—	—	32.9
Notes payable (b) (c)	3,203.5	—	2,602.6	642.2	3,244.8

	Carrying Value	Fair Value at September 30, 2017
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,007.8	$1,007.8	$—	$—	$1,007.8
Restricted cash (a)	16.5	16.5	—	—	16.5
Notes payable (b) (c)	2,871.6	—	2,584.1	431.1	3,015.2
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

(c)
The fair values of other secured notes and borrowings on the revolving credit facilities and the mortgage repurchase facility approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations for fiscal 2018 and 2017 were (in millions, except per share amounts):

	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,332.7	$3,794.7	$4,435.3	$4,505.2
Income before income taxes	391.2	444.8	616.2	607.7
Income tax expense (a)	202.4	94.0	162.5	138.8
Net income	188.8	350.8	453.7	468.9
Net income (loss) attributable to noncontrolling interests	(0.5)	(0.2)	(0.1)	2.8
Net income attributable to D.R. Horton, Inc.	189.3	351.0	453.8	466.1
Basic net income per common share attributable to D.R. Horton, Inc.	0.50	0.93	1.20	1.24
Diluted net income per common share attributable to D.R. Horton, Inc.	0.49	0.91	1.18	1.22

	Fiscal 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$2,904.2	$3,251.3	$3,776.4	$4,159.1
Income before income taxes	318.1	353.9	444.5	485.5
Income tax expense	111.2	124.7	155.5	172.3
Net income attributable to D.R. Horton, Inc.	206.9	229.2	289.0	313.2
Basic net income per common share attributable to D.R. Horton, Inc.	0.55	0.61	0.77	0.84
Diluted net income per common share attributable to D.R. Horton, Inc.	0.55	0.60	0.76	0.82
_____________

(a)	Income tax expense in the first quarter of fiscal 2018 includes additional expense of $108.7 million due to remeasurement of the Company’s net deferred tax assets as a result of the Tax Act.

The Company experiences variability in its results of operations from quarter to quarter due to the seasonal nature of its homebuilding business. The Company generally closes more homes and has greater revenues and income before income taxes in the third and fourth quarters (June and September) than in the first and second quarters (December and March) of its fiscal year.

NOTE O – SUBSEQUENT EVENT

On November 9, 2018, the Company acquired the homebuilding operations of Westport Homes for approximately $190 million in cash. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio. The assets acquired included approximately 400 homes in inventory, 3,500 lots and control of approximately 3,200 additional lots through option contracts. The Company also acquired a sales order backlog of approximately 550 homes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by D.R. Horton, Inc. and other subsidiaries (Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries associated with the Forestar land development operation, the financial services operations and certain other subsidiaries do not guarantee the Company’s homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The guarantees by a Guarantor Subsidiary will be automatically and unconditionally released and discharged upon: (1) the sale or other disposition of its common stock whereby it is no longer a subsidiary of the Company; (2) the sale or other disposition of all or substantially all of its assets (other than to the Company or another Guarantor); (3) its merger or consolidation with an entity other than the Company or another Guarantor; or (4) depending on the provisions of the applicable indenture, either its (a) proper designation as an unrestricted subsidiary, (b) ceasing to guarantee any of the Company’s publicly traded debt securities, or (c) ceasing to guarantee any of the Company’s obligations under the homebuilding revolving credit facility.

To conform to the current year presentation, the Company’s equity in income of subsidiaries in its condensed consolidating statements of operations for fiscal 2017 and 2016 is presented after income tax expense. As a result, the amounts of equity in income of subsidiaries and income tax expense were each reduced by $434.5 million and $370.4 million in fiscal 2017 and 2016, respectively, in both the D.R. Horton, Inc. and Eliminations columns. This reclassification, which the Company determined was not material, had no impact on any financial statements or notes, except for the D.R. Horton, Inc. and Eliminations columns of the condensed consolidating statements of operations in this Supplemental Guarantor Information note. Prior period financial information will be presented similarly in the condensed consolidating statement of operations of future filings.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$908.1	$158.7	$406.3	$—	$1,473.1
Restricted cash	6.6	2.0	24.3	—	32.9
Investment in subsidiaries	6,344.9	—	—	(6,344.9)	—
Inventories	4,037.1	5,824.1	545.0	(11.2)	10,395.0
Investment in unconsolidated entities	—	—	11.0	—	11.0
Mortgage loans held for sale	—	—	796.4	—	796.4
Deferred income taxes, net	69.2	105.0	17.3	2.5	194.0
Property and equipment, net	111.2	66.1	230.7	(6.9)	401.1
Other assets	306.6	361.3	79.2	(45.2)	701.9
Goodwill	—	80.0	29.2	—	109.2
Intercompany receivables	246.2	27.3	—	(273.5)	—
Total Assets	$12,029.9	$6,624.5	$2,139.4	$(6,679.2)	$14,114.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$590.8	$1,000.4	$210.1	$(49.1)	$1,752.2
Intercompany payables	—	—	273.5	(273.5)	—
Notes payable	2,443.9	2.1	757.5	—	3,203.5
Total Liabilities	3,034.7	1,002.5	1,241.1	(322.6)	4,955.7
Stockholders’ equity	8,995.2	5,622.0	722.8	(6,355.6)	8,984.4
Noncontrolling interests	—	—	175.5	(1.0)	174.5
Total Equity	8,995.2	5,622.0	898.3	(6,356.6)	9,158.9
Total Liabilities & Equity	$12,029.9	$6,624.5	$2,139.4	$(6,679.2)	$14,114.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$780.9	$154.5	$72.4	$—	$1,007.8
Restricted cash	7.8	1.5	7.2	—	16.5
Investment in subsidiaries	4,812.6	—	—	(4,812.6)	—
Inventories	3,540.4	5,579.9	116.8	—	9,237.1
Mortgage loans held for sale	—	—	587.3	—	587.3
Deferred income taxes, net	138.5	223.6	2.9	—	365.0
Property and equipment, net	104.8	59.7	166.3	(5.8)	325.0
Other assets	245.5	259.7	60.7	—	565.9
Goodwill	—	80.0	—	—	80.0
Intercompany receivables	1,047.7	—	—	(1,047.7)	—
Total Assets	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$483.9	$956.9	$126.6	$(2.0)	$1,565.4
Intercompany payables	—	732.2	315.5	(1,047.7)	—
Notes payable	2,443.4	8.2	420.0	—	2,871.6
Total Liabilities	2,927.3	1,697.3	862.1	(1,049.7)	4,437.0
Stockholders’ equity	7,750.9	4,661.6	151.0	(4,816.4)	7,747.1
Noncontrolling interests	—	—	0.5	—	0.5
Total Equity	7,750.9	4,661.6	151.5	(4,816.4)	7,747.6
Total Liabilities & Equity	$10,678.2	$6,358.9	$1,013.6	$(5,866.1)	$12,184.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$5,835.0	$9,795.7	$488.0	$(50.7)	$16,068.0
Cost of sales	4,612.5	7,752.5	74.9	(41.8)	12,398.1
Selling, general and administrative expense	665.6	676.1	335.1	—	1,676.8
Equity in earnings of unconsolidated entities	—	—	(5.3)	2.5	(2.8)
Gain on sale of assets	(2.4)	—	(16.4)	—	(18.8)
Other (income) expense	(6.0)	(0.2)	(39.1)	—	(45.3)
Income before income taxes	565.3	1,367.3	138.8	(11.4)	2,060.0
Income tax expense	167.9	406.1	27.1	(3.4)	597.7
Equity in net income of subsidiaries, net of tax	1,069.7	—	—	(1,069.7)	—
Net income	1,467.1	961.2	111.7	(1,077.7)	1,462.3
Net income attributable to noncontrolling interests	—	—	3.1	(1.1)	2.0
Net income attributable to D.R. Horton, Inc.	$1,467.1	$961.2	$108.6	$(1,076.6)	$1,460.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$4,773.6	$8,939.5	$387.0	$(9.1)	$14,091.0
Cost of sales	3,827.6	7,199.6	24.1	(8.5)	11,042.8
Selling, general and administrative expense	584.3	631.0	256.3	—	1,471.6
Other (income) expense	(8.3)	(1.4)	(15.8)	—	(25.5)
Income before income taxes	370.0	1,110.3	122.4	(0.6)	1,602.1
Income tax expense	129.4	388.6	45.9	(0.2)	563.7
Equity in net income of subsidiaries, net of tax	798.2	—	—	(798.2)	—
Net income	$1,038.8	$721.7	$76.5	$(798.6)	$1,038.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$3,947.5	$7,930.3	$295.6	$(16.0)	$12,157.4
Cost of sales	3,163.6	6,357.5	(7.7)	(10.8)	9,502.6
Selling, general and administrative expense	503.8	592.7	223.8	—	1,320.3
Goodwill impairment	—	7.2	—	—	7.2
Gain on sale of assets	(4.5)	—	—	—	(4.5)
Other (income) expense	(3.1)	(3.9)	(14.7)	—	(21.7)
Income before income taxes	287.7	976.8	94.2	(5.2)	1,353.5
Income tax expense	98.6	334.9	35.5	(1.8)	467.2
Equity in net income of subsidiaries, net of tax	700.6	—	—	(700.6)	—
Net income	$889.7	$641.9	$58.7	$(704.0)	$886.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$195.0	$903.8	$(445.9)	$(107.7)	$545.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(34.5)	(30.3)	(3.3)	—	(68.1)
Proceeds from sale of assets	—	—	292.9	—	292.9
Expenditures related to multi-family rental properties	—	—	(81.8)	11.6	(70.2)
Decrease (increase) in restricted cash	1.2	(0.5)	(17.1)	—	(16.4)
Return of investment in unconsolidated entities	—	—	17.5	—	17.5
Net principal increase of other mortgage loans and real estate owned	—	—	(1.2)	—	(1.2)
Proceeds from debt securities collateralized by residential real estate	7.3	—	—	—	7.3
Intercompany advances	801.8	—	—	(801.8)	—
Payments related to business acquisitions, net of cash acquired	(561.0)	—	401.8	—	(159.2)
Net cash provided by (used in) investing activities	214.8	(30.8)	608.8	(790.2)	2.6
FINANCING ACTIVITIES
Proceeds from notes payable	2,162.1	—	1.4	—	2,163.5
Repayment of notes payable	(2,165.9)	(5.2)	(10.6)	—	(2,181.7)
Advances on mortgage repurchase facility, net	—	—	217.7	—	217.7
Intercompany advances	—	(863.6)	61.8	801.8	—
Proceeds from stock associated with certain employee benefit plans	47.4	—	—	—	47.4
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(188.4)	—	(96.1)	96.1	(188.4)
Repurchases of common stock	(127.5)	—	—	—	(127.5)
Distributions to noncontrolling interests, net	—	—	(3.2)	—	(3.2)
Net cash (used in) provided by financing activities	(282.6)	(868.8)	171.0	897.9	(82.5)
Increase in cash and cash equivalents	127.2	4.2	333.9	—	465.3
Cash and cash equivalents at beginning of year	780.9	154.5	72.4	—	1,007.8
Cash and cash equivalents at end of year	$908.1	$158.7	$406.3	$—	$1,473.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(283.2)	$721.0	$115.0	$(112.6)	$440.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(54.2)	(26.2)	(22.3)	—	(102.7)
Expenditures related to multi-family rental properties	—	—	(63.7)	9.1	(54.6)
(Increase) decrease in restricted cash	(0.4)	0.6	(7.2)	—	(7.0)
Net principal decrease of other mortgage loans and real estate owned	—	—	6.2	—	6.2
Purchases of debt securities collateralized by residential real estate	(8.8)	—	—	—	(8.8)
Intercompany advances	561.7	—	—	(561.7)	—
Payments related to business acquisitions	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	494.2	(25.6)	(87.0)	(552.6)	(171.0)
FINANCING ACTIVITIES
Proceeds from notes payable	835.0	—	—	—	835.0
Repayment of notes payable	(1,187.2)	(5.1)	—	—	(1,192.3)
Payments on mortgage repurchase facility, net	—	—	(53.0)	—	(53.0)
Intercompany advances	—	(689.8)	128.1	561.7	—
Proceeds from stock associated with certain employee benefit plans	46.7	—	—	—	46.7
Excess income tax benefit from employee stock awards	14.3	—	—	—	14.3
Cash paid for shares withheld for taxes	(5.1)	—	—	—	(5.1)
Cash dividends paid	(149.6)	—	(103.5)	103.5	(149.6)
Repurchases of common stock	(60.6)	—	—	—	(60.6)
Net cash used in financing activities	(506.5)	(694.9)	(28.4)	665.2	(564.6)
(Decrease) increase in cash and cash equivalents	(295.5)	0.5	(0.4)	—	(295.4)
Cash and cash equivalents at beginning of year	1,076.4	154.0	72.8	—	1,303.2
Cash and cash equivalents at end of year	$780.9	$154.5	$72.4	$—	$1,007.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2016

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$121.0	$596.7	$(16.0)	$(77.8)	$623.9
INVESTING ACTIVITIES
Expenditures for property and equipment	(40.7)	(14.3)	(23.1)	—	(78.1)
Expenditures related to multi-family rental properties	—	—	(24.0)	16.0	(8.0)
Decrease in restricted cash	—	0.2	—	—	0.2
Net principal decrease of other mortgage loans and real estate owned	—	—	19.7	—	19.7
Proceeds from debt securities collateralized by residential real estate	35.8	—	—	—	35.8
Intercompany advances	409.9	—	—	(409.9)	—
Payments related to business acquisitions	(82.2)	—	—	—	(82.2)
Net cash provided by (used in) investing activities	322.8	(14.1)	(27.4)	(393.9)	(112.6)
FINANCING ACTIVITIES
Repayment of notes payable	(542.9)	(1.9)	—	—	(544.8)
Payments on mortgage repurchase facility, net	—	—	(4.9)	—	(4.9)
Intercompany advances	—	(521.3)	111.4	409.9	—
Proceeds from stock associated with certain employee benefit plans	72.4	—	—	—	72.4
Excess income tax benefit from employee stock awards	10.0	—	—	—	10.0
Cash paid for shares withheld for taxes	(5.9)	—	—	—	(5.9)
Cash dividends paid	(118.7)	—	(61.8)	61.8	(118.7)
Net cash (used in) provided by financing activities	(585.1)	(523.2)	44.7	471.7	(591.9)
(Decrease) increase in cash and cash equivalents	(141.3)	59.4	1.3	—	(80.6)
Cash and cash equivalents at beginning of year	1,217.7	94.6	71.5	—	1,383.8
Cash and cash equivalents at end of year	$1,076.4	$154.0	$72.8	$—	$1,303.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2018 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2018, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2018.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	11,644,881	(1)	$17.25	(2)	21,555,619	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	11,644,881		$17.25		21,555,619
______________

(1)	Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted.

(2)	Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.

(3)
Amount includes 3,100,740 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 114,340 shares of common stock in fiscal 2018.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and incorporated herein by reference.

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

2.1
Agreement and Plan of Merger dated June 29, 2017 by and among the Registrant, Force Merger Sub, Inc. and Forestar Group Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Registrant, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Registrant dated March 18, 1992 (incorporated by reference from Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated November 2, 2017, filed with the SEC on November 8, 2017).
4.1	See Exhibit 3.1
4.2
Senior Debt Securities Indenture, dated as of May 1, 2012, between Registrant and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012).

4.3
Second Supplemental Indenture, dated as of September 14, 2012, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012).

4.4
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Registrant (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013).

4.5
Fifth Supplemental Indenture, dated as of February 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013).

4.6
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013).

Exhibit Number		Exhibit

4.7
Seventh Supplemental Indenture, dated as of February 24, 2014, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 3.750% Senior Notes Due 2019 issued by the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2014, filed with the SEC on February 25, 2014).

4.8
Eighth Supplemental Indenture, dated as of February 9, 2015, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.000% Senior Notes Due 2020 issued by the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 9, 2015, filed with the SEC on February 9, 2015).

4.9
Ninth Supplemental Indenture, dated as of December 5, 2017, among the Registrant, the Guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee, relating to the 2.550% Senior Notes Due 2020 issued by the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017).

4.10
Tenth Supplemental Indenture, dated as of December 5, 2017, among the Registrant, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017).

4.11
Indenture, dated February 26, 2013, between Forestar Group Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

4.12
First Supplemental Indenture, dated February 26, 2013, between Forestar Group Inc. and U.S. Bank National Association, as trustee, relating to the 3.75% Convertible Senior Notes due 2020 issued by Forestar Group Inc. (incorporated by reference to Exhibit 4.2 of Forestar’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

4.13
Third Supplemental Indenture, dated October 5, 2017, between Forestar Group Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on October 10, 2017).

10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers and schedules of substantially identical documents (incorporated by reference from Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001).

10.2	†
D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002).

10.3	†
Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002).

10.4	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994).

10.5	†
D.R. Horton, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006).

Exhibit Number		Exhibit

10.6	†
D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011).

10.7	†
D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015).

10.8	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (incorporated by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006).

10.9	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006).

10.10	†
Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008).

10.11	†
Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008).

10.12	†
Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010).

10.13	†
Form of Restricted Stock Unit Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011).

10.14	†
Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013).

10.15	†
Form of Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014).

10.16	†
Form of Time-Based Restricted Stock Unit Agreement (Employees) pursuant to the Registrant’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015).

10.17	†
Form of Stock Award Agreement pursuant to the Registrant’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010).

10.18	†
D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (incorporated by reference from the Registrant’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122)).

10.19	†
D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008).

Exhibit Number		Exhibit

10.20	†
D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008).

10.21	†
D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 6, 2018, filed with the SEC on November 9, 2018).

10.22	†
Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2017) (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016).

10.23	†	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2018) (*)
10.24	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2017) (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016).

10.25	†	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2018) (*)
10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2017) (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2016, filed with the SEC on November 8, 2016).

10.27	†	Summary of Director, Committee and Chairperson Compensation (fiscal 2018) (*)
10.28
Grantor Trust Agreement, dated June 21, 2002, by and between the Registrant and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

10.29
Credit Agreement, dated September 7, 2012, among the Registrant, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012).

10.30
Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012).

10.31
Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013).

10.32
Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Registrant, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014).

10.33
Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 26, 2015, filed with the SEC on August 27, 2015).

10.34
Amendment No. 6 to Credit Agreement, dated September 25, 2017 by and among the Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2017, filed with the SEC on September 28, 2017).

Exhibit Number	Exhibit

10.35
Amendment No. 7 to Credit Agreement, dated September 25, 2018 by and among the Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2018, filed with the SEC on September 26, 2018).

10.36
Amended and Restated Master Repurchase Agreement, dated March 1, 2013, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as a Buyer, Administrative Agent and Syndication Agent, and all other buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A dated March 1, 2013, filed with the SEC on March 8, 2013).

10.37
Second Amendment to Amended and Restated Master Repurchase Agreement, dated February 28, 2014, among DHI Mortgage Company, Ltd., U.S. Bank National Association, and all other buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2014, filed with the SEC on March 5, 2014).

10.38
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015).

10.39
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 26, 2016, filed with the SEC on March 2, 2016).

10.40
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2016, filed with the SEC on September 27, 2016).

10.41
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 24, 2017, filed with the SEC on February 28, 2017).

10.42
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 23, 2018, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2018, filed with the SEC on February 28, 2018).

10.43
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015).

10.44
Stockholder’s Agreement dated June 29, 2017 by and between the Registrant and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

10.45
Master Supply Agreement dated June 29, 2017 by and between the Registrant and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

10.46
Agreement of Purchase and Sale, dated February 8, 2018, by and between certain subsidiaries of Forestar Group Inc. and Starwood Land, L.P. (incorporated by reference to Exhibit 2.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 8, 2018).

Exhibit Number	Exhibit

10.47
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

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
101
The following financial statements from D.R. Horton, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2018, filed on November 16, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

_____________________
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

D.R. Horton, Inc.

Date:	November 16, 2018	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 16, 2018
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 16, 2018
Bill W. Wheat

/s/ Donald R. Horton	Chairman of the Board and Director	November 16, 2018
Donald R. Horton

/s/ Barbara K. Allen	Director	November 16, 2018
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 16, 2018
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 16, 2018
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 16, 2018
Michael W. Hewatt