Form 10-Q
period 2018-12-31
HORTON D R INC /DE/
filed 2019-01-29
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Common stock, $.01 par value – 373,423,120 shares as of January 23, 2019

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$737.0	$1,473.1
Restricted cash	31.3	32.9
Total cash, cash equivalents and restricted cash	768.3	1,506.0
Inventories:
Construction in progress and finished homes	5,842.8	5,086.3
Residential land and lots — developed and under development	5,596.0	5,172.4
Land held for development	109.8	96.1
Land held for sale	47.0	40.2
Total inventory	11,595.6	10,395.0
Mortgage loans held for sale	622.2	796.4
Deferred income taxes, net of valuation allowance of $17.1 million and $17.7 million at December 31, 2018 and September 30, 2018, respectively	181.4	194.0
Property and equipment, net	391.1	401.1
Other assets	818.8	712.9
Goodwill	158.4	109.2
Total assets	$14,535.8	$14,114.6
LIABILITIES
Accounts payable	$697.2	$624.7
Accrued expenses and other liabilities	1,198.1	1,127.5
Notes payable	3,342.3	3,203.5
Total liabilities	5,237.6	4,955.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 389,200,668 shares issued and 373,242,060 shares outstanding at December 31, 2018 and 388,120,243 shares issued and 376,261,635 shares outstanding at September 30, 2018	3.9	3.9
Additional paid-in capital	3,107.6	3,085.0
Retained earnings	6,476.2	6,217.9
Treasury stock, 15,958,608 shares and 11,858,608 shares at December 31, 2018 and September 30, 2018, respectively, at cost	(463.0)	(322.4)
Stockholders’ equity	9,124.7	8,984.4
Noncontrolling interests	173.5	174.5
Total equity	9,298.2	9,158.9
Total liabilities and equity	$14,535.8	$14,114.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017
	(In millions, except per share data) (Unaudited)
Revenues	$3,519.0	$3,332.7
Cost of sales	2,751.1	2,580.1
Selling, general and administrative expense	402.8	384.2
Gain on sale of assets	(2.0)	(13.4)
Other (income) expense	(8.6)	(9.4)
Income before income taxes	375.7	391.2
Income tax expense	89.0	202.4
Net income	286.7	188.8
Net loss attributable to noncontrolling interests	(0.5)	(0.5)
Net income attributable to D.R. Horton, Inc.	$287.2	$189.3

Basic net income per common share attributable to D.R. Horton, Inc.	$0.77	$0.50
Weighted average number of common shares	375.1	375.8

Diluted net income per common share attributable to D.R. Horton, Inc.	$0.76	$0.49
Adjusted weighted average number of common shares	380.1	383.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606 (see Note A)	—	—	27.1	—	—	27.1
Net income	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee incentive plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$0.5	$7,747.6
Noncontrolling interests acquired	—	—	—	—	175.2	175.2
Net income	—	—	189.3	—	(0.5)	188.8
Exercise of stock options (916,913 shares)	0.1	14.7	—	—	—	14.8
Stock issued under employee incentive plans (290,974 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	(10.3)
Stock-based compensation expense	—	13.6	—	—	—	13.6
Cash dividends declared	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (500,000 shares)	—	—	—	(25.4)	—	(25.4)
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (375,693,966 shares)	$3.9	$3,010.2	$5,088.2	$(220.3)	$173.4	$8,055.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2018	2017
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$286.7	$188.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16.9	16.2
Amortization of discounts and fees	2.6	1.2
Stock-based compensation expense	18.1	13.6
Equity in earnings of unconsolidated entities	(0.6)	(2.3)
Distributions of earnings of unconsolidated entities	0.5	0.2
Deferred income taxes	3.9	126.3
Inventory and land option charges	8.0	3.7
Gain on sale of assets	(2.0)	(13.4)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(500.3)	(302.3)
Increase in residential land and lots – developed, under development, held for development and held for sale	(435.9)	(185.2)
(Increase) decrease in other assets	(34.0)	4.3
Decrease in mortgage loans held for sale	174.2	49.1
Increase in accounts payable, accrued expenses and other liabilities	88.8	24.8
Net cash used in operating activities	(373.1)	(75.0)
INVESTING ACTIVITIES
Expenditures for property and equipment	(20.2)	(25.3)
Proceeds from sale of assets	10.4	24.8
Expenditures related to multi-family rental properties	(11.4)	(19.1)
Return of investment in unconsolidated entities	4.4	14.9
Net principal (increase) decrease of other mortgage loans and real estate owned	(0.6)	0.1
Payments related to business acquisitions, net of cash acquired	(293.0)	(156.4)
Net cash used in investing activities	(310.4)	(161.0)
FINANCING ACTIVITIES
Proceeds from notes payable	578.3	1,113.9
Repayment of notes payable	(276.1)	(825.8)
Payments on mortgage repurchase facility, net	(163.8)	(32.6)
Proceeds from stock associated with certain employee benefit plans	8.6	14.6
Cash paid for shares withheld for taxes	(4.1)	(10.3)
Cash dividends paid	(56.0)	(47.0)
Repurchases of common stock	(140.6)	(25.4)
Distributions to noncontrolling interests, net	(0.5)	(1.7)
Net cash (used in) provided by financing activities	(54.2)	185.7
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(737.7)	(50.3)
Cash, cash equivalents and restricted cash at beginning of period	1,506.0	1,024.3
Cash, cash equivalents and restricted cash at end of period	$768.3	$974.0
Supplemental disclosures of non-cash activities:
Stock issued under employee incentive plans	$9.4	$13.9
Accrual for holdback payment related to acquisition	$27.7	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2018

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

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2018, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018.

Changes in Presentation and Reclassifications

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 in the current quarter, restricted cash is now included with cash and cash equivalents when reconciling beginning and ending amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in investing activities of $37.2 million for the three months ended December 31, 2017.

In August 2018, the Securities and Exchange Commission (SEC) issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. In complying with the relevant aspects of the rule within this quarterly report, the Company has removed the presentation of cash dividends declared per common share from the statements of operations and included consolidated statements of total equity.

Certain other prior period amounts have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. The Company recorded an increase to retained earnings of $27.1 million, net of tax, as of October 1, 2018, due to the cumulative effect of adopting ASC 606 which was primarily related to the recognition of contract assets totaling $32.4 million for insurance brokerage commission renewals. Under ASC 606, the Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied. There was not a material impact to revenues as a result of applying ASC 606 for the three months ended December 31, 2018, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, “Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance was effective for the Company on October 1, 2018 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The guidance was effective for the Company on October 1, 2018 and did not have a material impact on its consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory,” which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance was effective for the Company on October 1, 2018 and did not have a material impact on its consolidated financial position or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the guidance as of October 1, 2018 on a retrospective basis and made the required changes to its statements of cash flows as described in the “Changes in Presentation and Reclassifications” section above.

In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets,” which updates the definition of an in substance nonfinancial asset and clarifies the derecognition guidance for nonfinancial assets to conform to the new revenue recognition standard (ASU 2014-09). The guidance was effective for the Company on October 1, 2018, concurrent with the adoption of ASU 2014-09 and did not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting,” which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required if the fair value, vesting conditions or classification (equity or liability) of the new award are different from the original award immediately before the original award is modified. The guidance was effective for the Company on October 1, 2018 and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. The Company’s performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Proceeds from home closings held for the Company’s benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets. Contract liabilities include customer deposit liabilities related to sold but undelivered homes.

The Company rarely purchases land for resale, but periodically may elect to sell parcels of land that no longer fit into its strategic operating plans. Cash consideration from land sales is typically due on the closing date, which is generally when performance obligations are satisfied.

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

The Company collects insurance commissions on homeowner policies placed with third party carriers through its wholly owned insurance agency. The Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied.

Business Acquisitions

During the three months ended December 31, 2018, the Company acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $320.7 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through option contracts. The Company also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

The Company’s allocation of the aggregate purchase price to the assets and liabilities acquired through these transactions is not finalized and is subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary allocation of the purchase price to the assets and liabilities acquired is as follows (in millions):

Inventories	$271.3
Other assets	14.8
Goodwill	49.2
Intangible assets	11.3
Other liabilities	(25.9)
Net assets acquired	$320.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

As a result of these transactions, the Company’s preliminary estimate of goodwill is $49.2 million, of which $43.2 million is allocated to the Midwest region and $6.0 million is allocated to the East region. The goodwill is tax deductible and relates to expected synergies from expanding the Company’s market presence in its Midwest and East regions, the experienced and knowledgeable workforce of these entities and their capital efficient operating processes. The intangible assets will be amortized on a straight-line basis to selling, general and administrative (SG&A) expense over their expected lives, which range from 1 to 3 years.

Pending Accounting Standards

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 84 markets in 29 states across the United States. The Company’s operating segments are its 51 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The Company’s homebuilding divisions design, build and sell single-family detached homes on lots they develop and on fully developed lots purchased ready for home construction. To a lesser extent, the homebuilding divisions also build and sell attached homes, such as townhomes, duplexes and triplexes. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

The Forestar segment is a residential lot development company with operations in 35 markets and 16 states. The Company’s homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels the Company already owned and currently has three projects under active construction and three projects that are substantially complete, one of which was under contract to sell at December 31, 2018. At December 31, 2018, the consolidated balance sheet included $139.7 million of property and equipment and $43.6 million of other assets held for sale owned by DHI Communities. At September 30, 2018, the consolidated balance sheet included $171.4 million of property and equipment owned by DHI Communities. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$537.5	$154.2	$32.8	$12.5	$—	$—	$737.0
Restricted cash	8.7	16.1	6.5	—	—	—	31.3
Inventories:
Construction in progress and finished homes	5,840.4	—	—	—	2.4	—	5,842.8
Residential land and lots — developed and under development	4,949.5	644.7	—	—	(20.4)	22.2	5,596.0
Land held for development	61.3	48.5	—	—	—	—	109.8
Land held for sale	47.0	—	—	—	—	—	47.0
	10,898.2	693.2	—	—	(18.0)	22.2	11,595.6
Mortgage loans held for sale	—	—	622.2	—	—	—	622.2
Deferred income taxes, net	165.0	25.5	—	—	0.3	(9.4)	181.4
Property and equipment, net	224.3	1.8	3.6	161.4	—	—	391.1
Other assets	713.2	27.9	47.1	81.2	(61.3)	10.7	818.8
Goodwill	129.2	—	—	—	—	29.2	158.4
	$12,676.1	$918.7	$712.2	$255.1	$(79.0)	$52.7	$14,535.8
Liabilities
Accounts payable	$674.9	$7.4	$10.6	$4.3	$—	$—	$697.2
Accrued expenses and other liabilities	1,116.3	120.4	35.5	14.4	(73.1)	(15.4)	1,198.1
Notes payable	2,748.7	112.9	473.9	—	—	6.8	3,342.3
	$4,539.9	$240.7	$520.0	$18.7	$(73.1)	$(8.6)	$5,237.6
______________

(1)
Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

	September 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,111.8	$318.8	$33.7	$8.8	$—	$—	$1,473.1
Restricted cash	8.6	16.2	8.1	—	—	—	32.9
Inventories:
Construction in progress and finished homes	5,084.4	—	—	—	1.9	—	5,086.3
Residential land and lots — developed and under development	4,689.3	463.1	—	—	(7.2)	27.2	5,172.4
Land held for development	61.2	34.9	—	—	—	—	96.1
Land held for sale	40.2	—	—	—	—	—	40.2
	9,875.1	498.0	—	—	(5.3)	27.2	10,395.0
Mortgage loans held for sale	—	—	796.4	—	—	—	796.4
Deferred income taxes, net	176.5	26.9	—	—	1.1	(10.5)	194.0
Property and equipment, net	207.1	1.8	3.0	189.2	—	—	401.1
Other assets	673.7	31.4	43.6	0.9	(48.6)	11.9	712.9
Goodwill	80.0	—	—	—	—	29.2	109.2
	$12,132.8	$893.1	$884.8	$198.9	$(52.8)	$57.8	$14,114.6
Liabilities
Accounts payable	$612.4	$11.2	$0.2	$4.2	$(3.3)	$—	$624.7
Accrued expenses and other liabilities	1,041.3	95.7	41.9	9.9	(46.1)	(15.2)	1,127.5
Notes payable	2,445.9	111.7	637.7	—	—	8.2	3,203.5
	$4,099.6	$218.6	$679.8	$14.1	$(49.4)	$(7.0)	$4,955.7
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

	Three Months Ended December 31, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$3,410.6	$—	$—	$—	$—	$—	$3,410.6
Land/lot sales and other	6.7	38.5	—	6.9	(29.0)	—	23.1
Financial services	—	—	85.3	—	—	—	85.3
	3,417.3	38.5	85.3	6.9	(29.0)	—	3,519.0
Cost of sales:
Home sales (5)	2,729.2	—	—	—	(1.1)	—	2,728.1
Land/lot sales and other	5.1	30.7	—	—	(24.4)	3.6	15.0
Inventory and land option charges	8.0	—	—	—	—	—	8.0
	2,742.3	30.7	—	—	(25.5)	3.6	2,751.1
Selling, general and administrative expense	324.7	5.7	65.6	6.7	—	0.1	402.8
Gain on sale of assets	(2.0)	(0.9)	—	—	—	0.9	(2.0)
Other (income) expense	(2.0)	(1.9)	(3.9)	(0.8)	—	—	(8.6)
Income before income taxes	$354.3	$4.9	$23.6	$1.0	$(3.5)	$(4.6)	$375.7
Summary Cash Flow Information:
Depreciation and amortization	$14.7	$0.1	$0.4	$1.6	$—	$0.1	$16.9
Cash (used in) provided by operating activities	$(396.8)	$(164.1)	$193.8	$(1.6)	$—	$(4.4)	$(373.1)
______________

(1)
Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

(5)
Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

	Three Months Ended December 31, 2017
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$3,184.5	$—	$—	$—	$—	$—	$3,184.5
Land/lot sales and other	36.4	30.8	—	—	—	—	67.2
Financial services	—	—	81.0	—	—	—	81.0
	3,220.9	30.8	81.0	—	—	—	3,332.7
Cost of sales:
Home sales	2,521.5	—	—	—	—	—	2,521.5
Land/lot sales and other	31.2	19.3	—	—	—	4.4	54.9
Inventory and land option charges	3.7	—	—	—	—	—	3.7
	2,556.4	19.3	—	—	—	4.4	2,580.1
Selling, general and administrative expense	304.8	13.6	61.7	4.0	—	0.1	384.2
Gain on sale of assets	(13.4)	—	—	—	—	—	(13.4)
Interest expense	—	2.1	—	—	(2.1)	—	—
Other (income) expense	(0.7)	(8.2)	(2.9)	(2.9)	—	5.3	(9.4)
Income (loss) before income taxes	$373.8	$4.0	$22.2	$(1.1)	$2.1	$(9.8)	$391.2
Summary Cash Flow Information:
Depreciation and amortization	$13.1	$1.2	$0.4	$1.4	$—	$0.1	$16.2
Cash (used in) provided by operating activities	$(101.6)	$(36.2)	$67.9	$3.0	$—	$(8.1)	$(75.0)
______________

(1)
Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amount represents the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

Homebuilding Inventories by Reporting Segment (1)	December 31, 2018	September 30, 2018
	(In millions)
East	$1,311.1	$1,192.0
Midwest	831.7	583.1
Southeast	2,826.0	2,668.7
South Central	2,610.7	2,439.4
Southwest	539.4	499.7
West	2,547.4	2,268.5
Corporate and unallocated (2)	231.9	223.7
	$10,898.2	$9,875.1
_________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2018	2017
	(In millions)
Revenues
East	$447.5	$393.0
Midwest	249.0	161.4
Southeast	1,013.9	988.7
South Central	872.5	808.8
Southwest	143.6	156.4
West	690.8	712.6
	$3,417.3	$3,220.9
Inventory and Land Option Charges
East	$1.4	$(0.1)
Midwest	0.3	0.2
Southeast	1.2	1.1
South Central	0.5	1.3
Southwest	0.1	0.8
West	4.5	0.4
	$8.0	$3.7
Income before Income Taxes (1)
East	$38.0	$45.0
Midwest	10.6	13.3
Southeast	112.3	122.5
South Central	106.0	101.5
Southwest	17.6	14.7
West	69.8	76.8
	$354.3	$373.8
_________________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE C – INVENTORIES

At December 31, 2018, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $59.8 million and recorded impairment charges of $4.2 million during the three months ended December 31, 2018 to reduce the carrying value of impaired communities to fair value. There were $1.4 million of impairment charges recorded in the three months ended December 31, 2017. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During the three months ended December 31, 2018 and 2017, the Company wrote off $3.8 million and $2.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that the Company has terminated or expects to terminate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	December 31, 2018	September 30, 2018
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2023	$300.0	$—
3.75% senior notes due 2019	499.9	499.6
4.0% senior notes due 2020	499.0	498.8
2.55% senior notes due 2020	398.2	397.9
4.375% senior notes due 2022	348.5	348.4
4.75% senior notes due 2023	298.7	298.7
5.75% senior notes due 2023	398.1	398.0
Other secured notes	6.3	4.5
	2,748.7	2,445.9
Forestar:
Unsecured:
Revolving credit facility, maturing 2021	—	—
3.75% convertible senior notes due 2020	119.7	119.9
	119.7	119.9
Financial Services:
Mortgage repurchase facility, maturing 2019	473.9	637.7
	$3,342.3	$3,203.5

Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $7.6 million and $8.5 million at December 31, 2018 and September 30, 2018, respectively. These costs are capitalized into inventory as they are amortized. Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $6.8 million at December 31, 2018.

Homebuilding:

The Company has a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $575 million and $275 million, respectively, during the three months ended December 31, 2018. At December 31, 2018, there were $300 million of borrowings outstanding at a 4.1% annual interest rate and $124.4 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2018, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

The Company has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through September 30, 2019. All of the $500 million authorization was remaining at December 31, 2018.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At December 31, 2018, there were no borrowings outstanding and $3.4 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2018, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Forestar also has a secured letter of credit agreement which requires it to deposit cash as collateral with the issuing bank. At December 31, 2018, letters of credit outstanding under the letter of credit facility totaled $15.3 million, secured by $16.1 million in cash, which is included in restricted cash in the consolidated balance sheet.

Forestar’s revolving credit facility and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. The Company is currently in discussions with its lenders and expects to renew and extend the facility on similar terms prior to its February 22, 2019 maturity date.

As of December 31, 2018, $573.8 million of mortgage loans held for sale with a collateral value of $555.6 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $473.9 million outstanding under the mortgage repurchase facility at December 31, 2018 at a 4.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first quarter of fiscal 2019 and fiscal 2018, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Capitalized interest, beginning of period	$162.7	$167.9
Interest incurred (1)	31.7	31.0
Interest charged to cost of sales	(25.6)	(28.6)
Capitalized interest, end of period	$168.8	$170.3
_______________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $3.3 million and $2.1 million in the three months ended December 31, 2018 and 2017, respectively, and interest incurred by Forestar of $1.3 million and $0.1 million.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2018, mortgage loans held for sale had an aggregate carrying value of $622.2 million and an aggregate outstanding principal balance of $602.1 million. At September 30, 2018, mortgage loans held for sale had an aggregate carrying value of $796.4 million and an aggregate outstanding principal balance of $776.1 million. During the three months ended December 31, 2018 and 2017, mortgage loans originated totaled $1.6 billion in both periods and mortgage loans sold totaled $1.8 billion and $1.6 billion, respectively. The Company had gains on sales of loans and servicing rights of $59.9 million during the three months ended December 31, 2018 compared to $57.0 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 94% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2018 were sold to four major financial entities, the largest of which purchased 35% of the total loans sold.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2018 and 2017 was $89.0 million and $202.4 million, respectively. The effective tax rate was 23.7% for the three months ended December 31, 2018 compared to 51.7% in the prior year period. The higher effective tax rate for the three months ended December 31, 2017 was primarily due to the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017. The effective tax rates for both periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

The Tax Act reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law required the application of a blended tax rate in the year of change, which for the Company was 24.5% for the fiscal year ended September 30, 2018. For the fiscal year ending September 30, 2019 and thereafter, the applicable statutory federal tax rate is 21%. The Tax Act also repealed the domestic production activities deduction effective for the Company for fiscal 2019.

The Company’s deferred tax assets, net of deferred tax liabilities, were $198.5 million at December 31, 2018 compared to $211.7 million at September 30, 2018. The Company has a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $17.1 million at December 31, 2018 and $17.7 million at September 30, 2018. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2018	2017
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$287.2	$189.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	375.1	375.8
Effect of dilutive securities:
Employee stock awards	5.0	8.0
Denominator for diluted earnings per share — adjusted weighted average common shares	380.1	383.8

Basic net income per common share attributable to D.R. Horton, Inc.	$0.77	$0.50
Diluted net income per common share attributable to D.R. Horton, Inc.	$0.76	$0.49

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019. During the three months ended December 31, 2018, the Company repurchased 4.1 million shares of its common stock for $140.6 million. The Company’s remaining authorization at December 31, 2018 was $234.9 million.

During the three months ended December 31, 2018, the Board of Directors approved a quarterly cash dividend of $0.15 per common share, which was paid on December 10, 2018 to stockholders of record on November 26, 2018. In January 2019, the Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on February 25, 2019 to stockholders of record on February 11, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018.

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

In November 2018, a total of 360,000 performance-based RSU equity awards were granted to the Company’s Chairman and executive officers. These awards vest at the end of a three-year performance period ending September 30, 2021. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $37.75 per unit. Compensation expense related to these grants was $1.7 million in the three months ended December 31, 2018 based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

In November 2018, a total of 1.7 million time-based RSUs were granted to approximately 900 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $33.70 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.4 million in the three months ended December 31, 2018, of which $3.5 million related to expense recognized for employees that were retirement eligible on the date of grant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

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

Changes in the Company’s warranty liability during the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Warranty liability, beginning of period	$202.0	$143.7
Warranties issued	18.0	16.4
Changes in liability for pre-existing warranties	5.5	6.8
Settlements made	(19.9)	(17.5)
Warranty liability, end of period	$205.6	$149.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $412.2 million and $408.1 million at December 31, 2018 and September 30, 2018, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both December 31, 2018 and September 30, 2018. Expenses related to the Company’s legal contingencies were $5.8 million and $8.8 million in the three months ended December 31, 2018 and 2017, respectively.

The Company’s reserves for legal claims increased from $408.1 million at September 30, 2018 to $412.2 million at December 31, 2018. Changes in the Company’s legal claims reserves during the three months ended December 31, 2018 and 2017 were as follows:

	Three Months Ended December 31,
	2018	2017
	(In millions)
Reserves for legal claims, beginning of period	$408.1	$420.6
Increase in reserves	11.6	10.6
Payments	(7.5)	(11.5)
Reserves for legal claims, end of period	$412.2	$419.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $57.8 million, $54.6 million and $73.1 million at December 31, 2018, September 30, 2018 and December 31, 2017, respectively, and are included in other assets in the consolidated balance sheets.

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

At December 31, 2018, the Company’s homebuilding segment had total option deposits of $449.1 million, consisting of cash deposits of $446.1 million and promissory notes and letters of credit of $3.0 million, to purchase land and lots with a total remaining purchase price of approximately $6.9 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $65.0 million of the option deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $706.4 million. A limited number of the homebuilding land and lot option purchase contracts at December 31, 2018, representing $96.5 million of remaining purchase price, were subject to specific performance provisions which may require the Company to purchase the land or lots upon the land sellers meeting their contractual obligations. Of the $96.5 million remaining purchase price subject to specific performance provisions, $44.4 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2018, Forestar reimbursed the Company’s homebuilding segment $12.1 million for previously paid earnest money and $3.0 million for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

At December 31, 2018, Forestar had total option deposits of $5.4 million to purchase land and lots from third parties with a total remaining purchase price of approximately $68.0 million.

Other Commitments

At December 31, 2018, the Company had outstanding surety bonds of $1.5 billion and letters of credit of $144.5 million to secure performance under various contracts. Of the total letters of credit, $124.4 million were issued under the homebuilding revolving credit facility and $3.4 million were issued under Forestar’s revolving credit facility. The remaining $16.7 million of letters of credit were issued under secured letter of credit agreements, of which $1.4 million related to homebuilding operations and $15.3 million related to Forestar. These agreements require the deposit of cash as collateral with the issuing banks, which is included in restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018	September 30, 2018
	(In millions)
Earnest money and refundable deposits	$474.0	$445.2
Insurance receivables	57.8	54.6
Other receivables	73.2	81.7
Prepaid assets	36.4	36.9
Rental properties	31.8	39.2
Multi-family property held for sale	43.6	—
Contract assets - insurance agency commissions	33.4	—
Other	68.6	55.3
	$818.8	$712.9

The Company’s accrued expenses and other liabilities at December 31, 2018 and September 30, 2018 were as follows:

	December 31, 2018	September 30, 2018
	(In millions)
Reserves for legal claims	$412.2	$408.1
Employee compensation and related liabilities	205.5	252.5
Warranty liability	205.6	202.0
Accrued interest	35.7	14.8
Federal and state income tax liabilities	122.1	35.2
Inventory related accruals	42.2	45.5
Customer deposits	54.6	58.1
Accrued property taxes	26.1	38.0
Other	94.1	73.3
	$1,198.1	$1,127.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE M – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018. Changes in the fair value of the Level 3 assets during the three months ended December 31, 2018 and 2017 were not material.

		Fair Value at December 31, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	608.9	9.2	618.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	17.0	—	17.0
Forward sales of mortgage-backed securities	Other liabilities	—	(8.0)	—	(8.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.9)	—	(0.9)

		Fair Value at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	784.6	7.8	792.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	10.5	—	10.5
Forward sales of mortgage-backed securities	Other assets	—	3.3	—	3.3
Best-efforts and mandatory commitments	Other assets	—	0.2	—	0.2

___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at December 31, 2018 and September 30, 2018 include $9.2 million and $7.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2018 and September 30, 2018:

		Fair Value at December 31, 2018		Fair Value at September 30, 2018
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$5.4	$—	$4.4
Inventory available for sale (a) (c)	Inventories	—	—	—	1.4
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	1.5	0.3	—	2.9
Other mortgage loans (a) (e)	Other assets	—	1.1	—	1.0
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2018 and September 30, 2018:

	Carrying Value	Fair Value at December 31, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$737.0	$737.0	$—	$—	$737.0
Restricted cash (a)	31.3	31.3	—	—	31.3
Notes payable (b) (c)	3,342.3	—	2,585.9	780.2	3,366.1

	Carrying Value	Fair Value at September 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,473.1	$1,473.1	$—	$—	$1,473.1
Restricted cash (a)	32.9	32.9	—	—	32.9
Notes payable (b) (c)	3,203.5	—	2,602.6	642.2	3,244.8
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION

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

The guarantees by a Guarantor Subsidiary will be automatically and unconditionally released and discharged upon: (1) the sale or other disposition of its common stock whereby it is no longer a subsidiary of the Company; (2) the sale or other disposition of all or substantially all of its assets (other than to the Company or another Guarantor); (3) its merger or consolidation with an entity other than the Company or another Guarantor; or (4) its ceasing to guarantee any of the Company’s publicly traded debt securities and ceasing to guarantee any of the Company’s obligations under the homebuilding revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
December 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$458.8	$32.8	$245.4	$—	$737.0
Restricted cash	6.8	1.9	22.6	—	31.3
Investment in subsidiaries	6,540.2	—	—	(6,540.2)	—
Inventories	4,368.0	6,516.3	729.3	(18.0)	11,595.6
Mortgage loans held for sale	—	—	622.2	—	622.2
Deferred income taxes, net	64.2	98.3	17.1	1.8	181.4
Property and equipment, net	112.6	82.2	203.2	(6.9)	391.1
Other assets	322.7	390.7	168.3	(62.9)	818.8
Goodwill	—	129.2	29.2	—	158.4
Intercompany receivables	676.1	—	—	(676.1)	—
Total Assets	$12,549.4	$7,251.4	$2,037.3	$(7,302.3)	$14,535.8
LIABILITIES & EQUITY
Accounts payable and other liabilities	$663.5	$1,057.8	$245.5	$(71.5)	$1,895.3
Intercompany payables	—	391.2	284.9	(676.1)	—
Notes payable	2,747.6	1.1	593.6	—	3,342.3
Total Liabilities	3,411.1	1,450.1	1,124.0	(747.6)	5,237.6
Stockholders’ equity	9,138.3	5,801.3	738.9	(6,553.8)	9,124.7
Noncontrolling interests	—	—	174.4	(0.9)	173.5
Total Equity	9,138.3	5,801.3	913.3	(6,554.7)	9,298.2
Total Liabilities & Equity	$12,549.4	$7,251.4	$2,037.3	$(7,302.3)	$14,535.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$908.1	$158.7	$406.3	$—	$1,473.1
Restricted cash	6.6	2.0	24.3	—	32.9
Investment in subsidiaries	6,344.9	—	—	(6,344.9)	—
Inventories	4,037.1	5,824.1	545.0	(11.2)	10,395.0
Mortgage loans held for sale	—	—	796.4	—	796.4
Deferred income taxes, net	69.2	105.0	17.3	2.5	194.0
Property and equipment, net	111.2	66.1	230.7	(6.9)	401.1
Other assets	306.6	361.3	90.2	(45.2)	712.9
Goodwill	—	80.0	29.2	—	109.2
Intercompany receivables	246.2	27.3	—	(273.5)	—
Total Assets	$12,029.9	$6,624.5	$2,139.4	$(6,679.2)	$14,114.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$590.8	$1,000.4	$210.1	$(49.1)	$1,752.2
Intercompany payables	—	—	273.5	(273.5)	—
Notes payable	2,443.9	2.1	757.5	—	3,203.5
Total Liabilities	3,034.7	1,002.5	1,241.1	(322.6)	4,955.7
Stockholders’ equity	8,995.2	5,622.0	722.8	(6,355.6)	8,984.4
Noncontrolling interests	—	—	175.5	(1.0)	174.5
Total Equity	8,995.2	5,622.0	898.3	(6,356.6)	9,158.9
Total Liabilities & Equity	$12,029.9	$6,624.5	$2,139.4	$(6,679.2)	$14,114.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,335.7	$2,081.7	$130.6	$(29.0)	$3,519.0
Cost of sales	1,057.2	1,681.4	38.0	(25.5)	2,751.1
Selling, general and administrative expense	157.9	165.9	79.0	—	402.8
Gain on sale of assets	(2.0)	—	—	—	(2.0)
Other (income) expense	(0.8)	(0.4)	(7.4)	—	(8.6)
Income before income taxes	123.4	234.8	21.0	(3.5)	375.7
Income tax expense	29.2	55.8	4.8	(0.8)	89.0
Equity in net income of subsidiaries, net of tax	195.9	—	—	(195.9)	—
Net income	290.1	179.0	16.2	(198.6)	286.7
Net loss attributable to noncontrolling interests	—	—	(0.7)	0.2	(0.5)
Net income attributable to D.R. Horton, Inc.	$290.1	$179.0	$16.9	$(198.8)	$287.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,163.8	$2,052.4	$116.5	$—	$3,332.7
Cost of sales	915.4	1,640.0	24.7	—	2,580.1
Selling, general and administrative expense	152.2	151.5	80.5	—	384.2
Gain on sale of assets	—	—	(13.4)	—	(13.4)
Other (income) expense	(0.4)	—	(9.0)	—	(9.4)
Income before income taxes	96.6	260.9	33.7	—	391.2
Income tax expense	51.1	137.9	13.4	—	202.4
Equity in net income of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	188.8	123.0	20.3	(143.3)	188.8
Net loss attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income attributable to D.R. Horton, Inc.	$188.8	$123.0	$20.8	$(143.3)	$189.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(137.6)	$(244.2)	$33.7	$(25.0)	$(373.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(10.2)	(6.4)	(3.6)	—	(20.2)
Proceeds from sale of assets	10.4	—	—	—	10.4
Expenditures related to multi-family rental properties	—	—	(11.4)	—	(11.4)
Return of investment in unconsolidated entities	—	—	4.4	—	4.4
Net principal increase of other mortgage loans and real estate owned	—	—	(0.6)	—	(0.6)
Intercompany advances	(129.9)	—	—	129.9	—
Payments related to business acquisitions	(293.0)	—	—	—	(293.0)
Net cash used in investing activities	(422.7)	(6.4)	(11.2)	129.9	(310.4)
FINANCING ACTIVITIES
Proceeds from notes payable	578.3	—	—	—	578.3
Repayment of notes payable	(275.0)	(1.1)	—	—	(276.1)
Payments on mortgage repurchase facility, net	—	—	(163.8)	—	(163.8)
Intercompany advances	—	125.7	4.2	(129.9)	—
Proceeds from stock associated with certain employee benefit plans	8.6	—	—	—	8.6
Cash paid for shares withheld for taxes	(4.1)	—	—	—	(4.1)
Cash dividends paid	(56.0)	—	(25.0)	25.0	(56.0)
Repurchases of common stock	(140.6)	—	—	—	(140.6)
Distributions to noncontrolling interests, net	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	111.2	124.6	(185.1)	(104.9)	(54.2)
Decrease in cash, cash equivalents and restricted cash	(449.1)	(126.0)	(162.6)	—	(737.7)
Cash, cash equivalents and restricted cash at beginning of period	914.7	160.7	430.6	—	1,506.0
Cash, cash equivalents and restricted cash at end of period	$465.6	$34.7	$268.0	$—	$768.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2018

NOTE N – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(3.0)	$(61.6)	$21.6	$(32.0)	$(75.0)
INVESTING ACTIVITIES
Expenditures for property and equipment	(15.1)	(7.8)	(2.4)	—	(25.3)
Proceeds from sale of assets	—	—	24.8	—	24.8
Expenditures related to multi-family rental properties	—	—	(19.1)	—	(19.1)
Return of investment in unconsolidated entities	—	—	14.9	—	14.9
Net principal decrease of other mortgage loans and real estate owned	—	—	0.1	—	0.1
Intercompany advances	2.7	—	—	(2.7)	—
Payments related to business acquisitions, net of cash acquired	(558.3)	—	401.9	—	(156.4)
Net cash (used in) provided by investing activities	(570.7)	(7.8)	420.2	(2.7)	(161.0)
FINANCING ACTIVITIES
Proceeds from notes payable	1,112.8	—	1.1	—	1,113.9
Repayment of notes payable	(815.2)	(0.6)	(10.0)	—	(825.8)
Payments on mortgage repurchase facility, net	—	—	(32.6)	—	(32.6)
Intercompany advances	—	(4.5)	1.8	2.7	—
Proceeds from stock associated with certain employee benefit plans	14.6	—	—	—	14.6
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(47.0)	—	(32.0)	32.0	(47.0)
Repurchases of common stock	(25.4)	—	—	—	(25.4)
Distributions to noncontrolling interests, net	—	—	(1.7)	—	(1.7)
Net cash provided by (used in) financing activities	229.5	(5.1)	(73.4)	34.7	185.7
(Decrease) increase in cash, cash equivalents and restricted cash	(344.2)	(74.5)	368.4	—	(50.3)
Cash, cash equivalents and restricted cash at beginning of period	788.7	156.0	79.6	—	1,024.3
Cash, cash equivalents and restricted cash at end of period	$444.5	$81.5	$448.0	$—	$974.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2018. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 84 markets in 29 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $296,600 during the three months ended December 31, 2018. Approximately 91% of our home sales revenues in the three months ended December 31, 2018 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), for $558.3 million in cash. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” The acquisition is a component of our strategy to expand relationships with land developers and increase the optioned portion of our homebuilding land and lot position to enhance operational efficiency and returns.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, is developing and constructing multi-family rental properties on land parcels we already owned and currently has three projects under active construction and three projects that are substantially complete, one of which was under contract to sell at December 31, 2018. At December 31, 2018, our consolidated balance sheet included $139.7 million of property and equipment and $43.6 million of other assets held for sale owned by DHI Communities. At September 30, 2018, our consolidated balance sheet included $171.4 million of property and equipment owned by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $255.1 million and $198.9 million at December 31, 2018 and September 30, 2018, respectively, and the combined pre-tax income of these subsidiaries was $1.0 million in the three months ended December 31, 2018 compared to a pre-tax loss of $1.1 million in the same period of fiscal 2017. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

OVERVIEW

Sales prices for both new and resale homes have increased across most of our markets over the past several years, which has generally reduced housing affordability. During fiscal 2018, interest rates on mortgage loans increased, which further impacted affordability. These conditions have resulted in some recent moderation of demand for new homes in the last quarter of fiscal 2018 and in the first quarter of fiscal 2019, with variations across our markets. However, we continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

During the three months ended December 31, 2018, our number of net sales orders increased 3% and the value of our sales orders was unchanged compared to the prior year period. During the three months ended December 31, 2018, our number of homes closed and home sales revenues both increased 7% compared to the prior year period. Our pre-tax income was $375.7 million in the current year three month period compared to $391.2 million in the prior year period, and our pre-tax operating margin was 10.7% compared to 11.7%. We are monitoring our current pricing, sales pace and homes in inventory in each of our communities, and we will adjust sales pace, home pricing and incentives based on local housing market conditions over the next two quarters, which historically represent the strongest seasonal period of housing demand.

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

Within our homebuilding land and lot portfolio, our lots controlled under option purchase contracts represent 58% of the lots owned and controlled at December 31, 2018 compared to 57% at September 30, 2018 and 51% at December 31, 2017. Forestar’s inventory growth is advancing our homebuilding strategy of increasing our access to optioned land and lot positions.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy. Therefore, we expect that housing market conditions will continue to vary across our markets. If the U.S. economy continues to grow, we expect to see solid housing demand, concentrated in markets where job growth is occurring and new home prices remain affordable relative to household incomes. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, further increases in mortgage interest rates or tightening of mortgage lending standards.

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2018, as compared to the same period of 2017 (or from the acquisition date of October 5, 2017 through December 31, 2017 for Forestar’s results), were as follows:

Homebuilding:

•	Homebuilding revenues increased 6% to $3.4 billion compared to $3.2 billion.

•	Homes closed increased 7% to 11,500 homes, and the average closing price of those homes was $296,600.

•	Net sales orders increased 3% to 11,042 homes, while the value of net sales orders was $3.2 billion in both periods.

•	Sales order backlog increased 10% to 13,565 homes, and the value of sales order backlog increased 7% to $4.0 billion.

•	Home sales gross margin decreased 80 basis points to 20.0%.

•	Homebuilding SG&A expense was 9.5% of homebuilding revenues in both periods.

•	Homebuilding pre-tax income was $354.3 million compared to $373.8 million.

•	Homebuilding pre-tax income as a percentage of homebuilding revenues was 10.4% compared to 11.6%.

•	Net cash used in homebuilding operations was $396.8 million compared to $101.6 million.

•	Homebuilding cash and cash equivalents totaled $537.5 million compared to $1.1 billion and $558.0 million at September 30, 2018 and December 31, 2017, respectively.

•	Homebuilding inventories totaled $10.9 billion compared to $9.9 billion and $9.7 billion at September 30, 2018 and December 31, 2017, respectively.

•	Homes in inventory totaled 33,700 compared to 29,700 and 27,800 at September 30, 2018 and December 31, 2017, respectively.

•
Owned lots totaled 128,500 compared to 124,300 and 125,900 at September 30, 2018 and December 31, 2017, respectively. Lots controlled through option purchase contracts totaled 180,900 compared to 164,200 and 133,500 at September 30, 2018 and December 31, 2017, respectively.

•	Homebuilding debt was $2.7 billion compared to $2.4 billion and $2.7 billion at September 30, 2018 and December 31, 2017, respectively.

•	Homebuilding debt to total capital was 23.2% compared to 21.4% at September 30, 2018 and 25.9% at December 31, 2017.

Forestar:

•	Forestar’s revenues increased 25% to $38.5 million compared to $30.8 million. Revenues in the current quarter included $29.0 million of revenue from land and lot sales to our homebuilding segment.

•
Forestar’s pre-tax income increased 23% to $4.9 million compared to $4.0 million. Pre-tax income in the current quarter included gross profit of $4.6 million from land and lot sales to our homebuilding segment.

•
Owned and controlled lots totaled 25,600 compared to 20,100 at September 30, 2018. Of these lots, 18,800 and 13,600, respectively, were under contract to sell to or subject to a right of first offer with D.R. Horton.

•	Forestar’s cash and cash equivalents totaled $154.2 million compared to $318.8 million at September 30, 2018.

•	Forestar’s inventories totaled $693.2 million compared to $498.0 million at September 30, 2018.

Financial Services:

•	Financial services revenues increased 5% to $85.3 million compared to $81.0 million.

•	Financial services pre-tax income increased 6% to $23.6 million compared to $22.2 million.

•	Financial services pre-tax income as a percentage of financial services revenues was 27.7% compared to 27.4%.

Consolidated Results:

•	Consolidated pre-tax income was $375.7 million compared to $391.2 million.

•	Consolidated pre-tax income as a percentage of consolidated revenues was 10.7% compared to 11.7%.

•	Income tax expense was $89.0 million compared to $202.4 million. Income tax expense in the prior year quarter included a charge of $108.7 million as a result of the Tax Cuts and Jobs Act.

•	Net income attributable to D.R. Horton increased 52% to $287.2 million compared to $189.3 million.

•	Diluted earnings per common share attributable to D.R. Horton increased 55% to $0.76 compared to $0.49.

•	Net cash used in operations was $373.1 million compared to $75.0 million.

•	Stockholders’ equity was $9.1 billion compared to $9.0 billion and $7.9 billion at September 30, 2018 and December 31, 2017, respectively.

•	Book value per common share increased to $24.45 compared to $23.88 and $20.98 at September 30, 2018 and December 31, 2017, respectively.

•	Debt to total capital was 26.8% compared to 26.3% at September 30, 2018 and 29.2% at December 31, 2017.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Jacksonville
North Carolina	Charlotte		Lakeland
	Greensboro/Winston-Salem		Melbourne/Vero Beach
	Raleigh/Durham		Miami/Fort Lauderdale
	Wilmington		Ocala
Pennsylvania	Philadelphia		Orlando
South Carolina	Charleston		Pensacola/Panama City
	Columbia		Port St. Lucie
	Greenville/Spartanburg		Tampa/Sarasota
	Hilton Head		Volusia County
	Myrtle Beach		West Palm Beach
Virginia	Northern Virginia	Georgia	Atlanta
	Southern Virginia		Augusta
		Mississippi	Gulf Coast
	Midwest Region	Tennessee	Knoxville
Colorado	Denver		Nashville
Fort Collins
Illinois	Chicago		West Region
Indiana	Fort Wayne	California	Bakersfield
	Indianapolis		Bay Area
Iowa	Des Moines		Fresno
Minnesota	Minneapolis/St. Paul		Los Angeles County
Ohio	Columbus		Orange County
Riverside County
	South Central Region		Sacramento
Louisiana	Baton Rouge		San Bernardino County
	Lafayette		San Diego County
Oklahoma	Oklahoma City		Ventura County
Texas	Austin	Hawaii	Hawaii
	Dallas		Kauai
	Fort Worth		Maui
	Houston		Oahu
	Killeen/Temple/Waco	Nevada	Las Vegas
	Midland/Odessa		Reno
	New Braunfels/San Marcos	Oregon	Portland/Salem
	San Antonio	Utah	Salt Lake City
		Washington	Seattle/Tacoma/Everett
	Southwest Region		Spokane
Arizona	Phoenix		Vancouver
Tucson
New Mexico	Albuquerque

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2018 and 2017.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	1,570	1,430	10%	$444.9	$398.5	12%	$283,400	$278,700	2%
Midwest	532	377	41%	196.9	144.9	36%	370,100	384,400	(4)%
Southeast	3,616	3,632	—%	963.3	976.3	(1)%	266,400	268,800	(1)%
South Central	3,395	3,026	12%	855.8	760.8	12%	252,100	251,400	—%
Southwest	530	701	(24)%	134.9	165.1	(18)%	254,500	235,500	8%
West	1,399	1,587	(12)%	629.4	777.0	(19)%	449,900	489,600	(8)%
	11,042	10,753	3%	$3,225.2	$3,222.6	—%	$292,100	$299,700	(3)%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2018	2017	2018	2017	2018	2017
East	499	390	$140.0	$111.2	24%	21%
Midwest	107	52	38.0	20.8	17%	12%
Southeast	1,219	1,121	326.7	294.6	25%	24%
South Central	1,056	933	263.7	231.2	24%	24%
Southwest	286	208	71.1	47.7	35%	23%
West	319	278	147.4	135.9	19%	15%
	3,486	2,982	$986.9	$841.4	24%	22%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 3% compared to the prior year period, and the value of net sales orders was unchanged at $3.2 billion (11,042 homes) for the three months ended December 31, 2018 compared to $3.2 billion (10,753 homes) in the prior year period, with increases in the East, Midwest and South Central regions partially offset by decreases in the Southwest and West regions. The average selling price of net sales orders during the three months ended December 31, 2018 was $292,100, down 3% from the prior year period.

Our Carolina, Chicago and Dallas markets contributed the most to higher sales volumes in our East, Midwest and South Central regions, respectively. The increases in our East and Midwest regions also reflect the positive impact of our recent acquisitions of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes which added 14 net sales orders to the East region’s results and 110 net sales orders to the Midwest region's results in the three months ended December 31, 2018. The decreases in net sales orders that occurred in our Southwest and West regions were primarily due to decreases in sales orders in our Phoenix and Northern California markets. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% and 22% in the three months ended December 31, 2018 and 2017, respectively.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	1,915	1,586	21%	$569.0	$458.3	24%	$297,100	$289,000	3%
Midwest	893	388	130%	302.9	156.0	94%	339,200	402,100	(16)%
Southeast	4,054	3,945	3%	1,122.1	1,092.6	3%	276,800	277,000	—%
South Central	4,409	3,804	16%	1,135.2	970.6	17%	257,500	255,200	1%
Southwest	897	852	5%	242.9	201.9	20%	270,800	237,000	14%
West	1,397	1,719	(19)%	664.2	884.7	(25)%	475,400	514,700	(8)%
	13,565	12,294	10%	$4,036.3	$3,764.1	7%	$297,600	$306,200	(3)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

Homes in backlog in our East and Midwest regions at December 31, 2018 include 56 and 519 homes, respectively, related to our recent acquisitions of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
East	1,558	1,388	12%	$445.9	$393.0	13%	$286,200	$283,100	1%
Midwest	671	408	64%	244.7	161.4	52%	364,700	395,600	(8)%
Southeast	3,783	3,744	1%	1,013.4	988.6	3%	267,900	264,000	1%
South Central	3,478	3,178	9%	872.4	808.4	8%	250,800	254,400	(1)%
Southwest	561	692	(19)%	143.6	155.9	(8)%	256,000	225,300	14%
West	1,449	1,378	5%	690.6	677.2	2%	476,600	491,400	(3)%
	11,500	10,788	7%	$3,410.6	$3,184.5	7%	$296,600	$295,200	—%

Home Sales Revenue

Revenues from home sales increased 7% to $3.4 billion (11,500 homes closed) for the three months ended December 31, 2018 from $3.2 billion (10,788 homes closed) in the prior year period, with increases in most of our regions due to an increase in the number of homes closed.

The number of homes closed increased 7% in the three months ended December 31, 2018 compared to the prior year period. The increases in our East and Midwest regions reflect the positive impact of our recent acquisitions of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, which added 20 closings to the East region’s results and 181 closings to the Midwest region's results in the three months ended December 31, 2018. The decrease in home closings in our Southwest region was primarily due to a decrease in homes closed in our Phoenix market. The average selling price of homes closed during the three months ended December 31, 2018 was $296,600, up slightly from the prior year period.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2018	2017
Gross profit – home sales	20.0%	20.8%
Gross profit – land/lot sales and other	23.9%	14.3%
Inventory and land option charges	(0.2)%	(0.1)%
Gross profit – total homebuilding	19.8%	20.6%
Selling, general and administrative expense	9.5%	9.5%
Gain on sale of assets	(0.1)%	(0.4)%
Other (income) expense	(0.1)%	—%
Homebuilding pre-tax income	10.4%	11.6%

Home Sales Gross Profit

Gross profit from home sales increased 3% to $681.4 million in the three months ended December 31, 2018 from $663.0 million in the prior year period and decreased 80 basis points to 20.0% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 90 basis points due to the average cost of our homes closed increasing by more than the average selling price and 20 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by a decrease of 20 basis points in the amortization of capitalized interest and 10 basis points from warranty and construction defect expenses.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $6.7 million and $36.4 million in the three months ended December 31, 2018 and 2017, respectively. Land sales and other revenues during the three months ended December 31, 2017 included $26.5 million from the sale of a parcel of land in California. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2018, our homebuilding operations had $47.0 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At December 31, 2018, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $59.8 million and recorded impairment charges of $4.2 million during the three months ended December 31, 2018 to reduce the carrying value of impaired communities to fair value. There were $1.4 million of impairment charges recorded in the three months ended December 31, 2017.

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

During the three months ended December 31, 2018 and 2017, we wrote off $3.8 million and $2.3 million, respectively, of earnest money deposits and pre-acquisition costs related to land option contracts that we have terminated or expect to terminate.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 7% to $324.7 million in the three months ended December 31, 2018 from $304.8 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 9.5% in both the current and prior year periods.

Employee compensation and related costs represented 70% and 69% of SG&A costs in the three months ended December 31, 2018 and 2017, respectively. These costs increased 7% to $226.2 million in the three months ended December 31, 2018 due to an increase in the number of employees as compared to the prior year period. Our homebuilding operations employed 6,849 and 5,963 employees at December 31, 2018 and 2017, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 6% to $27.1 million in the three months ended December 31, 2018 compared to the prior year period. The decrease was due to a 4% decrease in our average homebuilding debt and a lower average interest rate on our homebuilding debt during the period. Interest charged to cost of sales was 0.9% and 1.1% of total cost of sales (excluding inventory and land option charges) in the three months ended December 31, 2018 and 2017, respectively.

Gain on Sale of Assets

Gain on sale of assets from our homebuilding operations of $2.0 million and $13.4 million in the three months ended December 31, 2018 and 2017, respectively, resulted from the sale of multi-family rental units in two separate communities in our Southeast region during those periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $2.0 million in the three months ended December 31, 2018 compared to $0.7 million in the prior year period. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Business Acquisitions

During the three months ended December 31, 2018, we acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $320.7 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through option contracts. We also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2018			2017
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$447.5	$38.0	8.5%	$393.0	$45.0	11.5%
Midwest	249.0	10.6	4.3%	161.4	13.3	8.2%
Southeast	1,013.9	112.3	11.1%	988.7	122.5	12.4%
South Central	872.5	106.0	12.1%	808.8	101.5	12.5%
Southwest	143.6	17.6	12.3%	156.4	14.7	9.4%
West	690.8	69.8	10.1%	712.6	76.8	10.8%
	$3,417.3	$354.3	10.4%	$3,220.9	$373.8	11.6%
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

East Region — Homebuilding revenues increased 14% in the three months ended December 31, 2018 compared to the prior year period, primarily due to an increase in the number of homes closed in our Carolina markets. The region generated pre-tax income of $38.0 million in the three months ended December 31, 2018 compared to $45.0 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 290 basis points in the three months ended December 31, 2018 compared to the prior year period, due to an increase in the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expense decreased by 20 basis points in the three months ended December 31, 2018 compared to the prior year period.

Midwest Region — Homebuilding revenues increased 54% in the three months ended December 31, 2018 compared to the prior year period, largely due to $51.1 million of revenues from Westport Homes and Classic Builders, which were acquired during the current year period. The region generated pre-tax income of $10.6 million in the three months ended December 31, 2018 compared to $13.3 million in the prior year period. Home sales gross profit percentage decreased by 580 basis points in the three months ended December 31, 2018 compared to the prior year period. The decrease in home sales gross profit percentage in the current quarter was largely due to purchase accounting adjustments related to the acquisitions of Westport Homes and Classic Builders. As a percentage of homebuilding revenues, SG&A expense decreased by 190 basis points in the three months ended December 31, 2018, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 3% in the three months ended December 31, 2018 compared to the prior year period. The region generated pre-tax income of $112.3 million in the three months ended December 31, 2018 compared to $122.5 million in the prior year period. The region’s prior year pre-tax income included a $13.4 million gain on sale of multi-family rental units in one community. Home sales gross profit percentage increased by 20 basis points in the three months ended December 31, 2018 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expense increased by 40 basis points in the three months ended December 31, 2018 compared to the prior year period.

South Central Region — Homebuilding revenues increased 8% in the three months ended December 31, 2018 compared to the prior year period, primarily due to an increase in the number of homes closed in our Houston and Dallas markets. The region generated pre-tax income of $106.0 million in the three months ended December 31, 2018 compared to $101.5 million in the prior year period. Home sales gross profit percentage decreased by 100 basis points in the three months ended December 31, 2018 compared to the prior year period, due to the average selling price of homes closed decreasing while the average cost increased slightly. As a percentage of homebuilding revenues, SG&A expense decreased by 40 basis points in the three months ended December 31, 2018 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 8% in the three months ended December 31, 2018 compared to the prior year period, primarily due to a decrease in the number of homes closed in our Phoenix market, partially offset by an increase in the average selling price of homes closed in the region. The region generated pre-tax income of $17.6 million in the three months ended December 31, 2018 compared to $14.7 million in the prior year period. Home sales gross profit percentage increased by 280 basis points in the three months ended December 31, 2018 compared to the prior year period, largely due to lower warranty and construction defect costs in the current year period. As a percentage of homebuilding revenues, SG&A expense increased by 50 basis points in the three months ended December 31, 2018 compared to the prior year period, primarily due to the decrease in homebuilding revenues exceeding the decrease in SG&A expense.

West Region — Homebuilding revenues decreased 3% in the three months ended December 31, 2018 compared to the prior year period, primarily due to $35.4 million of land sales in the prior year period while none occurred in the current year period, partially offset by an increase in the number of homes closed in our Salt Lake City and Seattle markets. The region generated pre-tax income of $69.8 million in the three months ended December 31, 2018 compared to $76.8 million in the prior year period. Home sales gross profit percentage increased by 10 basis points in the three months ended December 31, 2018 compared to the prior year period. As a percentage of homebuilding revenues, SG&A expense increased by 50 basis points in the three months ended December 31, 2018 compared to the prior year period, primarily due to a decrease in homebuilding revenues.

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

Our homebuilding segment’s inventories at December 31, 2018 and September 30, 2018 are summarized as follows:

	As of December 31, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$762.8	$535.6	$10.2	$2.5	$1,311.1
Midwest	470.8	358.4	1.8	0.7	831.7
Southeast	1,535.0	1,253.7	31.6	5.7	2,826.0
South Central	1,330.3	1,279.8	0.3	0.3	2,610.7
Southwest	238.4	299.4	1.6	—	539.4
West	1,380.4	1,115.9	14.4	36.7	2,547.4
Corporate and unallocated (1)	122.7	106.7	1.4	1.1	231.9
	$5,840.4	$4,949.5	$61.3	$47.0	$10,898.2

	As of September 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$648.6	$529.5	$10.1	$3.8	$1,192.0
Midwest	369.9	208.0	1.8	3.4	583.1
Southeast	1,388.4	1,248.5	31.5	0.3	2,668.7
South Central	1,222.5	1,216.3	0.3	0.3	2,439.4
Southwest	194.8	303.2	1.7	—	499.7
West	1,146.5	1,076.1	14.4	31.5	2,268.5
Corporate and unallocated (1)	113.7	107.7	1.4	0.9	223.7
	$5,084.4	$4,689.3	$61.2	$40.2	$9,875.1
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at December 31, 2018 and September 30, 2018 are summarized as follows:

	As of December 31, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	10,700	22,400	33,100	4,800
Midwest	7,900	13,800	21,700	2,400
Southeast	36,700	76,800	113,500	10,200
South Central	44,300	48,000	92,300	9,600
Southwest	7,200	5,600	12,800	1,800
West	21,700	14,300	36,000	4,900
	128,500	180,900	309,400	33,700
	42%	58%	100%

	As of September 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Option Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,900	19,400	31,300	4,000
Midwest	3,800	9,300	13,100	1,800
Southeast	37,100	70,400	107,500	9,500
South Central	42,900	45,700	88,600	8,800
Southwest	7,600	5,000	12,600	1,500
West	21,000	14,400	35,400	4,100
	124,300	164,200	288,500	29,700
	43%	57%	100%
___________________

(1)
Land/lots owned include approximately 36,600 and 35,100 owned lots that are fully developed and ready for home construction at December 31, 2018 and September 30, 2018, respectively. Land/lots owned also include land held for development representing 1,700 lots at both December 31, 2018 and September 30, 2018.

(2)
The total remaining purchase price of lots controlled through land and lot option purchase contracts at December 31, 2018 and September 30, 2018 was $6.9 billion and $6.5 billion, respectively, secured by earnest money deposits of $449.1 million and $401.1 million, respectively. The total remaining purchase price of lots controlled at December 31, 2018 included $706.4 million related to lot option contracts with Forestar, secured by $65.0 million of earnest money. The total remaining purchase price of lots controlled at September 30, 2018 included $522.2 million related to lot option contracts with Forestar, secured by $48.0 million of earnest money.

(3)
Lots controlled at December 31, 2018 include approximately 18,800 lots owned or controlled by Forestar, 9,400 of which our homebuilding divisions have under contract to purchase and 9,400 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 6,600 lots were in our Southeast region, 4,400 lots were in our South Central region, 3,600 lots were in our West region, 2,000 lots were in our East region, 1,500 lots were in our Southwest region and 700 lots were in our Midwest region. Lots controlled at September 30, 2018 included approximately 13,600 lots owned or controlled by Forestar, 5,500 of which our homebuilding divisions had under contract to purchase and 8,100 of which our homebuilding divisions had a right of first offer to purchase.

(4)
Homes in inventory include approximately 1,900 and 1,800 model homes at December 31, 2018 and September 30, 2018, respectively. Approximately 20,100 and 16,400 of our homes in inventory were unsold at December 31, 2018 and September 30, 2018, respectively. At December 31, 2018, approximately 4,900 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2018, approximately 4,000 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months.

RESULTS OF OPERATIONS – FORESTAR

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 35 markets and 16 states as of December 31, 2018. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three months ended December 31, 2018 and from the acquisition date of October 5, 2017 through December 31, 2017 were as follows:

	Three Months Ended December 31, 2018	For the Period from October 5, 2017 to December 31, 2017
	(In millions)
Residential land and lot sales	$35.0	$23.7
Commercial lot sales	3.5	7.1
Total revenues	$38.5	$30.8
Cost of sales	30.7	19.3
Selling, general and administrative expense	5.7	13.6
Gain on sale of assets	(0.9)	—
Interest expense	—	2.1
Other (income) expense	(1.9)	(8.2)
Income before income taxes	$4.9	$4.0

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three months ended December 31, 2018 and 2017, Forestar sold 518 and 255 single-family lots, respectively, at average sales prices of $74,000 and $82,600. Of the total lots sold during the three months ended December 31, 2018, Forestar sold 455 lots to D.R. Horton for $29.0 million.

SG&A expense for the three months ended December 31, 2018 includes charges of $0.5 million related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. SG&A expense for the period ended December 31, 2017 includes $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date.

Other income includes equity in earnings of unconsolidated entities of $0.6 million and $7.6 million in the three months ended December 31, 2018 and 2017, respectively. The prior year amount primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

At December 31, 2018, Forestar owned directly or controlled through land and lot option purchase contracts approximately 25,600 residential lots, of which approximately 2,400 are fully developed. Approximately 18,800 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 200 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,244	6,014	4%
Number of homes closed by D.R. Horton	11,500	10,788	7%
Percentage of D.R. Horton homes financed by DHI Mortgage	54%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	6,261	6,046	4%
Total number of loans originated or brokered by DHI Mortgage	6,398	6,288	2%
Captive business percentage	98%	96%
Loans sold by DHI Mortgage to third parties	7,047	6,342	11%

	Three Months Ended December 31,
	2018	2017	% Change
	(In millions)
Loan origination fees	$3.2	$3.5	(9)%
Sale of servicing rights and gains from sale of mortgage loans	59.9	57.0	5%
Other revenues	4.5	4.0	13%
Total mortgage operations revenues	67.6	64.5	5%
Title policy premiums	17.7	16.5	7%
Total revenues	85.3	81.0	5%
General and administrative expense	65.6	61.7	6%
Other (income) expense	(3.9)	(2.9)	34%
Financial services pre-tax income	$23.6	$22.2	6%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2018	2017
General and administrative expense	76.9%	76.2%
Other (income) expense	(4.6)%	(3.6)%
Financial services pre-tax income	27.7%	27.4%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2018, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 4%, primarily as a result of the 7% increase in the number of homes closed by our homebuilding operations. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 54% and 56% in the three months ended December 31, 2018 and 2017, respectively.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in the three months ended December 31, 2018 compared to 96% in the prior year period. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 11% in the three months ended December 31, 2018 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2018 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 94% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2018 were sold to four major financial entities, the largest of which purchased 35% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 5% to $67.6 million in the three months ended December 31, 2018 from $64.5 million in the prior year period, while the number of loan originations increased 2% over that same period. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market.

General and administrative (G&A) expense related to our financial services operations increased 6% to $65.6 million in the three months ended December 31, 2018 from $61.7 million in the prior year period. The increase was primarily due to increases in employee related costs. Our financial services operations employed 1,925 and 1,827 employees at December 31, 2018 and 2017, respectively.

As a percentage of financial services revenues, G&A expense was 76.9% in the three months ended December 31, 2018 compared to 76.2% in the prior year period. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2018 was $375.7 million compared to $391.2 million in the prior year period. The decrease in our pre-tax income is primarily due to a decrease in home sales gross margin.

Income Taxes

Our income tax expense for the three months ended December 31, 2018 and 2017 was $89.0 million and $202.4 million, respectively. Our effective tax rate was 23.7% for the three months ended December 31, 2018 compared to 51.7% in the prior year period. The higher effective tax rate for the three months ended December 31, 2017 was primarily due to the remeasurement of our deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017. The effective tax rates for both periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation. We expect our effective tax rate for fiscal 2019 to be approximately 25%.

The Tax Act reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law required the application of a blended tax rate in the year of change, which for us was 24.5% for the fiscal year ended September 30, 2018. For the fiscal year ending September 30, 2019 and thereafter, the applicable statutory federal tax rate is 21%. The Tax Act also repealed the domestic production activities deduction effective for us for fiscal 2019.

Our deferred tax assets, net of deferred tax liabilities, were $198.5 million at December 31, 2018 compared to $211.7 million at September 30, 2018. We have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $17.1 million at December 31, 2018 and $17.7 million at September 30, 2018. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At December 31, 2018, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.8% compared to 26.3% at September 30, 2018 and 29.2% at December 31, 2017. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 23.2% compared to 21.4% at September 30, 2018 and 25.9% at December 31, 2017. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2019. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million principal amount of senior notes in March 2019.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2018, cash and cash equivalents of our homebuilding segment totaled $537.5 million.

Bank Credit Facility — We have a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $575 million and $275 million, respectively, during the three months ended December 31, 2018. At December 31, 2018, there were $300 million of borrowings outstanding at a 4.1% annual interest rate and $124.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $900.6 million.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2018, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.45 billion principal amount of homebuilding senior notes outstanding as of December 31, 2018 that mature from March 2019 through August 2023. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At December 31, 2018, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three months ended December 31, 2018, we repurchased 4.1 million shares of our common stock for $140.6 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2018, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $400 million of our common stock effective through September 30, 2019. The full amount of the debt authorization was remaining at December 31, 2018. Repurchases of common stock from August 1, 2018 through December 31, 2018 totaled $165.1 million, reducing the stock repurchase authorization to $234.9 million.

Capital Resources - Forestar

At December 31, 2018, Forestar had cash and cash equivalents of $154.2 million. In August 2018, Forestar entered into a $380 million senior unsecured bank credit facility. Forestar’s cash position and borrowing capacity under its bank credit facility is expected to be sufficient to fund its growth objectives and working capital needs in the short-term. In September 2018, Forestar filed an effective shelf registration statement with the SEC, registering $500 million of equity securities. The liquidity of Forestar and its ability to achieve longer term growth objectives will depend on its ability to generate cash from operations and to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. Forestar plans to access the capital markets in fiscal 2019 to support its long-term growth.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At December 31, 2018, there were no borrowings outstanding and $3.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $376.6 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2018, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Letter of Credit Facility — Forestar has a secured letter of credit agreement which requires it to deposit cash as collateral with the issuing bank. At December 31, 2018, letters of credit outstanding under the letter of credit facility totaled $15.3 million, secured by $16.1 million in cash, which is included in restricted cash in the consolidated balance sheet.

Public Unsecured Debt — Forestar has $118.9 million principal amount of 3.75% convertible senior notes outstanding as of December 31, 2018 that mature March 1, 2020.

Forestar’s revolving credit facility and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2018, cash and cash equivalents of our financial services operations totaled $32.8 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties against the transfer of funds by the counterparties, thereby becoming purchased loans. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. We are currently in discussions with our lenders and expect to renew and extend the facility on similar terms prior to its February 22, 2019 maturity date.

As of December 31, 2018, $573.8 million of mortgage loans held for sale with a collateral value of $555.6 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $473.9 million outstanding under the mortgage repurchase facility at December 31, 2018 at a 4.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2018, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2018, net cash used in operating activities was $373.1 million compared to $75.0 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $396.8 million and $168.5 million of cash used in our homebuilding and Forestar segments, respectively, partially offset by $193.8 million of cash provided by our financial services segment.

We used $500.3 million of cash to increase our construction in progress and finished home inventory compared to $302.3 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots in the current year period was $435.9 million, of which $191.5 million related to Forestar, compared to $185.2 million in the prior year period, of which $45.4 million related to Forestar. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the three months ended December 31, 2018, net cash used in investing activities was $310.4 million compared to $161.0 million in the prior year period. The most significant investing uses of cash in the current year period were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, whereby $293.0 million of the aggregate purchase price was paid during the current year period. In the prior year period, we paid $558.3 million to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for the growth of our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2018, net cash used in financing activities was $54.2 million, consisting primarily of note repayments, net payments on the mortgage repurchase facility, repurchases of common stock and payments of cash dividends, largely offset by note proceeds. Note repayments of $276.1 million included repayments of amounts drawn on our homebuilding revolving credit facility of $275 million. Note proceeds of $578.3 million included draws on our homebuilding revolving credit facility of $575 million. We also used cash of $140.6 million to repurchase 4.1 million shares of our common stock and $56.0 million to pay dividends to our common stockholders. During the three months ended December 31, 2017, net cash provided by financing activities was $185.7 million, consisting primarily of note proceeds, partially offset by note repayments, payments of cash dividends and repurchases of common stock. Note proceeds of $1.1 billion included draws of $715 million on our homebuilding revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 2020. Note repayments of $825.8 million included our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018 and repayments of amounts drawn on our homebuilding revolving credit facility of $415 million. We also used cash to repurchase 500,000 shares of our common stock for $25.4 million during the prior year period.

During the three months ended December 31, 2018, our Board of Directors approved a quarterly cash dividend of $0.15 per common share, which was paid on December 10, 2018 to stockholders of record on November 26, 2018. In January 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on February 25, 2019 to stockholders of record on February 11, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At December 31, 2018, we had outstanding letters of credit of $144.5 million and surety bonds of $1.5 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot option purchase contracts to acquire land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot option purchase contracts at December 31, 2018, there were a limited number of contracts, representing $96.5 million of remaining purchase price, subject to specific performance provisions which may require us to purchase the land or lots upon the land sellers meeting their contractual obligations. Of this amount, $44.4 million related to contracts between our homebuilding segment and Forestar. Further information about our land option contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2018, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, business acquisitions, goodwill, warranty claims, legal claims and insurance, income taxes, stock-based compensation and fair value measurements. Since September 30, 2018, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2018, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At both December 31, 2018 and September 30, 2018, we had reserves for approximately 155 pending construction defect claims, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2018, we established reserves for approximately 30 new construction defect claims and resolved 30 construction defect claims for a total cost of $3.4 million. At both December 31, 2017 and September 30, 2017, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2017, we established reserves for approximately 20 new construction defect claims and resolved 20 construction defect claims for a total cost of $9.4 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2018, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2018 and 2017 was not significant, is recognized in current earnings. At December 31, 2018, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $894.0 million. Uncommitted IRLCs totaled a notional amount of approximately $513.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $417.7 million at December 31, 2018.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2018. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2018.

	Nine Months Ending September 30, 2019	Fiscal Year Ending September 30,							Fair Value at December 31, 2018
		2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$503.0	$619.0	$403.3	$350.0	$700.0	$—	$—	$2,575.3	$2,592.2
Average interest rate	3.9%	4.0%	2.8%	4.5%	5.5%	—%	—%	4.3%
Variable rate	$473.9	$—	$—	$—	$300.0	$—	$—	$773.9	$773.9
Average interest rate	4.4%	—%	—%	—%	4.1%	—%	—%	4.2%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May and July of 2014, we received Notices of Violation from the United States Environmental Protection Agency (EPA) related to stormwater compliance at certain of our sites in our Southeast region. This matter could potentially result in monetary sanctions to the Company; however, we do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

In October 2018, we reached an agreement in principle with the EPA to settle an alleged violation of the wetlands provisions of the Clean Water Act at one of our development sites in our Southeast region. Upon finalizing the agreement, we expect we will be required to pay a penalty of $267,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2018. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2018 - October 31, 2018	—	$—	—	$375.5
November 1, 2018 - November 30, 2018	3,050,000	34.41	3,050,000	270.5
December 1, 2018 - December 31, 2018	1,050,000	33.91	1,050,000	234.9
Total	4,100,000	$34.28	4,100,000	$234.9
______________

(1) Shares purchased during the three months ended December 31, 2018 were part of a $400 million common stock repurchase authorization approved by our Board of Directors effective August 1, 2018. These purchases resulted in a remaining authorization of $234.9 million at December 31, 2018, which expires on September 30, 2019.

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

	3.2	Amended and Restated Bylaws of the Company. (3)
	10.1	D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018. (4)
	31.1	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	31.2	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. (*)
	32.1	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer. (*)
	32.2	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer. (*)
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed on January 29, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.
(1)	Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.
(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2017, filed with the SEC on November 8, 2017.
(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2018, filed with the SEC on November 9, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 29, 2019	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)