Form 10-Q
period 2019-03-31
HORTON D R INC /DE/
filed 2019-04-30
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Common stock, $.01 par value – 373,176,964 shares as of April 24, 2019

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$698.8	$1,473.1
Restricted cash	32.4	32.9
Total cash, cash equivalents and restricted cash	731.2	1,506.0
Inventories:
Construction in progress and finished homes	6,087.6	5,086.3
Residential land and lots — developed and under development	5,672.9	5,172.4
Land held for development	110.8	96.1
Land held for sale	49.0	40.2
Total inventory	11,920.3	10,395.0
Mortgage loans held for sale	796.5	796.4
Deferred income taxes, net of valuation allowance of $17.0 million and $17.7 million at March 31, 2019 and September 30, 2018, respectively	171.9	194.0
Property and equipment, net	437.9	401.1
Other assets	785.7	712.9
Goodwill	163.5	109.2
Total assets	$15,007.0	$14,114.6
LIABILITIES
Accounts payable	$658.5	$624.7
Accrued expenses and other liabilities	1,192.1	1,127.5
Notes payable	3,622.4	3,203.5
Total liabilities	5,473.0	4,955.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 391,091,572 shares issued and 373,132,964 shares outstanding at March 31, 2019 and 388,120,243 shares issued and 376,261,635 shares outstanding at September 30, 2018	3.9	3.9
Additional paid-in capital	3,123.4	3,085.0
Retained earnings	6,771.6	6,217.9
Treasury stock, 17,958,608 shares and 11,858,608 shares at March 31, 2019 and September 30, 2018, respectively, at cost	(538.6)	(322.4)
Stockholders’ equity	9,360.3	8,984.4
Noncontrolling interests	173.7	174.5
Total equity	9,534.0	9,158.9
Total liabilities and equity	$15,007.0	$14,114.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues	$4,128.7	$3,794.7	$7,647.7	$7,127.6
Cost of sales	3,256.7	2,961.6	6,007.8	5,541.8
Selling, general and administrative expense	444.2	400.9	847.0	785.1
Gain on sale of assets	(29.3)	(1.1)	(31.3)	(14.5)
Other (income) expense	(5.7)	(11.5)	(14.3)	(20.9)
Income before income taxes	462.8	444.8	838.5	836.1
Income tax expense	108.4	94.0	197.4	296.4
Net income	354.4	350.8	641.1	539.7
Net income (loss) attributable to noncontrolling interests	3.1	(0.2)	2.7	(0.6)
Net income attributable to D.R. Horton, Inc.	$351.3	$351.0	$638.4	$540.3

Basic net income per common share attributable to D.R. Horton, Inc.	$0.94	$0.93	$1.71	$1.44
Weighted average number of common shares	373.3	376.8	374.2	376.3

Diluted net income per common share attributable to D.R. Horton, Inc.	$0.93	$0.91	$1.68	$1.41
Adjusted weighted average number of common shares	377.7	383.9	378.9	383.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606 (see Note A)	—	—	27.1	—	—	27.1
Net income	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee benefit plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2
Net income	—	—	351.3	—	3.1	354.4
Exercise of stock options (831,489 shares)	—	11.4	—	—	—	11.4
Stock issued under employee benefit plans (1,059,415 shares)	—	2.0	—	—	0.3	2.3
Cash paid for shares withheld for taxes	—	(15.4)	—	—	—	(15.4)
Stock-based compensation expense	—	17.8	—	—	—	17.8
Cash dividends declared ($0.15 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of common stock (2,000,000 shares)	—	—	—	(75.6)	—	(75.6)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at March 31, 2019 (373,132,964 shares)	$3.9	$3,123.4	$6,771.6	$(538.6)	$173.7	$9,534.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$0.5	$7,747.6
Noncontrolling interests acquired	—	—	—	—	175.2	175.2
Net income	—	—	189.3	—	(0.5)	188.8
Exercise of stock options (916,913 shares)	0.1	14.7	—	—	—	14.8
Stock issued under employee benefit plans (290,974 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	(10.3)
Stock-based compensation expense	—	13.6	—	—	—	13.6
Cash dividends declared ($0.125 per share)	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (500,000 shares)	—	—	—	(25.4)	—	(25.4)
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (375,693,966 shares)	$3.9	$3,010.2	$5,088.2	$(220.3)	$173.4	$8,055.4
Net income	—	—	351.0	—	(0.2)	350.8
Exercise of stock options (1,046,210 shares)	—	16.3	—	—	—	16.3
Stock issued under employee benefit plans (1,169,341 shares)	—	1.8	—	—	—	1.8
Stock-based compensation expense	—	17.4	—	—	—	17.4
Cash dividends declared ($0.125 per share)	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (500,000 shares)	—	—	—	(22.5)	—	(22.5)
Distributions to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Balances at March 31, 2018 (377,409,517 shares)	$3.9	$3,045.7	$5,392.1	$(242.8)	$173.0	$8,371.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2019	2018
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$641.1	$539.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34.1	33.1
Amortization of discounts and fees	5.1	2.4
Stock-based compensation expense	35.9	31.0
Equity in earnings of unconsolidated entities	(0.5)	(2.7)
Distributions of earnings of unconsolidated entities	0.5	0.2
Deferred income taxes	12.6	145.0
Inventory and land option charges	21.8	33.8
Gain on sale of assets	(31.3)	(14.5)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(755.2)	(514.5)
Increase in residential land and lots – developed, under development, held for development and held for sale	(445.6)	(271.5)
(Increase) decrease in other assets	(39.9)	4.4
Increase in mortgage loans held for sale	—	(70.7)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	59.7	(14.5)
Net cash used in operating activities	(461.7)	(98.8)
INVESTING ACTIVITIES
Expenditures for property and equipment	(69.8)	(39.5)
Proceeds from sale of assets	83.8	253.4
Expenditures related to multi-family rental properties	(28.3)	(39.5)
Return of investment in unconsolidated entities	4.4	15.1
Net principal increase of other mortgage loans and real estate owned	(1.6)	—
Payments related to business acquisitions, net of cash acquired	(309.6)	(158.1)
Net cash (used in) provided by investing activities	(321.1)	31.4
FINANCING ACTIVITIES
Proceeds from notes payable	1,815.0	1,913.6
Repayment of notes payable	(1,531.0)	(1,752.5)
Advances on mortgage repurchase facility, net	53.0	69.8
Proceeds from stock associated with certain employee benefit plans	22.3	32.7
Cash paid for shares withheld for taxes	(19.5)	(10.3)
Cash dividends paid	(111.9)	(94.1)
Repurchases of common stock	(216.2)	(47.9)
Distributions to noncontrolling interests, net	(3.7)	(2.0)
Net cash provided by financing activities	8.0	109.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(774.8)	41.9
Cash, cash equivalents and restricted cash at beginning of period	1,506.0	1,024.3
Cash, cash equivalents and restricted cash at end of period	$731.2	$1,066.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$80.8	$—
Stock issued under employee incentive plans	$49.0	$63.4
Accrual for holdback payment related to acquisition	$16.3	$—
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

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

Changes in Presentation and Reclassifications

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 in fiscal 2019, restricted cash is now included with cash and cash equivalents when reconciling beginning and ending amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in investing activities of $38.9 million for the six months ended March 31, 2018.

In August 2018, the Securities and Exchange Commission (SEC) issued Final Rule Release No. 33-10532, “Disclosure Update and Simplification,” which makes a number of changes meant to simplify interim disclosures. In complying with the relevant aspects of the rule within the current year quarterly reports, the Company has removed the presentation of cash dividends declared per common share from the statements of operations and has added the consolidated statements of total equity.

Certain other prior period amounts have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standard

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. The Company recorded an increase to retained earnings of $27.1 million, net of tax, as of October 1, 2018, due to the cumulative effect of adopting ASC 606, which was primarily related to the recognition of contract assets totaling $32.4 million for insurance brokerage commission renewals. Under ASC 606, the Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied. There was not a material impact to revenues as a result of applying ASC 606 for the three and six months ended March 31, 2019, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019 or subsequent periods.

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

Business Acquisitions

During the first quarter of fiscal 2019, the Company acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $325.9 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through land purchase contracts. The Company also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

The Company’s allocation of the aggregate purchase price to the assets and liabilities acquired through these transactions is not finalized and is subject to revision as additional information becomes available and more detailed analyses are completed. The preliminary allocation of the purchase price to the assets and liabilities acquired is as follows (in millions):

Inventories	$265.5
Other assets	23.3
Goodwill	54.3
Intangible assets	8.6
Other liabilities	(25.8)
Net assets acquired	$325.9

As a result of these transactions, the Company’s preliminary estimate of goodwill is $54.3 million, of which $49.7 million was allocated to the Midwest region and $4.6 million was allocated to the East region. The goodwill is tax deductible and relates to expected synergies from expanding the Company’s market presence in its Midwest and East regions, the experienced and knowledgeable workforce of these entities and their capital efficient operating processes. The intangible assets will be amortized on a straight-line basis to selling, general and administrative (SG&A) expense over their expected lives, which range from one to three years.

Pending Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance is effective for the Company beginning October 1, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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
March 31, 2019

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

The Forestar segment is a residential lot development company with operations in 41 markets and 17 states. The Company’s homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions are acquiring finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has four projects under active construction and two projects that are substantially complete at March 31, 2019. In January 2019, DHI Communities sold its first multi-family rental property for $73.4 million and recorded a gain on the sale of $29.3 million, which is included in the consolidated statements of operations for the three and six months ended March 31, 2019. At March 31, 2019 and September 30, 2018, the consolidated balance sheets included $170.2 million and $173.2 million, respectively, of assets related to DHI Communities. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018. Financial information relating to the Company’s reporting segments is as follows:

	March 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$557.3	$66.4	$61.1	$14.0	$—	$—	$698.8
Restricted cash	9.4	15.7	7.3	—	—	—	32.4
Inventories:
Construction in progress and finished homes	6,086.1	—	—	—	1.5	—	6,087.6
Residential land and lots — developed and under development	4,879.4	803.0	—	—	(22.1)	12.6	5,672.9
Land held for development	62.3	48.5	—	—	—	—	110.8
Land held for sale	49.0	—	—	—	—	—	49.0
	11,076.8	851.5	—	—	(20.6)	12.6	11,920.3
Mortgage loans held for sale	—	—	796.5	—	—	—	796.5
Deferred income taxes, net	155.0	22.9	—	—	1.5	(7.5)	171.9
Property and equipment, net	220.2	2.4	3.4	211.9	—	—	437.9
Other assets	732.8	26.0	52.1	37.4	(75.2)	12.6	785.7
Goodwill	134.3	—	—	—	—	29.2	163.5
	$12,885.8	$984.9	$920.4	$263.3	$(94.3)	$46.9	$15,007.0
Liabilities
Accounts payable	$631.7	$16.1	$9.4	$3.0	$(1.7)	$—	$658.5
Accrued expenses and other liabilities	1,102.2	131.9	43.8	10.9	(83.3)	(13.4)	1,192.1
Notes payable	2,777.2	149.2	690.7	—	—	5.3	3,622.4
	$4,511.1	$297.2	$743.9	$13.9	$(85.0)	$(8.1)	$5,473.0
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
March 31, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

	Three Months Ended March 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$3,980.5	$—	$—	$—	$—	$—	$3,980.5
Land/lot sales and other	14.9	65.4	—	6.0	(39.7)	—	46.6
Financial services	—	—	101.6	—	—	—	101.6
	3,995.4	65.4	101.6	6.0	(39.7)	—	4,128.7
Cost of sales:
Home sales (5)	3,214.2	—	—	—	(0.7)	—	3,213.5
Land/lot sales and other	9.3	43.7	—	—	(31.8)	8.2	29.4
Inventory and land option charges	13.8	—	—	—	—	—	13.8
	3,237.3	43.7	—	—	(32.5)	8.2	3,256.7
Selling, general and administrative expense	359.3	6.2	71.3	7.3	—	0.1	444.2
Gain on sale of assets	—	—	—	(29.3)	—	—	(29.3)
Other (income) expense	(1.6)	(0.9)	(3.7)	0.5	—	—	(5.7)
Income before income taxes	$400.4	$16.4	$34.0	$27.5	$(7.2)	$(8.3)	$462.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

	Six Months Ended March 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$7,391.2	$—	$—	$—	$—	$—	$7,391.2
Land/lot sales and other	21.7	103.8	—	12.8	(68.7)	—	69.6
Financial services	—	—	186.9	—	—	—	186.9
	7,412.9	103.8	186.9	12.8	(68.7)	—	7,647.7
Cost of sales:
Home sales (5)	5,943.4	—	—	—	(1.7)	—	5,941.7
Land/lot sales and other	14.5	74.3	—	—	(56.3)	11.8	44.3
Inventory and land option charges	21.8	—	—	—	—	—	21.8
	5,979.7	74.3	—	—	(58.0)	11.8	6,007.8
Selling, general and administrative expense	683.9	11.9	137.0	13.9	—	0.3	847.0
Gain on sale of assets	(2.0)	(0.9)	—	(29.3)	—	0.9	(31.3)
Other (income) expense	(3.5)	(2.8)	(7.7)	(0.3)	—	—	(14.3)
Income before income taxes	$754.8	$21.3	$57.6	$28.5	$(10.7)	$(13.0)	$838.5
Summary Cash Flow Information:
Depreciation and amortization	$30.1	$0.1	$0.7	$2.9	$—	$0.3	$34.1
Cash (used in) provided by operating activities	$(215.9)	$(283.4)	$48.8	$(4.1)	$(2.7)	$(4.4)	$(461.7)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

	Three Months Ended March 31, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$3,672.1	$—	$—	$—	$—	$—	$3,672.1
Land/lot sales and other	13.6	22.6	—	—	(8.5)	—	27.7
Financial services	—	—	94.9	—	—	—	94.9
	3,685.7	22.6	94.9	—	(8.5)	—	3,794.7
Cost of sales:
Home sales	2,907.5	—	—	—	—	—	2,907.5
Land/lot sales and other	12.0	16.2	—	—	(6.7)	2.5	24.0
Inventory and land option charges	30.1	—	—	—	—	—	30.1
	2,949.6	16.2	—	—	(6.7)	2.5	2,961.6
Selling, general and administrative expense	322.7	5.6	66.7	5.8	—	0.1	400.9
Gain on sale of assets	—	(2.7)	—	—	—	1.6	(1.1)
Interest expense	—	2.1	—	—	(2.1)	—	—
Other (income) expense	(2.6)	(3.2)	(3.2)	(3.6)	—	1.1	(11.5)
Income (loss) before income taxes	$416.0	$4.6	$31.4	$(2.2)	$0.3	$(5.3)	$444.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

	Six Months Ended March 31, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$6,856.6	$—	$—	$—	$—	$—	$6,856.6
Land/lot sales and other	50.0	53.5	—	—	(8.5)	—	95.0
Financial services	—	—	176.0	—	—	—	176.0
	6,906.6	53.5	176.0	—	(8.5)	—	7,127.6
Cost of sales:
Home sales	5,429.0	—	—	—	—	—	5,429.0
Land/lot sales and other	43.3	35.5	—	—	(6.7)	6.9	79.0
Inventory and land option charges	33.8	—	—	—	—	—	33.8
	5,506.1	35.5	—	—	(6.7)	6.9	5,541.8
Selling, general and administrative expense	627.5	19.1	128.4	9.8	—	0.3	785.1
Gain on sale of assets	(13.4)	(2.7)	—	—	—	1.6	(14.5)
Interest expense	—	4.2	—	—	(4.2)	—	—
Other (income) expense	(3.4)	(11.3)	(6.1)	(6.5)	—	6.4	(20.9)
Income (loss) before income taxes	$789.8	$8.7	$53.7	$(3.3)	$2.4	$(15.2)	$836.1
Summary Cash Flow Information:
Depreciation and amortization	$26.3	$2.5	$0.7	$3.3	$—	$0.3	$33.1
Cash provided by (used in) operating activities	$90.7	$(150.2)	$(30.7)	$(0.5)	$—	$(8.1)	$(98.8)
______________

(1)
Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions and the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

Homebuilding Inventories by Reporting Segment (1)	March 31, 2019	September 30, 2018
	(In millions)
East	$1,354.4	$1,192.0
Midwest	817.7	583.1
Southeast	2,852.1	2,668.7
South Central	2,720.6	2,439.4
Southwest	628.1	499.7
West	2,466.9	2,268.5
Corporate and unallocated (2)	237.0	223.7
	$11,076.8	$9,875.1
_________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Revenues
East	$518.2	$435.8	$965.7	$828.9
Midwest	248.1	203.6	497.2	365.0
Southeast	1,205.3	1,042.0	2,219.2	2,030.6
South Central	990.2	919.0	1,862.7	1,727.8
Southwest	173.2	172.1	316.9	328.5
West	860.4	913.2	1,551.2	1,625.8
	$3,995.4	$3,685.7	$7,412.9	$6,906.6
Inventory and Land Option Charges
East	$0.3	$0.7	$1.7	$0.6
Midwest	0.2	0.2	0.5	0.4
Southeast	2.2	25.1	3.5	26.2
South Central	1.4	0.6	1.9	1.9
Southwest	0.1	—	0.2	0.8
West	9.6	3.5	14.0	3.9
	$13.8	$30.1	$21.8	$33.8
Income before Income Taxes (1)
East	$45.9	$46.7	$83.9	$91.7
Midwest	9.5	18.7	20.2	32.0
Southeast	131.0	96.3	243.2	218.8
South Central	119.3	120.5	225.3	222.0
Southwest	18.6	22.0	36.3	36.7
West	76.1	111.8	145.9	188.6
	$400.4	$416.0	$754.8	$789.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE C – INVENTORIES

At March 31, 2019, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $95.5 million and recorded impairment charges of $7.7 million during the three months ended March 31, 2019 to reduce the carrying value of impaired communities to fair value. During the six months ended March 31, 2019, impairment charges totaled $11.9 million. There were $3.0 million and $4.4 million of impairment charges recorded in the three and six months ended March 31, 2018, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During the three and six months ended March 31, 2019, the Company wrote off $6.1 million and $9.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase contracts that the Company has terminated or expects to terminate. Earnest money and pre-acquisition cost write-offs for the three and six months ended March 31, 2018 were $2.6 million and $4.9 million, respectively. Inventory and land option charges for the three and six months ended March 31, 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

In February 2018, the Forestar land development segment sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in the Company’s consolidated statement of operations for the three and six months ended March 31, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE D – NOTES PAYABLE

The Company’s notes payable at their principal amounts, net of unamortized discounts and debt issuance costs, consist of the following:

	March 31, 2019	September 30, 2018
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2023	$750.0	$—
3.75% senior notes due 2019	—	499.6
4.0% senior notes due 2020	499.2	498.8
2.55% senior notes due 2020	398.4	397.9
4.375% senior notes due 2022	348.6	348.4
4.75% senior notes due 2023	298.8	298.7
5.75% senior notes due 2023	398.2	398.0
Other secured notes	84.0	4.5
	2,777.2	2,445.9
Forestar:
Unsecured:
Revolving credit facility, maturing 2021	35.0	—
3.75% convertible senior notes due 2020	119.5	119.9
	154.5	119.9
Financial Services:
Mortgage repurchase facility, maturing 2020	690.7	637.7
	$3,622.4	$3,203.5

Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $6.8 million and $8.5 million at March 31, 2019 and September 30, 2018, respectively. These costs are capitalized into inventory as they are amortized. Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $5.3 million and $8.2 million at March 31, 2019 and September 30, 2018, respectively.

Homebuilding:

The Company has a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $1.8 billion and $1.0 billion, respectively, during the six months ended March 31, 2019. At March 31, 2019, there were $750 million of borrowings outstanding at a 3.7% annual interest rate and $128.0 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At March 31, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On March 1, 2019, the Company repaid $500 million principal amount of its 3.75% senior notes at maturity.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through September 30, 2019. All of the $500 million authorization was remaining at March 31, 2019.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At March 31, 2019, there were $35 million of borrowings outstanding at a 4.8% annual interest rate and $3.8 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Forestar also has a secured letter of credit agreement that requires it to deposit cash as collateral with the issuing bank. At March 31, 2019, letters of credit outstanding under the letter of credit facility totaled $15.0 million, secured by $15.7 million in cash, which is included in restricted cash in the consolidated balance sheet.

In April 2019, Forestar issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due April 15, 2024, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 8.5%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2019, the mortgage repurchase facility was amended to extend its maturity date to February 21, 2020. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. Additional commitments were obtained to increase the capacity of the facility to $800 million for approximately 30 days at the March 2019 quarter end.

As of March 31, 2019, $784.5 million of mortgage loans held for sale with a collateral value of $759.4 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $690.7 million outstanding under the mortgage repurchase facility at March 31, 2019 at a 4.2% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2019 and fiscal 2018, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Capitalized interest, beginning of period	$168.8	$170.3	$162.7	$167.9
Interest incurred (1)	35.0	31.8	66.7	62.8
Interest charged to cost of sales	(29.9)	(32.0)	(55.5)	(60.6)
Capitalized interest, end of period	$173.9	$170.1	$173.9	$170.1
_______________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $3.0 million and $6.3 million in the three and six months ended March 31, 2019, respectively, and $2.4 million and $4.5 million in the same periods of fiscal 2018. Also included in the amounts is interest incurred by Forestar of $1.5 million and $2.8 million in the three and six months ended March 31, 2019, respectively, and $1.3 million and $1.4 million in the same periods of fiscal 2018.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2019, mortgage loans held for sale had an aggregate carrying value of $796.5 million and an aggregate outstanding principal balance of $768.7 million. At September 30, 2018, mortgage loans held for sale had an aggregate carrying value of $796.4 million and an aggregate outstanding principal balance of $776.1 million. During the six months ended March 31, 2019 and 2018, mortgage loans originated totaled $3.6 billion and $3.4 billion, respectively, and mortgage loans sold totaled $3.6 billion and $3.3 billion, respectively. The Company had gains on sales of loans and servicing rights of $73.1 million and $132.9 million during the three and six months ended March 31, 2019, respectively, compared to $68.8 million and $125.7 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 93% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2019 were sold to four major financial entities, the largest of which purchased 32% of the total loans sold.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2019 was $108.4 million and $197.4 million, respectively, compared to $94.0 million and $296.4 million in the prior year periods. The effective tax rate was 23.4% and 23.5% for the three and six months ended March 31, 2019, respectively, compared to 21.1% and 35.5% in the prior year periods. The higher effective tax rate for the six months ended March 31, 2018 was primarily due to the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

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

The Company’s deferred tax assets, net of deferred tax liabilities, were $188.9 million at March 31, 2019 compared to $211.7 million at September 30, 2018. The Company has a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $17.0 million at March 31, 2019 and $17.7 million at September 30, 2018. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$351.3	$351.0	$638.4	$540.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	373.3	376.8	374.2	376.3
Effect of dilutive securities:
Employee stock awards	4.4	7.1	4.7	7.5
Denominator for diluted earnings per share — adjusted weighted average common shares	377.7	383.9	378.9	383.8

Basic net income per common share attributable to D.R. Horton, Inc.	$0.94	$0.93	$1.71	$1.44
Diluted net income per common share attributable to D.R. Horton, Inc.	$0.93	$0.91	$1.68	$1.41

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019. During the six months ended March 31, 2019, the Company repurchased 6.1 million shares of its common stock for $216.2 million. The Company’s remaining authorization at March 31, 2019 was $159.3 million.

During the three months ended March 31, 2019, the Board of Directors approved a quarterly cash dividend of $0.15 per common share, which was paid on February 25, 2019 to stockholders of record on February 11, 2019. In April 2019, the Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on May 28, 2019 to stockholders of record on May 13, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018.

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

In November 2018, a total of 360,000 performance-based RSU equity awards were granted to the Company’s Chairman and executive officers. These awards vest at the end of a three-year performance period ending September 30, 2021. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 10% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $37.75 per unit. Compensation expense related to these grants was $1.4 million and $3.1 million in the three and six months ended March 31, 2019, respectively, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the six months ended March 31, 2019, a total of 1.8 million time-based RSUs were granted to approximately 900 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $33.75 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $3.0 million and $7.4 million in the three and six months ended March 31, 2019, respectively, of which $3.5 million in the six month period related to expense recognized for employees that were retirement eligible on the date of grant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In millions)
Warranty liability, beginning of period	$205.6	$149.4	$202.0	$143.7
Warranties issued	21.0	19.3	38.9	35.8
Changes in liability for pre-existing warranties	6.0	13.7	11.5	20.5
Settlements made	(18.7)	(19.8)	(38.5)	(37.4)
Warranty liability, end of period	$213.9	$162.6	$213.9	$162.6

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $419.1 million and $408.1 million at March 31, 2019 and September 30, 2018, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both March 31, 2019 and September 30, 2018. Expenses related to the Company’s legal contingencies were $14.6 million and $39.0 million in the six months ended March 31, 2019 and 2018, respectively.

The Company’s reserves for legal claims increased from $408.1 million at September 30, 2018 to $419.1 million at March 31, 2019. Changes in the Company’s legal claims reserves during the six months ended March 31, 2019 and 2018 were as follows:

	Six Months Ended March 31,
	2019	2018
	(In millions)
Reserves for legal claims, beginning of period	$408.1	$420.6
Increase in reserves	23.3	41.4
Payments	(12.3)	(18.4)
Reserves for legal claims, end of period	$419.1	$443.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $56.9 million, $54.6 million and $69.0 million at March 31, 2019, September 30, 2018 and March 31, 2018, respectively, and are included in other assets in the consolidated balance sheets.

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

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land and lot purchase contract deposits are included in other assets in the consolidated balance sheets.

At March 31, 2019, the Company’s homebuilding segment had total deposits of $461.0 million, consisting of cash deposits of $457.9 million and promissory notes and letters of credit of $3.1 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $7.4 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $76.5 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $895.8 million. A limited number of the homebuilding land and lot purchase contracts at March 31, 2019, representing $96.8 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $96.8 million remaining purchase price subject to specific performance provisions, $50.9 million related to contracts between the homebuilding segment and Forestar.

During the three and six months ended March 31, 2019, Forestar reimbursed the Company’s homebuilding segment $4.7 million and $16.8 million, respectively, for previously paid earnest money and $0.7 million and $3.7 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and six months ended March 31, 2018, Forestar reimbursed the Company’s homebuilding segment $11.8 million and $14.0 million, respectively, for previously paid earnest money and $5.9 million and $8.2 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At March 31, 2019, the Company had outstanding surety bonds of $1.6 billion and letters of credit of $148.3 million to secure performance under various contracts. Of the total letters of credit, $128.0 million were issued under the homebuilding revolving credit facility and $3.8 million were issued under Forestar’s revolving credit facility. The remaining $16.5 million of letters of credit were issued under secured letter of credit agreements, of which $1.5 million related to homebuilding operations and $15.0 million related to Forestar. These agreements require the deposit of cash as collateral with the issuing banks, which is included in restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019	September 30, 2018
	(In millions)
Earnest money and refundable deposits	$477.0	$445.2
Insurance receivables	56.9	54.6
Other receivables	79.4	81.7
Prepaid assets	30.9	36.9
Rental properties	33.9	39.2
Contract assets - insurance agency commissions	34.4	—
Other	73.2	55.3
	$785.7	$712.9

The Company’s accrued expenses and other liabilities at March 31, 2019 and September 30, 2018 were as follows:

	March 31, 2019	September 30, 2018
	(In millions)
Reserves for legal claims	$419.1	$408.1
Employee compensation and related liabilities	244.5	252.5
Warranty liability	213.9	202.0
Accrued interest	12.9	14.8
Federal and state income tax liabilities	83.8	35.2
Inventory related accruals	42.6	45.5
Customer deposits	62.5	58.1
Accrued property taxes	20.5	38.0
Other	92.3	73.3
	$1,192.1	$1,127.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE M – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018. Changes in the fair value of the Level 3 assets during the six months ended March 31, 2019 and 2018 were not material.

		Fair Value at March 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	784.4	8.4	792.8
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	19.8	—	19.8
Forward sales of mortgage-backed securities	Other liabilities	—	(8.0)	—	(8.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.8)	—	(0.8)

		Fair Value at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	784.6	7.8	792.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	10.5	—	10.5
Forward sales of mortgage-backed securities	Other assets	—	3.3	—	3.3
Best-efforts and mandatory commitments	Other assets	—	0.2	—	0.2

___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at March 31, 2019 and September 30, 2018 include $8.4 million and $7.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2019 and September 30, 2018:

		Fair Value at March 31, 2019		Fair Value at September 30, 2018
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$20.8	$—	$4.4
Inventory available for sale (a) (c)	Inventories	—	—	—	1.4
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	0.8	—	2.9
Other mortgage loans (a) (e)	Other assets	—	1.8	—	1.0
___________________

(a)
The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 12% to 16% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2019 and September 30, 2018:

	Carrying Value	Fair Value at March 31, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$698.8	$698.8	$—	$—	$698.8
Restricted cash (a)	32.4	32.4	—	—	32.4
Notes payable (b) (c)	3,622.4	—	2,124.2	1,559.7	3,683.9

	Carrying Value	Fair Value at September 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,473.1	$1,473.1	$—	$—	$1,473.1
Restricted cash (a)	32.9	32.9	—	—	32.9
Notes payable (b) (c)	3,203.5	—	2,602.6	642.2	3,244.8
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE N – RELATED PARTY TRANSACTIONS

In March 2019, the Company assigned its rights under a land purchase contract to R&R Riverview LLC (R&R), an entity owned by Ryan Horton and Reagan Horton, the adult sons of Donald Horton, the Company’s Chairman. In March 2019, R&R exercised its rights under the purchase contract and purchased 119 acres of undeveloped land in Arizona for $77.5 million. In connection with the transaction, Donald Horton loaned R&R $77.5 million at a 2.55% annual interest rate and obtained a security interest in the land. Concurrent with the contract assignment to R&R, the Company entered into a land purchase contract with R&R to purchase the 119 acres for R&R’s cost plus an annualized return of 16%. Based on the terms of the contract, the Company will purchase the land in two phases. The first purchase is expected in October 2019. The Company has determined R&R is a variable interest entity, the Company has the power to control the activities that most significantly impact the entity’s economic performance, and the Company is the primary beneficiary. Accordingly, the Company consolidated the variable interest entity in its consolidated financial statements by increasing inventory and notes payable at March 31, 2019 by $77.5 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
March 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$405.4	$104.3	$189.1	$—	$698.8
Restricted cash	7.6	1.8	23.0	—	32.4
Investment in subsidiaries	6,739.8	—	—	(6,739.8)	—
Inventories	4,458.3	6,527.4	955.2	(20.6)	11,920.3
Mortgage loans held for sale	—	—	796.5	—	796.5
Deferred income taxes, net	52.1	92.3	24.6	2.9	171.9
Property and equipment, net	112.2	76.8	253.3	(4.4)	437.9
Other assets	328.7	402.5	129.6	(75.1)	785.7
Goodwill	—	134.3	29.2	—	163.5
Intercompany receivables	596.9	—	—	(596.9)	—
Total Assets	$12,701.0	$7,339.4	$2,400.5	$(7,433.9)	$15,007.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$625.2	$1,034.1	$272.1	$(80.8)	$1,850.6
Intercompany payables	—	298.9	298.0	(596.9)	—
Notes payable	2,697.8	1.9	922.7	—	3,622.4
Total Liabilities	3,323.0	1,334.9	1,492.8	(677.7)	5,473.0
Stockholders’ equity	9,378.0	6,004.5	735.7	(6,757.9)	9,360.3
Noncontrolling interests	—	—	172.0	1.7	173.7
Total Equity	9,378.0	6,004.5	907.7	(6,756.2)	9,534.0
Total Liabilities & Equity	$12,701.0	$7,339.4	$2,400.5	$(7,433.9)	$15,007.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,575.2	$2,419.7	$173.5	$(39.7)	$4,128.7
Cost of sales	1,249.8	1,989.5	52.4	(35.0)	3,256.7
Selling, general and administrative expense	193.3	164.9	86.0	—	444.2
Gain on sale of assets	—	—	(26.8)	(2.5)	(29.3)
Other (income) expense	(1.1)	(0.4)	(4.2)	—	(5.7)
Income before income taxes	133.2	265.7	66.1	(2.2)	462.8
Income tax expense	31.4	62.3	15.2	(0.5)	108.4
Equity in net income of subsidiaries, net of tax	253.5	—	—	(253.5)	—
Net income	355.3	203.4	50.9	(255.2)	354.4
Net income attributable to noncontrolling interests	—	—	0.6	2.5	3.1
Net income attributable to D.R. Horton, Inc.	$355.3	$203.4	$50.3	$(257.7)	$351.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$2,910.9	$4,501.4	$304.1	$(68.7)	$7,647.7
Cost of sales	2,307.0	3,670.9	90.4	(60.5)	6,007.8
Selling, general and administrative expense	351.2	330.8	165.0	—	847.0
Gain on sale of assets	(2.0)	—	(26.8)	(2.5)	(31.3)
Other (income) expense	(2.0)	(0.8)	(11.5)	—	(14.3)
Income before income taxes	256.7	500.5	87.0	(5.7)	838.5
Income tax expense	60.6	118.1	20.0	(1.3)	197.4
Equity in net income of subsidiaries, net of tax	449.4	—	—	(449.4)	—
Net income	645.5	382.4	67.0	(453.8)	641.1
Net income attributable to noncontrolling interests	—	—	—	2.7	2.7
Net income attributable to D.R. Horton, Inc.	$645.5	$382.4	$67.0	$(456.5)	$638.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended March 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,288.0	$2,402.7	$117.5	$(13.5)	$3,794.7
Cost of sales	1,026.2	1,926.9	19.4	(10.9)	2,961.6
Selling, general and administrative expense	156.9	164.8	79.2	—	400.9
Gain on sale of assets	—	—	(1.1)	—	(1.1)
Other (income) expense	(1.7)	(0.7)	(9.1)	—	(11.5)
Income before income taxes	106.6	311.7	29.1	(2.6)	444.8
Income tax expense	20.7	67.4	5.9	—	94.0
Equity in net income of subsidiaries, net of tax	267.5	—	—	(267.5)	—
Net income	353.4	244.3	23.2	(270.1)	350.8
Net loss attributable to noncontrolling interests	—	—	(0.2)	—	(0.2)
Net income attributable to D.R. Horton, Inc.	$353.4	$244.3	$23.4	$(270.1)	$351.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Six Months Ended March 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$2,451.9	$4,455.1	$234.1	$(13.5)	$7,127.6
Cost of sales	1,941.6	3,567.0	44.1	(10.9)	5,541.8
Selling, general and administrative expense	309.1	316.4	159.6	—	785.1
Gain on sale of assets	—	—	(14.5)	—	(14.5)
Other (income) expense	(2.1)	(0.7)	(18.1)	—	(20.9)
Income before income taxes	203.3	572.4	63.0	(2.6)	836.1
Income tax expense	71.8	205.3	19.3	—	296.4
Equity in net income of subsidiaries, net of tax	410.8	—	—	(410.8)	—
Net income	$542.3	$367.1	$43.7	$(413.4)	$539.7
Net loss attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)
Net income attributable to D.R. Horton, Inc.	$542.3	$367.1	$44.3	$(413.4)	$540.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash used in operating activities	$(76.5)	$(61.5)	$(245.0)	$(78.7)	$(461.7)
INVESTING ACTIVITIES
Expenditures for property and equipment	(16.7)	(16.9)	(36.2)	—	(69.8)
Proceeds from sale of assets	10.4	—	73.4	—	83.8
Expenditures related to multi-family rental properties	—	—	(28.3)	—	(28.3)
Return of investment in unconsolidated entities	—	—	4.4	—	4.4
Net principal increase of other mortgage loans and real estate owned	—	—	(1.6)	—	(1.6)
Intercompany advances	(42.4)	—	—	42.4	—
Payments related to business acquisitions	(301.3)	—	(8.3)	—	(309.6)
Net cash (used in) provided by investing activities	(350.0)	(16.9)	3.4	42.4	(321.1)
FINANCING ACTIVITIES
Proceeds from notes payable	1,775.0	—	40.0	—	1,815.0
Repayment of notes payable	(1,524.9)	(1.1)	(5.0)	—	(1,531.0)
Advances on mortgage repurchase facility, net	—	—	53.0	—	53.0
Intercompany advances	—	24.9	17.5	(42.4)	—
Proceeds from stock associated with certain employee benefit plans	22.3	—	—	—	22.3
Cash paid for shares withheld for taxes	(19.5)	—	—	—	(19.5)
Cash dividends paid	(111.9)	—	(78.7)	78.7	(111.9)
Repurchases of common stock	(216.2)	—	—	—	(216.2)
Distributions to noncontrolling interests, net	—	—	(3.7)	—	(3.7)
Net cash (used in) provided by financing activities	(75.2)	23.8	23.1	36.3	8.0
Decrease in cash, cash equivalents and restricted cash	(501.7)	(54.6)	(218.5)	—	(774.8)
Cash, cash equivalents and restricted cash at beginning of period	914.7	160.7	430.6	—	1,506.0
Cash, cash equivalents and restricted cash at end of period	$413.0	$106.1	$212.1	$—	$731.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Six Months Ended March 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(147.3)	$269.9	$(184.4)	$(37.0)	$(98.8)
INVESTING ACTIVITIES
Expenditures for property and equipment	(21.4)	(15.0)	(3.1)	—	(39.5)
Proceeds from sale of assets	—	—	253.4	—	253.4
Expenditures related to multi-family rental properties	—	—	(44.5)	5.0	(39.5)
Return of investment in unconsolidated entities	—	—	15.1	—	15.1
Intercompany advances	266.3	—	—	(266.3)	—
Payments related to business acquisitions, net of cash acquired	(560.0)	—	401.9	—	(158.1)
Net cash (used in) provided by investing activities	(315.1)	(15.0)	622.8	(261.3)	31.4
FINANCING ACTIVITIES
Proceeds from notes payable	1,912.3	—	1.3	—	1,913.6
Repayment of notes payable	(1,740.2)	(2.3)	(10.0)	—	(1,752.5)
Advances on mortgage repurchase facility, net	—	—	69.8	—	69.8
Intercompany advances	—	(291.0)	24.7	266.3	—
Proceeds from stock associated with certain employee benefit plans	32.7	—	—	—	32.7
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(94.1)	—	(32.0)	32.0	(94.1)
Repurchases of common stock	(47.9)	—	—	—	(47.9)
Distributions to noncontrolling interests, net	—	—	(2.0)	—	(2.0)
Net cash provided by (used in) financing activities	52.5	(293.3)	51.8	298.3	109.3
(Decrease) increase in cash, cash equivalents and restricted cash	(409.9)	(38.4)	490.2	—	41.9
Cash, cash equivalents and restricted cash at beginning of period	788.7	156.0	79.6	—	1,024.3
Cash, cash equivalents and restricted cash at end of period	$378.8	$117.6	$569.8	$—	$1,066.2

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 84 markets in 29 states, primarily under the names of D.R. Horton, America’s Builder; Emerald Homes; Express Homes and Freedom Homes. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $295,900 during the six months ended March 31, 2019. Approximately 91% of our home sales revenues in the six months ended March 31, 2019 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has four projects under active construction and two projects that are substantially complete at March 31, 2019. In January 2019, DHI Communities sold its first multi-family rental property for $73.4 million and recorded a gain on the sale of $29.3 million, which is included in our consolidated statements of operations for the three and six months ended March 31, 2019. At March 31, 2019 and September 30, 2018, our consolidated balance sheets included $170.2 million and $173.2 million, respectively, of assets related to DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $263.3 million and $198.9 million at March 31, 2019 and September 30, 2018, respectively, and the combined pre-tax income of these subsidiaries was $27.5 million and $28.5 million in the three and six months ended March 31, 2019, respectively, compared to pre-tax losses of $2.2 million and $3.3 million in the same periods of fiscal 2018. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other.

OVERVIEW

Sales prices for both new and resale homes have increased across most of our markets over the past several years, which has generally reduced housing affordability. During fiscal 2018, interest rates on mortgage loans increased, which further impacted affordability. These conditions have resulted in some recent moderation of demand for new homes in late fiscal 2018 and early fiscal 2019, with variations across our markets. However, we continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

During the six months ended March 31, 2019, our number and value of net sales orders increased 5% and 3%, respectively, compared to the prior year period. During the six months ended March 31, 2019, our number of homes closed and home sales revenues both increased 8% compared to the prior year period. Our pre-tax income was $838.5 million in the current year six month period compared to $836.1 million in the prior year period, and our pre-tax operating margin was 11.0% compared to 11.7%. We are monitoring our sales pace, pricing and homes in inventory in each of our communities, and we will adjust sales pace, home pricing and incentives based on local housing market conditions.

We believe our business is well positioned with a broad geographic footprint, affordable product offerings, a balanced supply of finished lots, land and homes, a strong balance sheet and liquidity and experienced personnel across our operating markets. We remain focused on growing our revenues and profitability, generating positive annual cash flows from operations and managing our product offerings, pricing, sales pace and inventory levels to optimize the return on our inventory investments.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 62% of the lots owned and controlled at March 31, 2019 compared to 57% at September 30, 2018 and 52% at March 31, 2018. Forestar’s inventory growth is advancing our homebuilding strategy of increasing our access to optioned land and lots.

We believe that housing demand in our individual operating markets is tied closely to each market’s economy. Therefore, we expect that housing market conditions will continue to vary across our markets. If the U.S. economy continues to grow, we expect to see solid housing demand, concentrated in markets where job growth is occurring and new home prices remain affordable relative to household incomes. The pace and sustainability of new home demand and our future results could be negatively affected by weakening economic conditions, decreases in the level of employment and housing demand, decreased home affordability, increases in mortgage interest rates or tightening of mortgage lending standards.

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

•
Increasing the amount of land and finished lots controlled through purchase contracts by expanding relationships with land developers across the country and growing our majority-owned Forestar lot development operations.

•	Opportunistically pursuing acquisitions to enhance our operations and improve returns.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2019, as compared to the same period of 2018, were as follows:

Homebuilding:

•	Homebuilding revenues increased 8% to $4.0 billion compared to $3.7 billion.

•	Homes closed increased 10% to 13,480 homes, and the average closing price of those homes was $295,300.

•	Net sales orders increased 6% to 16,805 homes, and the value of net sales orders increased 4% to $4.9 billion.

•	Sales order backlog increased 7% to 16,890 homes, and the value of sales order backlog increased 3% to $5.0 billion.

•	Home sales gross margin was 19.3% compared to 20.8%.

•	Homebuilding SG&A expense was 9.0% of homebuilding revenues compared to 8.8%.

•	Homebuilding pre-tax income was $400.4 million compared to $416.0 million.

•	Homebuilding pre-tax income was 10.0% of homebuilding revenues compared to 11.3%.

•	Homebuilding cash and cash equivalents totaled $557.3 million compared to $1.1 billion and $528.9 million at September 30, 2018 and March 31, 2018, respectively.

•	Homebuilding inventories totaled $11.1 billion compared to $9.9 billion and $9.8 billion at September 30, 2018 and March 31, 2018, respectively.

•	Homes in inventory totaled 32,100 compared to 27,900 and 27,700 at September 30, 2018 and March 31, 2018, respectively.

•
Owned lots totaled 120,900 compared to 124,300 and 124,200 at September 30, 2018 and March 31, 2018, respectively. Lots controlled through purchase contracts totaled 195,500 compared to 164,200 and 133,500 at September 30, 2018 and March 31, 2018, respectively.

•	Homebuilding debt was $2.8 billion compared to $2.4 billion and $2.6 billion at September 30, 2018 and March 31, 2018, respectively.

•	Homebuilding debt to total capital was 22.9% compared to 21.4% at September 30, 2018 and 24.2% at March 31, 2018.

Forestar:

•
Forestar’s revenues increased 189% to $65.4 million compared to $22.6 million. Revenues in the current and prior year quarters included $39.7 million and $8.5 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s pre-tax income increased 257% to $16.4 million compared to $4.6 million.

•
Owned and controlled lots totaled 31,400 compared to 20,100 at September 30, 2018. Of these lots, 21,700 and 13,600, respectively, were under contract to sell to or subject to a right of first offer with D.R. Horton.

•	Forestar’s cash and cash equivalents totaled $66.4 million compared to $318.8 million at September 30, 2018.

•	Forestar’s inventories totaled $851.5 million compared to $498.0 million at September 30, 2018.

Financial Services:

•	Financial services revenues increased 7% to $101.6 million compared to $94.9 million.

•	Financial services pre-tax income increased 8% to $34.0 million compared to $31.4 million.

•	Financial services pre-tax income was 33.5% of financial services revenues compared to 33.1%.

Consolidated Results:

•	Consolidated pre-tax income was $462.8 million compared to $444.8 million.

•	Consolidated pre-tax income was 11.2% of consolidated revenues compared to 11.7%.

•	Income tax expense was $108.4 million compared to $94.0 million.

•	Net income attributable to D.R. Horton was $351.3 million compared to $351.0 million.

•	Diluted net income per common share attributable to D.R. Horton was $0.93 compared to $0.91.

•	Stockholders’ equity was $9.4 billion compared to $9.0 billion and $8.2 billion at September 30, 2018 and March 31, 2018, respectively.

•	Book value per common share increased to $25.09 compared to $23.88 and $21.72 at September 30, 2018 and March 31, 2018, respectively.

•	Debt to total capital was 27.9% compared to 26.3% at September 30, 2018 and 28.3% at March 31, 2018.

Key financial results for the six months ended March 31, 2019, as compared to the same period of 2018 (or from the acquisition date of October 5, 2017 through March 31, 2018 for Forestar’s results), were as follows:

Homebuilding:

•	Homebuilding revenues increased 7% to $7.4 billion compared to $6.9 billion.

•	Homes closed increased 8% to 24,980 homes, and the average closing price of those homes was $295,900.

•	Net sales orders increased 5% to 27,847 homes, and the value of net sales orders increased 3% to $8.2 billion.

•	Home sales gross margin was 19.6% compared to 20.8%.

•	Homebuilding SG&A expense was 9.2% of homebuilding revenues compared to 9.1%.

•	Homebuilding pre-tax income was $754.8 million compared to $789.8 million.

•	Homebuilding pre-tax income was 10.2% of homebuilding revenues compared to 11.4%.

•	Net cash used in homebuilding operations was $215.9 million compared to cash provided by homebuilding operations of $90.7 million.

Forestar:

•
Forestar’s revenues increased 94% to $103.8 million compared to $53.5 million. Revenues in the current and prior year periods included $68.7 million and $8.5 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s pre-tax income increased 145% to $21.3 million compared to $8.7 million.

Financial Services:

•	Financial services revenues increased 6% to $186.9 million compared to $176.0 million.

•	Financial services pre-tax income increased 7% to $57.6 million compared to $53.7 million.

•	Financial services pre-tax income was 30.8% of financial services revenues compared to 30.5%.

Consolidated Results:

•	Consolidated pre-tax income was $838.5 million compared to $836.1 million.

•	Consolidated pre-tax income was 11.0% of consolidated revenues compared to 11.7%.

•	Income tax expense was $197.4 million compared to $296.4 million. Income tax expense in the prior year period included a charge of $108.7 million as a result of the Tax Cuts and Jobs Act (Tax Act).

•	Net income attributable to D.R. Horton increased 18% to $638.4 million compared to $540.3 million.

•	Diluted net income per common share attributable to D.R. Horton increased 19% to $1.68 compared to $1.41.

•	Net cash used in operations was $461.7 million compared to $98.8 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Charlotte		Jacksonville
	Greensboro/Winston-Salem		Lakeland
	Raleigh/Durham		Melbourne/Vero Beach
	Wilmington		Miami/Fort Lauderdale
Pennsylvania	Philadelphia		Ocala
South Carolina	Charleston		Orlando
	Columbia		Pensacola/Panama City
	Greenville/Spartanburg		Port St. Lucie
	Hilton Head		Tampa/Sarasota
	Myrtle Beach		Volusia County
Virginia	Northern Virginia		West Palm Beach
	Southern Virginia	Georgia	Atlanta
Augusta
	Midwest Region	Mississippi	Gulf Coast
Colorado	Denver	Tennessee	Knoxville
	Fort Collins		Nashville
Illinois	Chicago
Indiana	Fort Wayne		West Region
	Indianapolis	California	Bakersfield
Iowa	Des Moines		Bay Area
Minnesota	Minneapolis/St. Paul		Fresno
Ohio	Columbus		Los Angeles County
Riverside County
	South Central Region		Sacramento
Louisiana	Baton Rouge		San Bernardino County
	Lafayette		San Diego County
Oklahoma	Oklahoma City		Ventura County
Texas	Austin	Hawaii	Hawaii
	Dallas		Kauai
	Fort Worth		Maui
	Houston		Oahu
	Killeen/Temple/Waco	Nevada	Las Vegas
	Midland/Odessa		Reno
	New Braunfels/San Marcos	Oregon	Portland/Salem
	San Antonio	Utah	Salt Lake City
		Washington	Seattle/Tacoma/Everett
	Southwest Region		Spokane
Arizona	Phoenix		Vancouver
Tucson
New Mexico	Albuquerque

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2019 and 2018.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	2,426	1,991	22%	$693.1	$566.8	22%	$285,700	$284,700	—%
Midwest	1,036	790	31%	361.3	306.5	18%	348,700	388,000	(10)%
Southeast	5,605	5,054	11%	1,488.4	1,352.6	10%	265,500	267,600	(1)%
South Central	4,779	4,788	—%	1,203.2	1,200.5	—%	251,800	250,700	—%
Southwest	797	889	(10)%	206.2	211.7	(3)%	258,700	238,100	9%
West	2,162	2,316	(7)%	989.8	1,103.4	(10)%	457,800	476,400	(4)%
	16,805	15,828	6%	$4,942.0	$4,741.5	4%	$294,100	$299,600	(2)%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	3,996	3,421	17%	$1,138.0	$965.3	18%	$284,800	$282,200	1%
Midwest	1,568	1,167	34%	558.2	451.5	24%	356,000	386,900	(8)%
Southeast	9,221	8,686	6%	2,451.7	2,329.0	5%	265,900	268,100	(1)%
South Central	8,174	7,814	5%	2,059.0	1,961.2	5%	251,900	251,000	—%
Southwest	1,327	1,590	(17)%	341.1	376.8	(9)%	257,000	237,000	8%
West	3,561	3,903	(9)%	1,619.2	1,880.3	(14)%	454,700	481,800	(6)%
	27,847	26,581	5%	$8,167.2	$7,964.1	3%	$293,300	$299,600	(2)%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2019	2018	2019	2018	2019	2018
East	573	487	$162.8	$138.1	19%	20%
Midwest	162	70	55.3	26.2	14%	8%
Southeast	1,378	1,499	367.6	397.1	20%	23%
South Central	1,234	1,194	307.4	293.8	21%	20%
Southwest	234	244	57.9	56.1	23%	22%
West	315	326	147.8	148.8	13%	12%
	3,896	3,820	$1,098.8	$1,060.1	19%	19%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2019	2018	2019	2018	2019	2018
East	1,072	877	$302.8	$249.3	21%	20%
Midwest	269	122	93.4	47.0	15%	9%
Southeast	2,597	2,620	694.3	691.6	22%	23%
South Central	2,290	2,127	571.1	525.0	22%	21%
Southwest	520	452	129.0	103.9	28%	22%
West	634	604	295.2	284.7	15%	13%
	7,382	6,802	$2,085.8	$1,901.5	21%	20%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 6% and 5% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The value of net sales orders increased 4% to $4.9 billion (16,805 homes) and 3% to $8.2 billion (27,847 homes) for the three and six months ended March 31, 2019, respectively, compared to $4.7 billion (15,828 homes) and $8.0 billion (26,581 homes) in the prior year periods. Increases in the East, Midwest and Southeast regions were partially offset by decreases in the Southwest and West regions. The average selling price of net sales orders during the three and six months ended March 31, 2019 was $294,100 and $293,300, respectively, both down 2% from the prior year periods.

Higher sales volumes in our East and Midwest regions reflect our recent acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders, which added 105 and 119 net sales orders to the East region’s results and 387 and 497 net sales orders to the Midwest region's results in the three and six months ended March 31, 2019, respectively. The decreases in net sales orders in our Southwest and West regions were primarily due to decreases in sales orders in our Phoenix and California markets. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 19% and 21% in the three and six months ended March 31, 2019, respectively, compared to 19% and 20% in the prior year periods.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	2,550	2,046	25%	$744.1	$589.7	26%	$291,800	$288,200	1%
Midwest	1,228	664	85%	417.7	258.9	61%	340,100	389,900	(13)%
Southeast	5,132	5,064	1%	1,414.5	1,404.2	1%	275,600	277,300	(1)%
South Central	5,246	4,956	6%	1,351.5	1,257.8	7%	257,600	253,800	1%
Southwest	1,013	1,028	(1)%	275.9	244.8	13%	272,400	238,100	14%
West	1,721	2,083	(17)%	794.0	1,078.1	(26)%	461,400	517,600	(11)%
	16,890	15,841	7%	$4,997.7	$4,833.5	3%	$295,900	$305,100	(3)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	1,791	1,531	17%	$518.0	$435.4	19%	$289,200	$284,400	2%
Midwest	701	514	36%	246.4	203.6	21%	351,500	396,100	(11)%
Southeast	4,527	3,935	15%	1,196.1	1,041.0	15%	264,200	264,500	—%
South Central	3,942	3,636	8%	986.9	913.3	8%	250,400	251,200	—%
Southwest	681	713	(4)%	173.2	168.8	3%	254,300	236,700	7%
West	1,838	1,952	(6)%	859.9	910.0	(6)%	467,800	466,200	—%
	13,480	12,281	10%	$3,980.5	$3,672.1	8%	$295,300	$299,000	(1)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	3,349	2,919	15%	$963.9	$828.4	16%	$287,800	$283,800	1%
Midwest	1,372	922	49%	491.2	365.0	35%	358,000	395,900	(10)%
Southeast	8,310	7,679	8%	2,209.5	2,029.7	9%	265,900	264,300	1%
South Central	7,420	6,814	9%	1,859.3	1,721.6	8%	250,600	252,700	(1)%
Southwest	1,242	1,405	(12)%	316.8	324.6	(2)%	255,100	231,000	10%
West	3,287	3,330	(1)%	1,550.5	1,587.3	(2)%	471,700	476,700	(1)%
	24,980	23,069	8%	$7,391.2	$6,856.6	8%	$295,900	$297,200	—%

Home Sales Revenue

Revenues from home sales increased 8% to $4.0 billion (13,480 homes closed) for the three months ended March 31, 2019 from $3.7 billion (12,281 homes closed) in the prior year period. Revenues from home sales increased 8% to $7.4 billion (24,980 homes closed) for the six months ended March 31, 2019 from $6.9 billion (23,069 homes closed) in the prior year period. Home sales revenues increased in most of our regions primarily due to an increase in the number of homes closed.

The number of homes closed increased 10% and 8% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The increases in our East and Midwest regions reflect our recent acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders, which added 68 and 88 closings to the East region’s results and 198 and 379 closings to the Midwest region's results in the three and six months ended March 31, 2019, respectively. The decreases in home closings in our Southwest and West regions were primarily due to decreases in homes closed in our Phoenix and California markets, respectively. The average selling price of homes closed during the three and six months ended March 31, 2019 was $295,300 and $295,900, respectively, down slightly from the prior year periods. Decreases in the average selling price of homes closed in the Midwest region were largely offset by an increase in the average selling price in the Southwest region.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Gross profit – home sales	19.3%	20.8%	19.6%	20.8%
Gross profit – land/lot sales and other	37.6%	11.8%	33.2%	13.4%
Inventory and land option charges	(0.3)%	(0.8)%	(0.3)%	(0.5)%
Gross profit – total homebuilding	19.0%	20.0%	19.3%	20.3%
Selling, general and administrative expense	9.0%	8.8%	9.2%	9.1%
Gain on sale of assets	—%	—%	—%	(0.2)%
Other (income) expense	—%	(0.1)%	—%	—%
Homebuilding pre-tax income	10.0%	11.3%	10.2%	11.4%

Home Sales Gross Profit

Gross profit from home sales was $766.3 million in the three months ended March 31, 2019 compared to $764.6 million in the prior year period and decreased 150 basis points to 19.3% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 180 basis points due to the average selling price of our homes closed decreasing while the average cost increased and 10 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by a decrease of 20 basis points in the amortization of capitalized interest and 20 basis points from warranty and construction defect expenses.

Gross profit from home sales increased 1% in the six months ended March 31, 2019 from the prior year period and decreased 120 basis points to 19.6% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 150 basis points due to the average cost of our homes closed increasing while the average selling price decreased and 10 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by a decrease of 20 basis points in the amortization of capitalized interest and 20 basis points from warranty and construction defect expenses.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $14.9 million and $21.7 million in the three and six months ended March 31, 2019, respectively, and $13.6 million and $50.0 million in the comparable periods of fiscal 2018. Land sales revenues during the six months ended March 31, 2018 included $26.5 million from the sale of a parcel of land in California. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2019, our homebuilding operations had $49.0 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At March 31, 2019, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $95.5 million and recorded impairment charges of $7.7 million during the three months ended March 31, 2019 to reduce the carrying value of impaired communities to fair value. During the six months ended March 31, 2019, impairment charges totaled $11.9 million. There were $3.0 million and $4.4 million of impairment charges recorded in the three and six months ended March 31, 2018, respectively.

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

During the three and six months ended March 31, 2019, we wrote off $6.1 million and $9.9 million, respectively, of earnest money deposits and pre-acquisition costs related to land contracts that we have terminated or expect to terminate. Earnest money and pre-acquisition cost write-offs for the three and six months ended March 31, 2018 were $2.6 million and $4.9 million, respectively. Inventory and land option charges for the three and six months ended March 31, 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 11% to $359.3 million and 9% to $683.9 million in the three and six months ended March 31, 2019, respectively, from $322.7 million and $627.5 million in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 9.0% and 9.2% in the three and six months ended March 31, 2019, respectively, compared to 8.8% and 9.1% in the prior year periods.

Employee compensation and related costs represented 73% and 72% of SG&A costs in the three and six months ended March 31, 2019, respectively, compared to 73% and 71% in the prior year periods. These costs increased 11% to $262.8 million and 9% to $489.1 million in the three and six months ended March 31, 2019, respectively, due to increases in the number of employees as compared to the prior year periods. Our homebuilding operations employed 6,904 and 6,127 employees at March 31, 2019 and 2018, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 9% to $30.5 million and 1% to $57.6 million in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The increases correspond to increases in our average homebuilding debt of 7% and 1%, respectively. Interest charged to cost of sales was 0.9% of total cost of sales (excluding inventory and land option charges) in both the three and six months ended March 31, 2019, compared to 1.1% in both prior year periods.

Gain on Sale of Assets

Gain on sale of assets from our homebuilding operations was $2.0 million in the six months ended March 31, 2019 compared to $13.4 million in the prior year period. The gain on sale during both periods resulted from the sale of multi-family rental units in our Southeast region.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.6 million and $3.5 million in the three and six months ended March 31, 2019, respectively, compared to $2.6 million and $3.4 million in the prior year periods. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

Business Acquisitions

During the first quarter of fiscal 2019, we acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $325.9 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through land purchase contracts. We also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$518.2	$45.9	8.9%	$435.8	$46.7	10.7%
Midwest	248.1	9.5	3.8%	203.6	18.7	9.2%
Southeast	1,205.3	131.0	10.9%	1,042.0	96.3	9.2%
South Central	990.2	119.3	12.0%	919.0	120.5	13.1%
Southwest	173.2	18.6	10.7%	172.1	22.0	12.8%
West	860.4	76.1	8.8%	913.2	111.8	12.2%
	$3,995.4	$400.4	10.0%	$3,685.7	$416.0	11.3%

	Six Months Ended March 31,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$965.7	$83.9	8.7%	$828.9	$91.7	11.1%
Midwest	497.2	20.2	4.1%	365.0	32.0	8.8%
Southeast	2,219.2	243.2	11.0%	2,030.6	218.8	10.8%
South Central	1,862.7	225.3	12.1%	1,727.8	222.0	12.8%
Southwest	316.9	36.3	11.5%	328.5	36.7	11.2%
West	1,551.2	145.9	9.4%	1,625.8	188.6	11.6%
	$7,412.9	$754.8	10.2%	$6,906.6	$789.8	11.4%
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

East Region — Homebuilding revenues increased 19% and 17% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Carolina markets. The acquisition of Terramor Homes in the first quarter of fiscal 2019 contributed $23.0 million and $30.1 million of revenues in the current year three and six month periods, respectively. The region generated pre-tax income of $45.9 million and $83.9 million in the three and six months ended March 31, 2019, respectively, compared to $46.7 million and $91.7 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 190 and 240 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, due to increases in the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expense was unchanged in the three month period and decreased by 10 basis points in the six month period ended March 31, 2019 compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 22% and 36% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The increases were largely due to the acquisitions of Westport Homes and Classic Builders in the first quarter of fiscal 2019 which contributed $57.0 million and $108.7 million of revenues in the current year three and six month periods, respectively. The region generated pre-tax income of $9.5 million and $20.2 million in the three and six months ended March 31, 2019, respectively, compared to $18.7 million and $32.0 million in the prior year periods. Home sales gross profit percentage decreased by 400 and 480 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The decreases in home sales gross profit percentage were due to the average selling price of homes closed decreasing by more than the average cost. As a percentage of homebuilding revenues, SG&A expense increased by 150 basis points and decreased by 10 basis points in the three and six months ended March 31, 2019, respectively. The increase in the three month period was primarily due to an increase in employee compensation and other costs related to the recent acquisitions.

Southeast Region — Homebuilding revenues increased 16% and 9% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, primarily due to increases in many of our Florida markets. The region generated pre-tax income of $131.0 million and $243.2 million in the three and six months ended March 31, 2019, respectively, compared to $96.3 million and $218.8 million in the prior year periods. The region’s results in both prior year periods include a $24.5 million inventory and land option charge related to the settlement of an outstanding dispute associated with a land transaction. The region’s pre-tax income in the prior year six month period included a $13.4 million gain on sale of multi-family rental units in one community. Home sales gross profit percentage decreased by 80 and 30 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased by 20 basis points and increased by 10 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods.

South Central Region — Homebuilding revenues increased 8% in both the three and six months ended March 31, 2019 compared to the prior year periods, primarily due to increases in the number of homes closed in our Houston and Fort Worth markets. The region generated pre-tax income of $119.3 million and $225.3 million in the three and six months ended March 31, 2019, respectively, compared to $120.5 million and $222.0 million in the prior year periods. Home sales gross profit percentage decreased by 130 and 120 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, due to the average selling price of homes closed decreasing while the average cost increased slightly. As a percentage of homebuilding revenues, SG&A expense decreased by 10 and 20 basis points in the three and six month period ended March 31, 2019, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 1% and decreased 4% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. In both periods, the number of homes closed in the region decreased, particularly in our Phoenix market, while the average selling price of homes closed increased. The region generated pre-tax income of $18.6 million and $36.3 million in the three and six months ended March 31, 2019, respectively, compared to $22.0 million and $36.7 million in the prior year periods. Home sales gross profit percentage decreased by 220 basis points and increased by 20 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The gross profit percentage in the current year three month period was negatively affected by an increase in warranty and construction defect costs. As a percentage of homebuilding revenues, SG&A expense increased by 30 and 40 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods.

West Region — Homebuilding revenues decreased 6% and 5% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. The decrease in the three month period was due to a decrease in the number of homes closed, particularly in our California markets. The decrease in the six month period was primarily due to land sales of $38.6 million in the prior year period compared to $0.3 million in the current year period. The region generated pre-tax income of $76.1 million and $145.9 million in the three and six months ended March 31, 2019, respectively, compared to $111.8 million and $188.6 million in the prior year periods. Home sales gross profit percentage decreased by 180 and 90 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, due to the average cost of homes increasing more than the average selling price. As a percentage of homebuilding revenues, SG&A expense increased by 80 and 70 basis points in the three and six months ended March 31, 2019, respectively, compared to the prior year periods, primarily due to a decrease in homebuilding revenues.

HOMEBUILDING INVENTORIES, LAND AND LOT POSITION AND HOMES IN INVENTORY

We routinely enter into contracts to purchase land or developed residential lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. We also purchase undeveloped land that generally is vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

Our homebuilding segment’s inventories at March 31, 2019 and September 30, 2018 are summarized as follows:

	As of March 31, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$829.2	$512.5	$10.3	$2.4	$1,354.4
Midwest	444.6	370.6	1.8	0.7	817.7
Southeast	1,603.8	1,213.6	31.8	2.9	2,852.1
South Central	1,447.9	1,272.4	0.3	—	2,720.6
Southwest	251.6	374.8	1.7	—	628.1
West	1,378.8	1,030.1	15.6	42.4	2,466.9
Corporate and unallocated (1)	130.2	105.4	0.8	0.6	237.0
	$6,086.1	$4,879.4	$62.3	$49.0	$11,076.8

	As of September 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$648.6	$529.5	$10.1	$3.8	$1,192.0
Midwest	369.9	208.0	1.8	3.4	583.1
Southeast	1,388.4	1,248.5	31.5	0.3	2,668.7
South Central	1,222.5	1,216.3	0.3	0.3	2,439.4
Southwest	194.8	303.2	1.7	—	499.7
West	1,146.5	1,076.1	14.4	31.5	2,268.5
Corporate and unallocated (1)	113.7	107.7	1.4	0.9	223.7
	$5,084.4	$4,689.3	$61.2	$40.2	$9,875.1
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at March 31, 2019 and September 30, 2018 are summarized as follows:

	As of March 31, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	9,800	25,800	35,600	4,700
Midwest	7,300	14,300	21,600	2,100
Southeast	34,600	84,800	119,400	9,700
South Central	42,200	50,900	93,100	9,400
Southwest	6,700	6,200	12,900	1,700
West	20,300	13,500	33,800	4,500
	120,900	195,500	316,400	32,100
	38%	62%	100%

	As of September 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,900	19,400	31,300	3,700
Midwest	3,800	9,300	13,100	1,700
Southeast	37,100	70,400	107,500	8,900
South Central	42,900	45,700	88,600	8,400
Southwest	7,600	5,000	12,600	1,400
West	21,000	14,400	35,400	3,800
	124,300	164,200	288,500	27,900
	43%	57%	100%
___________________

(1)
Land/lots owned include approximately 34,900 and 35,100 owned lots that are fully developed and ready for home construction at March 31, 2019 and September 30, 2018, respectively. Land/lots owned also include land held for development representing 1,800 and 1,700 lots at March 31, 2019 and September 30, 2018, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2019 and September 30, 2018 was $7.4 billion and $6.5 billion, respectively, secured by earnest money deposits of $461.0 million and $401.1 million, respectively. The total remaining purchase price of lots controlled at March 31, 2019 included $895.8 million related to lot purchase contracts with Forestar, secured by $76.5 million of earnest money. The total remaining purchase price of lots controlled at September 30, 2018 included $522.2 million related to lot purchase contracts with Forestar, secured by $48.0 million of earnest money.

(3)
Lots controlled at March 31, 2019 include approximately 21,700 lots owned or controlled by Forestar, 12,100 of which our homebuilding divisions have under contract to purchase and 9,600 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 7,600 lots were in our Southeast region, 4,600 lots were in our South Central region, 4,200 lots were in our West region, 2,300 lots were in our East region, 2,200 lots were in our Southwest region and 800 lots were in our Midwest region. Lots controlled at September 30, 2018 included approximately 13,600 lots owned or controlled by Forestar, 5,500 of which our homebuilding divisions had under contract to purchase and 8,100 of which our homebuilding divisions had a right of first offer to purchase.

(4)
Approximately 17,800 and 16,400 of our homes in inventory were unsold at March 31, 2019 and September 30, 2018, respectively. At March 31, 2019, approximately 5,300 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2018, approximately 4,000 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 and 1,800 model homes at March 31, 2019 and September 30, 2018, respectively.

RESULTS OF OPERATIONS – FORESTAR

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 41 markets and 17 states as of March 31, 2019. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three and six months ended March 31, 2019 and 2018 were as follows. For fiscal 2018, the six month period refers to the period from the acquisition date of October 5, 2017 through March 31, 2018.

	Three Months Ended March 31,		Six Months Ended March 31, 2019	For the Period from October 5, 2017 to March 31, 2018
	2019	2018
	(In millions)
Residential land and lot sales	$50.4	$20.6	$85.3	$44.4
Commercial lot sales	15.0	2.0	18.5	9.1
Total revenues	$65.4	$22.6	$103.8	$53.5
Cost of sales	43.7	16.2	74.3	35.5
Selling, general and administrative expense	6.2	5.6	11.9	19.1
Gain on sale of assets	—	(2.7)	(0.9)	(2.7)
Interest expense	—	2.1	—	4.2
Other (income) expense	(0.9)	(3.2)	(2.8)	(11.3)
Income before income taxes	$16.4	$4.6	$21.3	$8.7

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and six months ended March 31, 2019, Forestar lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended March 31,		Six Months Ended March 31, 2019	For the Period from October 5, 2017 to March 31, 2018
	2019	2018
	($ in millions)
Total residential single-family lots sold	548	304	1,066	559
Residential single-family lots sold to D.R. Horton	453	183	908	183
Residential land and lot sales revenues from sales to D.R. Horton	$39.7	$8.5	$68.7	$8.5

SG&A expense for the three and six months ended March 31, 2019 includes charges of $0.5 million and $1.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.3 million in both periods of fiscal 2018. SG&A expense for the six month period ended March 31, 2018 includes $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date.

Other income includes equity in earnings of unconsolidated entities of $0.6 million in the six months ended March 31, 2019 and $1.5 million and $9.1 million in the three and six months ended March 31, 2018, respectively. The amount for the prior year six month period primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

At March 31, 2019, Forestar owned directly or controlled through land and lot purchase contracts approximately 31,400 residential lots, of which approximately 3,600 are fully developed. Approximately 21,700 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 300 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,518	7,046	7%	13,762	13,060	5%
Number of homes closed by D.R. Horton	13,480	12,281	10%	24,980	23,069	8%
Percentage of D.R. Horton homes financed by DHI Mortgage	56%	57%		55%	57%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	7,536	7,081	6%	13,797	13,127	5%
Total number of loans originated or brokered by DHI Mortgage	7,662	7,278	5%	14,060	13,566	4%
Captive business percentage	98%	97%		98%	97%
Loans sold by DHI Mortgage to third parties	6,949	6,758	3%	13,996	13,100	7%

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
	(In millions)
Loan origination fees	$3.5	$3.8	(8)%	$6.8	$7.3	(7)%
Sale of servicing rights and gains from sale of mortgage loans	73.1	68.8	6%	132.9	125.7	6%
Other revenues	5.2	4.5	16%	9.7	8.6	13%
Total mortgage operations revenues	81.8	77.1	6%	149.4	141.6	6%
Title policy premiums	19.8	17.8	11%	37.5	34.4	9%
Total revenues	101.6	94.9	7%	186.9	176.0	6%
General and administrative expense	71.3	66.7	7%	137.0	128.4	7%
Other (income) expense	(3.7)	(3.2)	16%	(7.7)	(6.1)	26%
Financial services pre-tax income	$34.0	$31.4	8%	$57.6	$53.7	7%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
General and administrative expense	70.2%	70.3%	73.3%	73.0%
Other (income) expense	(3.6)%	(3.4)%	(4.1)%	(3.5)%
Financial services pre-tax income	33.5%	33.1%	30.8%	30.5%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2019, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 7% and 5%, respectively, primarily as a result of increases in the number of homes closed by our homebuilding operations of 10% and 8%. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 56% and 55% in the three and six months ended March 31, 2019, respectively, compared to 57% in both prior year periods.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in both the three and six months ended March 31, 2019 compared to 97% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 3% and 7% in the three and six months ended March 31, 2019, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on March 31, 2019 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 93% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2019 were sold to four major financial entities, the largest of which purchased 32% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 6% to $81.8 million and $149.4 million in the three and six months ended March 31, 2019, respectively, from $77.1 million and $141.6 million in the prior year periods, while the number of loan originations increased 5% and 4% over those same periods.

General and administrative (G&A) expense related to our financial services operations increased 7% to $71.3 million and $137.0 million in the three and six months ended March 31, 2019, respectively, from $66.7 million and $128.4 million in the prior year periods. The increases were primarily due to increases in employee related costs. Our financial services operations employed 1,923 and 1,862 employees at March 31, 2019 and 2018, respectively.

As a percentage of financial services revenues, G&A expense was 70.2% and 73.3% in the three and six months ended March 31, 2019, respectively, compared to 70.3% and 73.0% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2019 was $462.8 million and $838.5 million, respectively, compared to $444.8 million and $836.1 million in the prior year periods.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2019 was $108.4 million and $197.4 million, respectively, compared to $94.0 million and $296.4 million in the prior year periods. Our effective tax rate was 23.4% and 23.5% for the three and six months ended March 31, 2019, respectively, compared to 21.1% and 35.5% in the prior year periods. The higher effective tax rate for the six months ended March 31, 2018 was primarily due to the remeasurement of our deferred tax assets and liabilities as a result of the Tax Act, which was enacted into law on December 22, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

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

Our deferred tax assets, net of deferred tax liabilities, were $188.9 million at March 31, 2019 compared to $211.7 million at September 30, 2018. We have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $17.0 million at March 31, 2019 and $17.7 million at September 30, 2018. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in market conditions and allow us to increase our investments in homes, finished lots, land and land development to expand our operations and grow our revenues and profitability.

At March 31, 2019, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 27.9% compared to 26.3% at September 30, 2018 and 28.3% at March 31, 2018. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 22.9% compared to 21.4% at September 30, 2018 and 24.2% at March 31, 2018. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2019. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2019, cash and cash equivalents of our homebuilding segment totaled $557.3 million.

Bank Credit Facility — We have a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $1.8 billion and $1.0 billion, respectively, during the six months ended March 31, 2019. At March 31, 2019, there were $750 million of borrowings outstanding at a 3.7% annual interest rate and $128.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $447.0 million.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2019, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $1.95 billion principal amount of homebuilding senior notes outstanding as of March 31, 2019 that mature from February 2020 through August 2023. On March 1, 2019, we repaid $500 million principal amount of our 3.75% senior notes at maturity. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At March 31, 2019, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three and six months ended March 31, 2019, we repurchased 2.0 million and 6.1 million shares, respectively, of our common stock for $75.6 million and $216.2 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2018, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $400 million of our common stock effective through September 30, 2019. The full amount of the debt authorization was remaining at March 31, 2019. Repurchases of common stock from August 1, 2018 through March 31, 2019 totaled $240.7 million, reducing the stock repurchase authorization to $159.3 million.

Capital Resources - Forestar

At March 31, 2019, Forestar had cash and cash equivalents of $66.4 million. In August 2018, Forestar entered into a $380 million senior unsecured bank credit facility. In September 2018, Forestar filed an effective shelf registration statement with the SEC, registering $500 million of equity securities. Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. In April 2019, Forestar raised capital through the issuance of senior notes as discussed below.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. At March 31, 2019, there were $35 million of borrowings outstanding at a 4.8% annual interest rate and $3.8 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Letter of Credit Facility — Forestar has a secured letter of credit agreement that requires it to deposit cash as collateral with the issuing bank. At March 31, 2019, letters of credit outstanding under the letter of credit facility totaled $15.0 million, secured by $15.7 million in cash, which is included in restricted cash in the consolidated balance sheet.

Unsecured Debt — Forestar has $118.9 million principal amount of 3.75% convertible senior notes outstanding as of March 31, 2019 that are expected to be settled in cash upon their maturity at March 1, 2020. In April 2019, Forestar issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due April 15, 2024, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 8.5%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Capital Resources - Financial Services

Cash and Cash Equivalents — At March 31, 2019, cash and cash equivalents of our financial services operations totaled $61.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2019, the mortgage repurchase facility was amended to extend its maturity date to February 21, 2020. The total capacity of the facility is $600 million; however, the capacity increases, without requiring additional commitments, to $725 million for approximately 30 days at each quarter end and to $800 million for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.0 billion subject to the availability of additional commitments. Additional commitments were obtained to increase the capacity of the facility to $800 million for approximately 30 days at the March 2019 quarter end.

As of March 31, 2019, $784.5 million of mortgage loans held for sale with a collateral value of $759.4 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $690.7 million outstanding under the mortgage repurchase facility at March 31, 2019 at a 4.2% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2019, net cash used in operating activities was $461.7 million compared to $98.8 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $215.9 million and $287.8 million of cash used in our homebuilding and Forestar segments, respectively, partially offset by $48.8 million of cash provided by our financial services segment.

We used $755.2 million of cash to increase our construction in progress and finished home inventory compared to $514.5 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots in the current year period was $445.6 million, of which $341.8 million related to Forestar, compared to $271.5 million in the prior year period, of which $167.6 million related to Forestar. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the six months ended March 31, 2019, net cash used in investing activities was $321.1 million compared to cash provided by investing activities of $31.4 million in the prior year period. The most significant investing uses of cash in the current year period were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, whereby $309.6 million of the aggregate purchase price was paid during the current year period. Proceeds from the sale of assets in the current year period included $73.4 million related to the sale of the first multi-family rental property constructed by DHI Communities. In the prior year period, we paid $558.3 million to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date. Proceeds from the sale of assets in the prior year period included $228.6 million related to Forestar, primarily from the strategic sale of assets.

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

During the six months ended March 31, 2019, net cash provided by financing activities was $8.0 million, consisting primarily of note proceeds, largely offset by note repayments, repurchases of common stock and payments of cash dividends. Note proceeds of $1.8 billion were due to draws on our revolving credit facilities. Note repayments of $1.5 billion included repayments of amounts drawn on our homebuilding revolving credit facility of $1.0 billion and repayment of $500 million principal amount of our 3.75% senior notes at maturity. We also used cash of $216.2 million to repurchase 6.1 million shares of our common stock and $111.9 million to pay dividends to our common stockholders. During the six months ended March 31, 2018, net cash provided by financing activities was $109.3 million, consisting primarily of note proceeds, partially offset by note repayments, payments of cash dividends and repurchases of common stock. Note proceeds of $1.9 billion included draws of $1.5 billion on our homebuilding revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 2020. Note repayments of $1.8 billion included our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018 and repayments of amounts drawn on our homebuilding revolving credit facility of $1.3 billion. We also used cash to repurchase 1.0 million shares of our common stock for $47.9 million during the prior year period.

During the three months ended March 31, 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per common share, which was paid on February 25, 2019 to stockholders of record on February 11, 2019. In April 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on May 28, 2019 to stockholders of record on May 13, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At March 31, 2019, we had outstanding letters of credit of $148.3 million and surety bonds of $1.6 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at March 31, 2019, there were a limited number of contracts, representing $96.8 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $50.9 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2018, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2019 and September 30, 2018, we had reserves for approximately 160 and 155 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2019, we established reserves for approximately 50 new construction defect claims and resolved 45 construction defect claims for a total cost of $5.4 million. At March 31, 2018 and September 30, 2017, we had reserves for approximately 135 and 140 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2018, we established reserves for approximately 45 new construction defect claims and resolved 50 construction defect claims for a total cost of $12.3 million.

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

We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of mortgage-backed securities, which are referred to as “hedging instruments” in the following discussion. We do not enter into or hold derivatives for trading or speculative purposes.

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2019 and 2018 was not significant, is recognized in current earnings. At March 31, 2019, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.2 billion. Uncommitted IRLCs totaled a notional amount of approximately $663.9 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $567.1 million at March 31, 2019.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2019. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2019.

	Six Months Ending September 30, 2019	Fiscal Year Ending September 30,							Fair Value at March 31, 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$3.1	$696.4	$403.3	$350.0	$700.0	$—	$—	$2,152.8	$2,208.2
Average interest rate	4.1%	3.8%	2.8%	4.5%	5.5%	—%	—%	4.3%
Variable rate	$690.7	$—	$35.0	$—	$750.0	$—	$—	$1,475.7	$1,475.7
Average interest rate	4.2%	—%	4.8%	—%	3.7%	—%	—%	3.9%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2019 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2018, we reached an agreement in principle with the EPA to settle an alleged violation of the wetlands provisions of the Clean Water Act at one of our development sites in our Southeast region. Upon finalizing the agreement in March 2019, we paid a penalty of $267,000 without an admission of liability. We also are participating in settlement discussions with the U.S. Army Corps of Engineers (ACOE) and DOJ concerning alleged violations of the wetlands provisions of the Clean Water Act at another development site in our Southeast region relating to a violation notice the ACOE issued in April 2017. This matter could potentially result in a penalty that could range between $100,000 and $350,000 without an admission of liability, but the final scope of the potential penalty is not known at this time. We do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended March 31, 2019. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
January 1, 2019 - January 31, 2019	—	$—	—	$234.9
February 1, 2019 - February 28, 2019	2,000,000	37.84	2,000,000	159.3
March 1, 2019 - March 31, 2019	—	—	—	159.3
Total	2,000,000	$37.84	2,000,000	$159.3
______________
(1) Shares purchased during the three months ended March 31, 2019 were part of a $400 million common stock repurchase authorization approved by our Board of Directors effective from August 1, 2018 through September 30, 2019. At March 31, 2019, there was $159.3 million remaining on the repurchase authorization.

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

	3.2	Amended and Restated Bylaws of the Company. (3)
	10.1	Amendment No. 8 to Credit Agreement, dated February 15, 2019 by and among the Registrant, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein. (*)
10.2
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers. (4)

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
101
The following financial statements from D.R. Horton, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Total Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (*)

*	Filed herewith.
(1)	Incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017.
(2)	Incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006.
(3)	Incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2017, filed with the SEC on November 8, 2017.
(4)	Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 22, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 30, 2019	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)