Form 10-Q
period 2019-06-30
HORTON D R INC /DE/
filed 2019-07-31
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission File Number: 1-14122
D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1341 Horton Circle
Arlington, Texas 76011
(Address of principal executive offices) (Zip code)
(817) 390-8200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	DHI	New York Stock Exchange
5.750% Senior Notes due 2023	DHI 23A	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 24, 2019, there were 369,819,919 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$864.2	$1,473.1
Restricted cash	21.1	32.9
Total cash, cash equivalents and restricted cash	885.3	1,506.0
Inventories:
Construction in progress and finished homes	5,722.6	5,086.3
Residential land and lots — developed and under development	5,811.4	5,172.4
Land held for development	125.7	96.1
Land held for sale	42.6	40.2
Total inventory	11,702.3	10,395.0
Mortgage loans held for sale	954.9	796.4
Deferred income taxes, net of valuation allowance of $16.6 million and $17.7 million at June 30, 2019 and September 30, 2018, respectively	173.9	194.0
Property and equipment, net	454.2	401.1
Other assets	889.9	712.9
Goodwill	163.5	109.2
Total assets	$15,224.0	$14,114.6
LIABILITIES
Accounts payable	$681.2	$624.7
Accrued expenses and other liabilities	1,277.5	1,127.5
Notes payable	3,450.6	3,203.5
Total liabilities	5,409.3	4,955.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 391,365,282 shares issued and 369,748,212 shares outstanding at June 30, 2019 and 388,120,243 shares issued and 376,261,635 shares outstanding at September 30, 2018	3.9	3.9
Additional paid-in capital	3,146.0	3,085.0
Retained earnings	7,190.4	6,217.9
Treasury stock, 21,617,070 shares and 11,858,608 shares at June 30, 2019 and September 30, 2018, respectively, at cost	(697.9)	(322.4)
Stockholders’ equity	9,642.4	8,984.4
Noncontrolling interests	172.3	174.5
Total equity	9,814.7	9,158.9
Total liabilities and equity	$15,224.0	$14,114.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues	$4,906.3	$4,435.3	$12,554.0	$11,562.9
Cost of sales	3,831.6	3,397.2	9,839.4	8,939.0
Selling, general and administrative expense	480.0	434.9	1,327.0	1,219.9
Gain on sale of assets	(22.6)	—	(53.9)	(14.5)
Other (income) expense	(9.4)	(13.0)	(23.7)	(33.8)
Income before income taxes	626.7	616.2	1,465.2	1,452.3
Income tax expense	153.1	162.5	350.5	458.9
Net income	473.6	453.7	1,114.7	993.4
Net income (loss) attributable to noncontrolling interests	(1.2)	(0.1)	1.5	(0.7)
Net income attributable to D.R. Horton, Inc.	$474.8	$453.8	$1,113.2	$994.1

Basic net income per common share attributable to D.R. Horton, Inc.	$1.28	$1.20	$2.98	$2.64
Weighted average number of common shares	372.3	377.4	373.5	376.6

Diluted net income per common share attributable to D.R. Horton, Inc.	$1.26	$1.18	$2.94	$2.59
Adjusted weighted average number of common shares	376.9	383.4	378.2	383.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606 (see Note A)	—	—	27.1	—	—	27.1
Net income (loss)	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee benefit plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2
Net income	—	—	351.3	—	3.1	354.4
Exercise of stock options (831,489 shares)	—	11.4	—	—	—	11.4
Stock issued under employee benefit plans (1,059,415 shares)	—	2.0	—	—	0.3	2.3
Cash paid for shares withheld for taxes	—	(15.4)	—	—	—	(15.4)
Stock-based compensation expense	—	17.8	—	—	—	17.8
Cash dividends declared ($0.15 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of common stock (2,000,000 shares)	—	—	—	(75.6)	—	(75.6)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at March 31, 2019 (373,132,964 shares)	$3.9	$3,123.4	$6,771.6	$(538.6)	$173.7	$9,534.0
Net income (loss)	—	—	474.8	—	(1.2)	473.6
Exercise of stock options (271,186 shares)	—	4.6	—	—	—	4.6
Stock issued under employee benefit plans (2,524 shares)	—	—	—	—	—	—
Stock-based compensation expense	—	18.0	—	—	—	18.0
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (3,658,462 shares)	—	—	—	(159.3)	—	(159.3)
Distributions to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Balances at June 30, 2019 (369,748,212 shares)	$3.9	$3,146.0	$7,190.4	$(697.9)	$172.3	$9,814.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$0.5	$7,747.6
Noncontrolling interests acquired	—	—	—	—	175.2	175.2
Net income (loss)	—	—	189.3	—	(0.5)	188.8
Exercise of stock options (916,913 shares)	0.1	14.7	—	—	—	14.8
Stock issued under employee benefit plans (290,974 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	(10.3)
Stock-based compensation expense	—	13.6	—	—	—	13.6
Cash dividends declared ($0.125 per share)	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (500,000 shares)	—	—	—	(25.4)	—	(25.4)
Distributions to noncontrolling interests	—	—	—	—	(1.8)	(1.8)
Balances at December 31, 2017 (375,693,966 shares)	$3.9	$3,010.2	$5,088.2	$(220.3)	$173.4	$8,055.4
Net income (loss)	—	—	351.0	—	(0.2)	350.8
Exercise of stock options (1,046,210 shares)	—	16.3	—	—	—	16.3
Stock issued under employee benefit plans (1,169,341 shares)	—	1.8	—	—	—	1.8
Stock-based compensation expense	—	17.4	—	—	—	17.4
Cash dividends declared ($0.125 per share)	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (500,000 shares)	—	—	—	(22.5)	—	(22.5)
Distributions to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Balances at March 31, 2018 (377,409,517 shares)	$3.9	$3,045.7	$5,392.1	$(242.8)	$173.0	$8,371.9
Net income (loss)	—	—	453.8	—	(0.1)	453.7
Exercise of stock options (185,389 shares)	—	3.4	—	—	—	3.4
Stock issued under employee benefit plans (6,796 shares)	—	—	—	—	—	—
Stock-based compensation expense	—	15.3	—	—	—	15.3
Cash dividends declared ($0.125 per share)	—	—	(47.1)	—	—	(47.1)
Repurchases of common stock (608,537 shares)	—	—	—	(27.0)	—	(27.0)
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Balances at June 30, 2018 (376,993,165 shares)	$3.9	$3,064.4	$5,798.8	$(269.8)	$172.6	$8,769.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2019	2018
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$1,114.7	$993.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.4	46.6
Amortization of discounts and fees	8.1	6.3
Stock-based compensation expense	53.9	46.3
Equity in earnings of unconsolidated entities	(0.5)	(3.1)
Distributions of earnings of unconsolidated entities	0.5	0.2
Deferred income taxes	11.7	160.3
Inventory and land option charges	41.0	42.8
Gain on sale of assets	(53.9)	(14.5)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(393.0)	(590.6)
Increase in residential land and lots – developed, under development, held for development and held for sale	(606.2)	(359.8)
Increase in other assets	(138.1)	(34.6)
Increase in mortgage loans held for sale	(158.5)	(92.4)
Increase in accounts payable, accrued expenses and other liabilities	148.6	105.6
Net cash provided by operating activities	80.7	306.5
INVESTING ACTIVITIES
Expenditures for property and equipment	(105.3)	(54.0)
Proceeds from sale of assets	143.8	261.1
Expenditures related to multi-family rental properties	(56.3)	(56.1)
Return of investment in unconsolidated entities	4.4	15.4
Net principal increase of other mortgage loans and real estate owned	(2.0)	(0.8)
Payments related to business acquisitions, net of cash acquired	(310.9)	(158.1)
Net cash (used in) provided by investing activities	(326.3)	7.5
FINANCING ACTIVITIES
Proceeds from notes payable	2,528.2	2,164.3
Repayment of notes payable	(2,536.1)	(2,179.5)
Advances on mortgage repurchase facility, net	158.8	106.3
Proceeds from stock associated with certain employee benefit plans	26.8	36.2
Cash paid for shares withheld for taxes	(19.5)	(10.3)
Cash dividends paid	(167.9)	(141.3)
Repurchases of common stock	(361.5)	(74.9)
Distributions to noncontrolling interests, net	(3.9)	(2.2)
Net cash used in financing activities	(375.1)	(101.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(620.7)	212.6
Cash, cash equivalents and restricted cash at beginning of period	1,506.0	1,024.3
Cash, cash equivalents and restricted cash at end of period	$885.3	$1,236.9
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$83.6	$—
Stock issued under employee incentive plans	$49.1	$63.7
Accrual for holdback payment related to acquisition	$15.0	$—
Repurchase of common stock not settled	$14.0	$—
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

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

Changes in Presentation and Reclassifications

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 in fiscal 2019, restricted cash is now included with cash and cash equivalents when reconciling beginning and ending amounts in the consolidated statements of cash flows. Prior period amounts have been reclassified to conform to the current year presentation, resulting in a decrease in cash used in investing activities of $42.2 million for the nine months ended June 30, 2018.

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

Adoption of New Accounting Standard

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for the reporting period beginning after October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and will continue to be reported under the previous accounting standards. The Company recorded an increase to retained earnings of $27.1 million, net of tax, as of October 1, 2018, due to the cumulative effect of adopting ASC 606, which was primarily related to the recognition of contract assets totaling $32.4 million for insurance brokerage commission renewals. Under ASC 606, the Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied. There was not a material impact to revenues as a result of applying ASC 606 for the three and nine months ended June 30, 2019, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

The Company’s allocation of the aggregate purchase price of these transactions, which was finalized during the current quarter, was based on the estimated fair value of the assets and liabilities acquired as follows (in millions):

Inventories	$265.5
Other assets	23.3
Goodwill	54.3
Intangible assets	8.6
Other liabilities	(25.8)
Net assets acquired	$325.9

As a result of these transactions, the Company recorded goodwill of $54.3 million, of which $49.7 million was allocated to the Midwest region and $4.6 million was allocated to the East region. The goodwill is tax deductible and relates to expected synergies from expanding the Company’s market presence in its Midwest and East regions, the experienced and knowledgeable workforce of these entities and their capital efficient operating processes. The intangible assets will be amortized on a straight-line basis to selling, general and administrative (SG&A) expense over their expected lives, which range from one to three years.

Pending Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance is effective for the Company beginning October 1, 2019 and is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 87 markets in 29 states across the United States. The Company’s operating segments are its 51 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

The Forestar segment is a residential lot development company with operations in 50 markets and 20 states. The Company’s homebuilding divisions and Forestar are identifying land development opportunities to expand Forestar’s platform, and the homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has five projects under active construction and one project that was substantially complete at June 30, 2019. In January 2019, DHI Communities sold its first multi-family rental property for $73.4 million and recorded a gain on the sale of $29.3 million. In June 2019, DHI Communities sold its second multi-family rental property for $60.0 million and recorded a gain on the sale of $22.6 million. At June 30, 2019 and September 30, 2018, the consolidated balance sheets included $167.2 million and $173.2 million, respectively, of assets related to DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2018. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$577.9	$223.0	$44.7	$18.6	$—	$—	$864.2
Restricted cash	9.8	0.2	11.1	—	—	—	21.1
Inventories:
Construction in progress and finished homes	5,723.5	—	—	—	(0.9)	—	5,722.6
Residential land and lots — developed and under development	4,847.4	988.7	—	—	(27.6)	2.9	5,811.4
Land held for development	64.9	60.8	—	—	—	—	125.7
Land held for sale	42.6	—	—	—	—	—	42.6
	10,678.4	1,049.5	—	—	(28.5)	2.9	11,702.3
Mortgage loans held for sale	—	—	954.9	—	—	—	954.9
Deferred income taxes, net	154.4	21.0	—	—	3.7	(5.2)	173.9
Property and equipment, net	234.2	2.4	3.2	214.4	—	—	454.2
Other assets	824.2	29.1	67.7	40.2	(83.0)	11.7	889.9
Goodwill	134.3	—	—	—	—	29.2	163.5
	$12,613.2	$1,325.2	$1,081.6	$273.2	$(107.8)	$38.6	$15,224.0
Liabilities
Accounts payable	$640.6	$19.5	$18.4	$3.4	$(0.7)	$—	$681.2
Accrued expenses and other liabilities	1,155.8	151.5	56.9	19.7	(93.7)	(12.7)	1,277.5
Notes payable	2,191.3	458.9	796.5	—	—	3.9	3,450.6
	$3,987.7	$629.9	$871.8	$23.1	$(94.4)	$(8.8)	$5,409.3
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
June 30, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

	Three Months Ended June 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$4,734.6	$—	$—	$—	$—	$—	$4,734.6
Land/lot sales and other	27.5	88.2	—	9.6	(73.2)	—	52.1
Financial services	—	—	119.6	—	—	—	119.6
	4,762.1	88.2	119.6	9.6	(73.2)	—	4,906.3
Cost of sales:
Home sales (5)	3,773.0	—	—	—	(1.3)	—	3,771.7
Land/lot sales and other	23.2	75.3	—	—	(66.0)	8.2	40.7
Inventory and land option charges	19.2	—	—	—	—	—	19.2
	3,815.4	75.3	—	—	(67.3)	8.2	3,831.6
Selling, general and administrative expense	387.4	7.9	76.4	8.2	—	0.1	480.0
Gain on sale of assets	—	(1.5)	—	(22.6)	—	1.5	(22.6)
Other (income) expense	(2.5)	(1.9)	(4.9)	(0.1)	—	—	(9.4)
Income before income taxes	$561.8	$8.4	$48.1	$24.1	$(5.9)	$(9.8)	$626.7
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

	Nine Months Ended June 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$12,125.8	$—	$—	$—	$—	$—	$12,125.8
Land/lot sales and other	49.2	192.0	—	22.4	(141.8)	—	121.8
Financial services	—	—	306.4	—	—	—	306.4
	12,175.0	192.0	306.4	22.4	(141.8)	—	12,554.0
Cost of sales:
Home sales (5)	9,716.5	—	—	—	(3.1)	—	9,713.4
Land/lot sales and other	37.6	149.6	—	—	(122.2)	20.0	85.0
Inventory and land option charges	41.0	—	—	—	—	—	41.0
	9,795.1	149.6	—	—	(125.3)	20.0	9,839.4
Selling, general and administrative expense	1,071.4	19.8	213.4	22.1	—	0.3	1,327.0
Gain on sale of assets	(2.0)	(2.4)	—	(51.9)	—	2.4	(53.9)
Other (income) expense	(6.1)	(4.6)	(12.6)	(0.4)	—	—	(23.7)
Income before income taxes	$1,316.6	$29.6	$105.6	$52.6	$(16.5)	$(22.7)	$1,465.2
Summary Cash Flow Information:
Depreciation and amortization	$46.4	$0.2	$1.1	$4.3	$—	$0.4	$52.4
Cash provided by (used in) operating activities	$605.7	$(450.1)	$(65.5)	$(2.5)	$(2.5)	$(4.4)	$80.7
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

	Three Months Ended June 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$4,265.5	$—	$—	$—	$—	$—	$4,265.5
Land/lot sales and other	59.1	23.6	—	—	(8.8)	(1.2)	72.7
Financial services	—	—	97.1	—	—	—	97.1
	4,324.6	23.6	97.1	—	(8.8)	(1.2)	4,435.3
Cost of sales:
Home sales	3,332.8	—	—	—	—	—	3,332.8
Land/lot sales and other	45.4	10.0	—	—	(5.6)	5.7	55.5
Inventory and land option charges	8.9	—	—	—	—	—	8.9
	3,387.1	10.0	—	—	(5.6)	5.7	3,397.2
Selling, general and administrative expense	349.1	6.5	71.1	8.1	—	0.1	434.9
Gain on sale of assets	—	(1.3)	—	—	—	1.3	—
Interest expense	—	1.6	—	—	(1.6)	—	—
Other (income) expense	(1.3)	(3.7)	(4.3)	(5.0)	—	1.3	(13.0)
Income (loss) before income taxes	$589.7	$10.5	$30.3	$(3.1)	$(1.6)	$(9.6)	$616.2
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

	Nine Months Ended June 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$11,122.1	$—	$—	$—	$—	$—	$11,122.1
Land/lot sales and other	109.2	77.0	—	—	(17.3)	(1.2)	167.7
Financial services	—	—	273.1	—	—	—	273.1
	11,231.3	77.0	273.1	—	(17.3)	(1.2)	11,562.9
Cost of sales:
Home sales	8,761.7	—	—	—	—	—	8,761.7
Land/lot sales and other	88.7	45.5	—	—	(12.3)	12.6	134.5
Inventory and land option charges	42.8	—	—	—	—	—	42.8
	8,893.2	45.5	—	—	(12.3)	12.6	8,939.0
Selling, general and administrative expense	976.6	25.6	199.6	17.8	—	0.3	1,219.9
Gain on sale of assets	(13.4)	(4.0)	—	—	—	2.9	(14.5)
Interest expense	—	5.8	—	—	(5.8)	—	—
Other (income) expense	(4.6)	(15.0)	(10.5)	(11.4)	—	7.7	(33.8)
Income (loss) before income taxes	$1,379.5	$19.1	$84.0	$(6.4)	$0.8	$(24.7)	$1,452.3
Summary Cash Flow Information:
Depreciation and amortization	$39.8	$0.2	$1.0	$5.2	$—	$0.4	$46.6
Cash provided by (used in) operating activities	$565.2	$(219.2)	$(27.0)	$(4.4)	$—	$(8.1)	$306.5

______________

(1)
Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions and the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

Homebuilding Inventories by Reporting Segment (1)	June 30, 2019	September 30, 2018
	(In millions)
East	$1,300.8	$1,192.0
Midwest	818.5	583.1
Southeast	2,733.1	2,668.7
South Central	2,660.5	2,439.4
Southwest	606.2	499.7
West	2,325.7	2,268.5
Corporate and unallocated (2)	233.6	223.7
	$10,678.4	$9,875.1
_________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues
East	$675.2	$529.1	$1,640.9	$1,357.9
Midwest	303.3	256.7	800.5	621.7
Southeast	1,388.1	1,263.3	3,607.2	3,293.9
South Central	1,178.0	1,005.4	3,040.8	2,733.2
Southwest	240.6	220.1	557.5	548.6
West	976.9	1,050.0	2,528.1	2,676.0
	$4,762.1	$4,324.6	$12,175.0	$11,231.3
Inventory and Land Option Charges
East	$0.6	$0.3	$2.3	$0.9
Midwest	1.3	4.3	1.8	4.7
Southeast	5.1	1.1	8.6	27.3
South Central	3.0	1.5	4.9	3.5
Southwest	0.3	—	0.5	0.8
West	8.9	1.7	22.9	5.6
	$19.2	$8.9	$41.0	$42.8
Income before Income Taxes (1)
East	$74.1	$67.1	$158.0	$158.7
Midwest	18.7	23.0	38.8	55.0
Southeast	168.4	156.1	411.6	374.9
South Central	164.3	143.3	389.6	365.2
Southwest	33.5	32.3	69.8	69.1
West	102.8	167.9	248.8	356.6
	$561.8	$589.7	$1,316.6	$1,379.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE C – INVENTORIES

At June 30, 2019, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. The Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $63.1 million and recorded impairment charges of $6.8 million during the three months ended June 30, 2019 to reduce the carrying value of impaired communities to fair value. During the nine months ended June 30, 2019, impairment charges totaled $18.6 million. There were $3.9 million and $8.3 million of impairment charges recorded in the three and nine months ended June 30, 2018, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During the three and nine months ended June 30, 2019, the Company wrote off $12.4 million and $22.4 million, respectively, of earnest money deposits and pre-acquisition costs related to land purchase contracts that the Company has terminated or expects to terminate. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2018 were $5.0 million and $10.0 million, respectively. Inventory and land option charges for the nine months ended June 30, 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2019	September 30, 2018
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility, maturing 2023	$150.0	$—
3.75% senior notes due 2019 (1)	—	499.6
4.0% senior notes due 2020 (1)	499.4	498.8
2.55% senior notes due 2020 (1)	398.6	397.9
4.375% senior notes due 2022 (1)	348.7	348.4
4.75% senior notes due 2023 (1)	298.9	298.7
5.75% senior notes due 2023 (1)	398.2	398.0
Other secured notes	97.5	4.5
	2,191.3	2,445.9
Forestar:
Unsecured:
Revolving credit facility, maturing 2021	—	—
3.75% convertible senior notes due 2020 (2)	119.3	119.9
8.0% senior notes due 2024 (3)	343.5	—
	462.8	119.9
Financial Services:
Mortgage repurchase facility, maturing 2020	796.5	637.7
	$3,450.6	$3,203.5

_______________

(1)	Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $6.1 million and $8.5 million at June 30, 2019 and September 30, 2018, respectively.

(2)	Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $3.9 million and $8.2 million at June 30, 2019 and September 30, 2018, respectively.

(3)	Debt issuance costs that were deducted from the carrying amount of Forestar’s 8.0% senior notes totaled $6.5 million at June 30, 2019.

Homebuilding:

The Company has a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $2.1 billion and $1.95 billion, respectively, during the nine months ended June 30, 2019. At June 30, 2019, there were $150 million of borrowings outstanding at a 3.6% annual interest rate and $138.9 million of letters of credit issued under the revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

The Company’s revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if the Company’s ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

On March 1, 2019, the Company repaid $500 million principal amount of its 3.75% senior notes at maturity.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities effective through September 30, 2019, all of which was remaining at June 30, 2019. In July 2019, the Board of Directors renewed the $500 million debt repurchase authorization with no expiration date.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. Borrowings and repayments under the facility were $85 million each during the nine months ended June 30, 2019. At June 30, 2019, there were no borrowings outstanding and $21.7 million of letters of credit issued under the revolving credit facility.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In June 2019, the mortgage repurchase facility was amended to increase its total capacity to $900 million; however, the capacity increases, without requiring additional commitments, to $1.1 billion for approximately 30 days at the end of the third quarter and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.2 billion subject to the availability of additional commitments. The maturity date of the facility is February 21, 2020.

As of June 30, 2019, $906.2 million of mortgage loans held for sale with a collateral value of $874.7 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $796.5 million outstanding under the mortgage repurchase facility at June 30, 2019 at a 4.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2019 and fiscal 2018, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Capitalized interest, beginning of period	$173.9	$170.1	$162.7	$167.9
Interest incurred (1)	38.1	31.0	104.8	93.8
Interest charged to cost of sales	(34.3)	(35.4)	(89.8)	(96.0)
Capitalized interest, end of period	$177.7	$165.7	$177.7	$165.7

_______________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $4.5 million and $10.8 million in the three and nine months ended June 30, 2019, respectively, and $3.4 million and $7.9 million in the same periods of fiscal 2018. Also included in interest incurred is Forestar interest of $7.9 million and $10.7 million in the three and nine months ended June 30, 2019, respectively, and $0.9 million and $2.3 million in the same periods of fiscal 2018.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2019, mortgage loans held for sale had an aggregate carrying value of $954.9 million and an aggregate outstanding principal balance of $924.8 million. At September 30, 2018, mortgage loans held for sale had an aggregate carrying value of $796.4 million and an aggregate outstanding principal balance of $776.1 million. During the nine months ended June 30, 2019 and 2018, mortgage loans originated totaled $6.0 billion and $5.5 billion, respectively, and mortgage loans sold totaled $5.8 billion and $5.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $85.4 million and $218.3 million during the three and nine months ended June 30, 2019, respectively, compared to $68.0 million and $193.7 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2019 were sold to four major financial entities, the largest of which purchased 32% of the total loans sold.

From time to time, the Company enters into forward sales of mortgage-backed securities (MBS) as part of a program to offer below market interest rate financing to its homebuyers in certain markets. At June 30, 2019, the Company had MBS totaling $227.1 million that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $1.9 million for the fair value of such MBS position.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2019 was $153.1 million and $350.5 million, respectively, compared to $162.5 million and $458.9 million in the prior year periods. The effective tax rate was 24.4% and 23.9% for the three and nine months ended June 30, 2019, respectively, compared to 26.4% and 31.6% in the prior year periods. The higher effective tax rate for the nine months ended June 30, 2018 was primarily due to the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

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

The Company’s deferred tax assets, net of deferred tax liabilities, were $190.5 million at June 30, 2019 compared to $211.7 million at September 30, 2018. The Company has a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $16.6 million at June 30, 2019 and $17.7 million at September 30, 2018. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$474.8	$453.8	$1,113.2	$994.1
Denominator:
Denominator for basic earnings per share — weighted average common shares	372.3	377.4	373.5	376.6
Effect of dilutive securities:
Employee stock awards	4.6	6.0	4.7	7.0
Denominator for diluted earnings per share — adjusted weighted average common shares	376.9	383.4	378.2	383.6

Basic net income per common share attributable to D.R. Horton, Inc.	$1.28	$1.20	$2.98	$2.64
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.26	$1.18	$2.94	$2.59

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities.

Effective August 1, 2018, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock effective through September 30, 2019. The Company had a remaining authorization of $375.5 million at September 30, 2018. During the nine months ended June 30, 2019, the Company used its remaining authorization to repurchase 9.8 million shares of its common stock. In July 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock effective July 30, 2019. The new authorization has no expiration date.

During each of the first three quarters of fiscal 2019, the Board of Directors approved and paid quarterly cash dividends of $0.15 per common share, the most recent of which was paid on May 28, 2019 to stockholders of record on May 13, 2019. In July 2019, the Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on August 26, 2019 to stockholders of record on August 12, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018.

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

In November 2018, a total of 360,000 performance-based RSU equity awards were granted to the Company’s Chairman and executive officers. These awards vest at the end of a three-year performance period ending September 30, 2021. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 10% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $37.75 per unit. Compensation expense related to these grants was $1.5 million and $4.6 million in the three and nine months ended June 30, 2019, respectively, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2019, a total of 1.8 million time-based RSUs were granted to approximately 900 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $33.75 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $3.0 million and $10.4 million in the three and nine months ended June 30, 2019, respectively, of which $3.5 million in the nine month period related to expense recognized for employees that were retirement eligible on the date of grant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Warranty liability, beginning of period	$213.9	$162.6	$202.0	$143.7
Warranties issued	25.8	23.6	64.7	59.3
Changes in liability for pre-existing warranties	9.4	8.1	20.9	25.9
Settlements made	(20.1)	(17.9)	(58.6)	(52.5)
Warranty liability, end of period	$229.0	$176.4	$229.0	$176.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $440.9 million and $408.1 million at June 30, 2019 and September 30, 2018, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both June 30, 2019 and September 30, 2018. Expenses related to the Company’s legal contingencies were $19.9 million and $47.5 million in the nine months ended June 30, 2019 and 2018, respectively.

The Company’s reserves for legal claims increased from $408.1 million at September 30, 2018 to $440.9 million at June 30, 2019 due to an increase in known claims and the number of closed homes that are subject to possible future construction defect claims, partially offset by payments made for legal claims during the period, net of reimbursements received from subcontractors. Changes in the Company’s legal claims reserves during the nine months ended June 30, 2019 and 2018 were as follows:

	Nine Months Ended June 30,
	2019	2018
	(In millions)
Reserves for legal claims, beginning of period	$408.1	$420.6
Increase in reserves	45.5	47.2
Payments	(12.7)	(60.0)
Reserves for legal claims, end of period	$440.9	$407.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $69.8 million, $54.6 million and $56.0 million at June 30, 2019, September 30, 2018 and June 30, 2018, respectively, and are included in other assets in the consolidated balance sheets.

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

At June 30, 2019, the Company’s homebuilding segment had total deposits of $493.1 million, consisting of cash deposits of $480.4 million and promissory notes of $12.7 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $7.2 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $84.0 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.0 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2019, representing $95.6 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $95.6 million remaining purchase price subject to specific performance provisions, $52.8 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2019, Forestar reimbursed the Company’s homebuilding segment $10.8 million and $27.6 million, respectively, for previously paid earnest money and $4.7 million and $8.4 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2018, Forestar reimbursed the Company’s homebuilding segment $2.9 million and $16.9 million, respectively, for previously paid earnest money and $4.6 million and $12.8 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At June 30, 2019, the Company had outstanding surety bonds of $1.6 billion and letters of credit of $162.3 million to secure performance under various contracts. Of the total letters of credit, $138.9 million were issued under the homebuilding revolving credit facility and $21.7 million were issued under Forestar’s revolving credit facility. The remaining $1.7 million of letters of credit were issued under secured letter of credit agreements, of which $1.5 million related to homebuilding operations and $0.2 million related to Forestar. These agreements require the deposit of cash as collateral with the issuing banks, which is included in restricted cash in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019	September 30, 2018
	(In millions)
Earnest money and refundable deposits	$522.7	$445.2
Insurance receivables	69.8	54.6
Other receivables	107.5	81.7
Prepaid assets	33.9	36.9
Rental properties	35.1	39.2
Contract assets - insurance agency commissions	36.3	—
Other	84.6	55.3
	$889.9	$712.9

The Company’s accrued expenses and other liabilities at June 30, 2019 and September 30, 2018 were as follows:

	June 30, 2019	September 30, 2018
	(In millions)
Reserves for legal claims	$440.9	$408.1
Employee compensation and related liabilities	254.9	252.5
Warranty liability	229.0	202.0
Accrued interest	36.2	14.8
Federal and state income tax liabilities	52.2	35.2
Inventory related accruals	49.5	45.5
Customer deposits	67.4	58.1
Accrued property taxes	27.3	38.0
Other	120.1	73.3
	$1,277.5	$1,127.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE M – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018. Changes in the fair value of the Level 3 assets during the nine months ended June 30, 2019 and 2018 were not material.

		Fair Value at June 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	941.1	9.2	950.3
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	21.5	—	21.5
Forward sales of mortgage-backed securities	Other liabilities	—	(14.9)	—	(14.9)
Best-efforts and mandatory commitments	Other liabilities	—	(0.6)	—	(0.6)

		Fair Value at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	784.6	7.8	792.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	10.5	—	10.5
Forward sales of mortgage-backed securities	Other assets	—	3.3	—	3.3
Best-efforts and mandatory commitments	Other assets	—	0.2	—	0.2

___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at June 30, 2019 and September 30, 2018 include $9.2 million and $7.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2019 and September 30, 2018:

		Fair Value at June 30, 2019		Fair Value at September 30, 2018
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$14.6	$—	$4.4
Inventory available for sale (a) (c)	Inventories	—	—	—	1.4
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	1.0	—	2.9
Other mortgage loans (a) (e)	Other assets	—	1.0	—	1.0

___________________

(a)
The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 14% to 16% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2019 and September 30, 2018:

	Carrying Value	Fair Value at June 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$864.2	$864.2	$—	$—	$864.2
Restricted cash (a)	21.1	21.1	—	—	21.1
Notes payable (b) (c)	3,450.6	—	2,512.5	1,044.0	3,556.5

	Carrying Value	Fair Value at September 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,473.1	$1,473.1	$—	$—	$1,473.1
Restricted cash (a)	32.9	32.9	—	—	32.9
Notes payable (b) (c)	3,203.5	—	2,602.6	642.2	3,244.8
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE N – RELATED PARTY TRANSACTIONS

In March 2019, the Company assigned its rights under a land purchase contract it entered into in December 2017 to R&R Riverview LLC (R&R), an entity owned by Ryan Horton and Reagan Horton, the adult sons of Donald Horton, the Company’s Chairman. In March 2019, R&R exercised its rights under the purchase contract and purchased 119 acres of undeveloped land in Arizona for $77.5 million. In connection with the transaction, Donald Horton loaned R&R $77.5 million at a 2.55% annual interest rate and obtained a security interest in the land. Concurrent with the contract assignment to R&R, the Company entered into a land purchase contract with R&R to purchase the 119 acres for R&R’s cost plus an annualized return of 16%. Based on the terms of the contract, the Company will purchase the land in two phases. The first purchase is currently expected in October 2019. The Company has determined R&R is a variable interest entity, the Company has the power to control the activities that most significantly impact the entity’s economic performance, and the Company is the primary beneficiary. Accordingly, the Company consolidated the variable interest entity in its consolidated financial statements by increasing inventory and notes payable by $77.5 million. In accordance with the Company’s policy on related party transactions, this transaction was reviewed and approved by the independent members of the Board of Directors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
June 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$412.7	$115.3	$336.2	$—	$864.2
Restricted cash	7.7	2.1	11.3	—	21.1
Investment in subsidiaries	7,055.5	—	—	(7,055.5)	—
Inventories	4,315.7	6,271.7	1,143.3	(28.4)	11,702.3
Mortgage loans held for sale	—	—	954.9	—	954.9
Deferred income taxes, net	61.4	90.5	18.4	3.6	173.9
Property and equipment, net	124.8	76.2	257.6	(4.4)	454.2
Other assets	382.2	440.7	150.7	(83.7)	889.9
Goodwill	—	134.3	29.2	—	163.5
Intercompany receivables	58.7	211.7	—	(270.4)	—
Total Assets	$12,418.7	$7,342.5	$2,901.6	$(7,438.8)	$15,224.0
LIABILITIES & EQUITY
Accounts payable and other liabilities	$646.2	$1,074.1	$330.8	$(92.4)	$1,958.7
Intercompany payables	—	—	270.4	(270.4)	—
Notes payable	2,107.2	6.7	1,336.7	—	3,450.6
Total Liabilities	2,753.4	1,080.8	1,937.9	(362.8)	5,409.3
Stockholders’ equity	9,665.3	6,261.7	793.9	(7,078.5)	9,642.4
Noncontrolling interests	—	—	169.8	2.5	172.3
Total Equity	9,665.3	6,261.7	963.7	(7,076.0)	9,814.7
Total Liabilities & Equity	$12,418.7	$7,342.5	$2,901.6	$(7,438.8)	$15,224.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019
NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,939.3	$2,820.9	$219.2	$(73.1)	$4,906.3
Cost of sales	1,529.6	2,286.9	82.4	(67.3)	3,831.6
Selling, general and administrative expense	191.8	193.4	94.8	—	480.0
Gain on sale of assets	—	(0.2)	(22.4)	—	(22.6)
Other (income) expense	(0.9)	(0.5)	(8.0)	—	(9.4)
Income before income taxes	218.8	341.3	72.4	(5.8)	626.7
Income tax expense	53.7	84.1	16.8	(1.5)	153.1
Equity in net income of subsidiaries, net of tax	314.6	—	—	(314.6)	—
Net income	479.7	257.2	55.6	(318.9)	473.6
Net loss attributable to noncontrolling interests	—	—	(1.9)	0.7	(1.2)
Net income attributable to D.R. Horton, Inc.	$479.7	$257.2	$57.5	$(319.6)	$474.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$4,850.2	$7,322.3	$523.3	$(141.8)	$12,554.0
Cost of sales	3,836.6	5,957.8	172.8	(127.8)	9,839.4
Selling, general and administrative expense	543.3	523.9	259.8	—	1,327.0
Gain on sale of assets	(2.0)	(0.2)	(49.2)	(2.5)	(53.9)
Other (income) expense	(2.9)	(1.3)	(19.5)	—	(23.7)
Income before income taxes	475.2	842.1	159.4	(11.5)	1,465.2
Income tax expense	114.2	202.3	36.8	(2.8)	350.5
Equity in net income of subsidiaries, net of tax	764.2	—	—	(764.2)	—
Net income	1,125.2	639.8	122.6	(772.9)	1,114.7
Net loss attributable to noncontrolling interests	—	—	(1.9)	3.4	1.5
Net income attributable to D.R. Horton, Inc.	$1,125.2	$639.8	$124.5	$(776.3)	$1,113.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,630.8	$2,693.9	$119.5	$(8.9)	$4,435.3
Cost of sales	1,293.3	2,092.5	17.0	(5.6)	3,397.2
Selling, general and administrative expense	174.4	174.1	86.4	—	434.9
Other (income) expense	(1.5)	0.5	(12.0)	—	(13.0)
Income before income taxes	164.6	426.8	28.1	(3.3)	616.2
Income tax expense	43.8	113.6	5.1	—	162.5
Equity in net income of subsidiaries, net of tax	336.2	—	—	(336.2)	—
Net income	457.0	313.2	23.0	(339.5)	453.7
Net loss attributable to noncontrolling interests	—	—	(3.5)	3.4	(0.1)
Net income attributable to D.R. Horton, Inc.	$457.0	$313.2	$26.5	$(342.9)	$453.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Nine Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$4,082.7	$7,149.0	$353.6	$(22.4)	$11,562.9
Cost of sales	3,235.0	5,659.4	61.1	(16.5)	8,939.0
Selling, general and administrative expense	483.4	490.6	245.9	—	1,219.9
Gain on sale of assets	—	—	(14.5)	—	(14.5)
Other (income) expense	(3.5)	(0.2)	(30.1)	—	(33.8)
Income before income taxes	367.8	999.2	91.2	(5.9)	1,452.3
Income tax expense	117.0	318.7	24.2	(1.0)	458.9
Equity in net income of subsidiaries, net of tax	747.5	—	—	(747.5)	—
Net income	$998.3	$680.5	$67.0	$(752.4)	$993.4
Net loss attributable to noncontrolling interests	—	—	(4.1)	3.4	(0.7)
Net income attributable to D.R. Horton, Inc.	$998.3	$680.5	$71.1	$(755.8)	$994.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$210.9	$467.4	$(518.9)	$(78.7)	$80.7
INVESTING ACTIVITIES
Expenditures for property and equipment	(37.9)	(22.6)	(44.8)	—	(105.3)
Proceeds from sale of assets	10.4	—	133.4	—	143.8
Expenditures related to multi-family rental properties	—	—	(56.3)	—	(56.3)
Return of investment in unconsolidated entities	—	—	4.4	—	4.4
Net principal increase of other mortgage loans and real estate owned	—	—	(2.0)	—	(2.0)
Intercompany advances	497.0	—	—	(497.0)	—
Payments related to business acquisitions	(302.6)	—	(8.3)	—	(310.9)
Net cash provided by (used in) investing activities	166.9	(22.6)	26.4	(497.0)	(326.3)
FINANCING ACTIVITIES
Proceeds from notes payable	2,100.0	—	428.2	—	2,528.2
Repayment of notes payable	(2,450.0)	(1.1)	(85.0)	—	(2,536.1)
Advances on mortgage repurchase facility, net	—	—	158.8	—	158.8
Intercompany advances	—	(487.0)	(10.0)	497.0	—
Proceeds from stock associated with certain employee benefit plans	26.8	—	—	—	26.8
Cash paid for shares withheld for taxes	(19.5)	—	—	—	(19.5)
Cash dividends paid	(167.9)	—	(78.7)	78.7	(167.9)
Repurchases of common stock	(361.5)	—	—	—	(361.5)
Distributions to noncontrolling interests, net	—	—	(3.9)	—	(3.9)
Net cash (used in) provided by financing activities	(872.1)	(488.1)	409.4	575.7	(375.1)
Decrease in cash, cash equivalents and restricted cash	(494.3)	(43.3)	(83.1)	—	(620.7)
Cash, cash equivalents and restricted cash at beginning of period	914.7	160.7	430.6	—	1,506.0
Cash, cash equivalents and restricted cash at end of period	$420.4	$117.4	$347.5	$—	$885.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2019

NOTE O – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Nine Months Ended June 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(17.9)	$640.4	$(254.0)	$(62.0)	$306.5
INVESTING ACTIVITIES
Expenditures for property and equipment	(29.1)	(21.5)	(3.4)	—	(54.0)
Proceeds from sale of assets	—	—	261.1	—	261.1
Expenditures related to multi-family rental properties	—	—	(61.1)	5.0	(56.1)
Return of investment in unconsolidated entities	—	—	15.4	—	15.4
Net principal increase of other mortgage loans and real estate owned	—	—	(0.8)	—	(0.8)
Intercompany advances	615.7	—	—	(615.7)	—
Payments related to business acquisitions, net of cash acquired	(560.0)	—	401.9	—	(158.1)
Net cash provided by (used in) investing activities	26.6	(21.5)	613.1	(610.7)	7.5
FINANCING ACTIVITIES
Proceeds from notes payable	2,162.2	—	2.1	—	2,164.3
Repayment of notes payable	(2,165.2)	(3.7)	(10.6)	—	(2,179.5)
Advances on mortgage repurchase facility, net	—	—	106.3	—	106.3
Intercompany advances	—	(660.6)	44.9	615.7	—
Proceeds from stock associated with certain employee benefit plans	36.2	—	—	—	36.2
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(141.3)	—	(57.0)	57.0	(141.3)
Repurchases of common stock	(74.9)	—	—	—	(74.9)
Distributions to noncontrolling interests, net	—	—	(2.2)	—	(2.2)
Net cash (used in) provided by financing activities	(193.3)	(664.3)	83.5	672.7	(101.4)
(Decrease) increase in cash, cash equivalents and restricted cash	(184.6)	(45.4)	442.6	—	212.6
Cash, cash equivalents and restricted cash at beginning of period	788.7	156.0	79.6	—	1,024.3
Cash, cash equivalents and restricted cash at end of period	$604.1	$110.6	$522.2	$—	$1,236.9

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 87 markets in 29 states, primarily under the names of D.R. Horton, America’s Builder; Emerald Homes; Express Homes and Freedom Homes. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $296,100 during the nine months ended June 30, 2019. Approximately 91% of our home sales revenues in the nine months ended June 30, 2019 were generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), for $558.3 million in cash. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” The acquisition is a component of our strategy to expand relationships with land developers and increase the portion of our homebuilding land and lot position controlled through purchase contracts to enhance operational efficiency and returns.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has five projects under active construction and one project that was substantially complete at June 30, 2019. In January 2019, DHI Communities sold its first multi-family rental property for $73.4 million and recorded a gain on the sale of $29.3 million. In June 2019, DHI Communities sold its second multi-family rental property for $60.0 million and recorded a gain on the sale of $22.6 million. At June 30, 2019 and September 30, 2018, our consolidated balance sheets included $167.2 million and $173.2 million, respectively, of assets related to DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $273.2 million and $198.9 million at June 30, 2019 and September 30, 2018, respectively, and the combined pre-tax income of these subsidiaries was $24.1 million and $52.6 million in the three and nine months ended June 30, 2019, respectively, compared to pre-tax losses of $3.1 million and $6.4 million in the same periods of fiscal 2018.

OVERVIEW

Sales prices for both new and resale homes have increased across most of our markets over the past several years, which has generally reduced housing affordability. During fiscal 2018, interest rates on mortgage loans increased, which further impacted affordability. These conditions resulted in some moderation of demand for new homes across most of our markets in late fiscal 2018 and early fiscal 2019, and in response, we increased our sales incentives to improve sales pace. In the current quarter, interest rates on mortgage loans decreased, and we reduced the level of incentives as demand began to strengthen compared to earlier in the year. We continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

During the nine months ended June 30, 2019, our number and value of net sales orders increased 5% and 4%, respectively, compared to the prior year period. During the nine months ended June 30, 2019, our number of homes closed and home sales revenues increased 10% and 9%, respectively, compared to the prior year period. Our pre-tax income was $1.5 billion in both the current and prior year nine month periods, and our pre-tax operating margin was 11.7% compared to 12.6%. We are monitoring our sales pace, pricing and homes in inventory in each of our communities, and we will adjust sales pace, home pricing and incentives based on local housing market conditions.

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

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 61% of the lots owned and controlled at June 30, 2019 compared to 57% at September 30, 2018 and 56% at June 30, 2018. Growing our majority-owned Forestar lot development operations is advancing our homebuilding strategy of increasing our controlled finished lot pipeline.

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

•
Increasing the amount of land and finished lots controlled through purchase contracts by expanding relationships with land developers across the country and continuing to grow our majority-owned Forestar lot development operations.

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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2019, as compared to the same period of 2018, were as follows:

Homebuilding:

•	Homebuilding revenues increased 10% to $4.8 billion compared to $4.3 billion.

•	Homes closed increased 13% to 15,971 homes, and the average closing price of those homes was $296,400.

•	Net sales orders increased 6% to 15,588 homes, and the value of net sales orders increased 8% to $4.7 billion.

•	Sales order backlog decreased slightly to 16,507 homes, and the value of sales order backlog was essentially unchanged at $5.0 billion.

•	Home sales gross margin was 20.3% compared to 21.9%.

•	Homebuilding SG&A expense was 8.1% of homebuilding revenues in both periods.

•	Homebuilding pre-tax income was $561.8 million compared to $589.7 million.

•	Homebuilding pre-tax income was 11.8% of homebuilding revenues compared to 13.6%.

•	Homebuilding cash and cash equivalents totaled $577.9 million compared to $1.1 billion and $748.0 million at September 30, 2018 and June 30, 2018, respectively.

•	Homebuilding inventories totaled $10.7 billion compared to $9.9 billion at both September 30, 2018 and June 30, 2018.

•	Homes in inventory totaled 29,200 compared to 27,900 and 28,100 at September 30, 2018 and June 30, 2018, respectively.

•
Owned lots totaled 118,500 compared to 124,300 and 122,200 at September 30, 2018 and June 30, 2018, respectively. Lots controlled through purchase contracts totaled 184,500 compared to 164,200 and 155,500 at September 30, 2018 and June 30, 2018, respectively.

•	Homebuilding debt was $2.2 billion compared to $2.4 billion at both September 30, 2018 and June 30, 2018.

•	Homebuilding debt to total capital was 18.5% compared to 21.4% at September 30, 2018 and 22.2% at June 30, 2018.

Forestar:

•
Forestar’s revenues increased 274% to $88.2 million compared to $23.6 million. Revenues in the current and prior year quarters included $73.2 million and $8.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s pre-tax income was $8.4 million compared to $10.5 million.

•	Forestar’s cash and cash equivalents totaled $223.0 million compared to $318.8 million and $367.7 million at September 30, 2018 and June 30, 2018, respectively.

•	Forestar’s inventories totaled $1.0 billion compared to $498.0 million and $360.8 million at September 30, 2018 and June 30, 2018, respectively.

•
Owned and controlled lots totaled 37,400 compared to 20,100 and 19,100 at September 30, 2018 and June 30, 2018, respectively. Of these lots, 24,100 were under contract to sell to or subject to a right of first offer with D.R. Horton, compared to 13,600 and 11,100 at September 30, 2018 and June 30, 2018, respectively.

•	Forestar’s debt was $458.9 million compared to $111.7 million and $110.5 million at September 30, 2018 and June 30, 2018, respectively.

Financial Services:

•	Financial services revenues increased 23% to $119.6 million compared to $97.1 million.

•	Financial services pre-tax income increased 59% to $48.1 million compared to $30.3 million.

•	Financial services pre-tax income was 40.2% of financial services revenues compared to 31.2%.

Consolidated Results:

•	Consolidated pre-tax income was $626.7 million compared to $616.2 million.

•	Consolidated pre-tax income was 12.8% of consolidated revenues compared to 13.9%.

•	Income tax expense was $153.1 million compared to $162.5 million.

•	Net income attributable to D.R. Horton was $474.8 million compared to $453.8 million.

•	Diluted net income per common share attributable to D.R. Horton was $1.26 compared to $1.18.

•	Stockholders’ equity was $9.6 billion compared to $9.0 billion and $8.6 billion at September 30, 2018 and June 30, 2018, respectively.

•	Book value per common share increased to $26.08 compared to $23.88 and $22.80 at September 30, 2018 and June 30, 2018, respectively.

•	Debt to total capital was 26.4% compared to 26.3% at September 30, 2018 and 26.5% at June 30, 2018.

Key financial results for the nine months ended June 30, 2019, as compared to the same period of 2018 (or from the acquisition date of October 5, 2017 through June 30, 2018 for Forestar’s results), were as follows:

Homebuilding:

•	Homebuilding revenues increased 8% to $12.2 billion compared to $11.2 billion.

•	Homes closed increased 10% to 40,951 homes, and the average closing price of those homes was $296,100.

•	Net sales orders increased 5% to 43,435 homes, and the value of net sales orders increased 4% to $12.9 billion.

•	Home sales gross margin was 19.9% compared to 21.2%.

•	Homebuilding SG&A expense was 8.8% of homebuilding revenues compared to 8.7%.

•	Homebuilding pre-tax income was $1.3 billion compared to $1.4 billion.

•	Homebuilding pre-tax income was 10.8% of homebuilding revenues compared to 12.3%.

•	Net cash provided by homebuilding operations was $605.7 million compared to $565.2 million.

Forestar:

•
Forestar’s revenues increased 149% to $192.0 million compared to $77.0 million. Revenues in the current and prior year periods included $141.8 million and $17.3 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s pre-tax income increased 55% to $29.6 million compared to $19.1 million.

Financial Services:

•	Financial services revenues increased 12% to $306.4 million compared to $273.1 million.

•	Financial services pre-tax income increased 26% to $105.6 million compared to $84.0 million.

•	Financial services pre-tax income was 34.5% of financial services revenues compared to 30.8%.

Consolidated Results:

•	Consolidated pre-tax income was essentially unchanged at $1.5 billion.

•	Consolidated pre-tax income was 11.7% of consolidated revenues compared to 12.6%.

•	Income tax expense was $350.5 million compared to $458.9 million. Income tax expense in the prior year period included a charge of $108.7 million as a result of the Tax Cuts and Jobs Act (Tax Act).

•	Net income attributable to D.R. Horton increased 12% to $1.1 billion compared to $994.1 million.

•	Diluted net income per common share attributable to D.R. Horton increased 14% to $2.94 compared to $2.59.

•	Net cash provided by operations was $80.7 million compared to $306.5 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Charlotte		Jacksonville
	Greensboro/Winston-Salem		Lakeland
	Raleigh/Durham		Melbourne/Vero Beach
	Wilmington		Miami/Fort Lauderdale
Pennsylvania	Philadelphia		Ocala
South Carolina	Charleston		Orlando
	Columbia		Pensacola/Panama City
	Greenville/Spartanburg		Port St. Lucie
	Hilton Head		Tampa/Sarasota
	Myrtle Beach		Volusia County
Virginia	Northern Virginia		West Palm Beach
	Southern Virginia	Georgia	Atlanta
Augusta
	Midwest Region	Mississippi	Gulf Coast
Colorado	Denver	Tennessee	Chattanooga
	Fort Collins		Knoxville
Illinois	Chicago		Memphis
Indiana	Fort Wayne		Nashville
Indianapolis
Iowa	Des Moines		West Region
Minnesota	Minneapolis/St. Paul	California	Bakersfield
Ohio	Columbus		Bay Area
Fresno
	South Central Region		Los Angeles County
Louisiana	Baton Rouge		Riverside County
	Lafayette		Sacramento
Oklahoma	Oklahoma City		San Bernardino County
Texas	Austin		San Diego County
	Dallas		Ventura County
	Fort Worth	Hawaii	Hawaii
	Houston		Kauai
	Killeen/Temple/Waco		Maui
	Midland/Odessa		Oahu
	New Braunfels/San Marcos	Nevada	Las Vegas
	San Antonio		Reno
		Oregon	Bend
	Southwest Region		Portland/Salem
Arizona	Phoenix	Utah	Salt Lake City
	Tucson	Washington	Seattle/Tacoma/Everett
New Mexico	Albuquerque		Spokane
Vancouver

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2019 and 2018.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	2,073	1,948	6%	$606.0	$557.9	9%	$292,300	$286,400	2%
Midwest	881	546	61%	298.1	221.2	35%	338,400	405,100	(16)%
Southeast	5,105	4,722	8%	1,379.5	1,253.5	10%	270,200	265,500	2%
South Central	4,475	4,478	—%	1,139.7	1,133.3	1%	254,700	253,100	1%
Southwest	799	917	(13)%	217.6	230.5	(6)%	272,300	251,400	8%
West	2,255	2,039	11%	1,066.2	969.8	10%	472,800	475,600	(1)%
	15,588	14,650	6%	$4,707.1	$4,366.2	8%	$302,000	$298,000	1%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	6,069	5,369	13%	$1,744.0	$1,523.2	14%	$287,400	$283,700	1%
Midwest	2,449	1,713	43%	856.3	672.6	27%	349,700	392,600	(11)%
Southeast	14,326	13,408	7%	3,831.2	3,582.5	7%	267,400	267,200	—%
South Central	12,649	12,292	3%	3,198.7	3,094.5	3%	252,900	251,700	—%
Southwest	2,126	2,507	(15)%	558.7	607.3	(8)%	262,800	242,200	9%
West	5,816	5,942	(2)%	2,685.4	2,850.2	(6)%	461,700	479,700	(4)%
	43,435	41,231	5%	$12,874.3	$12,330.3	4%	$296,400	$299,100	(1)%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2019	2018	2019	2018	2019	2018
East	565	578	$156.4	$157.5	21%	23%
Midwest	216	96	70.3	36.3	20%	15%
Southeast	1,446	1,533	382.3	407.4	22%	25%
South Central	1,204	1,104	304.5	272.8	21%	20%
Southwest	216	291	55.9	76.7	21%	24%
West	331	364	155.0	184.1	13%	15%
	3,978	3,966	$1,124.4	$1,134.8	20%	21%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2019	2018	2019	2018	2019	2018
East	1,637	1,455	$459.3	$406.7	21%	21%
Midwest	485	218	163.6	83.4	17%	11%
Southeast	4,043	4,153	1,076.6	1,099.0	22%	24%
South Central	3,494	3,231	875.6	797.8	22%	21%
Southwest	736	743	184.9	180.6	26%	23%
West	965	968	450.2	468.8	14%	14%
	11,360	10,768	$3,210.2	$3,036.3	21%	21%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 6% and 5% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, with increases in most of our regions. The value of net sales orders increased 8% to $4.7 billion (15,588 homes) and 4% to $12.9 billion (43,435 homes) for the three and nine months ended June 30, 2019, respectively, compared to $4.4 billion (14,650 homes) and $12.3 billion (41,231 homes) in the prior year periods, with increases in most of our regions. The average selling price of net sales orders during the three and nine months ended June 30, 2019 was $302,000 and $296,400, respectively, fluctuating slightly from the prior year periods.

Higher sales volumes in our East and Midwest regions reflect our recent acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders, which added 75 and 194 net sales orders to the East region’s results and 390 and 887 net sales orders to the Midwest region's results in the three and nine months ended June 30, 2019, respectively. Additionally, in the three month period, our Florida and Seattle markets contributed the most to higher sales volumes in our Southeast and West regions, respectively, while a decrease in sales orders in our Phoenix market contributed most to lower sales volume in our Southwest region in both periods. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% and 21% in the three and nine months ended June 30, 2019, respectively, compared to 21% in both prior year periods.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	2,267	2,113	7%	$675.5	$618.5	9%	$298,000	$292,700	2%
Midwest	1,253	556	125%	414.0	224.5	84%	330,400	403,800	(18)%
Southeast	5,056	5,066	—%	1,409.6	1,395.0	1%	278,800	275,400	1%
South Central	5,086	5,584	(9)%	1,313.4	1,432.4	(8)%	258,200	256,500	1%
Southwest	957	1,177	(19)%	264.8	294.7	(10)%	276,700	250,400	11%
West	1,888	2,040	(7)%	893.0	1,013.4	(12)%	473,000	496,800	(5)%
	16,507	16,536	—%	$4,970.3	$4,978.5	—%	$301,100	$301,100	—%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	2,356	1,881	25%	$674.7	$529.1	28%	$286,400	$281,300	2%
Midwest	856	654	31%	301.8	255.6	18%	352,600	390,800	(10)%
Southeast	5,181	4,720	10%	1,384.3	1,262.8	10%	267,200	267,500	—%
South Central	4,635	4,009	16%	1,177.8	1,002.8	17%	254,100	250,100	2%
Southwest	855	768	11%	228.7	180.6	27%	267,500	235,200	14%
West	2,088	2,082	—%	967.3	1,034.6	(7)%	463,300	496,900	(7)%
	15,971	14,114	13%	$4,734.6	$4,265.5	11%	$296,400	$302,200	(2)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	5,705	4,800	19%	$1,638.6	$1,357.5	21%	$287,200	$282,800	2%
Midwest	2,228	1,576	41%	793.0	620.6	28%	355,900	393,800	(10)%
Southeast	13,491	12,399	9%	3,593.9	3,292.5	9%	266,400	265,500	—%
South Central	12,055	10,823	11%	3,037.0	2,724.5	11%	251,900	251,700	—%
Southwest	2,097	2,173	(3)%	545.6	505.2	8%	260,200	232,500	12%
West	5,375	5,412	(1)%	2,517.7	2,621.8	(4)%	468,400	484,400	(3)%
	40,951	37,183	10%	$12,125.8	$11,122.1	9%	$296,100	$299,100	(1)%

Home Sales Revenue

Revenues from home sales increased 11% to $4.7 billion (15,971 homes closed) for the three months ended June 30, 2019 from $4.3 billion (14,114 homes closed) in the prior year period. Revenues from home sales increased 9% to $12.1 billion (40,951 homes closed) for the nine months ended June 30, 2019 from $11.1 billion (37,183 homes closed) in the prior year period. Home sales revenues increased in most of our regions primarily due to an increase in the number of homes closed.

The number of homes closed increased 13% and 10% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. The increases in our East and Midwest regions reflect our recent acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders, which added 91 and 179 closings to the East region’s results and 311 and 690 closings to the Midwest region's results in the three and nine months ended June 30, 2019, respectively. The average selling price of homes closed during the three and nine months ended June 30, 2019 was $296,400 and $296,100, respectively, down slightly from the prior year periods. Decreases in the average selling price of homes closed in the Midwest and West regions were largely offset by an increase in the average selling price in the Southwest region.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Gross profit – home sales	20.3%	21.9%	19.9%	21.2%
Gross profit – land/lot sales and other	15.6%	23.2%	23.6%	18.8%
Inventory and land option charges	(0.4)%	(0.2)%	(0.3)%	(0.4)%
Gross profit – total homebuilding	19.9%	21.7%	19.5%	20.8%
Selling, general and administrative expense	8.1%	8.1%	8.8%	8.7%
Gain on sale of assets	—%	—%	—%	(0.1)%
Other (income) expense	(0.1)%	—%	(0.1)%	—%
Homebuilding pre-tax income	11.8%	13.6%	10.8%	12.3%

Home Sales Gross Profit

Gross profit from home sales was $961.6 million in the three months ended June 30, 2019 compared to $932.7 million in the prior year period and decreased 160 basis points to 20.3% as a percentage of home sales revenues. The percentage decrease resulted from decreases of 170 basis points due to the average selling price of our homes closed decreasing while the average cost increased and 10 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by improvements of 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a reduction in warranty and construction defect expenses.

Gross profit from home sales was $2.4 billion in the nine months ended June 30, 2019, essentially unchanged from the prior year period, but decreased 130 basis points to 19.9% as a percentage of home sales revenues. The percentage decrease resulted from decreases of 150 basis points due to the average selling price of our homes closed decreasing while the average cost increased and 10 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by improvements of 20 basis points due to a reduction in warranty and construction defect expenses and 10 basis points due to a reduction in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $27.5 million and $49.2 million in the three and nine months ended June 30, 2019, respectively, and $59.1 million and $109.2 million in the comparable periods of fiscal 2018. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2019, our homebuilding operations had $42.6 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At June 30, 2019, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. We performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $63.1 million and recorded impairment charges of $6.8 million during the three months ended June 30, 2019 to reduce the carrying value of impaired communities to fair value. During the nine months ended June 30, 2019, impairment charges totaled $18.6 million. There were $3.9 million and $8.3 million of impairment charges recorded in the three and nine months ended June 30, 2018, respectively.

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

During the three and nine months ended June 30, 2019, we wrote off $12.4 million and $22.4 million, respectively, of earnest money deposits and pre-acquisition costs related to land contracts that we have terminated or expect to terminate. Earnest money and pre-acquisition cost write-offs for the three and nine months ended June 30, 2018 were $5.0 million and $10.0 million, respectively. Inventory and land option charges for the nine months ended June 30, 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 11% to $387.4 million and 10% to $1.1 billion in the three and nine months ended June 30, 2019, respectively, from $349.1 million and $976.6 million in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 8.1% and 8.8% in the three and nine months ended June 30, 2019, respectively, compared to 8.1% and 8.7% in the prior year periods.

Employee compensation and related costs represented 73% and 72% of SG&A costs in the three and nine months ended June 30, 2019, consistent with the prior year periods. These costs increased 12% to $283.7 million and 10% to $772.8 million in the three and nine months ended June 30, 2019, respectively, due to increases in the number of employees as compared to the prior year periods. Our homebuilding operations employed 6,962 and 6,334 employees at June 30, 2019 and 2018, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $25.7 million and $83.3 million in the three and nine months ended June 30, 2019, respectively, compared to $26.7 million and $83.6 million the prior year periods. Interest charged to cost of sales was 0.9% of total cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2019, compared to 1.0% and 1.1% in the prior year periods.

Gain on Sale of Assets

Gain on sale of assets from our homebuilding operations was $2.0 million in the nine months ended June 30, 2019 compared to $13.4 million in the prior year period. The gain on sale during both periods resulted from the sale of multi-family rental units in our homebuilding segment’s Southeast region.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $2.5 million and $6.1 million in the three and nine months ended June 30, 2019, respectively, compared to $1.3 million and $4.6 million in the prior year periods. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income or expense are not significant, either individually or in the aggregate.

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

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$675.2	$74.1	11.0%	$529.1	$67.1	12.7%
Midwest	303.3	18.7	6.2%	256.7	23.0	9.0%
Southeast	1,388.1	168.4	12.1%	1,263.3	156.1	12.4%
South Central	1,178.0	164.3	13.9%	1,005.4	143.3	14.3%
Southwest	240.6	33.5	13.9%	220.1	32.3	14.7%
West	976.9	102.8	10.5%	1,050.0	167.9	16.0%
	$4,762.1	$561.8	11.8%	$4,324.6	$589.7	13.6%

	Nine Months Ended June 30,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,640.9	$158.0	9.6%	$1,357.9	$158.7	11.7%
Midwest	800.5	38.8	4.8%	621.7	55.0	8.8%
Southeast	3,607.2	411.6	11.4%	3,293.9	374.9	11.4%
South Central	3,040.8	389.6	12.8%	2,733.2	365.2	13.4%
Southwest	557.5	69.8	12.5%	548.6	69.1	12.6%
West	2,528.1	248.8	9.8%	2,676.0	356.6	13.3%
	$12,175.0	$1,316.6	10.8%	$11,231.3	$1,379.5	12.3%
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

East Region — Homebuilding revenues increased 28% and 21% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Carolina markets. The acquisition of Terramor Homes in the first quarter of fiscal 2019 contributed $28.4 million and $58.5 million of revenues in the current year three and nine month periods, respectively. The region generated pre-tax income of $74.1 million and $158.0 million in the three and nine months ended June 30, 2019, respectively, compared to $67.1 million and $158.7 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 210 and 230 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to increases in the average cost of homes closed. As a percentage of homebuilding revenues, SG&A expense decreased by 50 and 30 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods.

Midwest Region — Homebuilding revenues increased 18% and 29% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. The acquisitions of Westport Homes and Classic Builders in the first quarter of fiscal 2019 contributed $89.4 million and $198.0 million of revenues to the current year three and nine month periods, respectively. The region generated pre-tax income of $18.7 million and $38.8 million in the three and nine months ended June 30, 2019, respectively, compared to $23.0 million and $55.0 million in the prior year periods. Home sales gross profit percentage decreased by 290 and 410 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to the average selling price of homes closed decreasing by more than the average cost. Inventory and land option charges were $1.3 million and $1.8 million in the three and nine months ended June 30, 2019, respectively, compared to $4.3 million and $4.7 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense increased by 160 and 60 basis points in the three and nine months ended June 30, 2019, respectively, primarily due to increases in employee compensation and other costs associated with the recent acquisitions.

Southeast Region — Homebuilding revenues increased 10% in both the three and nine months ended June 30, 2019 compared to the prior year periods, primarily due to increases in many of our Florida markets. The region generated pre-tax income of $168.4 million and $411.6 million in the three and nine months ended June 30, 2019, respectively, compared to $156.1 million and $374.9 million in the prior year periods. The region’s results in the prior year nine month period included a $24.5 million inventory and land option charge related to the settlement of an outstanding dispute associated with a land transaction and a $13.4 million gain on sale of multi-family rental units in one community. Home sales gross profit percentage decreased by 10 and 20 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. As a percentage of homebuilding revenues, SG&A expense decreased by 10 basis points in both the three and nine months ended June 30, 2019 compared to the prior year periods.

South Central Region — Homebuilding revenues increased 17% and 11% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Houston and Fort Worth markets. The region generated pre-tax income of $164.3 million and $389.6 million in the three and nine months ended June 30, 2019, respectively, compared to $143.3 million and $365.2 million in the prior year periods. Home sales gross profit percentage decreased by 70 and 100 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expense decreased by 50 and 30 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 9% and 2% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. In the three month period, the number of homes closed increased 11%, while in the nine month period the number of homes closed decreased 3%, largely due to a decrease in the Phoenix market. In both periods the average selling price of homes closed increased. The region generated pre-tax income of $33.5 million and $69.8 million in the three and nine months ended June 30, 2019, respectively, compared to $32.3 million and $69.1 million in the prior year periods. Home sales gross profit percentage increased by 230 and 100 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to the average selling price of homes closed increasing by more than the average cost. The gross profit percentage in both current year periods was also positively impacted by a decrease in warranty and construction defect costs. Both prior year periods benefited from $13.1 million of gross profit from land sales, compared to $1.5 million in both current year periods. As a percentage of homebuilding revenues, SG&A expense decreased by 10 basis points in the three month period and increased by 10 basis points in the nine month period ended June 30, 2019 compared to the prior year periods.

West Region — Homebuilding revenues decreased 7% and 6% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to a decrease in the average selling price of homes closed. The decrease in the nine month period was also due to land sales of $54.1 million in the prior year period compared to $9.8 million in the current year period. The region generated pre-tax income of $102.8 million and $248.8 million in the three and nine months ended June 30, 2019, respectively, compared to $167.9 million and $356.6 million in the prior year periods. Home sales gross profit percentage decreased by 430 and 230 basis points in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods, due to the average selling price of homes closed decreasing by more than the average cost. Inventory and land option charges were $8.9 million and $22.9 million in the three and nine months ended June 30, 2019, respectively, compared to $1.7 million and $5.6 million in the prior year periods. As a percentage of homebuilding revenues, SG&A expense increased by 70 basis points in both the three and nine months ended June 30, 2019 compared to the prior year periods, primarily due to a decrease in homebuilding revenues.

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

Our homebuilding segment’s inventories at June 30, 2019 and September 30, 2018 are summarized as follows:

	As of June 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$753.7	$534.2	$10.4	$2.5	$1,300.8
Midwest	430.4	384.9	1.8	1.4	818.5
Southeast	1,516.0	1,181.3	34.4	1.4	2,733.1
South Central	1,350.5	1,309.7	0.3	—	2,660.5
Southwest	241.8	347.2	1.7	15.5	606.2
West	1,306.8	982.1	15.5	21.3	2,325.7
Corporate and unallocated (1)	124.3	108.0	0.8	0.5	233.6
	$5,723.5	$4,847.4	$64.9	$42.6	$10,678.4

	As of September 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$648.6	$529.5	$10.1	$3.8	$1,192.0
Midwest	369.9	208.0	1.8	3.4	583.1
Southeast	1,388.4	1,248.5	31.5	0.3	2,668.7
South Central	1,222.5	1,216.3	0.3	0.3	2,439.4
Southwest	194.8	303.2	1.7	—	499.7
West	1,146.5	1,076.1	14.4	31.5	2,268.5
Corporate and unallocated (1)	113.7	107.7	1.4	0.9	223.7
	$5,084.4	$4,689.3	$61.2	$40.2	$9,875.1
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at June 30, 2019 and September 30, 2018 are summarized as follows:

	As of June 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	10,200	28,100	38,300	4,000
Midwest	7,900	12,100	20,000	2,200
Southeast	32,600	76,800	109,400	8,900
South Central	41,000	50,400	91,400	8,400
Southwest	7,000	4,300	11,300	1,500
West	19,800	12,800	32,600	4,200
	118,500	184,500	303,000	29,200
	39%	61%	100%

	As of September 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,900	19,400	31,300	3,700
Midwest	3,800	9,300	13,100	1,700
Southeast	37,100	70,400	107,500	8,900
South Central	42,900	45,700	88,600	8,400
Southwest	7,600	5,000	12,600	1,400
West	21,000	14,400	35,400	3,800
	124,300	164,200	288,500	27,900
	43%	57%	100%
___________________

(1)
Land/lots owned include approximately 33,800 and 35,100 owned lots that are fully developed and ready for home construction at June 30, 2019 and September 30, 2018, respectively. Land/lots owned also include land held for development representing 1,800 and 1,700 lots at June 30, 2019 and September 30, 2018, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2019 and September 30, 2018 was $7.2 billion and $6.5 billion, respectively, secured by earnest money deposits of $493.1 million and $401.1 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2019 included $1.0 billion related to lot purchase contracts with Forestar, secured by $84.0 million of earnest money. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2018 included $522.2 million related to lot purchase contracts with Forestar, secured by $48.0 million of earnest money.

(3)
Lots controlled at June 30, 2019 include approximately 24,100 lots owned or controlled by Forestar, 13,900 of which our homebuilding divisions have under contract to purchase and 10,200 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 8,300 lots were in our Southeast region, 5,500 lots were in our South Central region, 4,400 lots were in our West region, 2,300 lots were in our East region, 2,200 lots were in our Southwest region and 1,400 lots were in our Midwest region. Lots controlled at September 30, 2018 included approximately 13,600 lots owned or controlled by Forestar, 5,500 of which our homebuilding divisions had under contract to purchase and 8,100 of which our homebuilding divisions had a right of first offer to purchase.

(4)
Approximately 14,800 and 16,400 of our homes in inventory were unsold at June 30, 2019 and September 30, 2018, respectively. At June 30, 2019, approximately 5,600 of our unsold homes were completed, of which approximately 500 homes had been completed for more than six months. At September 30, 2018, approximately 4,000 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both June 30, 2019 and September 30, 2018.

RESULTS OF OPERATIONS – FORESTAR

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 50 markets and 20 states as of June 30, 2019. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2019 and 2018 were as follows. For fiscal 2018, the nine month period refers to the period from the acquisition date of October 5, 2017 through June 30, 2018.

	Three Months Ended June 30,		Nine Months Ended June 30, 2019	For the Period from October 5, 2017 to June 30, 2018
	2019	2018
	(In millions)
Residential land and lot sales	$87.6	$23.3	$171.6	$67.1
Commercial lot sales	—	—	18.5	9.1
Other	0.6	0.3	1.9	0.8
Total revenues	$88.2	$23.6	$192.0	$77.0
Cost of sales	75.3	10.0	149.6	45.5
Selling, general and administrative expense	7.9	6.5	19.8	25.6
Gain on sale of assets	(1.5)	(1.3)	(2.4)	(4.0)
Interest expense	—	1.6	—	5.8
Other (income) expense	(1.9)	(3.7)	(4.6)	(15.0)
Income before income taxes	$8.4	$10.5	$29.6	$19.1

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and nine months ended June 30, 2019, Forestar land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended June 30,		Nine Months Ended June 30, 2019	For the Period from October 5, 2017 to June 30, 2018
	2019	2018
	($ in millions)
Total residential single-family lots sold	1,158	297	2,224	856
Residential single-family lots sold to D.R. Horton	995	141	1,903	324
Residential lot sales revenues from sales to D.R. Horton	$73.2	$6.8	$141.8	$15.3
Residential tract acres sold to D.R. Horton	—	79	—	79
Residential land sales revenues from sales to D.R. Horton	$—	$2.0	$—	$2.0

SG&A expense for the three and nine months ended June 30, 2019 includes charges of $0.5 million and $1.6 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.3 million and $0.6 million, respectively, in the same periods of fiscal 2018. SG&A expense for the nine month period ended June 30, 2018 includes $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date.

Other income primarily consists of interest income, except in the prior year nine month period whereby the amount primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

At June 30, 2019, Forestar owned directly or controlled through land and lot purchase contracts approximately 37,400 residential lots, of which approximately 4,500 are fully developed. Approximately 24,100 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 200 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	9,235	7,837	18%	22,997	20,897	10%
Number of homes closed by D.R. Horton	15,971	14,114	13%	40,951	37,183	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	58%	56%		56%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	9,264	7,855	18%	23,061	20,982	10%
Total number of loans originated or brokered by DHI Mortgage	9,451	8,079	17%	23,511	21,645	9%
Captive business percentage	98%	97%		98%	97%
Loans sold by DHI Mortgage to third parties	8,901	7,950	12%	22,897	21,050	9%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In millions)
Loan origination fees	$3.5	$4.0	(13)%	$10.2	$11.3	(10)%
Sale of servicing rights and gains from sale of mortgage loans	85.4	68.0	26%	218.3	193.7	13%
Other revenues	6.6	4.8	38%	16.3	13.4	22%
Total mortgage operations revenues	95.5	76.8	24%	244.8	218.4	12%
Title policy premiums	24.1	20.3	19%	61.6	54.7	13%
Total revenues	119.6	97.1	23%	306.4	273.1	12%
General and administrative expense	76.4	71.1	7%	213.4	199.6	7%
Other (income) expense	(4.9)	(4.3)	14%	(12.6)	(10.5)	20%
Financial services pre-tax income	$48.1	$30.3	59%	$105.6	$84.0	26%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
General and administrative expense	63.9%	73.2%	69.6%	73.1%
Other (income) expense	(4.1)%	(4.4)%	(4.1)%	(3.8)%
Financial services pre-tax income	40.2%	31.2%	34.5%	30.8%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2019, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 18% and 10%, respectively, primarily as a result of increases in the number of homes closed by our homebuilding operations of 13% and 10%. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 58% and 56% in the three and nine months ended June 30, 2019, respectively, compared to 56% in both prior year periods.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2019 compared to 97% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 12% and 9% in the three and nine months ended June 30, 2019, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2019 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2019 were sold to four major financial entities, the largest of which purchased 32% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 24% to $95.5 million and 12% to $244.8 million in the three and nine months ended June 30, 2019, respectively, from $76.8 million and $218.4 million in the prior year periods, while the number of loan originations increased 17% and 9% over those same periods. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market.

General and administrative (G&A) expense related to our financial services operations increased 7% to $76.4 million and $213.4 million in the three and nine months ended June 30, 2019, respectively, from $71.1 million and $199.6 million in the prior year periods. The increases were primarily due to increases in employee related costs. Our financial services operations employed 1,938 and 1,907 employees at June 30, 2019 and 2018, respectively.

As a percentage of financial services revenues, G&A expense was 63.9% and 69.6% in the three and nine months ended June 30, 2019, respectively, compared to 73.2% and 73.1% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2019 was $626.7 million and $1.5 billion, respectively, compared to $616.2 million and $1.5 billion in the prior year periods.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2019 was $153.1 million and $350.5 million, respectively, compared to $162.5 million and $458.9 million in the prior year periods. Our effective tax rate was 24.4% and 23.9% for the three and nine months ended June 30, 2019, respectively, compared to 26.4% and 31.6% in the prior year periods. The higher effective tax rate for the nine months ended June 30, 2018 was primarily due to the remeasurement of our deferred tax assets and liabilities as a result of the Tax Act, which was enacted into law on December 22, 2017. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

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

Our deferred tax assets, net of deferred tax liabilities, were $190.5 million at June 30, 2019 compared to $211.7 million at September 30, 2018. We have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $16.6 million at June 30, 2019 and $17.7 million at September 30, 2018. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At June 30, 2019, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.4% compared to 26.3% at September 30, 2018 and 26.5% at June 30, 2018. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 18.5% compared to 21.4% at September 30, 2018 and 22.2% at June 30, 2018. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout the remainder of fiscal 2019 and during 2020. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2019, cash and cash equivalents of our homebuilding segment totaled $577.9 million.

Bank Credit Facility — We have a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is September 25, 2023. Borrowings and repayments under the facility were $2.1 billion and $1.95 billion, respectively, during the nine months ended June 30, 2019. At June 30, 2019, there were $150 million of borrowings outstanding at a 3.6% annual interest rate and $138.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.0 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable ratio of debt to tangible net worth and a borrowing base restriction if our ratio of debt to tangible net worth exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2019, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $1.95 billion principal amount of homebuilding senior notes outstanding as of June 30, 2019 that mature from February 2020 through August 2023. On March 1, 2019, we repaid $500 million principal amount of our 3.75% senior notes at maturity. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At June 30, 2019, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three and nine months ended June 30, 2019, we repurchased 3.7 million and 9.8 million shares, respectively, of our common stock for $159.3 million and $375.5 million.

Debt and Equity Repurchase Authorizations — Effective August 1, 2018, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $400 million of our common stock effective through September 30, 2019. At June 30, 2019, the full amount of the debt repurchase authorization was remaining. At June 30, 2019, there was no balance remaining on the common stock repurchase authorization. In July 2019, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock effective July 30, 2019 and also renewed our $500 million debt repurchase authorization. The new authorizations have no expiration date.

Capital Resources - Forestar

At June 30, 2019, Forestar had cash and cash equivalents of $223.0 million. In August 2018, Forestar entered into a $380 million senior unsecured bank credit facility. In September 2018, Forestar filed an effective shelf registration statement with the SEC, registering $500 million of equity securities. Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. In April 2019, Forestar raised capital through the issuance of senior notes as discussed below.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. The maturity date of the facility is August 16, 2021. The maturity date of the revolving credit facility may be extended by up to one year on up to three occasions, subject to the approval of lenders holding a majority of the commitments. Borrowings and repayments under the facility were $85 million each during the nine months ended June 30, 2019. At June 30, 2019, there were no borrowings outstanding and $21.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $358.3 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Unsecured Debt — Forestar has $118.9 million principal amount of 3.75% convertible senior notes outstanding as of June 30, 2019 that are expected to be settled in cash upon their maturity at March 1, 2020. In April 2019, Forestar issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due April 15, 2024, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 8.5%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2019, cash and cash equivalents of our financial services operations totaled $44.7 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In June 2019, the mortgage repurchase facility was amended to increase its total capacity to $900 million; however, the capacity increases, without requiring additional commitments, to $1.1 billion for approximately 30 days at the end of the third quarter and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.2 billion subject to the availability of additional commitments. The maturity date of the facility is February 21, 2020.

As of June 30, 2019, $906.2 million of mortgage loans held for sale with a collateral value of $874.7 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $796.5 million outstanding under the mortgage repurchase facility at June 30, 2019 at a 4.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable ratio of debt to tangible net worth and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2019, net cash provided by operating activities was $80.7 million compared to $306.5 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $605.7 million of cash provided by our homebuilding segment, partially offset by $454.5 million and $65.5 million of cash used in our Forestar and financial services segments, respectively.

We used $393.0 million of cash to increase our construction in progress and finished home inventory compared to $590.6 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots in the current year period was $606.2 million, of which $531.5 million related to Forestar, compared to $359.8 million in the prior year period, of which $259.3 million related to Forestar. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the nine months ended June 30, 2019, net cash used in investing activities was $326.3 million compared to cash provided by investing activities of $7.5 million in the prior year period. The most significant investing uses of cash in the current year period were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, whereby $310.9 million of the aggregate purchase price was paid during the current year period. Proceeds from the sale of assets in the current year period included $133.4 million related to the sale of two multi-family rental properties constructed by DHI Communities. In the prior year period, we paid $558.3 million to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date. Proceeds from the sale of assets in the prior year period included $228.6 million related to Forestar, primarily from the strategic sale of assets.

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

During the nine months ended June 30, 2019, net cash used in financing activities was $375.1 million, consisting primarily of note repayments, repurchases of common stock and payments of cash dividends, largely offset by note proceeds. Note repayments of $2.5 billion included repayments of amounts drawn on our revolving credit facilities of $2.0 billion and repayment of $500 million principal amount of our 3.75% homebuilding senior notes at maturity. We also used cash of $361.5 million to repurchase 9.4 million shares of our common stock and $167.9 million to pay dividends to our common stockholders. Note proceeds of $2.5 billion included draws of $2.2 billion on our revolving credit facilities and Forestar’s issuance of $350 million principal amount of 8.0% senior notes due April 2024.

During the nine months ended June 30, 2018, net cash used in financing activities was $101.4 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, largely offset by note proceeds. Note repayments of $2.2 billion included repayments of amounts drawn on our homebuilding revolving credit facility of $1.8 billion and our early redemption of the $400 million principal amount of our 3.625% senior notes due February 2018. Note proceeds of $2.2 billion included draws of $1.8 billion on our homebuilding revolving credit facility and our issuance of $400 million principal amount of 2.55% homebuilding senior notes due December 2020. We also used cash to repurchase 1.6 million shares of our common stock for $74.9 million during the prior year period.

During each of the first three quarters of fiscal 2019, our Board of Directors approved and paid quarterly cash dividends of $0.15 per common share, the most recent of which was paid on May 28, 2019 to stockholders of record on May 13, 2019. In July 2019, our Board of Directors approved a quarterly cash dividend of $0.15 per common share, payable on August 26, 2019 to stockholders of record on August 12, 2019. Cash dividends of $0.125 per common share were approved and paid in each quarter of fiscal 2018. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At June 30, 2019, we had outstanding letters of credit of $162.3 million and surety bonds of $1.6 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at June 30, 2019, there were a limited number of contracts, representing $95.6 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $52.8 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2018, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2019 and September 30, 2018, we had reserves for approximately 180 and 155 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2019, we established reserves for approximately 80 new construction defect claims and resolved 55 construction defect claims for a total cost of $6.9 million. At both June 30, 2018 and September 30, 2017, we had reserves for approximately 140 pending construction defect claims, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2018, we established reserves for approximately 70 new construction defect claims and resolved 70 construction defect claims for a total cost of $28.1 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2019 and 2018 was not significant, is recognized in current earnings. At June 30, 2019, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.5 billion. Uncommitted IRLCs totaled a notional amount of approximately $921.1 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $696.1 million at June 30, 2019.

From time to time, we enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At June 30, 2019, we had MBS totaling $227.1 million that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $1.9 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2019. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2019.

	Three Months Ending September 30, 2019	Fiscal Year Ending September 30,							Fair Value at June 30, 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$13.8	$697.0	$403.3	$350.4	$700.4	$351.5	$—	$2,516.4	$2,610.0
Average interest rate	4.6%	3.8%	2.8%	4.5%	5.5%	8.6%	—%	4.9%
Variable rate	$796.5	$—	$—	$—	$150.0	$—	$—	$946.5	$946.5
Average interest rate	4.1%	—%	—%	—%	3.6%	—%	—%	4.0%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2019 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2019. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2019 - April 30, 2019	—	$—	—	$159.3
May 1, 2019 - May 31, 2019	3,000,000	43.75	3,000,000	28.0
June 1, 2019 - June 30, 2019	658,462	42.52	658,462	—
Total	3,658,462	$43.53	3,658,462	$—
_________________
(1) Shares purchased during the three months ended June 30, 2019 were part of a $400 million common stock repurchase authorization approved by our Board of Directors effective from August 1, 2018 through September 30, 2019. At June 30, 2019, there was no balance remaining on the repurchase authorization. In July 2019, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock effective July 30, 2019. The new authorization has no expiration date.

ITEM 6.  EXHIBITS

(a)	Exhibits.
2.1
Agreement and Plan of Merger dated June 29, 2017 by and among D.R. Horton, Inc., Force Merger Sub, Inc. and Forestar Group Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006).

	3.2		Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 2, 2017, filed with the SEC on November 8, 2017).
10.1
Eighth Amendment to Second Amended and Restated Master Repurchase Agreement, dated June 21, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 21, 2019, filed with the SEC on June 26, 2019).

	31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
	32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	**	XBRL Taxonomy Extension Schema Document.
	101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished herewith.
**	Submitted electronically herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	July 30, 2019	By:	/s/ Bill W. Wheat
Bill W. Wheat, on behalf of D.R. Horton, Inc.,
as Executive Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)