Form 10-K
period 2019-09-30
HORTON D R INC /DE/
filed 2019-11-25
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $14.4 billion based on the closing price as reported on the New York Stock Exchange.
As of November 13, 2019, there were 368,493,204 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 90 markets across 29 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $100,000 to more than $1,000,000. For the year ended September 30, 2019, we closed 56,975 homes with an average closing price of $297,100.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business, generating 97% of our consolidated revenues of $17.6 billion and $16.1 billion in fiscal 2019 and 2018, respectively, and 98% of our consolidated revenues of $14.1 billion in fiscal 2017. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 90% of our home sales revenue in fiscal 2019 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. In recent years, we have expanded our product offerings to include a broad range of homes for entry-level, move-up, active adult and luxury buyers across our markets. Our entry-level homes at affordable price points have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million in cash. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts to enhance operational efficiency and returns. We owned approximately 66% of Forestar’s outstanding common stock at September 30, 2019.

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

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” section of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” section of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Homebuilding Markets

Our homebuilding business operates in 90 markets across 29 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Asheville		Jacksonville
	Charlotte		Lakeland
	Greensboro/Winston-Salem		Melbourne/Vero Beach
	Raleigh/Durham		Miami/Fort Lauderdale
	Wilmington		Ocala
Pennsylvania	Philadelphia		Orlando
South Carolina	Charleston		Pensacola/Panama City
	Columbia		Port St. Lucie
	Greenville/Spartanburg		Tampa/Sarasota
	Hilton Head		Volusia County
	Myrtle Beach		West Palm Beach
Virginia	Northern Virginia	Georgia	Atlanta
	Southern Virginia		Augusta
		Mississippi	Gulf Coast
	Midwest Region	Tennessee	Chattanooga
Colorado	Denver		Knoxville
	Fort Collins		Memphis
Illinois	Chicago		Nashville
Indiana	Fort Wayne
	Indianapolis		West Region
Iowa	Des Moines	California	Bakersfield
Minnesota	Minneapolis/St. Paul		Bay Area
Ohio	Cincinnati		Fresno
	Columbus		Los Angeles County
Riverside County
	South Central Region		Sacramento
Louisiana	Baton Rouge		San Bernardino County
	Lafayette		San Diego County
Oklahoma	Oklahoma City		Ventura County
Texas	Austin	Hawaii	Hawaii
	Bryan/College Station		Kauai
	Dallas		Maui
	Fort Worth		Oahu
	Houston	Nevada	Las Vegas
	Killeen/Temple/Waco		Reno
	Midland/Odessa	Oregon	Bend
	New Braunfels/San Marcos		Portland/Salem
	San Antonio	Utah	Salt Lake City
		Washington	Seattle/Tacoma/Everett
	Southwest Region		Spokane
Arizona	Phoenix		Vancouver
Tucson
New Mexico	Albuquerque

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:

•	Economic conditions;

•	Employment levels and job growth;

•	Income level of potential homebuyers;

•	Local housing affordability and typical mortgage products utilized;

•	Market for homes at our targeted price points;

•	Availability of land and lots in desirable locations on acceptable terms;

•	Land entitlement and development processes;

•	Availability of qualified subcontractors;

•	New and secondary home sales activity;

•	Competition;

•	Prevailing housing products, features, cost and pricing; and

•	Performance capabilities of our local management team.

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2019 as measured by number of homes closed, and we are also one of the largest builders in many of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:

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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local conditions, have the best information to make many decisions regarding their operations. At September 30, 2019, we had 52 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices.

Operating Division Responsibilities

Each operating division is responsible for:

•	Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements; and
— Financial analysis of the potential project;

•	Negotiating lot purchase, land acquisition and related contracts;

•	Obtaining all necessary land development and home construction approvals;

•	Selecting land development subcontractors and ensuring their work meets our contracted scopes;

•	Selecting building and architectural plans;

•	Selecting home construction subcontractors and ensuring their work meets our contracted scopes;

•	Planning and managing home construction schedules;

•	Determining the pricing for each house plan and options in a given community;

•	Developing and implementing local marketing and sales plans;

•	Coordinating all interactions with customers and real estate brokers during the sales, construction and home closing processes; and

•	Ensuring the quality and timeliness of post-closing service and warranty repairs provided to customers.

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

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•	Financing;

•	Cash management;

•	Allocation of capital;

•	Issuance and monitoring of inventory investment guidelines;

•	Approval and funding of land and lot acquisitions;

•	Monitoring and analysis of profitability, returns, costs and inventory levels;

•	Risk and litigation management;

•	Environmental assessments of land and lot acquisitions;

•	Technology systems to support management of operations, marketing and financial information;

•	Accounting and management reporting;

•	Income taxes;

•	Internal audit;

•	Public reporting and investor and media relations;

•	Administration of payroll and employee benefits;

•	Negotiation of national purchasing contracts;

•	Administration, reporting and monitoring of customer satisfaction surveys and resolutions of issues; and

•	Approval of major personnel decisions and management incentive compensation plans.

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

We also enter into land/lot contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. These contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited into escrow under the terms of the contract and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership and development.

We directly acquire almost all of our land and lot positions. We are a party to a small number of joint ventures. Joint ventures are consolidated if we have a controlling interest, or accounted for under the equity method of accounting if we have a significant influence, but not control.

We attempt to mitigate our exposure to real estate inventory risks by:

•	Controlling our level of inventory investment and managing our supply of land/lots owned and controlled under purchase contracts to match the expected housing demand in each of our operating markets;

•
Monitoring local market and demographic trends, housing preferences and related economic developments, including the identification of desirable housing submarkets based on the quality of local schools, new job opportunities, local growth initiatives and personal income trends;

•	Utilizing land/lot purchase contracts and seeking to acquire developed lots which are substantially ready for home construction, where possible; and

•	Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision.

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

Our home designs are selected or prepared in each of our markets to appeal to local homebuyers’ expectations for affordability, home size and features, and our local management teams adjust product offerings to meet buyer demand as necessary. In many communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We complete the construction of most homes within two to six months.

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

We control overhead costs by centralizing certain accounting and administrative functions, monitoring staffing and compensation levels and by applying technology to business processes to improve productivity where practical. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct many of our promotional activities toward local real estate brokers and digital marketing initiatives, which we believe are efficient uses of our marketing expenditures.

Marketing and Sales

We primarily use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing primarily on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. We introduced our Freedom Homes brand in 2016 to offer homes at affordable price points to active adult buyers seeking a low-maintenance lifestyle. The percentage of home closings and home sales revenue contributed by each brand during fiscal 2019 was as follows:

	Percentage of Home Closings	Percentage of Home Sales Revenue
D.R. Horton	60%	63%
Emerald	2%	5%
Express	35%	29%
Freedom	3%	3%
Total	100%	100%

We also use names of acquired companies for a period of time after the acquisition. We currently utilize the Pacific Ridge Homes brand in our Seattle, Washington market; the Westport Homes brand in our Indianapolis and Fort Wayne, Indiana and Columbus, Ohio markets; and the Terramor Homes brand in our Raleigh, North Carolina market. The product offerings in all of these markets are similar to, and included with, our D.R. Horton branded communities shown above.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of our homes and assisting with the selection of options, when available. We train and inform our sales personnel regarding construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with incentives, such as discounts or free upgrades, to be competitive in a particular market or to attain our targeted sales pace.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2019, the value of our backlog of sales orders was $4.1 billion (13,613 homes), an increase of 3% from $4.0 billion (13,371 homes) at September 30, 2018. The average sales price of homes in backlog was $304,100 at September 30, 2019, up slightly from the $301,300 average at September 30, 2018. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 21% in fiscal 2019 compared to 22% in fiscal 2018.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2019 are scheduled to close in fiscal year 2020.

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

Forestar Residential Lot Development Operations

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar. Forestar is a residential lot development company with operations in 51 markets and 20 states as of September 30, 2019. We owned approximately 66% of Forestar’s outstanding common stock at September 30, 2019. Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts to enhance operational efficiency and returns. Forestar is making significant investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder of Forestar, we strongly influence the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. During the year ended September 30, 2019, DHI Mortgage provided mortgage financing services for approximately 58% of our total homes closed, and approximately 98% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Insurance Agency

Through our insurance agency subsidiary, we collect insurance commissions on homeowner policies placed with third party carriers.

Multi-Family Rental Properties

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have four projects under active construction and two projects that are substantially complete, one of which was under contract to sell at September 30, 2019. During fiscal 2019, DHI Communities sold two multi-family rental properties for $133.4 million and recorded gains on sale totaling $51.9 million. At September 30, 2019, DHI Communities had total assets of $204.0 million, which included property and equipment of $153.9 million and other assets of $28.9 million for a property held for sale.

Employees

At September 30, 2019, we employed 8,916 persons, of whom 1,908 were sales and marketing personnel, 2,532 were involved in construction, 2,552 were office personnel and 1,924 worked in mortgage and title operations. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations, and we believe that we have good relations with our employees.

Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. Acquisitions of homebuilding and related businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through purchase contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition will have a positive impact on our earnings within an acceptable period of time.

During fiscal 2019, we acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $325.9 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through land purchase contracts. We also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

Competition

The homebuilding and lot development industries are highly competitive. We compete with numerous other national, regional and local homebuilders and developers for homebuyers, desirable land, raw materials, skilled labor, employees, management talent and financing. We also compete with resales of existing and foreclosed homes and with the rental housing market. Our homes compete on the basis of price, location, quality, design and mortgage financing terms.

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in our homebuilding, land development and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

The homebuilding and lot development industries are cyclical and affected by changes in economic, real estate or other conditions that could adversely affect our business or financial results.

The homebuilding and lot development industries are cyclical and are significantly affected by changes in general and local economic and real estate conditions, such as:

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

In the past, the federal government’s fiscal and trade policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. Monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing market and in turn, could adversely affect the operating results of our businesses.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts and floods, heavy or prolonged precipitation or wildfires, can harm our business. These can delay our development work, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas, where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, related domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

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

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We may be responsible for losses associated with mortgage loans originated and sold to third-party purchasers in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in the connection with the loan, and we may be required to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could adversely affect our business or financial results. We establish reserves for estimated losses and future repurchase obligations for mortgage loans we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts.

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

Our homebuilding operations utilize a $1.59 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. Our homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. The maturity date of such facility is October 2, 2024. Forestar and its subsidiaries, our financial services subsidiaries, and certain of our other subsidiaries are not guarantors under our homebuilding revolving credit facility or our homebuilding senior notes.

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of such facility is October 2, 2022. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by us or our other subsidiaries.

Our mortgage subsidiary utilizes a $900 million mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility increases, without requiring additional commitments, to $1.1 billion for approximately 45 days at fiscal year end. The capacity can also be increased to $1.2 billion subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 21, 2020. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. We have an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that we may issue from time to time in amounts to be determined. Also, Forestar has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $394.3 million remains available. As market conditions permit, we may issue new debt or equity securities through the public capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, our homebuilding revolving credit facility, our mortgage repurchase facility and our ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million aggregate principal amount of homebuilding senior notes in fiscal 2020. We believe that Forestar’s existing cash resources together with borrowings under the Forestar revolving credit facility and its ability to access the capital markets will provide sufficient liquidity to fund its near-term working capital needs, including the maturity of its convertible senior notes in fiscal 2020. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac and Ginnie Mae and are sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2019, approximately 93% of the mortgage loans sold by DHI Mortgage were sold to four major financial entities, the largest percentage of which purchased 32% of the total loans sold. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Mortgage rates are currently low as compared to most historical periods; however, the Federal Reserve Board could raise its benchmark rate. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential homebuyers who can obtain mortgage financing and could result in a decline in the demand for our homes.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding and Forestar businesses. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build and sell homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and housing inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled under purchase contracts may be put at risk, we may have to sell homes or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

We cannot make any assurances that our growth strategies, acquisitions or investments will be successful or will not expose us to additional risks or other negative consequences.

In recent years, we have primarily grown our business by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded through investments in new product offerings, new geographic markets, and the growth of our multi-family rental property operations. Investments in land, lots, home inventories and rental properties can expose us to risks of economic loss and asset impairments if housing conditions weaken or if we are unsuccessful in implementing our growth strategies.

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar for $558.3 million, pursuant to the terms of a merger agreement entered into in June 2017 and approved by a vote of Forestar’s shareholders. We currently own approximately 66% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 51 markets and 20 states as of September 30, 2019. Forestar is making significant investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform. Our homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies, and we provide Forestar certain administrative, compliance, operational and procurement services through a shared services agreement. As the controlling shareholder of Forestar, we strongly influence the strategic direction and operations of Forestar.

In addition to the investment and merger with Forestar, we have acquired the homebuilding operations of several homebuilding companies in recent years, and we may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have risks similar to those related to land, lots and home inventories, but they may also expose us to additional risks or other negative consequences. These transactions may not advance our business strategy, provide a satisfactory return on our investment or provide other benefits we anticipate. Also, the integration of these transactions may not be successful and may require significant time and resources, which may divert management’s attention from other operations. Acquisitions and investments could also expose us to material liabilities not discovered in the due diligence process and may lead to litigation. If these transactions under-perform our expectations or are unsuccessful, we may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill. Acquisitions and investments can result in dilution to existing stockholders if we issue our common stock as consideration and can increase our debt levels or reduce our liquidity if we purchase them with cash. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial position and general economic and business conditions. We also may seek to divest an investment or a business and may have difficulty selling such investment or business on acceptable terms in a timely manner.

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

Building and land development sites are inherently dangerous, and operating in the homebuilding and lot development industries poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of homes we construct, health and safety performance is critical to the success of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

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

The homebuilding and lot development industries have from time to time experienced significant difficulties that can affect the cost or timing of construction, including:

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

In addition, tariffs, duties and/or trade restrictions imposed or increased on imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, may raise our costs for these items or for the products made with them. These factors may cause construction delays or cause us to incur more costs building our homes. If the level of new home demand increases significantly in future periods, the risk of shortages in residential lots, labor and materials available to the homebuilding industry will likely increase.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2019, we had $1.7 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Prior to the enactment of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law on December 22, 2017, significant expenses of owning a home, including mortgage loan interest and state and local taxes, generally were deductible expenses for an individual’s federal income taxes, subject to various limitations. The Tax Act established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. These changes could reduce the actual or perceived affordability of homeownership, which could adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high state and local income taxes and real estate taxes. Any further change in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

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

We are also subject to an extensive number of laws and regulations because our common stock and debt securities and the common stock of our Forestar subsidiary are publicly traded in the capital markets. These regulations govern our communications with our shareholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

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

We have significant amounts of debt and may incur additional debt, which could affect our financial health and our ability to raise additional capital to fund our operations or potential acquisitions.

As of September 30, 2019, our consolidated debt was $3.4 billion, which consisted of $2.0 billion related to our homebuilding segment, $462.9 million related to our Forestar segment and $888.9 million related to our financial services segment. We had $1.6 billion principal amount of our debt maturing before the end of fiscal 2020, including $500 million principal amount of homebuilding senior notes, $888.9 million outstanding under the mortgage repurchase facility and $118.9 million principal amount of Forestar’s convertible senior notes. The indentures governing our homebuilding senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indentures governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The Forestar revolving credit facility and the indenture governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries.

The amount and the maturities of our debt and the debt of our subsidiaries could have important consequences. For example, possible consequences for our homebuilding, financial services and Forestar operations each with respect to their individual debt obligations, could:

•	require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes;

•	limit the flexibility to adjust to changes in business or economic conditions; and

•	limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.

Servicing our debt requires a significant amount of cash, and we or our subsidiaries may not have sufficient cash flow from our respective businesses to pay our substantial debt.

Our ability and that of our subsidiaries to meet our respective debt service obligations will depend, in part, upon our and our subsidiaries’ future financial performance. Future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under our revolving credit facilities and mortgage repurchase facility bear interest at floating rates.

The instruments governing our and our subsidiaries’ indebtedness impose certain restrictions on our and our subsidiaries’ business, and the ability of us and our subsidiaries to comply with related covenants, restrictions or limitations could adversely affect our and our subsidiaries’ financial condition or operating flexibility.

The restrictions imposed by our and certain of our subsidiaries’ indebtedness could limit our or our subsidiaries’ ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our or our subsidiaries’ ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

The agreements governing our indebtedness contain restrictions on our and our guarantor subsidiaries’ ability to, among other things, engage in sale and leaseback transactions with respect to certain assets, incur secured debt, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets and engage in mergers, consolidations or sales of all or substantially all of our assets. The instruments governing Forestar’s indebtedness contain restrictions on the ability of Forestar and certain of its subsidiaries to, among other things, incur additional indebtedness, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets, enter into affiliate transactions and engage in mergers, consolidations or sales of all or substantially all of Forestar’s assets.

In addition, the agreements governing certain of our and our subsidiaries’ debt instruments contain the following financial covenants:

Homebuilding revolving credit facility. Our homebuilding revolving credit facility contains financial covenants requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under this revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

Forestar’s revolving credit facility. The Forestar revolving credit facility contains financial covenants requiring the maintenance by Forestar of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of Forestar’s real estate assets and unrestricted cash. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under this revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

Mortgage repurchase facility and other restrictions. The mortgage repurchase facility for our mortgage subsidiary requires the maintenance of a minimum level of tangible net worth, a maximum allowable leverage ratio and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to our mortgage subsidiary or cause any outstanding borrowings to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facility more difficult or costly.

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indentures governing our senior notes or the agreements governing our revolving credit facilities, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from our financial services subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our debt ratings.

Our homebuilding senior unsecured debt is currently rated investment grade by all three major rating agencies; however, there can be no assurance that we will be able to maintain these ratings. Any lowering of our debt ratings could make accessing the public capital markets or obtaining additional credit from banks more difficult and/or more expensive. Any lowering of Forestar’s debt ratings could also make Forestar’s ability to access the public capital markets or obtain additional credit from banks more difficult and/or more expensive.

The instruments governing our indebtedness contain change of control provisions which could affect the timing of repayment.

Change of control purchase options under our homebuilding senior notes and change of control default under our homebuilding revolving credit facility. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indentures governing our homebuilding senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our homebuilding revolving credit facility) would constitute an event of default under our homebuilding revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our homebuilding revolving credit facility were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indentures governing our homebuilding senior notes, entitling the trustee for the notes or holders of at least 25% in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for our homebuilding senior notes, repayment of the borrowings under our homebuilding revolving credit facility were required, or if the senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Change of control purchase option under Forestar’s notes and change of control default under the Forestar revolving credit facility. Upon the occurrence of a change of control triggering event (as defined in the indenture governing Forestar’s notes), Forestar will be required to offer to repurchase Forestar’s notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. A change of control (as defined in the Forestar revolving credit facility) with respect to Forestar would constitute an event of default under the Forestar revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of the Forestar revolving credit facility and/or other indebtedness of Forestar and its restricted subsidiaries together having an aggregate principal amount outstanding of $40 million or more is accelerated, an event of default would result under the indenture governing the Forestar notes, entitling the trustee for the Forestar notes or holders of at least 25% in aggregate principal amount of the then outstanding Forestar notes to declare all such Forestar notes to be due and payable immediately. If purchase offers were required under the indenture for Forestar’s notes, repayment of the borrowings under Forestar’s revolving credit facility were required, or if Forestar’s notes were accelerated, we can give no assurance that Forestar would have sufficient funds to pay the required amounts.

Homebuilding, lot development and financial services are competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding and lot development industries are highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with local, regional and national homebuilders and developers, and also with existing home sales, foreclosures and rental properties. The competitive conditions in the homebuilding industry can negatively affect our sales volumes, selling prices and incentive levels, reduce our profit margins, and cause the value of our inventory or other assets to be impaired. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in land development or in the construction of our homes.

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

Our businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the homebuilding, lot development and financial services industries and in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely affected.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams, our Forestar management team and our executive officers. These key personnel have significant experience and skills in the homebuilding, land development and financial services industries, as well as leadership and management abilities that are important to our success. We seek to retain our key personnel and to have succession plans in place to address the potential loss of key personnel. However, if our retention and succession planning efforts are unsuccessful or if we fail to attract suitable replacements, the loss of key personnel could adversely affect our business.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. A material breach in the security of our information technology systems or other data security controls could include the theft or release of customer, employee or company data. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized public disclosure of personal identifying and confidential information related to our homebuyers, employees, vendors and suppliers as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by information technology failures or security breaches in the future as legal requirements related to data security continue to increase. We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our homebuilding and Forestar operations own inventories of land, lots and homes, and DHI Communities owns multi-family rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.0 million square feet, and we lease approximately 580,000 square feet of office space under leases expiring through December 2024. These properties are located in our various operating markets to house our homebuilding, Forestar and financial services operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling 93,600 acres, most of which has been owned for approximately 20 years. We use this land to conduct ranching and agricultural activities and to host company meetings and events.

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

In October 2018, we reached an agreement in principle with the EPA to settle an alleged violation of the wetlands provisions of the Clean Water Act at one of our development sites in our Southeast region. Upon finalizing the agreement in March 2019, we paid a penalty of $267,000 without an admission of liability. We also are participating in settlement discussions with the U.S. Army Corps of Engineers (ACOE) and DOJ concerning alleged violations of the wetlands provisions of the Clean Water Act at another development site in our Southeast region relating to a violation notice the ACOE issued in April 2017. This matter could potentially result in a settlement that includes a penalty of approximately $350,000 without an admission of liability. We do not believe it is reasonably possible that this matter will result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” As of November 13, 2019, the closing price of our common stock on the NYSE was $54.33, and there were approximately 319 holders of record.

In November 2019, our Board of Directors approved a cash dividend of $0.175 per common share, payable on December 11, 2019, to stockholders of record on November 27, 2019. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2019. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
July 1, 2019 - July 31, 2019	—	$—	—	$1,000.0
August 1, 2019 - August 31, 2019	924,297	48.45	924,297	955.2
September 1, 2019 - September 30, 2019	1,200,000	49.60	1,200,000	895.7
Total	2,124,297	$49.10	2,124,297	$895.7
______________

(1)
Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, which replaced the previous authorization that we used to repurchase 9.8 million shares of our common stock during the nine months ended June 30, 2019. The new authorization has no expiration date. During August and September 2019, we purchased 2.1 million shares of our common stock for $104.3 million, resulting in a remaining authorization of $895.7 million at September 30, 2019.

During fiscal years 2019, 2018 and 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2019, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2014 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index

	Year Ended September 30,
	2014	2015	2016	2017	2018	2019
D.R. Horton, Inc.	$100.00	$144.45	$150.18	$201.09	$214.77	$272.36
S&P 500 Index	100.00	99.39	114.72	136.07	160.44	167.27
S&P 1500 Homebuilding Index	100.00	121.48	120.76	167.16	158.10	212.29

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

	Year Ended September 30,
	2019	2018	2017	2016	2015
		(In millions, except per share data)
Consolidated Operating Data:
Revenues (1)	$17,592.9	$16,068.0	$14,091.0	$12,157.4	$10,824.0
Cost of sales	13,720.9	12,398.1	11,042.8	9,502.6	8,535.7
Selling, general and administrative expense	1,832.5	1,676.8	1,471.6	1,320.3	1,186.0
Income before income taxes	2,125.3	2,060.0	1,602.1	1,353.5	1,123.4
Income tax expense	506.7	597.7	563.7	467.2	372.7
Net income attributable to D.R. Horton, Inc.	1,618.5	1,460.3	1,038.4	886.3	750.7
Net income per common share attributable to D.R. Horton, Inc.:
Basic	4.34	3.88	2.77	2.39	2.05
Diluted	4.29	3.81	2.74	2.36	2.03
Cash dividends declared per common share	0.60	0.50	0.40	0.32	0.25

	September 30,
	2019	2018	2017	2016	2015
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,494.3	$1,473.1	$1,007.8	$1,303.2	$1,383.8
Inventories	11,282.0	10,395.0	9,237.1	8,340.9	7,807.0
Total assets	15,606.6	14,114.6	12,184.6	11,558.9	11,151.0
Notes payable	3,399.4	3,203.5	2,871.6	3,271.3	3,811.5
Total liabilities	5,311.5	4,955.7	4,437.0	4,765.9	5,255.6
Stockholders’ equity	10,020.9	8,984.4	7,747.1	6,792.5	5,894.3
Total equity	10,295.1	9,158.9	7,747.6	6,793.0	5,895.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Fiscal Year 2019 Overview

Sales prices for both new and resale homes have increased across most of our markets over the past several years, which has generally reduced housing affordability. During fiscal 2018, interest rates on mortgage loans increased, which further impacted affordability. These conditions resulted in some moderation of demand for new homes across most of our markets in late fiscal 2018 and early fiscal 2019, and in response, we increased our sales incentives to improve sales pace. Later in fiscal 2019, interest rates on mortgage loans decreased, and we reduced sales incentives as demand strengthened compared to earlier in the year. We continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

We believe our business is well positioned with a broad geographic footprint, affordable product offerings, a balanced supply of finished lots, land and homes, a strong balance sheet and liquidity position and experienced personnel across our operating markets. We remain focused on growing our revenues and profitability, generating consistently strong annual cash flows from operations and managing our product offerings, pricing, sales pace and inventory levels to optimize the return on our inventory investments.

In fiscal 2019, our number of homes closed and home sales revenues increased 10% and 9%, respectively, compared to the prior year. Our pre-tax income was $2.1 billion in both fiscal 2019 and 2018. Our pre-tax operating margin was 12.1% in fiscal 2019 compared to 12.8% in fiscal 2018. Cash provided by our homebuilding operations was $1.4 billion in fiscal 2019 compared to $1.0 billion in fiscal 2018. In fiscal 2019, our homebuilding return on inventory (ROI) was 18.1% compared to 20.2% in fiscal 2018. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 60% of the lots owned and controlled at September 30, 2019 compared to 57% at September 30, 2018. Growing our majority-owned Forestar lot development operations is advancing our homebuilding strategy of increasing our controlled finished lot pipeline.

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

Strategy

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to make opportunistic strategic investments. This strategy includes the following initiatives:

•
Developing and retaining highly experienced and productive teams of personnel throughout our company that are aligned and focused on continuous improvement in our operational execution and financial performance.

•	Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.

•	Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk.

•	Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.

•	Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand and maintain affordability.

•	Delivering high quality homes and a positive experience to our customers both during and after the sale.

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

•
Increasing the amount of land and finished lots controlled through purchase contracts by expanding relationships with land developers across the country and continuing to assist our majority-owned Forestar lot development subsidiary with the growth of their operations.

•	Opportunistically pursuing acquisitions to enhance our operations and improve returns.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

•	Ensuring that our financial services business provides high quality mortgage and title services to homebuyers efficiently and effectively.

•	Investing in the construction of garden style multi-family rental properties to meet rental demand in high growth suburban markets, and selling these properties profitably.

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2019, as compared to fiscal 2018 (or from the acquisition date of October 5, 2017 through September 30, 2018 for Forestar’s results), were as follows:

Homebuilding:

•	Homebuilding revenues increased 9% to $17.0 billion compared to $15.6 billion.

•	Homes closed increased 10% to 56,975 homes, and the average closing price of those homes was $297,100.

•	Net sales orders increased 7% to 56,565 homes, and the value of net sales orders increased 7% to $16.8 billion.

•	Sales order backlog increased 2% to 13,613 homes, and the value of sales order backlog increased 3% to $4.1 billion.

•	Home sales gross margin was 20.2% compared to 21.3%.

•	Homebuilding SG&A expense was 8.7% of homebuilding revenues compared to 8.6%.

•	Homebuilding pre-tax income was $1.9 billion compared to $2.0 billion.

•	Homebuilding pre-tax income was 11.2% of homebuilding revenues compared to 12.5%.

•	Homebuilding return on inventory was 18.1% compared to 20.2%.

•	Net cash provided by homebuilding operations was $1.4 billion compared to $1.0 billion.

•	Homebuilding cash and cash equivalents totaled $1.0 billion compared to $1.1 billion.

•	Homebuilding inventories totaled $10.3 billion compared to $9.9 billion.

•	Homes in inventory totaled 27,700 compared to 27,900.

•	Owned lots totaled 121,400 compared to 124,300, and lots controlled through purchase contracts increased to 185,900 from 164,200.

•	Homebuilding debt decreased to $2.0 billion from $2.4 billion.

•	Homebuilding debt to total capital improved to 17.0% compared to 21.4%.

Forestar:

•
Forestar’s revenues increased 292% to $428.3 million compared to $109.2 million. Revenues in fiscal 2019 and 2018 included $326.6 million and $39.1 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s lot sales increased 223% to 4,132 compared to 1,279. Lot sales to D.R. Horton were 3,728 compared to 642.

•	Forestar’s pre-tax income was $45.7 million compared to $48.7 million.

•	Forestar’s pre-tax income was 10.7% of Forestar revenues compared to 44.6%.

•	Forestar’s cash and cash equivalents totaled $382.8 million compared to $318.8 million.

•	Forestar’s inventories totaled $1.0 billion compared to $498.0 million.

•	Owned and controlled lots totaled 38,300 compared to 20,100. Of these lots, 23,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 13,600.

•	Forestar’s debt was $460.5 million compared to $111.7 million.

Financial Services:

•	Financial services revenues increased 18% to $441.7 million compared to $375.3 million.

•	Financial services pre-tax income increased 41% to $166.3 million compared to $117.8 million.

•	Financial services pre-tax income was 37.6% of financial services revenues compared to 31.4%.

Consolidated Results:

•	Consolidated pre-tax income increased 3% to $2.1 billion.

•	Consolidated pre-tax income was 12.1% of consolidated revenues compared to 12.8%.

•	Income tax expense was $506.7 million compared to $597.7 million.

•	Net income attributable to D.R. Horton increased 11% to $1.6 billion compared to $1.5 billion.

•	Diluted net income per common share attributable to D.R. Horton increased 13% to $4.29 compared to $3.81.

•	Net cash provided by operations was $892.1 million compared to $545.2 million.

•	Stockholders’ equity was $10.0 billion compared to $9.0 billion.

•	Book value per common share increased 14% to $27.20 compared to $23.88.

•	Debt to total capital improved to 25.3% compared to 26.3%.

Results of Operations — Homebuilding

Our operating segments are our 52 homebuilding divisions, our majority-owned Forestar lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2019 and 2018. For similar operating and financial data and discussion of our fiscal 2018 results compared to our fiscal 2017 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2018, which was filed with the SEC on November 16, 2018.

	Net Sales Orders (1)
	Fiscal Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	7,941	6,994	14%	$2,291.1	$1,988.8	15%	$288,500	$284,400	1%
Midwest	3,224	2,209	46%	1,127.8	864.3	30%	349,800	391,300	(11)%
Southeast	18,609	17,380	7%	5,011.2	4,640.7	8%	269,300	267,000	1%
South Central	16,278	15,317	6%	4,123.5	3,849.8	7%	253,300	251,300	1%
Southwest	2,797	3,179	(12)%	750.6	784.4	(4)%	268,400	246,700	9%
West	7,716	7,661	1%	3,539.2	3,632.7	(3)%	458,700	474,200	(3)%
	56,565	52,740	7%	$16,843.4	$15,760.7	7%	$297,800	$298,800	—%
_____________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Fiscal Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2019	2018	2019	2018	2019	2018
East	2,155	2,031	$607.3	$570.0	21%	23%
Midwest	680	299	229.2	115.1	17%	12%
Southeast	5,410	5,655	1,444.4	1,502.5	23%	25%
South Central	4,751	4,408	1,193.2	1,091.9	23%	22%
Southwest	969	1,031	247.0	251.8	26%	24%
West	1,323	1,378	614.0	661.3	15%	15%
	15,288	14,802	$4,335.1	$4,192.6	21%	22%
_____________

(1)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 7% during 2019 compared to 2018, with increases in most of our regions. The value of net sales orders increased 7% to $16.8 billion (56,565 homes) in 2019 from $15.8 billion (52,740 homes) in 2018. The average selling price of homes sold during fiscal 2019 was $297,800, essentially unchanged from the prior year.

Higher sales volumes in our East and Midwest regions reflect our acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders in early fiscal 2019, which added 262 net sales orders to the East region’s results and 1,199 net sales orders to the Midwest region's results. Lower sales volume in our Southwest region during 2019 was due to a decrease in sales orders in our Phoenix market. Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 21% in 2019 compared to 22% in 2018.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	1,916	1,841	4%	$576.1	$548.6	5%	$300,700	$298,000	1%
Midwest	1,063	442	140%	364.7	179.2	104%	343,100	405,400	(15)%
Southeast	4,277	4,221	1%	1,219.5	1,172.3	4%	285,100	277,700	3%
South Central	4,166	4,492	(7)%	1,084.0	1,151.8	(6)%	260,200	256,400	1%
Southwest	815	928	(12)%	241.6	251.7	(4)%	296,400	271,200	9%
West	1,376	1,447	(5)%	654.2	725.3	(10)%	475,400	501,200	(5)%
	13,613	13,371	2%	$4,140.1	$4,028.9	3%	$304,100	$301,300	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Fiscal Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	7,928	6,697	18%	$2,285.0	$1,893.0	21%	$288,200	$282,700	2%
Midwest	3,193	2,186	46%	1,113.8	857.5	30%	348,800	392,300	(11)%
Southeast	18,553	17,216	8%	4,964.0	4,573.3	9%	267,600	265,600	1%
South Central	16,604	14,940	11%	4,191.3	3,760.4	11%	252,400	251,700	—%
Southwest	2,910	3,094	(6)%	760.6	725.4	5%	261,400	234,500	11%
West	7,787	7,724	1%	3,610.3	3,692.4	(2)%	463,600	478,000	(3)%
	56,975	51,857	10%	$16,925.0	$15,502.0	9%	$297,100	$298,900	(1)%

Home Sales Revenue

Revenues from home sales increased 9% to $16.9 billion (56,975 homes closed) in 2019 from $15.5 billion (51,857 homes closed) in 2018. Home sales revenues increased in most of our regions primarily due to an increase in the number of homes closed.

The number of homes closed in fiscal 2019 increased 10% from 2018. The increases in our East and Midwest regions reflect our acquisitions of the homebuilding operations of Terramor Homes, Westport Homes and Classic Builders in early fiscal 2019, which added 266 closings to the East region’s results and 1,157 closings to the Midwest region's results. Lower home closings volume in our Southwest region during 2019 was due to a decrease in closings in our Phoenix market. The average selling price of homes closed during fiscal 2019 was $297,100, down slightly from the prior year. Decreases in the average selling price of homes closed in the Midwest and West regions were largely offset by an increase in the average selling price in the Southwest region.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Fiscal Year Ended September 30,
	2019	2018
Gross profit — home sales	20.2%	21.3%
Gross profit — land/lot sales and other	18.3%	18.6%
Inventory and land option charges	(0.3)%	(0.3)%
Gross profit — total homebuilding	19.9%	21.0%
Selling, general and administrative expense	8.7%	8.6%
Gain on sale of assets	—%	(0.1)%
Other (income)	(0.1)%	—%
Homebuilding pre-tax income	11.2%	12.5%

Home Sales Gross Profit

Gross profit from home sales increased 4% to $3.4 billion in 2019 from $3.3 billion in 2018 and decreased 110 basis points to 20.2% as a percentage of home sales revenues. The percentage decrease resulted from decreases of 130 basis points due to the average selling price of our homes closed decreasing while the average cost increased and 10 basis points from an increase in the amount of purchase accounting adjustments for recent acquisitions, partially offset by improvements of 20 basis points due to a reduction in warranty and construction defect expenses and 10 basis points due to a decrease in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land/Lot Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $91.9 million and $121.8 million in fiscal 2019 and 2018, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2019, our homebuilding operations had $19.8 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter during fiscal 2019, we reviewed the performance and outlook for all of our communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2019, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $55.0 million and recorded impairment charges of $6.3 million during the fourth quarter to reduce the carrying value of impaired communities to fair value. Total homebuilding impairment charges during fiscal 2019 and 2018 were $24.9 million and $10.9 million, respectively.

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

During fiscal 2019 and 2018, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $28.3 million and $13.4 million, respectively. Total inventory and land option charges for fiscal 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 10% to $1.5 billion in fiscal 2019 from $1.3 billion in fiscal 2018. SG&A expense as a percentage of homebuilding revenues was 8.7% and 8.6% in fiscal 2019 and 2018, respectively.

Employee compensation and related costs represented 72% of SG&A costs in both fiscal 2019 and 2018. These costs increased 11% to $1.1 billion in 2019 from $964.2 million in 2018 due to an increase in the number of employees as compared to the prior year. Our homebuilding operations employed 6,810 and 6,419 employees at September 30, 2019 and 2018, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 5% to $104.7 million in fiscal 2019 from $109.9 million in fiscal 2018. The decrease was due to a decrease in our average homebuilding debt in fiscal 2019 compared to the prior year. Interest charged to cost of sales was 0.9% and 1.1% of total cost of sales (excluding inventory and land option charges) in fiscal 2019 and 2018, respectively.

Gain on Sale of Assets

Gain on sale of assets from our homebuilding operations was $2.0 million in fiscal 2019 compared to $15.8 million in fiscal 2018. The higher gain on sale during the prior year primarily resulted from the sale of rental units in our homebuilding segment’s Southeast region.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $9.5 million in fiscal 2019 compared to $7.2 million in fiscal 2018. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisitions

During fiscal 2019, we acquired the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes for $325.9 million. The assets acquired included approximately 700 homes in inventory, 4,500 lots and control of approximately 4,300 additional lots through land purchase contracts. We also acquired a sales order backlog of approximately 700 homes. Westport Homes operates in Indianapolis and Fort Wayne, Indiana, and Columbus, Ohio; Classic Builders operates in Des Moines, Iowa; and Terramor Homes operates in Raleigh, North Carolina.

Homebuilding Results by Reporting Region

	Fiscal Year Ended September 30,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$2,290.2	$238.8	10.4%	$1,893.4	$217.3	11.5%
Midwest	1,123.1	57.7	5.1%	858.9	77.5	9.0%
Southeast	4,977.8	584.7	11.7%	4,578.6	536.0	11.7%
South Central	4,202.4	551.1	13.1%	3,769.9	506.1	13.4%
Southwest	772.6	100.4	13.0%	768.7	97.4	12.7%
West	3,650.8	378.0	10.4%	3,754.3	522.9	13.9%
	$17,016.9	$1,910.7	11.2%	$15,623.8	$1,957.2	12.5%
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

East Region — Homebuilding revenues increased 21% in fiscal 2019 compared to fiscal 2018, primarily due to an increase in the number of homes closed in our Carolina markets. The acquisition of Terramor Homes in early fiscal 2019 contributed $85.0 million of revenues in the current year. The region generated pre-tax income of $238.8 million in 2019 compared to $217.3 million in 2018. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 130 basis points in 2019 compared to 2018, due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2019 compared to 2018.

Midwest Region — Homebuilding revenues increased 31% in fiscal 2019 compared to fiscal 2018. The acquisitions of Westport Homes and Classic Builders in early fiscal 2019 contributed $328.8 million of revenues in the current year. The region generated pre-tax income of $57.7 million in 2019 compared to $77.5 million in 2018. Home sales gross profit percentage decreased by 360 basis points in 2019 compared to 2018, largely due to purchase accounting adjustments related to the two acquisitions. As a percentage of homebuilding revenues, SG&A expenses increased by 80 basis points in 2019 compared to 2018, primarily due to the increases in employee compensation and other costs associated with the two acquisitions.

Southeast Region — Homebuilding revenues increased 9% in fiscal 2019 compared to fiscal 2018, primarily due to an increase in the number of homes closed in our Florida markets. The region generated pre-tax income of $584.7 million in 2019 compared to $536.0 million in 2018. The region’s fiscal 2018 results include a $24.5 million inventory and land option charge related to the settlement of an outstanding dispute associated with a land transaction and a $13.4 million gain on the sale of multi-family rental units in one community. Home sales gross profit percentage decreased by 10 basis points in 2019 compared to 2018. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2019 compared to 2018.

South Central Region — Homebuilding revenues increased 11% in fiscal 2019 compared to fiscal 2018, primarily due to an increase in the number of homes closed in our Houston and Fort Worth markets. The region generated pre-tax income of $551.1 million in 2019 compared to $506.1 million in 2018. Home sales gross profit percentage decreased by 50 basis points in 2019 compared to 2018, due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2019 compared to 2018.

Southwest Region — Homebuilding revenues increased 1% in fiscal 2019 compared to fiscal 2018. The region generated pre-tax income of $100.4 million in 2019 compared to $97.4 million in 2018. Home sales gross profit percentage increased by 130 basis points in 2019 compared to 2018, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. The gross profit percentage was also positively impacted by a decrease in warranty and construction defect costs. The region’s fiscal 2018 results include $13.1 million of profit generated from a land sale in our Phoenix market. As a percentage of homebuilding revenues, SG&A expenses increased by 20 basis points in 2019 compared to 2018.

West Region — Homebuilding revenues decreased 3% in fiscal 2019 compared to fiscal 2018, due to a decrease in the average selling price of homes closed. The region generated pre-tax income of $378.0 million in 2019 compared to $522.9 million in 2018. Home sales gross profit percentage decreased by 270 basis points in 2019 compared to 2018, primarily due to the average selling price decreasing while the average cost of those homes increased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in 2019 compared to 2018.

Homebuilding Inventories, Land and Lot Position and Homes in Inventory

We routinely enter into contracts to purchase land or developed residential lots at predetermined prices on a defined schedule commensurate with planned development or anticipated new home demand. At the time of purchase, the undeveloped land is generally vested with the rights to begin development or construction work, and we plan and coordinate the development of our land into residential lots for use in our homebuilding business. We manage our inventory of owned land and lots and homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.

Our homebuilding segment’s inventories at September 30, 2019 and 2018 are summarized as follows:

	September 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$697.1	$581.2	$10.5	$—	$1,288.8
Midwest	473.9	361.1	1.8	—	836.8
Southeast	1,434.7	1,299.9	31.8	1.6	2,768.0
South Central	1,215.4	1,317.5	0.3	—	2,533.2
Southwest	221.8	335.6	1.6	15.4	574.4
West	1,089.0	950.6	13.9	2.5	2,056.0
Corporate and unallocated (1)	117.1	110.2	0.8	0.3	228.4
	$5,249.0	$4,956.1	$60.7	$19.8	$10,285.6

	September 30, 2018
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$648.6	$529.5	$10.1	$3.8	$1,192.0
Midwest	369.9	208.0	1.8	3.4	583.1
Southeast	1,388.4	1,248.5	31.5	0.3	2,668.7
South Central	1,222.5	1,216.3	0.3	0.3	2,439.4
Southwest	194.8	303.2	1.7	—	499.7
West	1,146.5	1,076.1	14.4	31.5	2,268.5
Corporate and unallocated (1)	113.7	107.7	1.4	0.9	223.7
	$5,084.4	$4,689.3	$61.2	$40.2	$9,875.1
_____________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at September 30, 2019 and 2018 are summarized as follows:

	September 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	30,500	41,500	3,900
Midwest	8,300	10,900	19,200	2,200
Southeast	34,800	73,300	108,100	8,900
South Central	41,600	51,400	93,000	7,900
Southwest	6,700	5,800	12,500	1,300
West	19,000	14,000	33,000	3,500
	121,400	185,900	307,300	27,700
	40%	60%	100%

	September 30, 2018
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,900	19,400	31,300	3,700
Midwest	3,800	9,300	13,100	1,700
Southeast	37,100	70,400	107,500	8,900
South Central	42,900	45,700	88,600	8,400
Southwest	7,600	5,000	12,600	1,400
West	21,000	14,400	35,400	3,800
	124,300	164,200	288,500	27,900
	43%	57%	100%
_____________

(1)
Land/lots owned include approximately 36,100 and 35,100 owned lots that are fully developed and ready for home construction at September 30, 2019 and 2018, respectively. Land/lots owned also include land held for development representing 1,700 lots at both September 30, 2019 and 2018.

(2)
The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2019 and 2018 was $7.2 billion and $6.5 billion, respectively, secured by earnest money deposits of $515.4 million and $401.1 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2019 and 2018 included $953.8 million and $522.2 million, respectively, related to lot purchase contracts with Forestar, secured by $88.7 million and $48.0 million, respectively, of earnest money.

(3)
Lots controlled at September 30, 2019 include approximately 23,400 lots owned or controlled by Forestar, 12,800 of which our homebuilding divisions have under contract to purchase and 10,600 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 8,700 lots were in our Southeast region, 4,600 lots were in our South Central region, 3,800 lots were in our West region, 2,600 lots were in our East region, 2,400 lots were in our Southwest region and 1,300 lots were in our Midwest region. Lots controlled at September 30, 2018 included approximately 13,600 lots owned or controlled by Forestar, 5,500 of which our homebuilding divisions had under contract to purchase and 8,100 of which our homebuilding divisions had a right of first offer to purchase.

(4)
Approximately 16,000 and 16,400 of our homes in inventory were unsold at September 30, 2019 and 2018, respectively. At September 30, 2019, approximately 5,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2018, approximately 4,000 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 and 1,800 model homes at September 30, 2019 and 2018, respectively.

Results of Operations — Forestar

On October 5, 2017, we acquired 75% of the outstanding shares of Forestar and as of September 30, 2019 owned approximately 66% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 51 markets and 20 states as of September 30, 2019. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for fiscal 2019 and from the date of acquisition through September 30, 2018 (referred to as fiscal 2018 in the discussion below) were as follows:

	Year Ended September 30, 2019	For the Period from October 5, 2017 to September 30, 2018
	(In millions)
Residential land and lot sales	$407.5	$99.1
Commercial tract sales	18.5	9.1
Other	2.3	1.0
Total revenues	$428.3	$109.2
Cost of sales	362.7	69.0
Selling, general and administrative expense	28.9	32.8
Equity in earnings of unconsolidated entities	(0.5)	(12.4)
Gain on sale of assets	(3.0)	(27.7)
Interest expense	—	5.8
Other (income) expense	(5.5)	(7.0)
Income before income taxes	$45.7	$48.7

At September 30, 2019, Forestar owned directly or controlled through land and lot purchase contracts approximately 38,300 residential lots, of which approximately 4,400 are fully developed. Approximately 23,400 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 700 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During fiscal 2019 and 2018, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Year Ended September 30, 2019	For the Period from October 5, 2017 to September 30, 2018
	(Dollars in millions)
Total residential single-family lots sold	4,132	1,279
Residential single-family lots sold to D.R. Horton	3,728	642
Residential lot sales revenues from sales to D.R. Horton	$315.7	$37.1
Residential tract acres sold to D.R. Horton	290	79
Residential land sales revenues from sales to D.R. Horton	$10.9	$2.0

SG&A expense for fiscal 2019 and 2018 includes charges of $2.1 million and $0.9 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. SG&A expense for fiscal 2018 also includes $6.3 million of severance and change of control charges for Forestar’s executive officers that were triggered shortly after the acquisition date.

Equity in earnings of unconsolidated entities for fiscal 2018 primarily relates to the sale of a multi-family joint venture project in Nashville, Tennessee.

Gain on sale of assets during fiscal 2018 was primarily due to gains of $14.6 million related to the sale of Forestar’s interest in a multi-family venture and $9.1 million related to the sale of water rights in East Texas.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2019 and 2018.

	Fiscal Year Ended September 30,
	2019	2018	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	33,024	29,133	13%
Number of homes closed by D.R. Horton	56,975	51,857	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	58%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	33,114	29,234	13%
Total number of loans originated or brokered by DHI Mortgage	33,827	30,107	12%
Captive business percentage	98%	97%
Loans sold by DHI Mortgage to third parties	32,849	29,120	13%

	Fiscal Year Ended September 30,
	2019	2018	% Change
	(In millions)
Loan origination fees	$11.7	$15.0	(22)%
Sale of servicing rights and gains from sale of mortgage loans	319.4	265.1	20%
Other revenues	24.4	18.7	30%
Total mortgage operations revenues	355.5	298.8	19%
Title policy premiums	86.2	76.5	13%
Total revenues	441.7	375.3	18%
General and administrative expense	293.0	272.6	7%
Other (income) expense	(17.6)	(15.1)	17%
Financial services pre-tax income	$166.3	$117.8	41%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Fiscal Year Ended September 30,
	2019	2018
General and administrative expense	66.3%	72.6%
Other (income) expense	(4.0)%	(4.0)%
Financial services pre-tax income	37.6%	31.4%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2019, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 13% from the prior year, primarily as a result of an increase in the number of homes closed by our homebuilding operations of 10%. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 58% and 56% in fiscal 2019 and 2018, respectively.

Homes closed by our homebuilding operations constituted 98% and 97% of DHI Mortgage loan originations in fiscal 2019 and 2018, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 13% in fiscal 2019 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2019 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. Approximately 93% of the mortgage loans sold by DHI Mortgage during fiscal 2019 were sold to four major financial entities, the largest of which purchased 32% of the total loans sold.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 19% to $355.5 million in fiscal 2019 from $298.8 million in fiscal 2018, while the number of loan originations increased 12% over that same period. Revenues increased at a higher rate than origination volume primarily due to improved loan sale execution in the secondary market.

Our mortgage operations revenues were reduced by $0.8 million and $1.3 million in fiscal 2019 and 2018, respectively, to increase our loss reserves for estimated future recourse obligations and other mortgage loans, and to adjust certain mortgage loans held for sale to fair value. Our loss reserves for loan recourse obligations are estimated based upon analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with our mortgage purchasers. Actual losses on mortgage loans may differ from our estimates, which may result in future changes to our loss reserves.

General and administrative (G&A) expense related to financial services operations increased 7% to $293.0 million in fiscal 2019 from $272.6 million in the prior year. The increase was primarily due to an increase in employee related costs. Our financial services operations employed 1,924 and 1,919 employees at September 30, 2019 and 2018, respectively.

As a percentage of financial services revenues, G&A expense was 66.3% in fiscal 2019 compared to 72.6% in the prior year. The lower percentage in fiscal 2019 was primarily due to improved loan sale execution on mortgage loan originations and increased mortgage loan origination volume allowing us to better leverage G&A expenses.

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

Results of Operations — Other Businesses

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have four projects under active construction and two projects that are substantially complete, one of which was under contract to sell at September 30, 2019. During fiscal 2019, DHI Communities sold two multi-family rental properties for $133.4 million and recorded gains on sale totaling $51.9 million.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $2.1 billion in both fiscal 2019 and 2018. In fiscal 2019, our homebuilding, financial services and other businesses generated pre-tax income of $1.9 billion, $166.3 million and $55.5 million, respectively. In fiscal 2018, our homebuilding and financial services businesses generated pre-tax income of $2.0 billion and $117.8 million, respectively.

Income Taxes

Our income tax expense was $506.7 million and $597.7 million in fiscal 2019 and 2018, respectively, and our effective tax rate was 23.8% and 29.0% in those years. The effective tax rates reflect the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law in December 2017. The Tax Act reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law required the application of a blended tax rate in the year of change, which for us was 24.5% for the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2019 and thereafter, the applicable statutory federal tax rate is 21%. The Tax Act also repealed the domestic production activities deduction effective for us beginning October 1, 2018. The effective tax rates also include a tax benefit related to stock-based compensation and an expense for state income taxes.

The fiscal year 2018 effective tax rate also included the remeasurement of our deferred tax assets and liabilities as a result of the Tax Act, the release of a valuation allowance against deferred tax assets related to Forestar and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017.

Our deferred tax assets, net of deferred tax liabilities, were $181.8 million at September 30, 2019 compared to $211.7 million at September 30, 2018. We have a valuation allowance related to state deferred tax assets for net operating loss (NOL) carryforwards of $18.7 million at September 30, 2019 and $17.7 million at September 30, 2018 related to state deferred tax assets for NOL carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

D.R. Horton has $16.4 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $6.2 million of the tax benefits expire over the next ten years and the remaining $10.2 million expires from fiscal years 2030 to 2039.

Forestar has $11.4 million of tax benefits for federal NOL carryforwards which have no expiration date. Additionally, Forestar has $3.7 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2016 through 2019. D.R. Horton is currently being audited by various states; however, to date, we are not aware of any significant findings identified by the taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The federal statute of limitations for tax years prior to 2017 is effectively closed. The statute of limitations in major state jurisdictions for tax years prior to 2015 is closed. The Internal Revenue Service recently completed an audit of Forestar’s 2016 tax year with no changes. Forestar is not currently being audited by any state jurisdictions.

Capital Resources and Liquidity

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in market conditions, to increase our investments in homes, finished lots, land and land development to expand our operations and grow our revenues and profitability, as well as to consider opportunistic strategic investments as they arise.

At September 30, 2019, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 25.3% compared to 26.3% at September 30, 2018. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.0% compared to 21.4% at September 30, 2018. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2020. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $394.3 million remains available. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million principal amount of homebuilding senior notes and $118.9 million principal amount of Forestar’s convertible senior notes in fiscal 2020.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2019, cash and cash equivalents of our homebuilding segment totaled $1.0 billion.

Bank Credit Facility — At September 30, 2019, we had a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provided for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2019, there were no borrowings outstanding and $141.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.2 billion. Borrowings and repayments under the facility totaled $2.1 billion each during fiscal 2019.

In October 2019, the homebuilding revolving credit facility was amended to increase its capacity to $1.59 billion with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the facility’s maturity date from September 25, 2023 to October 2, 2024 and increased the letter of credit sublimit to 100% of the revolving credit commitment.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2019, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $1.95 billion principal amount of homebuilding senior notes outstanding as of September 30, 2019 that mature from February 2020 through August 2023. In March 2019, we repaid $500 million principal amount of our 3.75% senior notes at maturity. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At September 30, 2019, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

In October 2019, we issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%.

Repurchases of Common Stock — During fiscal 2019, we repurchased 11.9 million shares of our common stock for $479.8 million.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock, which replaced the previous authorizations. The new authorizations have no expiration date. At September 30, 2019, the full amount of the debt repurchase authorization was remaining and $895.7 million of the equity repurchase authorization was remaining.

Capital Resources - Forestar

At September 30, 2019, Forestar had cash and cash equivalents of $382.8 million. Forestar obtained a $380 million senior unsecured bank credit facility in August 2018 and issued $350 million principal amount of senior notes in April 2019. In September 2018, Forestar filed an effective shelf registration statement with the SEC, registering $500 million of equity securities, and in September 2019, Forestar issued common stock that provided net proceeds of $100.7 million. Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2019, there were no borrowings outstanding and $29.7 million of letters of credit issued under the revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. At September 30, 2019, the borrowing base limited the available capacity under the revolving credit facility to $339.6 million. Borrowings and repayments under the facility totaled $85 million each during fiscal 2019.

In October 2019, the Forestar revolving credit facility was amended to extend its maturity date from August 16, 2021 to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Unsecured Debt — Forestar has $118.9 million principal amount of 3.75% convertible senior notes outstanding as of September 30, 2019 that are expected to be settled in cash upon their maturity on March 1, 2020. In April 2019, Forestar issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes mature April 15, 2024, with interest payable semi-annually and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 8.5%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Equity Offering — On September 30, 2019, Forestar issued 6.0 million shares of its common stock for $17.50 per share in a public underwritten offering. Net proceeds to Forestar from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. As a result of the issuance, our ownership of Forestar's outstanding common shares decreased from 75% to approximately 66%. Following the offering, $394.3 million remains available for issuance under Forestar’s shelf registration statement.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2019, cash and cash equivalents of our financial services operations totaled $43.4 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $900 million; however, the capacity increases, without requiring additional commitments, to $1.1 billion for approximately 45 days at fiscal year end. The capacity of the facility can also be increased to $1.2 billion subject to the availability of additional commitments. The maturity date of the facility is February 21, 2020.

As of September 30, 2019, $1.0 billion of mortgage loans held for sale with a collateral value of $972.0 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $888.9 million outstanding under the mortgage repurchase facility at September 30, 2019 at a 3.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2019, net cash provided by operating activities was $892.1 million compared to $545.2 million in fiscal 2018. Cash provided by operating activities in the current year consisted of $1.4 billion of cash provided by our homebuilding segment, partially offset by $395.7 million and $150.2 million of cash used in our Forestar and financial services segments, respectively.

Cash provided from a decrease in construction in progress and finished homes inventory was $84.6 million in fiscal 2019 as our homes in inventory at September 30, 2019 remained relatively flat with the prior year. Cash used to increase construction in progress and finished homes inventory was $482.8 million in fiscal 2018 as our homes in inventory increased by approximately 3,300 homes at September 30, 2018 compared to September 30, 2017. During fiscal 2019, cash used to increase residential land and lots was $676.4 million compared to $573.8 million in fiscal 2018. Of these amounts, $513.2 million and $393.2 million, respectively, related to Forestar. The most significant source of cash provided by operating activities in all years was net income.

Investing Cash Flow Activities

In fiscal 2019, net cash used in investing activities was $394.0 million compared to cash provided by investing activities of $19.0 million in fiscal 2018. In fiscal 2019, we paid $315.8 million to purchase the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes. Proceeds from the sale of assets in fiscal 2019 included $133.4 million related to the sale of two multi-family rental properties constructed by DHI Communities. In fiscal 2018, we paid $558.3 million to purchase 75% of the outstanding shares of Forestar, which had $401.9 million of cash on the acquisition date. Proceeds from the sale of assets in fiscal 2018 included $258.3 million related to Forestar, primarily from the strategic sale of assets.

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

In fiscal 2019, net cash used in financing activities was $490.1 million, consisting primarily of note repayments, repurchases of common stock and payments of cash dividends, largely offset by note proceeds. Note repayments of $2.7 billion included repayments of amounts drawn on our revolving credit facilities of $2.2 billion and repayment of $500 million principal amount of our 3.75% homebuilding senior notes at maturity. We also used cash of $479.8 million to repurchase 11.9 million shares of our common stock and used $223.4 million to pay dividends to our common stockholders. Note proceeds of $2.5 billion included draws of $2.2 billion on our revolving credit facilities and Forestar’s issuance of $350 million principal amount of 8.0% senior notes due April 2024. Our financial services segment received proceeds of $251.2 million from net advances under its mortgage repurchase facility. Additionally, Forestar’s issuance of common stock resulted in $100.7 million of cash proceeds.

In fiscal 2018, net cash used in financing activities was $82.5 million, consisting primarily of note repayments, payments of cash dividends and repurchases of common stock, largely offset by note proceeds. Note repayments of $2.2 billion included repayments of amounts drawn on our homebuilding revolving credit facility of $1.8 billion and our early redemption of $400 million principal amount of our 3.625% senior notes due February 2018. We also used cash of $188.4 million to pay dividends to our common stockholders and used $127.5 million to repurchase 2.8 million shares of our common stock. Note proceeds of $2.2 billion included draws of $1.8 billion on our homebuilding revolving credit facility and our issuance of $400 million principal amount of 2.55% senior notes due December 2020. Our financial services segment received proceeds of $217.7 million from net advances under its mortgage repurchase facility.

Our Board of Directors approved and paid quarterly cash dividends of $0.15 per common share in fiscal 2019 and $0.125 per common share in fiscal 2018. In November 2019, our Board of Directors approved a cash dividend of $0.175 per common share, payable on December 11, 2019, to stockholders of record on November 27, 2019. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Our future cash requirements for contractual obligations as of September 30, 2019 are presented below.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	> 3 - 5 Years	More Than 5 Years
	(In millions)
Notes Payable — Principal (1)	$3,410.9	$1,605.3	$753.7	$1,051.9	$—
Notes Payable — Interest (1)	367.2	134.0	162.2	71.0	—
Operating Leases	42.5	18.6	18.2	5.5	0.2
Purchase Obligations (2)	59.8	48.2	11.6	—	—
	$3,880.4	$1,806.1	$945.7	$1,128.4	$0.2
_______________

(1)
Notes payable represents principal and interest payments due on our senior notes, our secured notes, our mortgage subsidiary’s repurchase facility and our homebuilding and Forestar revolving credit facilities. Because the balances of our revolving credit facilities were zero at September 30, 2019, we did not assume any principal or interest payments related to these facilities in future periods. The interest obligation associated with our mortgage repurchase facility is based on its annual effective rate of 3.7% and principal balance outstanding at September 30, 2019.

(2)
Purchase obligations relate to our land and lot purchase contracts which enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at September 30, 2019, there were a limited number of contracts, representing $59.8 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $13.2 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

At September 30, 2019, we had outstanding letters of credit of $171.7 million and surety bonds of $1.7 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in our homebuilding, land development and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	the cyclical nature of the homebuilding and lot development industries and changes in economic, real estate and other conditions;

•	constriction of the credit and public capital markets, which could limit our ability to access capital and increase our costs of capital;

•
reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;

•	the risks associated with our land and lot inventory;

•	our ability to effect our growth strategies, acquisitions or investments successfully;

•	the impact of an inflationary, deflationary or higher interest rate environment;

•	home warranty and construction defect claims;

•	the effects of health and safety incidents;

•	the effects of negative publicity;

•	supply shortages and other risks of acquiring land, building materials and skilled labor;

•	reductions in the availability of performance bonds;

•	increases in the costs of owning a home;

•	the effects of governmental regulations and environmental matters on our homebuilding and land development operations;

•	the effects of governmental regulations on our financial services operations;

•	our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;

•	competitive conditions within the homebuilding and financial services industries;

•	the effects of the loss of key personnel; and

•	information technology failures and data security breaches.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2019 and 2018, and for the years ended September 30, 2019, 2018 and 2017. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

Revenue Recognition — We generally recognize homebuilding revenue and related profit at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer. Our performance obligation, to deliver the agreed-upon home, is generally satisfied in less than one year from the original contract date. Proceeds from home closings held for our benefit at title companies are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

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

We rarely purchase land for resale, but periodically may elect to sell parcels of land that no longer fit into our strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. We transfer substantially all underwriting risk associated with title insurance policies to third-party insurers. Revenues associated with our mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. We typically elect the fair value option for our mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through revenues at the time of commitment. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, discussions with our mortgage purchasers, analysis of the volume of mortgages we originated and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests.

We collect insurance commissions on homeowner policies placed with third party carriers through our 100% owned insurance agency. We recognize revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied.

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

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Cost of sales for lots sold includes all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the community. Any changes to the estimated total development costs subsequent to the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity.

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

For the inventory impairment analyses performed during fiscal 2019, we assumed that for the majority of communities, sales prices in future periods will be equal to or lower than current sales order prices in each community, or in comparable communities, in order to generate an acceptable absorption rate. The remaining lives of the communities evaluated were estimated to be in a range from one month to five years, and we utilized a range of discount rates for communities from 12% to 18%.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 99% of these reserves related to construction defect matters at both September 30, 2019 and 2018.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2019 and 2018, we had reserves for approximately 180 and 155 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2019, we established reserves for approximately 110 new construction defect claims and resolved 85 construction defect claims for a total cost of $17.9 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and we believe they may continue to fluctuate. We also believe that fluctuations in housing market conditions can affect the frequency and cost of construction defect claims. If the ultimate resolution of construction defect claims resulting from our home closings in prior years varies from current expectations, it could significantly change our estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed our current estimates, they will have a significant negative impact on our future earnings and liquidity.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $73.7 million in our reserves and a $35.3 million increase in our receivable, resulting in additional expense of $38.4 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $66.3 million in our reserves and a $27.9 million decrease in our receivable, resulting in a reduction in expense of $38.4 million.

Pending Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance is effective for us beginning October 1, 2019 and will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2019 and 2018 was not significant, is recognized in current earnings. At September 30, 2019, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.3 billion. Uncommitted IRLCs totaled a notional amount of approximately $702.7 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $663.8 million at September 30, 2019.

From time to time, we enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At September 30, 2019, we had MBS totaling $111.4 million that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $0.5 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2019. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2019.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2019
	2020	2021	2022	2023	2024	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$716.4	$403.3	$350.4	$700.4	$351.5	$—	$2,522.0	$2,636.9
Average interest rate	3.8%	2.8%	4.5%	5.5%	8.6%	—%	4.9%
Variable rate	$888.9	$—	$—	$—	$—	$—	$888.9	$888.9
Average interest rate	3.7%	—%	—%	—%	—%	—%	3.7%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2019, and the related consolidated statements of operations, total equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimation of reserves for construction defect matters
Description of the Matter
At September 30, 2019, the Company’s reserve for legal claims related to construction defect matters was $432.8 million. As explained in Note K to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
Auditing the reserve for construction defect matters is complex and especially challenging due to the judgmental nature of the key assumptions related to projections of the frequency of future claims and the costs to resolve claims in consideration of historical claims information. These assumptions are developed by management, are subjective in nature and have a significant effect on the determined amount of the reserve for construction defect matters. Further, the estimated reserve balance is sensitive to changes in these key assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the reserve for construction defect matters. We tested the Company’s controls that address the risk of material misstatement related to the measurement and valuation of the reserve for construction defect matters, including the key assumptions related to the projections of the frequency and costs of future claims, and the completeness and accuracy of data used in the model developed by management.
To test the reserve for construction defect matters, our audit procedures included, among others, evaluating the methodology used, the key assumptions and the underlying data used by the Company in developing the reserve estimate. As management utilizes historical trends of frequency of claims incurred and the average cost to resolve claims relative to the types of products and markets where the Company operates in measuring the reserve estimate, we evaluated management’s methodology for determining the frequency and cost of future claims assumptions by comparing these key assumptions to trends observed in historical Company claims data and other available information. In addition, we involved an actuarial specialist to assist with our procedures. Our specialist developed a range of values for the reserve estimate based on independently selected assumptions, which we compared to management’s recorded amount to evaluate management’s estimate. We also performed sensitivity analyses to determine the effect of changes in assumptions, where appropriate. Finally, we reconciled historical data included in the model and performed recalculations to evaluate the completeness and accuracy of the underlying data used by management to determine the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Fort Worth, Texas
November 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on Internal Control over Financial Reporting

We have audited D.R Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2019, the related consolidated statements of operations, total equity, and cash flows for the year then ended, and the related notes and our report dated November 25, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

Fort Worth, Texas
November 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of D.R. Horton, Inc. and its subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, total equity, and cash flows for each of the two years in the period ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Fort Worth, Texas
November 16, 2018

We served as the Company’s auditor from 2008 to 2018.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
	(In millions)
ASSETS
Cash and cash equivalents	$1,494.3	$1,473.1
Restricted cash	19.7	32.9
Total cash, cash equivalents and restricted cash	1,514.0	1,506.0
Inventories:
Construction in progress and finished homes	5,245.0	5,086.3
Residential land and lots — developed and under development	5,939.4	5,172.4
Land held for development	77.8	96.1
Land held for sale	19.8	40.2
Total inventory	11,282.0	10,395.0
Investment in unconsolidated entities	6.5	11.0
Mortgage loans held for sale	1,072.0	796.4
Deferred income taxes, net of valuation allowance of $18.7 million and $17.7 million at September 30, 2019 and 2018, respectively	163.1	194.0
Property and equipment, net	462.2	401.1
Other assets	943.3	701.9
Goodwill	163.5	109.2
Total assets	$15,606.6	$14,114.6
LIABILITIES
Accounts payable	$634.0	$624.7
Accrued expenses and other liabilities	1,278.1	1,127.5
Notes payable	3,399.4	3,203.5
Total liabilities	5,311.5	4,955.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 392,172,821 shares issued and 368,431,454 shares outstanding at September 30, 2019 and 388,120,243 shares issued and 376,261,635 shares outstanding at September 30, 2018	3.9	3.9
Additional paid-in capital	3,179.1	3,085.0
Retained earnings	7,640.1	6,217.9
Treasury stock, 23,741,367 shares and 11,858,608 shares at September 30, 2019 and 2018, respectively, at cost	(802.2)	(322.4)
Stockholders’ equity	10,020.9	8,984.4
Noncontrolling interests	274.2	174.5
Total equity	10,295.1	9,158.9
Total liabilities and equity	$15,606.6	$14,114.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2019	2018	2017
	(In millions, except per share data)
Revenues	$17,592.9	$16,068.0	$14,091.0
Cost of sales	13,720.9	12,398.1	11,042.8
Selling, general and administrative expense	1,832.5	1,676.8	1,471.6
Equity in earnings of unconsolidated entities	(0.5)	(2.8)	—
Gain on sale of assets	(53.9)	(18.8)	—
Other (income) expense	(31.4)	(45.3)	(25.5)
Income before income taxes	2,125.3	2,060.0	1,602.1
Income tax expense	506.7	597.7	563.7
Net income	1,618.6	1,462.3	1,038.4
Net income attributable to noncontrolling interests	0.1	2.0	—
Net income attributable to D.R. Horton, Inc.	$1,618.5	$1,460.3	$1,038.4

Basic net income per common share attributable to D.R. Horton, Inc.	$4.34	$3.88	$2.77
Weighted average number of common shares	372.6	376.6	374.3

Diluted net income per common share attributable to D.R. Horton, Inc.	$4.29	$3.81	$2.74
Adjusted weighted average number of common shares	377.4	383.4	378.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2016 (372,923,187 shares)	$3.8	$2,865.8	$4,057.2	$(134.3)	$0.5	$6,793.0
Net income	—	—	1,038.4	—	—	1,038.4
Exercise of stock options (2,770,569 shares)	—	43.8	—	—	—	43.8
Tax benefit from employee stock awards	—	13.7	—	—	—	13.7
Stock issued under employee benefit plans (1,142,323 shares)	—	14.8	—	—	—	14.8
Cash paid for shares withheld for taxes	—	(5.1)	—	—	—	(5.1)
Stock-based compensation expense	—	59.2	—	—	—	59.2
Cash dividends declared ($0.40 per share)	—	—	(149.6)	—	—	(149.6)
Repurchases of common stock (1,850,000 shares)	—	—	—	(60.6)	—	(60.6)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$0.5	$7,747.6
Noncontrolling interest acquired	—	—	—	—	175.2	175.2
Net income	—	—	1,460.3	—	2.0	1,462.3
Exercise of stock options (2,547,139 shares)	0.1	43.3	—	—	—	43.4
Stock issued under employee benefit plans (1,536,954 shares)	—	4.0	—	—	—	4.0
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	(10.3)
Stock-based compensation expense	—	55.8	—	—	—	55.8
Cash dividends declared ($0.50 per share)	—	—	(188.4)	—	—	(188.4)
Repurchases of common stock (2,808,537 shares)	—	—	—	(127.5)	—	(127.5)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606 (see Note A)	—	—	27.1	—	—	27.1
Net income	—	—	1,618.5	—	0.1	1,618.6
Exercise of stock options (2,634,802 shares)	—	38.1	—	—	—	38.1
Stock issued under employee benefit plans (1,417,776 shares)	—	4.6	—	—	—	4.6
Cash paid for shares withheld for taxes	—	(19.7)	—	—	—	(19.7)
Stock-based compensation expense	—	73.2	—	—	—	73.2
Cash dividends declared ($0.60 per share)	—	—	(223.4)	—	—	(223.4)
Repurchases of common stock (11,882,759 shares)	—	—	—	(479.8)	—	(479.8)
Distributions to noncontrolling interests	—	—	—	—	(3.9)	(3.9)
Change of ownership interest in Forestar	—	(2.1)	—	—	103.5	101.4
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018	2017
	(In millions)
OPERATING ACTIVITIES
Net income	$1,618.6	$1,462.3	$1,038.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.0	62.4	54.7
Amortization of discounts and fees	10.9	9.9	5.0
Stock-based compensation expense	73.2	55.8	59.2
Equity in earnings of unconsolidated entities	(0.5)	(2.8)	—
Distributions of earnings of unconsolidated entities	0.5	2.0	—
Excess income tax benefit from employee stock awards	—	—	(14.3)
Deferred income taxes	20.1	170.9	110.8
Inventory and land option charges	54.0	50.4	40.2
Gain on sale of assets	(53.9)	(18.8)	—
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	84.6	(482.8)	(584.4)
Increase in residential land and lots — developed, under development, held for development and held for sale	(676.4)	(573.8)	(362.3)
Increase in other assets	(161.6)	(110.6)	(63.7)
Net (increase) decrease in mortgage loans held for sale	(275.6)	(208.8)	67.6
Increase in accounts payable, accrued expenses and other liabilities	126.2	129.1	89.0
Net cash provided by operating activities	892.1	545.2	440.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(127.2)	(68.1)	(102.7)
Proceeds from sale of assets	143.8	292.9	—
Expenditures related to rental properties	(96.9)	(70.2)	(54.6)
Return of investment in unconsolidated entities	4.4	17.5	—
Net principal (increase) decrease of other mortgage loans and real estate owned	(2.3)	(1.2)	6.2
Proceeds from (purchases of) debt securities collateralized by residential real estate	—	7.3	(8.8)
Payments related to business acquisitions, net of cash acquired	(315.8)	(159.2)	(4.1)
Net cash (used in) provided by investing activities	(394.0)	19.0	(164.0)
FINANCING ACTIVITIES
Proceeds from notes payable	2,528.2	2,163.5	835.0
Repayment of notes payable	(2,686.1)	(2,181.7)	(1,192.3)
Advances (payments) on mortgage repurchase facility, net	251.2	217.7	(53.0)
Proceeds from stock associated with certain employee benefit plans	42.7	47.4	46.7
Excess income tax benefit from employee stock awards	—	—	14.3
Cash paid for shares withheld for taxes	(19.7)	(10.3)	(5.1)
Cash dividends paid	(223.4)	(188.4)	(149.6)
Repurchases of common stock	(479.8)	(127.5)	(60.6)
Distributions to noncontrolling interests, net	(3.9)	(3.2)	—
Net proceeds from issuance of Forestar common stock	100.7	—	—
Net cash used in financing activities	(490.1)	(82.5)	(564.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	8.0	481.7	(288.4)
Cash, cash equivalents and restricted cash at beginning of year	1,506.0	1,024.3	1,312.7
Cash, cash equivalents and restricted cash at end of year	$1,514.0	$1,506.0	$1,024.3

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Supplemental cash flow information:
Income taxes paid, net	$488.0	$387.2	$446.4
Supplemental disclosures of non-cash activities:
Notes payable issued for inventory	$83.6	$—	$4.5
Stock issued under employee incentive plans	$49.6	$64.0	$31.9
Accrued expenditures for property and equipment	$14.1	$10.7	$16.3
Accrual for holdback payment related to acquisition	$10.1	$—	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. The Company owns a 66% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 34% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Reclassifications

In connection with the adoption of Accounting Standards Update (ASU) 2016-18 in fiscal 2019, restricted cash is now included with cash and cash equivalents when reconciling beginning and ending amounts in the consolidated statements of cash flows. Prior year amounts have been reclassified to conform to the current year presentation, resulting in an increase in cash provided by investing activities of $16.4 million for fiscal 2018 and a decrease in cash used in investing activities of $7.0 million for fiscal 2017.

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

Adoption of New Accounting Standard

On October 1, 2018, the Company adopted Accounting Standards Codification 606, "Revenue from Contracts with Customers" (ASC 606), which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of October 1, 2018. Results for fiscal 2019 are presented under ASC 606, while prior year amounts were not adjusted and will continue to be reported under the previous accounting standards. The Company recorded an increase to retained earnings of $27.1 million, net of tax, as of October 1, 2018, due to the cumulative effect of adopting ASC 606, which was primarily related to the recognition of contract assets totaling $32.4 million for insurance brokerage commission renewals. Under ASC 606, the Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied. There was not a material impact to fiscal 2019 revenues as a result of applying ASC 606, and there have not been significant changes to the Company’s business processes, systems, or internal controls as a result of implementing the standard.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company executes sales contracts with its homebuyers, or when it requires advance payment from homebuyers for custom changes, upgrades or options related to their homes, the cash deposits received are recorded as liabilities until the homes are closed or the contracts are cancelled. The Company either retains or refunds to the homebuyer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

The Company rarely purchases land for resale, but periodically may elect to sell parcels of land that no longer fit into its strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. The Company transfers substantially all underwriting risk associated with title insurance policies to third-party insurers. Revenues associated with the Company’s mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. The Company typically elects the fair value option for its mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through revenues at the time of commitment. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

The Company collects insurance commissions on homeowner policies placed with third party carriers through its 100% owned insurance agency. The Company recognizes revenue and a contract asset for estimated future renewals of these policies upon issuance of the initial policy, the date at which the performance obligation is satisfied.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $244.8 million at September 30, 2019, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $48.6 million and $44.2 million at September 30, 2019 and 2018, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

Restricted Cash

The Company has cash that is restricted as to its use. Restricted cash related to homebuilding and land development operations includes customer deposits that are temporarily restricted in accordance with regulatory requirements. Restricted cash related to financial services is mortgagor related funds held by the Company for taxes and insurance on an interim basis until the loans are sold.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Cost of sales for lots sold includes all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the community. Any changes to the estimated total development costs subsequent to the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity.

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

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2019, 2018 and 2017, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

Land Purchase Contract Deposits and Pre-Acquisition Costs

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land purchase contract deposits and capitalized pre-acquisition costs are expensed to inventory and land option charges when the Company believes it is probable that it will not acquire the property under contract and will not be able to recover these costs through other means. See Notes C and K.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. At September 30, 2019, there was one variable interest entity reported in the Company’s consolidated balance sheet as a result of the related party transaction described in Note N. There were no variable interest entities reported in the consolidated balance sheet at September 30, 2018 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance, and it did not have an obligation to absorb losses of or the right to receive benefits from the entity. The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2019 and 2018, the deposits related to these contracts totaled $396.9 million and $326.0 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Property under construction is not depreciated until the property is placed in service. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. The depreciable life of model home furniture is 2 years, depreciable lives of office furniture and equipment typically range from 2 to 5 years, and depreciable lives of buildings and improvements typically range from 5 to 30 years.

DHI Communities develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities has four projects under active construction and two projects that are substantially complete, one of which was under contract to sell at September 30, 2019. The property balances related to these operations are presented in the table below.

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Buildings and improvements (1) (2)	$329.4	$292.3
Multi-family rental properties under construction	65.2	54.1
Model home furniture	128.3	127.8
Office furniture and equipment	128.6	107.8
Land (1) (2)	71.6	63.8
Total property and equipment	$723.1	$645.8
Accumulated depreciation	(260.9)	(244.7)
Property and equipment, net	$462.2	$401.1

_____________

(1)
At September 30, 2019, buildings and improvements included $50.7 million related to completed multi-family rental properties and $56.9 million related to the Company’s oil and gas related assets. Additionally, land included $38.0 million related to the Company’s multi-family rental operations.

(2)
At September 30, 2018, buildings and improvements included $87.3 million related to completed multi-family rental properties and land included $36.7 million related to the Company’s multi-family rental operations.

Depreciation expense was $66.1 million, $58.2 million and $49.4 million in fiscal 2019, 2018 and 2017, respectively.

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

The Company’s allocation of the aggregate purchase price of these transactions was based on the estimated fair value of the assets and liabilities acquired as follows (in millions):

Inventories	$265.5
Other assets	23.3
Goodwill	54.3
Intangible assets	8.6
Other liabilities	(25.8)
Net assets acquired	$325.9

As a result of these transactions, the Company recorded goodwill of $54.3 million, of which $49.7 million was allocated to the Midwest region and $4.6 million was allocated to the East region. The goodwill is tax deductible and relates to expected synergies from expanding the Company’s market presence in its Midwest and East regions, the experienced and knowledgeable workforce of these entities and their capital efficient operating processes. The intangible assets will be amortized on a straight-line basis to SG&A expense over their expected lives, which range from one to three years.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the qualitative assessments performed in fiscal 2019, 2018 and 2017, no impairment charges were indicated or recorded.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2019	2018
	(In millions)
East	$26.4	$21.8
Midwest	49.7	—
Southeast	40.1	40.1
South Central	15.9	15.9
Southwest	—	—
West	2.2	2.2
Forestar	29.2	29.2
Total goodwill	$163.5	$109.2

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $47.0 million,
$44.1 million and $45.4 million in fiscal 2019, 2018 and 2017, respectively.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company’s unrecognized tax benefits and related accrued interest at September 30, 2019 and 2018 were immaterial.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note H.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2019, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2019 have a remaining vesting period up to 4.2 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. All stock options outstanding at September 30, 2019 were vested and expire 10 years after the dates on which they were granted.

The compensation expense for stock-based awards is based on the fair value of the award and is recognized on a straight-line basis over the remaining vesting period. The fair values of restricted stock units are based on the Company’s stock price on the date of grant. The fair values of stock options granted are calculated on the date of grant using a Black-Scholes option pricing model. Determining the fair value of stock options requires judgment in developing assumptions and involves a number of estimates. These estimates include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, judgment is used in estimating the number of stock awards that are expected to be forfeited. See Note J.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, interest rate lock commitments and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. See Note M.

Pending Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance is effective for the Company beginning October 1, 2019 and will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 52 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 97% of consolidated revenues in fiscal 2019 and 2018 and 98% of consolidated revenues in fiscal 2017. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 90 markets in 29 states across the United States. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

The Forestar segment is a residential lot development company with operations in 51 markets and 20 states. Forestar is making significant investments in land acquisition and development to expand its business across a geographically diversified national platform. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has four projects under active construction and two projects that are substantially complete, one of which was under contract to sell at September 30, 2019. In January 2019, DHI Communities sold its first multi-family rental property for $73.4 million and recorded a gain on the sale of $29.3 million. In June 2019, DHI Communities sold its second multi-family rental property for $60.0 million and recorded a gain on the sale of $22.6 million. At September 30, 2019 and 2018, property and equipment in the consolidated balance sheets included $153.9 million and $171.4 million, respectively, of assets owned by DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,043.0	$382.8	$43.4	$25.1	$—	$—	$1,494.3
Restricted cash	8.0	—	11.6	0.1	—	—	19.7
Inventories:
Construction in progress and finished homes	5,249.0	—	—	—	(4.0)	—	5,245.0
Residential land and lots — developed and under development	4,956.1	1,011.8	—	—	(31.4)	2.9	5,939.4
Land held for development	60.7	17.1	—	—	—	—	77.8
Land held for sale	19.8	—	—	—	—	—	19.8
	10,285.6	1,028.9	—	—	(35.4)	2.9	11,282.0
Investment in unconsolidated entities	—	7.3	—	—	—	(0.8)	6.5
Mortgage loans held for sale	—	—	1,072.0	—	—	—	1,072.0
Deferred income taxes, net	146.4	17.4	—	—	5.1	(5.8)	163.1
Property and equipment, net	235.4	2.4	3.2	221.2	—	—	462.2
Other assets	863.2	16.9	68.3	71.5	(88.5)	11.9	943.3
Goodwill	134.3	—	—	—	—	29.2	163.5
	$12,715.9	$1,455.7	$1,198.5	$317.9	$(118.8)	$37.4	$15,606.6
Liabilities
Accounts payable	$598.6	$16.8	$7.0	$11.6	$—	$—	$634.0
Accrued expenses and other liabilities	1,152.5	169.5	53.0	9.3	(93.6)	(12.6)	1,278.1
Notes payable	2,047.6	460.5	888.9	—	—	2.4	3,399.4
	$3,798.7	$646.8	$948.9	$20.9	$(93.6)	$(10.2)	$5,311.5
_____________

(1)
Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (1)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,111.8	$318.8	$33.7	$8.8	$—	$—	$1,473.1
Restricted cash	8.6	16.2	8.1	—	—	—	32.9
Inventories:
Construction in progress and finished homes	5,084.4	—	—	—	1.9	—	5,086.3
Residential land and lots — developed and under development	4,689.3	463.1	—	—	(7.2)	27.2	5,172.4
Land held for development	61.2	34.9	—	—	—	—	96.1
Land held for sale	40.2	—	—	—	—	—	40.2
	9,875.1	498.0	—	—	(5.3)	27.2	10,395.0
Investment in unconsolidated entities	—	11.7	—	—	—	(0.7)	11.0
Mortgage loans held for sale	—	—	796.4	—	—	—	796.4
Deferred income taxes, net	176.5	26.9	—	—	1.1	(10.5)	194.0
Property and equipment, net	207.1	1.8	3.0	189.2	—	—	401.1
Other assets	673.7	19.7	43.6	0.9	(48.6)	12.6	701.9
Goodwill	80.0	—	—	—	—	29.2	109.2
	$12,132.8	$893.1	$884.8	$198.9	$(52.8)	$57.8	$14,114.6
Liabilities
Accounts payable	$612.4	$11.2	$0.2	$4.2	$(3.3)	$—	$624.7
Accrued expenses and other liabilities	1,041.3	95.7	41.9	9.9	(46.1)	(15.2)	1,127.5
Notes payable	2,445.9	111.7	637.7	—	—	8.2	3,203.5
	$4,099.6	$218.6	$679.8	$14.1	$(49.4)	$(7.0)	$4,955.7
______________

(1)
Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.

(2)	Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.

(3)	Amounts represent the elimination of intercompany transactions and the reclassification of Forestar interest expense to inventory.

(4)	Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$16,925.0	$—	$—	$—	$—	$—	$16,925.0
Land/lot sales and other	91.9	428.3	—	32.6	(326.6)	—	226.2
Financial services	—	—	441.7	—	—	—	441.7
	17,016.9	428.3	441.7	32.6	(326.6)	—	17,592.9
Cost of sales:
Home sales (5)	13,507.1	—	—	—	(8.3)	—	13,498.8
Land/lot sales and other	75.1	361.9	—	—	(287.4)	18.5	168.1
Inventory and land option charges	53.2	0.8	—	—	—	—	54.0
	13,635.4	362.7	—	—	(295.7)	18.5	13,720.9
Selling, general and administrative expense	1,482.3	28.9	293.0	27.8	—	0.5	1,832.5
Equity in earnings of unconsolidated entities	—	(0.5)	—	—	—	—	(0.5)
Gain on sale of assets	(2.0)	(3.0)	—	(51.9)	—	3.0	(53.9)
Other (income) expense	(9.5)	(5.5)	(17.6)	1.2	—	—	(31.4)
Income before income taxes	$1,910.7	$45.7	$166.3	$55.5	$(30.9)	$(22.0)	$2,125.3
Summary Cash Flow Information:
Depreciation and amortization	$63.7	$0.2	$1.5	$6.1	$—	$0.5	$72.0
Cash provided by (used in) operating activities	$1,438.0	$(391.3)	$(150.2)	$2.5	$(2.5)	$(4.4)	$892.1
_____________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$15,502.0	$—	$—	$—	$—	$—	$15,502.0
Land/lot sales and other	121.8	109.2	—	—	(39.1)	(1.2)	190.7
Financial services	—	—	375.3	—	—	—	375.3
	15,623.8	109.2	375.3	—	(39.1)	(1.2)	16,068.0
Cost of sales:
Home sales (5)	12,195.5	—	—	—	(1.2)	—	12,194.3
Land/lot sales and other	99.1	68.0	—	—	(30.1)	16.4	153.4
Inventory and land option charges	48.8	1.0	—	—	—	0.6	50.4
	12,343.4	69.0	—	—	(31.3)	17.0	12,398.1
Selling, general and administrative expense	1,346.2	32.8	272.6	24.7	—	0.5	1,676.8
Equity in earnings of unconsolidated entities	—	(12.4)	—	—	2.5	7.1	(2.8)
Gain on sale of assets	(15.8)	(27.7)	—	—	—	24.7	(18.8)
Interest expense	—	5.8	—	—	(5.8)	—	—
Other (income) expense	(7.2)	(7.0)	(15.1)	(17.0)	—	1.0	(45.3)
Income (loss) before income taxes	$1,957.2	$48.7	$117.8	$(7.7)	$(4.5)	$(51.5)	$2,060.0
Summary Cash Flow Information:
Depreciation and amortization	$53.4	$0.3	$1.4	$6.8	$—	$0.5	$62.4
Cash provided by (used in) operating activities	$1,001.7	$(320.3)	$(116.6)	$0.8	$(10.5)	$(9.9)	$545.2
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended September 30, 2017
	Homebuilding	Financial Services	Other (1)	Consolidated
	(In millions)
Revenues:
Home sales	$13,653.2	$—	$—	$13,653.2
Land/lot sales and other	88.3	—	—	88.3
Financial services	—	349.5	—	349.5
	13,741.5	349.5	—	14,091.0
Cost of sales:
Home sales	10,927.8	—	—	10,927.8
Land/lot sales and other	74.8	—	—	74.8
Inventory and land option charges	40.2	—	—	40.2
	11,042.8	—	—	11,042.8
Selling, general and administrative expense	1,220.4	239.3	11.9	1,471.6
Other (income) expense	(11.0)	(14.3)	(0.2)	(25.5)
Income (loss) before income taxes	$1,489.3	$124.5	$(11.7)	$1,602.1
Summary Cash Flow Information:
Depreciation and amortization	$49.5	$1.5	$3.7	$54.7
Cash provided by (used in) operating activities	$303.7	$139.1	$(2.6)	$440.2
_____________

(1)	Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2019	2018
	(In millions)
East	$1,288.8	$1,192.0
Midwest	836.8	583.1
Southeast	2,768.0	2,668.7
South Central	2,533.2	2,439.4
Southwest	574.4	499.7
West	2,056.0	2,268.5
Corporate and unallocated (2)	228.4	223.7
	$10,285.6	$9,875.1
________________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2019	2018	2017
	(In millions)
Revenues
East	$2,290.2	$1,893.4	$1,640.1
Midwest	1,123.1	858.9	736.5
Southeast	4,977.8	4,578.6	4,087.6
South Central	4,202.4	3,769.9	3,383.1
Southwest	772.6	768.7	597.5
West	3,650.8	3,754.3	3,296.7
	$17,016.9	$15,623.8	$13,741.5
Inventory and Land Option Charges
East	$2.7	$2.3	$13.6
Midwest	3.5	5.1	1.8
Southeast	10.7	28.8	8.7
South Central	11.6	4.6	4.1
Southwest	0.5	0.9	1.6
West	24.2	7.1	10.4
	$53.2	$48.8	$40.2
Income Before Income Taxes (1)
East	$238.8	$217.3	$153.9
Midwest	57.7	77.5	49.1
Southeast	584.7	536.0	450.3
South Central	551.1	506.1	439.1
Southwest	100.4	97.4	39.6
West	378.0	522.9	357.3
	$1,910.7	$1,957.2	$1,489.3
________________________

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C – INVENTORIES

At the end of each quarter during fiscal 2019, the Company reviewed the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performed detailed impairment evaluations and analyses when necessary. As of September 30, 2019, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $55.9 million and recorded impairment charges of $7.1 million during the fourth quarter to reduce the carrying value of impaired communities and land to fair value. Total impairment charges during fiscal 2019, 2018 and 2017 were $25.7 million, $11.8 million and $23.2 million, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During fiscal 2019, 2018 and 2017, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $28.3 million, $14.1 million and $17.0 million, respectively. Total inventory and land option charges for fiscal 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction.

In fiscal 2018, the Forestar segment sold a portion of its assets for $232 million. This strategic asset sale included projects owned both directly and indirectly through ventures. The total net proceeds after certain purchase price adjustments, closing costs and other costs associated with selling these projects was $217.5 million, and a gain on the sale of these assets of $0.7 million is included in the Company’s consolidated statement of operations for the year ended September 30, 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2019	2018
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
3.75% senior notes due 2019 (1)	—	499.6
4.0% senior notes due 2020 (1)	499.6	498.8
2.55% senior notes due 2020 (1)	398.9	397.9
4.375% senior notes due 2022 (1)	348.8	348.4
4.75% senior notes due 2023 (1)	298.9	298.7
5.75% senior notes due 2023 (1)	398.4	398.0
Other secured notes	103.0	4.5
	2,047.6	2,445.9
Forestar:
Unsecured:
Revolving credit facility	—	—
3.75% convertible senior notes due 2020 (2)	119.1	119.9
8.0% senior notes due 2024 (3)	343.8	—
	462.9	119.9
Financial Services:
Mortgage repurchase facility	888.9	637.7
	$3,399.4	$3,203.5

__________________

(1)	Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $5.4 million and $8.5 million at September 30, 2019 and 2018, respectively.

(2)	Forestar’s 3.75% convertible senior notes due 2020 include an unamortized fair value adjustment of $2.4 million and $8.2 million at September 30, 2019 and 2018, respectively.

(3)	Debt issuance costs that were deducted from the carrying amount of Forestar’s 8.0% senior notes totaled $6.2 million at September 30, 2019.

As of September 30, 2019, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.6 billion in fiscal 2020, $403.3 million in fiscal 2021, $350.4 million in fiscal 2022, $700.4 million in fiscal 2023 and $351.5 million in fiscal 2024.

Homebuilding:

At September 30, 2019, the Company had a $1.325 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.9 billion, subject to certain conditions and availability of additional bank commitments. The facility also provided for the issuance of letters of credit with a sublimit equal to approximately 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2019, there were no borrowings outstanding and $141.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.2 billion. Borrowings and repayments under the facility totaled $2.1 billion each during fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2019, the homebuilding revolving credit facility was amended to increase its capacity to $1.59 billion with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the facility’s maturity date from September 25, 2023 to October 2, 2024 and increased the letter of credit sublimit to 100% of the revolving credit commitment.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In March 2019, the Company repaid $500 million principal amount of its 3.75% senior notes at maturity. In October 2019, the Company issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%.

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2019 are summarized below.

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

_____________

(1)
The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest.

(2)	Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facility are guaranteed by entities that hold approximately 79% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2019.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2019, there were no borrowings outstanding and $29.7 million of letters of credit issued under the revolving credit facility. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. At September 30, 2019, the borrowing base limited the available capacity under the revolving credit facility to $339.6 million. Borrowings and repayments under the facility totaled $85 million each during fiscal 2019.

In October 2019, the Forestar revolving credit facility was amended to extend its maturity date from August 16, 2021 to October 2, 2022. The maturity date may be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

At September 30, 2019, the principal amount of Forestar’s 3.75% convertible senior notes due March 2020 was $118.9 million. Forestar intends to settle the principal amount of these notes in cash at maturity, with any excess conversion value to be settled in shares of its common stock.

In April 2019, Forestar issued $350 million principal amount of 8.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes mature April 15, 2024, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 8.5%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $900 million; however, the capacity increases, without requiring additional commitments, to $1.1 billion for approximately 45 days at fiscal year end. The capacity can also be increased to $1.2 billion subject to the availability of additional commitments. The maturity date of the facility is February 21, 2020.

As of September 30, 2019, $1.0 billion of mortgage loans held for sale with a collateral value of $972.0 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $888.9 million outstanding under the mortgage repurchase facility at September 30, 2019 at a 3.7% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2019, 2018 and 2017.

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Capitalized interest, beginning of year	$162.7	$167.9	$191.2
Interest incurred (1)	140.2	125.4	129.3
Interest charged to cost of sales	(122.8)	(130.6)	(152.6)
Capitalized interest, end of year	$180.1	$162.7	$167.9
_____________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $16.1 million, $12.1 million and $8.5 million in fiscal 2019, 2018 and 2017, respectively. Also included in interest incurred is Forestar interest of $19.4 million and $3.4 million in fiscal 2019 and 2018, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2019, mortgage loans held for sale had an aggregate carrying value of $1.1 billion and an aggregate outstanding principal balance of $1.0 billion. At September 30, 2018, mortgage loans held for sale had an aggregate carrying value of $796.4 million and an aggregate outstanding principal balance of $776.1 million. During the years ended September 30, 2019, 2018 and 2017, mortgage loans originated totaled $8.7 billion, $7.6 billion and $6.8 billion, respectively, and mortgage loans sold totaled $8.4 billion, $7.4 billion and $6.8 billion, respectively. The Company had gains on sales of loans and servicing rights of $319.4 million, $265.1 million and $251.1 million during the years ended September 30, 2019, 2018 and 2017, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 93% of the mortgage loans sold by DHI Mortgage during fiscal 2019 were sold to four major financial entities, the largest percentage of which purchased 32% of the total loans sold.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2019, 2018 and 2017 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2019 and 2018, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $663.8 million and $575.9 million, respectively, and the notional amounts of the hedging instruments related to those loans totaled $663.8 million and $575.8 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2019 and 2018, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $11.4 million and $9.1 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at September 30, 2019 and 2018 totaled $8.7 million and $8.4 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2019 and 2018, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $727.9 million and $485.3 million, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2019 and 2018, the notional amount of best-efforts whole loan delivery commitments totaled $25.2 million and $25.6 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $636.2 million and $430.2 million, respectively.

From time to time, the Company enters into forward sales of MBS as part of a program to offer below market interest rate financing to its homebuyers in certain markets. At September 30, 2019, the Company had MBS totaling $111.4 million that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $0.5 million for the fair value of such MBS position.

NOTE G – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Current tax expense:
Federal	$407.3	$373.2	$425.6
State	79.3	53.6	27.3
	486.6	426.8	452.9
Deferred tax expense:
Federal	13.9	158.7	87.9
State	6.2	12.2	22.9
	20.1	170.9	110.8
Total income tax expense	$506.7	$597.7	$563.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s effective tax rate was 23.8%, 29.0% and 35.2% in fiscal 2019, 2018 and 2017, respectively. The effective tax rates for fiscal 2019 and 2018 reflect the impact of the Tax Cuts and Jobs Act (Tax Act), which was enacted into law in December 2017. The Tax Act reduced the federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law required the application of a blended tax rate in the year of change, which for the Company was 24.5% for the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2019 and thereafter, the applicable statutory federal tax rate is 21%. The Tax Act also repealed the domestic production activities deduction effective for the Company beginning October 1, 2018. The effective tax rates for fiscal year 2019 and 2018 also include a tax benefit related to stock-based compensation.

The fiscal year 2018 effective tax rate also included the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Act, the release of a valuation allowance against deferred tax assets related to Forestar and the enactment of the Bipartisan Budget Act of 2018, which retroactively extended the expiration date of the federal energy efficient home credit from December 31, 2016 until December 31, 2017. The effective tax rates for all years include an expense for state income taxes.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% in fiscal 2019, 24.5% in fiscal 2018 and 35% in fiscal 2017 to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Income taxes at federal statutory rate	$446.3	$505.0	$560.7
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	69.1	59.4	42.3
Domestic production activities deduction	—	(36.7)	(39.8)
Valuation allowance	(0.2)	(7.3)	0.8
Tax credits	(1.6)	(19.0)	(3.5)
Excess tax benefit from stock-based compensation	(16.1)	(21.2)	—
Tax law change from enactment of Tax Act	—	108.7	—
Other	9.2	8.8	3.2
Total income tax expense	$506.7	$597.7	$563.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2019	2018
	(In millions)
Deferred tax assets:
Inventory costs	$39.8	$40.9
Inventory impairments	27.9	31.8
Warranty and construction defect costs	135.1	121.8
Net operating loss carryforwards	31.5	38.1
Tax credit carryforwards	3.5	4.3
Incentive compensation plans	65.1	55.2
Deferred income	0.2	1.3
Other	7.0	5.8
Total deferred tax assets	310.1	299.2
Valuation allowance	(18.7)	(17.7)
Total deferred tax assets, net of valuation allowance	$291.4	$281.5
Deferred tax liabilities:
Deferral of profit on home closings	95.4	64.9
Depreciation of fixed assets	14.2	10.7
Other	18.7	11.9
Total deferred tax liabilities	$128.3	$87.5
Deferred income taxes, net	$163.1	$194.0

D.R. Horton has $16.4 million of tax benefits for state net operating loss (NOL) carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $6.2 million of the tax benefits expire over the next ten years and the remaining $10.2 million expires from fiscal years 2030 to 2039.

Forestar has $11.4 million of tax benefits for federal NOL carryforwards which have no expiration date. Additionally, Forestar has $3.7 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Valuation Allowance

The Company has a valuation allowance of $18.7 million at September 30, 2019 and $17.7 million at September 30, 2018 related to state deferred tax assets for NOL carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2016 through 2019. D.R. Horton is currently being audited by various states; however, to date, management is not aware of any significant findings identified by the taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The federal statute of limitations for tax years prior to 2017 is effectively closed. The statute of limitations in major state jurisdictions for tax years prior to 2015 is closed. The Internal Revenue Service recently completed an audit of Forestar’s 2016 tax year with no changes. Forestar is not currently being audited by any state jurisdictions.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2019	2018	2017
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,618.5	$1,460.3	$1,038.4
Denominator:
Denominator for basic earnings per share — weighted average common shares	372.6	376.6	374.3
Effect of dilutive securities:
Employee stock awards	4.8	6.8	4.6
Denominator for diluted earnings per share — adjusted weighted average common shares	377.4	383.4	378.9

Basic net income per common share attributable to D.R. Horton, Inc.	$4.34	$3.88	$2.77
Diluted net income per common share attributable to D.R. Horton, Inc.	$4.29	$3.81	$2.74

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE I – STOCKHOLDERS’ EQUITY

The Company has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. On September 30, 2019, Forestar issued 6.0 million shares of its common stock for $17.50 per share in a public underwritten offering. Net proceeds to Forestar from this offering after deducting underwriting discounts and commissions and other expenses were $100.7 million. As a result of the issuance, D.R. Horton's ownership of Forestar's outstanding common shares decreased from 75% to approximately 66%. Following the offering, $394.3 million remains available for issuance under Forestar’s shelf registration statement.

At September 30, 2019, the Company had 392,172,821 shares of common stock issued and 368,431,454 shares outstanding. No shares of preferred stock were issued or outstanding.

During fiscal 2019, the Company repurchased 11.9 million shares of its common stock for $479.8 million. Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, which replaced the previous authorization. The new authorization has no expiration date. Shares repurchased under the new authorization reduced the remaining authorization amount to $895.7 million at September 30, 2019.

The Board of Directors approved and paid quarterly cash dividends of $0.15 per common share and $0.125 per common share in fiscal 2019 and 2018, respectively. In November 2019, the Board of Directors approved a cash dividend of $0.175 per common share, payable on December 11, 2019, to stockholders of record on November 27, 2019.

NOTE J – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $21.7 million, $18.4 million and $16.0 million of expense for matching contributions in fiscal 2019, 2018 and 2017, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $40.6 million and $35.4 million at September 30, 2019 and 2018, respectively. The Company recorded $5.8 million, $5.4 million and $4.9 million of expense for this plan in fiscal 2019, 2018 and 2017, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $78.6 million and $69.3 million at September 30, 2019 and 2018, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $2.9 million, $5.8 million and $6.3 million in fiscal 2019, 2018 and 2017, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 141,661 shares for $4.6 million in fiscal 2019, 114,340 shares for $4.0 million in fiscal 2018 and 111,527 shares for $2.8 million in fiscal 2017. At September 30, 2019, the Company had 3.0 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2019, 2018 and 2017, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $24.4 million, $23.7 million and $16.8 million in fiscal 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). At September 30, 2019, the Company had 21.1 million shares of common stock reserved for issuance and 13.0 million shares available for future grants under the Stock Incentive Plan.

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2019 are all exercisable and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2019, 2018 or 2017. The following table provides information related to stock option activity during those years.

	Year Ended September 30,
	2019		2018		2017
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,856,959	$17.25	8,431,348	$16.92	11,395,917	$16.69
Exercised	(2,634,802)	14.47	(2,547,139)	16.10	(2,770,569)	15.83
Cancelled or expired	(38,000)	18.98	(27,250)	22.08	(194,000)	18.83
Outstanding at end of year	3,184,157	$19.53	5,856,959	$17.25	8,431,348	$16.92
Exercisable at end of year	3,184,157	$19.53	4,955,392	$17.07	5,772,214	$16.01

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $70.6 million, $76.8 million and $49.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2019 was $105.6 million. Exercise prices for options outstanding at September 30, 2019 ranged from $9.97 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2019 is 3.4 years.

For fiscal 2019, 2018 and 2017, compensation expense related to stock options was $1.0 million, $6.9 million and $15.1 million, respectively. At September 30, 2019, there was no unrecognized compensation expense related to stock option awards as all of the awards are fully expensed.

Performance-Based Restricted Stock Unit (RSU) Equity Awards

During fiscal 2019, 2018 and 2017, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. The performance-based RSUs have no dividend or voting rights during the performance period. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. Compensation expense related to these grants is based on the Company’s performance against the peer group, the elapsed portion of the performance period and the grant date fair value of the award.

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2019.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2019	2018	2017
				(In millions)
November 2016	September 2019	330,000	$29.20	$2.9	$3.9	$5.1
November 2017	September 2020	330,000	45.79	8.9	4.8	—
November 2018	September 2021	360,000	37.75	6.1	—	—
				$17.9	$8.7	$5.1

In November 2019, the Compensation Committee approved the payout of the performance-based RSUs that vested in September 2019 in the form of 495,000 shares of common stock to satisfy the awards.

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2019, 2018 and 2017, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 900, 920 and 600 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides additional information related to time-based RSU activity during fiscal 2019, 2018 and 2017. The number of restricted stock units vested in fiscal 2019 includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2019		2018		2017
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,797,922	$31.77	4,365,782	$26.09	3,478,233	$24.12
Granted	1,796,200	33.75	1,747,870	41.82	1,868,660	28.64
Vested	(1,430,826)	29.83	(1,149,055)	25.80	(792,941)	24.48
Cancelled	(273,762)	32.82	(166,675)	29.56	(188,170)	25.21
Outstanding at end of year	4,889,534	$33.01	4,797,922	$31.77	4,365,782	$26.09

The total fair value of shares vested on the vesting date during fiscal 2019, 2018 and 2017 was $56.9 million, $51.0 million and $25.0 million, respectively. For fiscal 2019, 2018 and 2017, compensation expense related to time-based RSUs was $51.8 million, $39.3 million and $28.8 million, respectively. At September 30, 2019, there was $99.8 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 3.3 years.

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

Changes in the Company’s warranty liability during fiscal 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Warranty liability, beginning of year	$202.0	$143.7
Warranties issued	92.7	81.6
Changes in liability for pre-existing warranties	32.0	49.3
Settlements made	(79.4)	(72.6)
Warranty liability, end of year	$247.3	$202.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in liabilities for pre-existing warranties was $32.0 million and $49.3 million in fiscal 2019 and 2018, respectively. These amounts reflect the Company’s ongoing efforts to improve its customer service and relations, which in many cases results in the performance of warranty service after the original warranty period has expired. The Company has increased the amount of its warranties issued as a percentage of home cost of sales to reflect this increase in warranty costs.

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $434.7 million and $408.1 million at September 30, 2019 and 2018, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both September 30, 2019 and 2018. Expenses related to the Company’s legal contingencies were $15.3 million, $41.0 million and $87.8 million in fiscal 2019, 2018 and 2017, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2019, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

Historical trends in construction defect claims have been inconsistent, and the Company believes they may continue to fluctuate. The Company also believes that fluctuations in housing market conditions can affect the frequency and cost of construction defect claims. If the ultimate resolution of construction defect claims resulting from the Company’s home closings in prior years varies from current expectations, it could significantly change the Company’s estimates regarding the frequency and timing of claims incurred and the costs to resolve existing and anticipated future claims, which would impact the construction defect reserves in the future. If the frequency of claims incurred or costs of existing and future legal claims significantly exceed the Company’s current estimates, they will have a significant negative impact on its future earnings and liquidity.

The Company’s reserves for legal claims increased from $408.1 million at September 30, 2018 to $434.7 million at September 30, 2019. The increase in reserves in fiscal 2019 was comparable to fiscal 2018 but there were fewer payments to resolve legal claims in fiscal 2019 compared to fiscal 2018. Changes in the Company’s legal claims reserves during fiscal 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Reserves for legal claims, beginning of year	$408.1	$420.6
Increase in reserves	49.2	46.4
Payments	(22.6)	(58.9)
Reserves for legal claims, end of year	$434.7	$408.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits, subject to self-insured retentions and other coverage limits. For policy years ended June 30, 2007 through 2020, the Company is self-insured for the first $10 million to $20 million of aggregate completed operations indemnity claims incurred, depending on the policy year. After the aggregate self-insurance limits have been satisfied, the Company’s excess loss insurance coverage begins. However, the Company must still pay $0.25 million of any indemnity claim and a portion of the legal fees incurred for each claim occurrence.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self-insurance of these risks by the Company. The Company is self-insured under its captive policies for up to $25 million in aggregate completed operations indemnity claims per policy year and for the first $0.25 million for each claim occurrence. For all policy years after April 2007 to July 2019, the captive insurance subsidiary has $15 million of excess loss insurance coverage with a third-party insurer. For policy year July 2019 to July 2020, the reinsurance amount is $5 million. For policy years 2018 and 2019, after consideration of the aforementioned $15 million of risk transfer, the Company is self-insured under these captive policies for up to $10 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence. For policy year 2020, the Company is self-insured under these captive policies for up to $20 million in aggregate completed operations indemnity claims, plus defense costs, per policy year and for up to $0.25 million for each claim occurrence.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2018, 2019 and 2020 policy years is $0.5 million per occurrence.

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $75.1 million and $54.6 million at September 30, 2019 and 2018, respectively, and are included in other assets in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2019, the Company’s homebuilding segment had total deposits of $515.4 million, consisting of cash deposits of $496.0 million and promissory notes of $19.4 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $7.2 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $88.7 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $953.8 million. A limited number of the homebuilding land and lot purchase contracts at September 30, 2019, representing $59.8 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $59.8 million remaining purchase price subject to specific performance provisions, $13.2 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2019 and 2018, Forestar reimbursed the homebuilding segment $34.5 million and $21.2 million, respectively, for previously paid earnest money and $13.1 million and $15.2 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2019, the Company had outstanding surety bonds of $1.7 billion and letters of credit of $171.7 million to secure performance under various contracts. Of the total letters of credit, $141.2 million were issued under the homebuilding revolving credit facility, $29.7 million were issued under Forestar’s revolving credit facility and $0.8 million were issued under secured letter of credit agreements.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2019, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2020	$18.6
Fiscal 2021	12.0
Fiscal 2022	6.2
Fiscal 2023	3.6
Fiscal 2024	1.9
Thereafter	0.2
$42.5

Rent expense was $30.5 million, $27.8 million and $26.3 million for fiscal 2019, 2018 and 2017, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Earnest money and refundable deposits	$540.0	$445.2
Insurance receivables	75.1	54.6
Other receivables	103.6	81.7
Prepaid assets	49.6	36.9
Rental properties	35.5	39.2
Multi-family rental property held for sale	28.9	—
Contract assets - insurance agency commissions	39.3	—
Other	71.3	44.3
	$943.3	$701.9

The Company’s accrued expenses and other liabilities at September 30, 2019 and 2018 were as follows:

	September 30,
	2019	2018
	(In millions)
Reserves for legal claims	$434.7	$408.1
Employee compensation and related liabilities	282.1	252.5
Warranty liability	247.3	202.0
Accrued interest	26.3	14.8
Federal and state income tax liabilities	33.4	35.2
Inventory related accruals	61.5	45.5
Customer deposits	57.7	58.1
Accrued property taxes	40.1	38.0
Other	95.0	73.3
	$1,278.1	$1,127.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE M – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and 2018, and the changes in the fair value of the Level 3 assets during fiscal 2019 and 2018.

		Fair Value at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,055.3	9.8	1,065.1
Derivatives not designated as hedging instruments (2):
Interest rate lock commitments	Other assets	—	19.2	—	19.2
Forward sales of mortgage-backed securities	Other liabilities	—	(4.1)	—	(4.1)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

		Fair Value at September 30, 2018
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	784.6	7.8	792.4
Derivatives not designated as hedging instruments (2):
Interest rate lock commitments	Other assets	—	10.5	—	10.5
Forward sales of mortgage-backed securities	Other assets	—	3.3	—	3.3
Best-efforts and mandatory commitments	Other assets	—	0.2	—	0.2

	Level 3 Assets at Fair Value for the Year Ended September 30, 2019
	Balance at September 30, 2018	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2019
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$—	$—	$—	$3.9
Mortgage loans held for sale (1)	7.8	0.9	—	(5.4)	—	6.5	9.8
	Level 3 Assets at Fair Value for the Year Ended September 30, 2018
	Balance at September 30, 2017	Net realized and unrealized gains (losses)	Purchases	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2018
	(In millions)
Debt securities collateralized by residential real estate (3)	$8.8	$—	$—	$(4.9)	$—	$—	$3.9
Mortgage loans held for sale (1)	5.6	0.6	—	(6.8)	—	8.4	7.8

___________________

(1)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2019 and 2018 include $9.8 million and $7.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $6.5 million and $8.4 million were transferred to Level 3 during fiscal 2019 and 2018, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(2)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

(3)
In August 2018, the Company sold $4.9 million of its debt securities to a third party for $7.3 million. The resulting gain of $2.4 million on the sale is included in other income in the consolidated statement of operations for fiscal 2018.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2019 and 2018.

		Fair Value at September 30,
	Balance Sheet Location	2019	2018
		Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$4.5	$4.4
Inventory available for sale (a) (c)	Inventories	—	1.4
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	2.7	2.9
Other mortgage loans (a) (e)	Other assets	1.8	1.0
___________________

(a)
The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.

(b)	In performing its impairment analysis of communities, discount rates ranging from 16% to 18% were used in the periods presented.

(c)	The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.

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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2019 and 2018.

	Carrying Value	Fair Value at September 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,494.3	$1,494.3	$—	$—	$1,494.3
Restricted cash (a)	19.7	19.7	—	—	19.7
Notes payable (b) (c)	3,399.4	—	2,533.9	991.9	3,525.8

	Carrying Value	Fair Value at September 30, 2018
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,473.1	$1,473.1	$—	$—	$1,473.1
Restricted cash (a)	32.9	32.9	—	—	32.9
Notes payable (b) (c)	3,203.5	—	2,602.6	642.2	3,244.8
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

(c)
The fair values of other secured notes and borrowings on the revolving credit facilities and the mortgage repurchase facility approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE N – RELATED PARTY TRANSACTIONS

In March 2019, the Company assigned its rights under a land purchase contract it entered into in December 2017 to R&R Riverview LLC (R&R), an entity owned by Ryan Horton and Reagan Horton, the adult sons of Donald R. Horton, the Company’s Chairman. In March 2019, R&R exercised its rights under the purchase contract and paid $77.5 million for 119 acres of undeveloped land in Arizona. In connection with the transaction, Donald R. Horton loaned R&R $77.5 million at a 2.55% annual interest rate and obtained a security interest in the land. Concurrent with the contract assignment to R&R, the Company entered into a land purchase contract with R&R to purchase the 119 acres for R&R’s cost plus an annualized return of 16%. In accordance with the Company’s policy on related party transactions, this transaction was reviewed and approved by a committee of the Board of Directors composed of independent directors.

The Company determined that R&R is a variable interest entity, and the Company has the power through its rights in its land purchase contract with R&R to control the activities that most significantly impact the entity’s economic performance, and the Company is the primary beneficiary. Accordingly, the Company consolidated the variable interest entity in its consolidated financial statements by increasing inventory and notes payable by $77.5 million, and this amount was included in those balances at September 30, 2019.

In October 2019, the Company paid R&R $84.2 million for all 119 acres of land. The purchase transaction was also reviewed and approved by a committee of the Board of Directors composed of independent directors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations for fiscal 2019 and 2018 were (in millions, except per share amounts):

	Fiscal 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,519.0	$4,128.7	$4,906.3	$5,038.9
Income before income taxes	375.7	462.8	626.7	660.1
Income tax expense	89.0	108.4	153.1	156.2
Net income	286.7	354.4	473.6	503.9
Net income (loss) attributable to noncontrolling interests	(0.5)	3.1	(1.2)	(1.4)
Net income attributable to D.R. Horton, Inc.	287.2	351.3	474.8	505.3
Basic net income per common share attributable to D.R. Horton, Inc.	0.77	0.94	1.28	1.37
Diluted net income per common share attributable to D.R. Horton, Inc.	0.76	0.93	1.26	1.35

	Fiscal 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,332.7	$3,794.7	$4,435.3	$4,505.2
Income before income taxes	391.2	444.8	616.2	607.7
Income tax expense (1)	202.4	94.0	162.5	138.8
Net income	188.8	350.8	453.7	468.9
Net income (loss) attributable to noncontrolling interests	(0.5)	(0.2)	(0.1)	2.8
Net income attributable to D.R. Horton, Inc.	189.3	351.0	453.8	466.1
Basic net income per common share attributable to D.R. Horton, Inc.	0.50	0.93	1.20	1.24
Diluted net income per common share attributable to D.R. Horton, Inc.	0.49	0.91	1.18	1.22

_____________

(1)	Income tax expense in the first quarter of fiscal 2018 includes additional expense of $108.7 million due to remeasurement of the Company’s net deferred tax assets as a result of the Tax Act.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION

All of the Company’s homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. The Company’s subsidiaries associated with the Forestar land development operation, the financial services operations and certain other subsidiaries do not guarantee the Company’s homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). In lieu of providing separate financial statements for the Guarantor Subsidiaries, consolidating condensed financial statements are presented below. Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$877.1	$115.8	$501.4	$—	$1,494.3
Restricted cash	6.8	1.3	11.6	—	19.7
Investment in subsidiaries	7,349.8	—	—	(7,349.8)	—
Inventories	4,166.1	5,890.7	1,260.5	(35.3)	11,282.0
Investment in unconsolidated entities	—	—	6.5	—	6.5
Mortgage loans held for sale	—	—	1,072.0	—	1,072.0
Deferred income taxes, net	60.6	89.4	8.0	5.1	163.1
Property and equipment, net	123.8	76.6	267.8	(6.0)	462.2
Other assets	398.7	459.7	174.4	(89.5)	943.3
Goodwill	—	134.3	29.2	—	163.5
Intercompany receivables	—	825.9	—	(825.9)	—
Total Assets	$12,982.9	$7,593.7	$3,331.4	$(8,301.4)	$15,606.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$616.1	$1,071.3	$316.4	$(91.7)	$1,912.1
Intercompany payables	352.7	—	473.2	(825.9)	—
Notes payable	1,955.9	14.2	1,429.3	—	3,399.4
Total Liabilities	2,924.7	1,085.5	2,218.9	(917.6)	5,311.5
Stockholders’ equity	10,058.2	6,508.2	841.6	(7,387.1)	10,020.9
Noncontrolling interests	—	—	270.9	3.3	274.2
Total Equity	10,058.2	6,508.2	1,112.5	(7,383.8)	10,295.1
Total Liabilities & Equity	$12,982.9	$7,593.7	$3,331.4	$(8,301.4)	$15,606.6

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Year Ended September 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$6,812.6	$10,210.4	$906.1	$(336.2)	$17,592.9
Cost of sales	5,350.3	8,301.5	373.3	(304.2)	13,720.9
Selling, general and administrative expense	731.3	744.9	356.3	—	1,832.5
Equity in earnings of unconsolidated entities	—	—	(0.5)	—	(0.5)
Gain on sale of assets	(2.0)	—	(49.2)	(2.7)	(53.9)
Other (income) expense	(5.0)	(1.5)	(24.9)	—	(31.4)
Income before income taxes	738.0	1,165.5	251.1	(29.3)	2,125.3
Income tax expense	176.9	279.5	57.3	(7.0)	506.7
Equity in net income of subsidiaries, net of tax	1,084.0	—	—	(1,084.0)	—
Net income	1,645.1	886.0	193.8	(1,106.3)	1,618.6
Net loss attributable to noncontrolling interests	—	—	(4.1)	4.2	0.1
Net income attributable to D.R. Horton, Inc.	$1,645.1	$886.0	$197.9	$(1,110.5)	$1,618.5

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$581.8	$1,092.2	$(679.9)	$(102.0)	$892.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(45.3)	(26.1)	(55.8)	—	(127.2)
Proceeds from sale of assets	10.4	—	133.4	—	143.8
Expenditures related to rental properties	(4.0)	(2.4)	(90.5)	—	(96.9)
Return of investment in unconsolidated entities	—	—	4.4	—	4.4
Net principal increase of other mortgage loans and real estate owned	—	—	(2.3)	—	(2.3)
Intercompany advances	(192.2)	(1,106.2)	—	1,298.4	—
Payments related to business acquisitions	(307.5)	—	(8.3)	—	(315.8)
Net cash used in investing activities	(538.6)	(1,134.7)	(19.1)	1,298.4	(394.0)
FINANCING ACTIVITIES
Proceeds from notes payable	2,100.0	—	428.2	—	2,528.2
Repayment of notes payable	(2,600.0)	(1.1)	(85.0)	—	(2,686.1)
Advances on mortgage repurchase facility, net	—	—	251.2	—	251.2
Intercompany advances	1,106.2	—	192.2	(1,298.4)	—
Proceeds from stock associated with certain employee benefit plans	42.7	—	—	—	42.7
Cash paid for shares withheld for taxes	(19.7)	—	—	—	(19.7)
Cash dividends paid	(223.4)	—	(102.0)	102.0	(223.4)
Repurchases of common stock	(479.8)	—	—	—	(479.8)
Distributions to noncontrolling interests, net	—	—	(3.9)	—	(3.9)
Net proceeds from issuance of Forestar common stock	—	—	100.7	—	100.7
Net cash (used in) provided by financing activities	(74.0)	(1.1)	781.4	(1,196.4)	(490.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(30.8)	(43.6)	82.4	—	8.0
Cash, cash equivalents and restricted cash at beginning of year	914.7	160.7	430.6	—	1,506.0
Cash, cash equivalents and restricted cash at end of year	$883.9	$117.1	$513.0	$—	$1,514.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$195.0	$903.8	$(445.9)	$(107.7)	$545.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(34.5)	(30.3)	(3.3)	—	(68.1)
Proceeds from sale of assets	—	—	292.9	—	292.9
Expenditures related to rental properties	—	—	(81.8)	11.6	(70.2)
Return of investment in unconsolidated entities	—	—	17.5	—	17.5
Net principal increase of other mortgage loans and real estate owned	—	—	(1.2)	—	(1.2)
Proceeds from debt securities collateralized by residential real estate	7.3	—	—	—	7.3
Intercompany advances	801.8	—	—	(801.8)	—
Payments related to business acquisitions, net of cash acquired	(561.0)	—	401.8	—	(159.2)
Net cash provided by (used in) investing activities	213.6	(30.3)	625.9	(790.2)	19.0
FINANCING ACTIVITIES
Proceeds from notes payable	2,162.1	—	1.4	—	2,163.5
Repayment of notes payable	(2,165.9)	(5.2)	(10.6)	—	(2,181.7)
Advances on mortgage repurchase facility, net	—	—	217.7	—	217.7
Intercompany advances	—	(863.6)	61.8	801.8	—
Proceeds from stock associated with certain employee benefit plans	47.4	—	—	—	47.4
Cash paid for shares withheld for taxes	(10.3)	—	—	—	(10.3)
Cash dividends paid	(188.4)	—	(96.1)	96.1	(188.4)
Repurchases of common stock	(127.5)	—	—	—	(127.5)
Distributions to noncontrolling interests, net	—	—	(3.2)	—	(3.2)
Net cash (used in) provided by financing activities	(282.6)	(868.8)	171.0	897.9	(82.5)
Increase in cash, cash equivalents and restricted cash	126.0	4.7	351.0	—	481.7
Cash, cash equivalents and restricted cash at beginning of year	788.7	156.0	79.6	—	1,024.3
Cash, cash equivalents and restricted cash at end of year	$914.7	$160.7	$430.6	$—	$1,506.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Year Ended September 30, 2017

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(283.2)	$721.0	$115.0	$(112.6)	$440.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(54.2)	(26.2)	(22.3)	—	(102.7)
Expenditures related to rental properties	—	—	(63.7)	9.1	(54.6)
Net principal decrease of other mortgage loans and real estate owned	—	—	6.2	—	6.2
Purchases of debt securities collateralized by residential real estate	(8.8)	—	—	—	(8.8)
Intercompany advances	561.7	—	—	(561.7)	—
Payments related to business acquisitions	(4.1)	—	—	—	(4.1)
Net cash provided by (used in) investing activities	494.6	(26.2)	(79.8)	(552.6)	(164.0)
FINANCING ACTIVITIES
Proceeds from notes payable	835.0	—	—	—	835.0
Repayment of notes payable	(1,187.2)	(5.1)	—	—	(1,192.3)
Payments on mortgage repurchase facility, net	—	—	(53.0)	—	(53.0)
Intercompany advances	—	(689.8)	128.1	561.7	—
Proceeds from stock associated with certain employee benefit plans	46.7	—	—	—	46.7
Excess income tax benefit from employee stock awards	14.3	—	—	—	14.3
Cash paid for shares withheld for taxes	(5.1)	—	—	—	(5.1)
Cash dividends paid	(149.6)	—	(103.5)	103.5	(149.6)
Repurchases of common stock	(60.6)	—	—	—	(60.6)
Net cash used in financing activities	(506.5)	(694.9)	(28.4)	665.2	(564.6)
(Decrease) increase in cash, cash equivalents and restricted cash	(295.1)	(0.1)	6.8	—	(288.4)
Cash, cash equivalents and restricted cash at beginning of year	1,083.8	156.1	72.8	—	1,312.7
Cash, cash equivalents and restricted cash at end of year	$788.7	$156.0	$79.6	$—	$1,024.3

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2019 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2019, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Delinquent Section 16(a) Reports” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2019.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	9,093,691	(1)	$19.53	(2)	12,052,770	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	9,093,691		$19.53		12,052,770
______________

(1)	Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted.

(2)	Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.

(3)
Amount includes 2,959,079 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 141,661 shares of common stock in fiscal 2019.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and incorporated herein by reference.

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

2.1
Agreement and Plan of Merger dated June 29, 2017 by and among the Company, Force Merger Sub, Inc. and Forestar Group Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as amended, of the Company, dated January 31, 2006, and the Amended and Restated Certificate of Incorporation, as amended, of the Company dated March 18, 1992 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 2, 2017, filed with the SEC on November 8, 2017).
4.1	See Exhibit 3.1
4.2
Senior Debt Securities Indenture, dated as of May 1, 2012, between Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2012, filed with the SEC on May 4, 2012).

4.3
Second Supplemental Indenture, dated as of September 14, 2012, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2012, filed with the SEC on September 17, 2012).

4.4
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013).

4.5
Fifth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 5, 2013, filed with the SEC on February 8, 2013).

4.6
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 5, 2013, filed with the SEC on August 8, 2013).

4.7
Eighth Supplemental Indenture, dated as of February 9, 2015, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee, relating to the 4.000% Senior Notes Due 2020 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 9, 2015, filed with the SEC on February 9, 2015).

Exhibit Number		Exhibit

4.8
Ninth Supplemental Indenture, dated as of December 5, 2017, among the Company, the Guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee, relating to the 2.550% Senior Notes Due 2020 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017).

4.9
Tenth Supplemental Indenture, dated as of December 5, 2017, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 5, 2017, filed with the SEC on December 5, 2017).

4.10
Eleventh Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

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

4.14
Indenture, dated as of April 12, 2019, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 12, 2019).

4.15
Senior Debt Securities Indenture, dated as of October 10, 2019, among D.R. Horton, Inc. and Branch Banking and Trust Company, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

4.16
First Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.500% Senior Notes Due 2024 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

4.17	*	Description of Securities.
10.1
Form of Indemnification Agreement between the Company and each of its directors and executive officers and schedules of substantially identical documents (incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed with the SEC on November 22, 1995 (file number 1-14122); Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 6, 1998; and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 15, 2001).

10.2	†
D.R. Horton, Inc. 1991 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002).

10.3	†
Amendment No. 1 to 1991 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 13, 2002).

Exhibit Number		Exhibit

10.4	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 1991 Stock Incentive Plan (Term Vesting) (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 3-81856), filed with the SEC on July 22, 1994).

10.5	†
D.R. Horton, Inc. 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, filed with the SEC on February 2, 2006).

10.6	†
D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2011, filed with the SEC on January 26, 2011).

10.7	†
D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2015, filed with the SEC on January 26, 2015).

10.8	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Employee - Term Vesting 2006 Form) (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006).

10.9	†
Form of Non-Qualified Stock Option Agreement under the D.R. Horton, Inc. 2006 Stock Incentive Plan (Director - Term Vesting 2006 Form) (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 8, 2006).

10.10	†
Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008).

10.11	†
Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 11, 2008, filed with the SEC on February 15, 2008).

10.12	†
Form of Restricted Stock Unit Agreement pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010).

10.13	†
Form of Restricted Stock Unit Agreement pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2011, filed with the SEC on November 16, 2011).

10.14	†
Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013).

10.15	†
Form of Restricted Stock Unit Agreement (Employees) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 5, 2014, filed with the SEC on November 12, 2014).

10.16	†
Form of Time-Based Restricted Stock Unit Agreement (Employees) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015).

10.17	†
Form of Stock Award Agreement pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2010, filed with the SEC on October 6, 2010).

10.18	†
D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (incorporated by reference from the Company’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122)).

Exhibit Number		Exhibit

10.19	†
D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008).

10.20	†
D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 10, 2008, filed with the SEC on December 16, 2008).

10.21	†
D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2018, filed with the SEC on November 9, 2018).

10.22	†
Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2019) (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on November 16, 2018).

10.23	* †	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2020).
10.24	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2019) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on November 16, 2018).

10.25	* †	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2020).
10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2019) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC on November 16, 2018).

10.27	* †	Summary of Director, Committee and Chairperson Compensation (fiscal 2020).
10.28
Grantor Trust Agreement, dated June 21, 2002, by and between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

10.29
Credit Agreement, dated September 7, 2012, among the Company, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2012, filed with the SEC on September 10, 2012).

10.30
Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2012, filed with the SEC on November 5, 2012).

10.31
Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2013, filed with the SEC on August 13, 2013).

10.32
Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2014, filed with the SEC on August 25, 2014).

10.33
Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 26, 2015, filed with the SEC on August 27, 2015).

10.34
Amendment No. 6 to Credit Agreement, dated September 25, 2017 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2017, filed with the SEC on September 28, 2017).

Exhibit Number		Exhibit

10.35
Amendment No. 7 to Credit Agreement, dated September 25, 2018 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 25, 2018, filed with the SEC on September 26, 2018).

10.36
Amendment No. 8 to Credit Agreement, dated February 15, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 30, 2019).

10.37
Amendment No. 9 to Credit Agreement, dated October 2, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2019, filed with the SEC on October 4, 2019).

10.38
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015).

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

10.40
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2016, filed with the SEC on September 27, 2016).

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

10.43
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2019, filed with the SEC on February 22, 2019).

10.44	*
Seventh Amendment to Second Amended and Restated Master Repurchase Agreement, dated March 26, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers.

10.45
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

10.46
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015).

10.47
Stockholder’s Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

Exhibit Number		Exhibit

10.48
Master Supply Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

10.49
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.50
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K dated October 2, 2019, filed with the SEC on October 3, 2019).

21.1	*	Subsidiaries of D.R. Horton, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas
23.2	*	Consent of Ernst & Young LLP, Fort Worth, Texas
31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer
32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
	*	Filed or furnished herewith.
	**	Submitted electronically herewith.
	†	Management contract or compensatory plan arrangement.

ITEM 16.	10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 25, 2019	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 25, 2019
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2019
Bill W. Wheat

/s/ Aron M. Odom	Vice President and Controller (Principal Accounting Officer)	November 25, 2019
Aron M. Odom

/s/ Donald R. Horton	Chairman of the Board and Director	November 25, 2019
Donald R. Horton

/s/ Barbara K. Allen	Director	November 25, 2019
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 25, 2019
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 25, 2019
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 25, 2019
Michael W. Hewatt

/s/ Maribess L. Miller	Director	November 25, 2019
Maribess L. Miller