Form 10-Q
period 2019-12-31
HORTON D R INC /DE/
filed 2020-01-28
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 22, 2020, there were 366,363,723 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,583.3	$1,494.3
Restricted cash	12.6	19.7
Total cash, cash equivalents and restricted cash	1,595.9	1,514.0
Inventories:
Construction in progress and finished homes	5,580.1	5,245.0
Residential land and lots — developed and under development	6,214.1	5,939.4
Land held for development	82.1	77.8
Land held for sale	22.9	19.8
Total inventory	11,899.2	11,282.0
Mortgage loans held for sale	1,025.1	1,072.0
Deferred income taxes, net of valuation allowance of $18.3 million and $18.7 million at December 31, 2019 and September 30, 2019, respectively	154.1	163.1
Property and equipment, net	563.4	499.2
Other assets	921.7	912.8
Goodwill	163.5	163.5
Total assets	$16,322.9	$15,606.6
LIABILITIES
Accounts payable	$659.3	$634.0
Accrued expenses and other liabilities	1,377.4	1,278.1
Notes payable	3,783.3	3,399.4
Total liabilities	5,820.0	5,311.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 393,014,557 shares issued and 366,273,190 shares outstanding at December 31, 2019 and 392,172,821 shares issued and 368,431,454 shares outstanding at September 30, 2019	3.9	3.9
Additional paid-in capital	3,182.0	3,179.1
Retained earnings	8,006.8	7,640.1
Treasury stock, 26,741,367 shares and 23,741,367 shares at December 31, 2019 and September 30, 2019, respectively, at cost	(965.3)	(802.2)
Stockholders’ equity	10,227.4	10,020.9
Noncontrolling interests	275.5	274.2
Total equity	10,502.9	10,295.1
Total liabilities and equity	$16,322.9	$15,606.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2019	2018
	(In millions, except per share data) (Unaudited)
Revenues	$4,020.7	$3,519.0
Cost of sales	3,084.2	2,751.1
Selling, general and administrative expense	455.8	402.8
Gain on sale of assets	(31.1)	(2.0)
Other (income) expense	(11.5)	(8.6)
Income before income taxes	523.3	375.7
Income tax expense	90.8	89.0
Net income	432.5	286.7
Net income (loss) attributable to noncontrolling interests	1.2	(0.5)
Net income attributable to D.R. Horton, Inc.	$431.3	$287.2

Basic net income per common share attributable to D.R. Horton, Inc.	$1.17	$0.77
Weighted average number of common shares	368.3	375.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$1.16	$0.76
Adjusted weighted average number of common shares	373.4	380.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606	—	—	27.1	—	—	27.1
Net income (loss)	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee benefit plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2019	2018
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$432.5	$286.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19.0	16.9
Amortization of discounts and fees	3.1	2.6
Stock-based compensation expense	16.6	18.1
Equity in earnings of unconsolidated entities	(0.5)	(0.6)
Distributions of earnings of unconsolidated entities	—	0.5
Deferred income taxes	7.2	3.9
Inventory and land option charges	3.8	8.0
Gain on sale of assets	(31.1)	(2.0)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(334.8)	(500.3)
Increase in residential land and lots – developed, under development, held for development and held for sale	(373.1)	(435.9)
Decrease (increase) in other assets	2.0	(34.0)
Net decrease in mortgage loans held for sale	46.9	174.2
Increase in accounts payable, accrued expenses and other liabilities	94.6	88.8
Net cash used in operating activities	(113.8)	(373.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(21.6)	(20.2)
Proceeds from sale of assets	62.8	10.4
Expenditures related to rental properties	(59.6)	(11.4)
Return of investment in unconsolidated entities	1.9	4.4
Net principal increase of other mortgage loans and real estate owned	(0.6)	(0.6)
Payments related to business acquisitions	(0.7)	(293.0)
Net cash used in investing activities	(17.8)	(310.4)
FINANCING ACTIVITIES
Proceeds from notes payable	495.7	578.3
Repayment of notes payable	—	(276.1)
Payments on mortgage repurchase facility, net	(38.6)	(163.8)
Proceeds from stock associated with certain employee benefit plans	4.1	8.6
Cash paid for shares withheld for taxes	(17.3)	(4.1)
Cash dividends paid	(64.6)	(56.0)
Repurchases of common stock	(163.1)	(140.6)
Distributions to noncontrolling interests, net	(0.4)	(0.5)
Other financing activities	(2.3)	—
Net cash provided by (used in) financing activities	213.5	(54.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	81.9	(737.7)
Cash, cash equivalents and restricted cash at beginning of period	1,514.0	1,506.0
Cash, cash equivalents and restricted cash at end of period	$1,595.9	$768.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Stock issued under employee incentive plans	$31.8	$9.4
Accrued expenditures for property and equipment	$7.7	$15.2
Accrual for holdback payment related to acquisition	$9.5	$27.7
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2019

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. The Company owns a 65% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 35% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2019, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. At December 31, 2019, the Company reclassified its single-family rental properties from other assets to property and equipment in its homebuilding segment. Reclassification of the prior period amount resulted in a $37.0 million decrease in other assets with a corresponding increase in property and equipment at September 30, 2019. This reclassification had no effect on the Company’s consolidated financial position or results of operations.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020 or subsequent periods.

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases,” which requires that lease assets and liabilities be recognized on the balance sheet and that key information about leasing arrangements be disclosed. The guidance was effective for the Company beginning October 1, 2019 and did not have a material impact on its consolidated financial position, results of operations or cash flows. As a result of the adoption of this standard on October 1, 2019, the Company recorded right of use assets of $39.0 million and lease liabilities of $40.3 million. Lease right of use assets are included in other assets and lease liabilities are included in accrued expenses and other liabilities in the consolidated balance sheet.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

Pending Accounting Standards

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

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for the Company beginning October 1, 2021, although early adoption is permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 90 markets across 29 states. The Company’s operating segments are its 52 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar land development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

The Forestar segment is a residential lot development company with operations in 51 markets across 20 states. Forestar is making significant investments in land acquisition and development to expand its business across a geographically diversified national platform. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has four projects under active construction and one project that was substantially complete at December 31, 2019. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million. At December 31, 2019 and September 30, 2019, the consolidated balance sheets included $209.8 million and $204.0 million, respectively, of assets owned by DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,152.9	$373.3	$37.5	$19.6	$—	$—	$1,583.3
Restricted cash	6.6	—	5.9	0.1	—	—	12.6
Inventories:
Construction in progress and finished homes	5,603.3	—	—	—	(23.2)	—	5,580.1
Residential land and lots — developed and under development	5,192.7	1,051.4	—	—	(32.1)	2.1	6,214.1
Land held for development	66.7	15.4	—	—	—	—	82.1
Land held for sale	22.9	—	—	—	—	—	22.9
	10,885.6	1,066.8	—	—	(55.3)	2.1	11,899.2
Mortgage loans held for sale	—	—	1,025.1	—	—	—	1,025.1
Deferred income taxes, net	140.1	11.8	—	—	8.2	(6.0)	154.1
Property and equipment, net	292.8	0.9	3.1	267.6	(1.0)	—	563.4
Other assets	864.4	27.1	59.7	46.1	(86.1)	10.5	921.7
Goodwill	134.3	—	—	—	—	29.2	163.5
	$13,476.7	$1,479.9	$1,131.3	$333.4	$(134.2)	$35.8	$16,322.9
Liabilities
Accounts payable	$624.7	$19.8	$1.4	$13.4	$—	$—	$659.3
Accrued expenses and other liabilities	1,240.6	172.4	62.3	9.7	(94.5)	(13.1)	1,377.4
Notes payable	2,470.0	462.1	850.2	—	—	1.0	3,783.3
	$4,335.3	$654.3	$913.9	$23.1	$(94.5)	$(12.1)	$5,820.0
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

	September 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,043.0	$382.8	$43.4	$25.1	$—	$—	$1,494.3
Restricted cash	8.0	—	11.6	0.1	—	—	19.7
Inventories:
Construction in progress and finished homes	5,249.0	—	—	—	(4.0)	—	5,245.0
Residential land and lots — developed and under development	4,956.1	1,011.8	—	—	(31.4)	2.9	5,939.4
Land held for development	60.7	17.1	—	—	—	—	77.8
Land held for sale	19.8	—	—	—	—	—	19.8
	10,285.6	1,028.9	—	—	(35.4)	2.9	11,282.0
Mortgage loans held for sale	—	—	1,072.0	—	—	—	1,072.0
Deferred income taxes, net	146.4	17.4	—	—	5.1	(5.8)	163.1
Property and equipment, net	272.4	2.4	3.2	221.2	—	—	499.2
Other assets	826.2	24.2	68.3	71.5	(88.5)	11.1	912.8
Goodwill	134.3	—	—	—	—	29.2	163.5
	$12,715.9	$1,455.7	$1,198.5	$317.9	$(118.8)	$37.4	$15,606.6
Liabilities
Accounts payable	$598.6	$16.8	$7.0	$11.6	$—	$—	$634.0
Accrued expenses and other liabilities	1,152.5	169.5	53.0	9.3	(93.6)	(12.6)	1,278.1
Notes payable	2,047.6	460.5	888.9	—	—	2.4	3,399.4
	$3,798.7	$646.8	$948.9	$20.9	$(93.6)	$(10.2)	$5,311.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

	Three Months Ended December 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$3,863.3	$—	$—	$—	$—	$—	$3,863.3
Land/lot sales and other	19.7	247.2	—	8.8	(221.2)	—	54.5
Financial services	—	—	102.9	—	—	—	102.9
	3,883.0	247.2	102.9	8.8	(221.2)	—	4,020.7
Cost of sales
Home sales (5)	3,051.6	—	—	—	(6.7)	—	3,044.9
Land/lot sales and other	13.3	216.3	—	—	(193.4)	(0.7)	35.5
Inventory and land option charges	3.5	0.3	—	—	—	—	3.8
	3,068.4	216.6	—	—	(200.1)	(0.7)	3,084.2
Selling, general and administrative expense	358.4	10.5	77.9	8.8	—	0.2	455.8
Loss (gain) on sale of assets	—	0.1	—	(31.2)	—	—	(31.1)
Other (income) expense	(5.4)	(2.2)	(5.5)	1.6	—	—	(11.5)
Income before income taxes	$461.6	$22.2	$30.5	$29.6	$(21.1)	$0.5	$523.3
Summary Cash Flow Information
Depreciation and amortization	$16.5	$0.1	$0.4	$1.9	$—	$0.1	$19.0
Cash (used in) provided by operating activities	$(178.4)	$(11.7)	$83.5	$3.9	$(11.1)	$—	$(113.8)
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
December 31, 2019

	Three Months Ended December 31, 2018
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$3,410.6	$—	$—	$—	$—	$—	$3,410.6
Land/lot sales and other	6.7	38.5	—	6.9	(29.0)	—	23.1
Financial services	—	—	85.3	—	—	—	85.3
	3,417.3	38.5	85.3	6.9	(29.0)	—	3,519.0
Cost of sales
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
Summary Cash Flow Information
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

Homebuilding Inventories by Reporting Segment (1)	December 31, 2019	September 30, 2019
	(In millions)
East	$1,305.4	$1,288.8
Midwest	919.0	836.8
Southeast	2,915.4	2,768.0
South Central	2,703.8	2,533.2
Southwest	612.1	574.4
West	2,195.6	2,056.0
Corporate and unallocated (2)	234.3	228.4
	$10,885.6	$10,285.6
_________________

(1)	Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.

(2)	Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2019	2018
	(In millions)
Revenues
East	$520.5	$447.5
Midwest	282.6	249.0
Southeast	1,150.6	1,013.9
South Central	958.7	872.5
Southwest	211.0	143.6
West	759.6	690.8
	$3,883.0	$3,417.3
Inventory and Land Option Charges
East	$0.1	$1.4
Midwest	0.1	0.3
Southeast	1.4	1.2
South Central	1.5	0.5
Southwest	0.1	0.1
West	0.3	4.5
	$3.5	$8.0
Income before Income Taxes (1)
East	$59.9	$38.0
Midwest	18.6	10.6
Southeast	146.3	112.3
South Central	132.6	106.0
Southwest	34.5	17.6
West	69.7	69.8
	$461.6	$354.3
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. At December 31, 2019, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $34.2 million and determined that no communities or land inventories were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2019 compared to $4.2 million of impairment charges recorded in the prior year period. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

During the three months ended December 31, 2019 and 2018, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $3.8 million in both periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2019	September 30, 2019
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
4.0% senior notes due 2020 (1)	499.9	499.6
2.55% senior notes due 2020 (1)	399.1	398.9
4.375% senior notes due 2022 (1)	348.9	348.8
4.75% senior notes due 2023 (1)	299.0	298.9
5.75% senior notes due 2023 (1)	398.4	398.4
2.5% senior notes due 2024 (1)	495.8	—
Other secured notes	28.9	103.0
	2,470.0	2,047.6
Forestar:
Unsecured:
Revolving credit facility	—	—
3.75% convertible senior notes due 2020 (2)	119.0	119.1
8.0% senior notes due 2024 (3)	344.1	343.8
	463.1	462.9
Financial Services:
Mortgage repurchase facility	850.2	888.9
	$3,783.3	$3,399.4

_______________

(1)	Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $8.6 million and $5.4 million at December 31, 2019 and September 30, 2019, respectively.

(2)	Forestar’s 3.75% convertible senior notes due March 2020 include an unamortized fair value adjustment of $1.0 million and $2.4 million at December 31, 2019 and September 30, 2019, respectively.

(3)	Debt issuance costs that were deducted from the carrying amount of Forestar’s 8.0% senior notes totaled $5.9 million and $6.2 million at December 31, 2019 and September 30, 2019, respectively.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At December 31, 2019, there were no borrowings outstanding and $141.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.4 billion. There were no borrowings or repayments under the facility during the three months ended December 31, 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2019, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2019.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2019, there were no borrowings outstanding and $28.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $351.3 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

At December 31, 2019, the principal amount of Forestar’s 3.75% convertible senior notes was $118.9 million. Forestar intends to settle these notes in cash upon their maturity on March 1, 2020, with any excess conversion value to be settled in shares of its common stock. At December 31, 2019, Forestar was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $900 million, which can be increased to $1.2 billion subject to the availability of additional commitments. In December 2019, the Company received an additional commitment of $50 million increasing the total capacity of the facility to $950 million. The additional commitment expired on January 26, 2020. The Company is currently in discussions with its lenders and expects to renew and extend the facility on similar terms prior to its February 21, 2020 maturity date.

As of December 31, 2019, $953.7 million of mortgage loans held for sale with a collateral value of $915.1 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $850.2 million outstanding under the mortgage repurchase facility at December 31, 2019 at a 3.5% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2020 and 2019, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Capitalized interest, beginning of period	$180.1	$162.7
Interest incurred (1)	37.7	31.7
Interest charged to cost of sales	(25.7)	(25.6)
Capitalized interest, end of period	$192.1	$168.8

_______________

(1)
Interest incurred included interest on the Company's mortgage repurchase facility of $4.7 million and $3.3 million in the three months ended December 31, 2019 and 2018, respectively, and Forestar interest of $8.7 million and $1.3 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at December 31, 2019 and September 30, 2019 are summarized below. These balances include properties related to the operations of DHI Communities, which develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities has four projects under active construction and one project that was substantially complete at December 31, 2019.

	December 31, 2019	September 30, 2019
	(In millions)
Buildings and improvements (1) (2)	$350.5	$329.4
Multi-family rental properties under construction	64.8	65.2
Single-family rental properties	62.4	37.0
Model home furniture	130.3	128.3
Office furniture and equipment	124.5	128.6
Land (1) (2)	90.7	71.6
Total property and equipment	$823.2	$760.1
Accumulated depreciation	(259.8)	(260.9)
Property and equipment, net	$563.4	$499.2
_____________

(1)
At December 31, 2019, buildings and improvements included $74.9 million related to completed multi-family rental properties and $61.1 million related to the Company’s oil and gas related assets. Additionally, at December 31, 2019, land included $57.0 million related to the Company’s multi-family rental operations.

(2)
At September 30, 2019, buildings and improvements included $50.7 million related to completed multi-family rental properties and $56.9 million related to the Company’s oil and gas related assets. Additionally, at September 30, 2019, land included $38.0 million related to the Company’s multi-family rental operations.

Depreciation expense was $17.2 million and $15.9 million during the three months ended December 31, 2019 and 2018, respectively.

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2019, mortgage loans held for sale had an aggregate carrying value and aggregate outstanding principal balance of $1.0 billion. At September 30, 2019, mortgage loans held for sale had an aggregate carrying value of $1.1 billion and an aggregate outstanding principal balance of $1.0 billion. During the three months ended December 31, 2019 and 2018, mortgage loans originated totaled $2.3 billion and $1.6 billion, respectively, and mortgage loans sold totaled $2.3 billion and $1.8 billion, respectively. The Company had gains on sales of loans and servicing rights of $73.6 million during the three months ended December 31, 2019 compared to $59.9 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 86% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2019 were sold to four major financial entities, of which one entity purchased 31%.

The Company occasionally enters into forward sales of mortgage-backed securities (MBS) as part of a program to offer below market interest rate financing to its homebuyers in certain markets. At December 31, 2019, the Company had MBS totaling $594.4 million that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $0.1 million for the fair value of such MBS position.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE H – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2019 and 2018 was $90.8 million and $89.0 million, respectively. The effective tax rate was 17.4% for the three months ended December 31, 2019 compared to 23.7% in the prior year period. The effective tax rate for the three months ended December 31, 2019 includes a tax benefit of $32.9 million from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for both periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

The Company’s deferred tax assets, net of deferred tax liabilities, were $172.4 million at December 31, 2019 compared to $181.8 million at September 30, 2019. The Company has a valuation allowance of $18.3 million at December 31, 2019 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2019	2018
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$431.3	$287.2
Denominator:
Denominator for basic earnings per share — weighted average common shares	368.3	375.1
Effect of dilutive securities:
Employee stock awards	5.1	5.0
Denominator for diluted earnings per share — adjusted weighted average common shares	373.4	380.1

Basic net income per common share attributable to D.R. Horton, Inc.	$1.17	$0.77
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.16	$0.76

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. On September 30, 2019, Forestar issued approximately 6.0 million shares of its common stock for $17.50 per share in a public underwritten offering. Following the offering, $394.3 million remains available for issuance under Forestar’s shelf registration statement.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During the three months ended December 31, 2019, the Company repurchased 3.0 million shares of its common stock for $163.1 million. The Company’s remaining authorization at December 31, 2019 was $732.6 million.

During the three months ended December 31, 2019, the Board of Directors approved a quarterly cash dividend of $0.175 per common share, which was paid on December 11, 2019 to stockholders of record on November 27, 2019. In January 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per common share payable on February 24, 2020 to stockholders of record on February 10, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019.

NOTE K – EMPLOYEE BENEFIT PLANS

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

In November 2019, a total of 360,000 performance-based RSU equity awards were granted to the Company’s executive officers. These awards vest at the end of a three-year performance period ending September 30, 2022. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $52.54 per unit. Compensation expense related to these grants was $2.1 million in the three months ended December 31, 2019, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE L – COMMITMENTS AND CONTINGENCIES

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

Changes in the Company’s warranty liability during the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Warranty liability, beginning of period	$247.3	$202.0
Warranties issued	21.2	18.0
Changes in liability for pre-existing warranties	2.7	5.5
Settlements made	(19.6)	(19.9)
Warranty liability, end of period	$251.6	$205.6

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $432.5 million and $434.7 million at December 31, 2019 and September 30, 2019, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both December 31, 2019 and September 30, 2019. Expenses related to the Company’s legal contingencies were $16.6 million and $5.8 million in the three months ended December 31, 2019 and 2018, respectively.

The Company’s reserves for legal claims were $432.5 million at December 31, 2019 compared to $434.7 million at September 30, 2019. Changes in the Company’s legal claims reserves during the three months ended December 31, 2019 and 2018 were as follows:

	Three Months Ended December 31,
	2019	2018
	(In millions)
Reserves for legal claims, beginning of period	$434.7	$408.1
Increase in reserves	21.1	11.6
Payments	(23.3)	(7.5)
Reserves for legal claims, end of period	$432.5	$412.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $76.9 million, $75.1 million and $57.8 million at December 31, 2019, September 30, 2019 and December 31, 2018, respectively, and are included in other assets in the consolidated balance sheets.

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

At December 31, 2019, the Company’s homebuilding segment had total deposits of $538.5 million, consisting of cash deposits of $515.9 million and promissory notes of $22.6 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $7.6 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $88.8 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $918.6 million. A limited number of the homebuilding land and lot purchase contracts at December 31, 2019, representing $57.3 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $57.3 million remaining purchase price subject to specific performance provisions, $12.3 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2019 and 2018, Forestar reimbursed the homebuilding segment $10.7 million and $12.1 million, respectively, for previously paid earnest money and $5.2 million and $3.0 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2019, the Company had outstanding surety bonds of $1.7 billion and letters of credit of $170.4 million to secure performance under various contracts. Of the total letters of credit, $141.7 million were issued under the homebuilding revolving credit facility and $28.7 million were issued under Forestar’s revolving credit facility. At December 31, 2019, letters of credit issued under the homebuilding revolving credit facility were cash collateralized to improve pricing terms. This unrestricted cash can be withdrawn by the Company at its discretion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019	September 30, 2019
	(In millions)
Earnest money and refundable deposits	$559.5	$540.0
Insurance receivables	76.9	75.1
Other receivables	94.9	103.6
Prepaid assets	58.6	49.6
Multi-family rental property held for sale	—	28.9
Contract assets - insurance agency commissions	40.7	39.3
Lease right of use assets	36.2	—
Other	54.9	76.3
	$921.7	$912.8

The Company’s accrued expenses and other liabilities at December 31, 2019 and September 30, 2019 were as follows:

	December 31, 2019	September 30, 2019
	(In millions)
Reserves for legal claims	$432.5	$434.7
Employee compensation and related liabilities	255.4	282.1
Warranty liability	251.6	247.3
Accrued interest	38.5	26.3
Federal and state income tax liabilities	118.0	33.4
Inventory related accruals	62.7	61.5
Customer deposits	54.3	57.7
Accrued property taxes	28.1	40.1
Lease liabilities	37.6	—
Other	98.7	95.0
	$1,377.4	$1,278.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019. Changes in the fair value of the Level 3 assets during the three months ended December 31, 2019 and 2018 were not material.

		Fair Value at December 31, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,005.6	11.8	1,017.4
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	18.7	—	18.7
Forward sales of mortgage-backed securities	Other assets	—	0.5	—	0.5

		Fair Value at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,055.3	9.8	1,065.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	19.2	—	19.2
Forward sales of mortgage-backed securities	Other liabilities	—	(4.1)	—	(4.1)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

___________________

(a)
The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at December 31, 2019 and September 30, 2019 include $11.8 million and $9.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.

(b)
Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2019 and September 30, 2019:

		Fair Value at December 31, 2019		Fair Value at September 30, 2019
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$—	$—	$4.5
Mortgage loans held for sale (a) (c)	Mortgage loans held for sale	—	3.6	—	2.7
Other mortgage loans (a) (d)	Other assets	—	1.1	—	1.8

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

(d)	The fair values of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2019 and September 30, 2019:

	Carrying Value	Fair Value at December 31, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,583.3	$1,583.3	$—	$—	$1,583.3
Restricted cash (a)	12.6	12.6	—	—	12.6
Notes payable (b) (c)	3,783.3	—	3,035.1	879.1	3,914.2

	Carrying Value	Fair Value at September 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,494.3	$1,494.3	$—	$—	$1,494.3
Restricted cash (a)	19.7	19.7	—	—	19.7
Notes payable (b) (c)	3,399.4	—	2,533.9	991.9	3,525.8
___________________

(a)	The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.

(b)	The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.

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
December 31, 2019

NOTE O – RELATED PARTY TRANSACTIONS

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

The Company determined that R&R was a variable interest entity, and the Company had the power through its rights in its land purchase contract with R&R to control the activities that most significantly impact the entity’s economic performance, and the Company is the primary beneficiary. Accordingly, the Company consolidated the variable interest entity in its consolidated financial statements by increasing inventory and notes payable by $77.5 million, and this amount was included in those balances at September 30, 2019.

In October 2019, the Company paid R&R $84.2 million for all 119 acres of land and deconsolidated the variable interest entity from the financial statements. The purchase transaction was also reviewed and approved by a committee of the Board of Directors composed of independent directors.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

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

As described in Note A, at December 31, 2019, the Company reclassified its single-family rental properties from other assets to property and equipment in its homebuilding segment. Reclassification of prior period amounts resulted in decreases in other assets of $26.9 million and $10.1 million in the D.R. Horton, Inc. and Guarantor Subsidiaries columns, respectively, with corresponding increases in property and equipment at September 30, 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
December 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$1,069.1	$30.3	$483.9	$—	$1,583.3
Restricted cash	4.8	1.8	6.0	—	12.6
Investment in subsidiaries	7,595.7	—	—	(7,595.7)	—
Inventories	4,527.1	6,207.5	1,219.9	(55.3)	11,899.2
Mortgage loans held for sale	—	—	1,025.1	—	1,025.1
Deferred income taxes, net	58.9	84.7	2.3	8.2	154.1
Property and equipment, net	158.3	99.9	313.6	(8.4)	563.4
Other assets	412.6	458.7	146.6	(96.2)	921.7
Goodwill	—	134.3	29.2	—	163.5
Intercompany receivables	—	825.5	—	(825.5)	—
Total Assets	$13,826.5	$7,842.7	$3,226.6	$(8,572.9)	$16,322.9
LIABILITIES & EQUITY
Accounts payable and other liabilities	$719.7	$1,089.1	$329.5	$(101.6)	$2,036.7
Intercompany payables	372.8	—	452.7	(825.5)	—
Notes payable	2,452.5	17.4	1,313.4	—	3,783.3
Total Liabilities	3,545.0	1,106.5	2,095.6	(927.1)	5,820.0
Stockholders’ equity	10,281.5	6,736.2	860.4	(7,650.7)	10,227.4
Noncontrolling interests	—	—	270.6	4.9	275.5
Total Equity	10,281.5	6,736.2	1,131.0	(7,645.8)	10,502.9
Total Liabilities & Equity	$13,826.5	$7,842.7	$3,226.6	$(8,572.9)	$16,322.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Balance Sheet
September 30, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
ASSETS
Cash and cash equivalents	$877.1	$115.8	$501.4	$—	$1,494.3
Restricted cash	6.8	1.3	11.6	—	19.7
Investment in subsidiaries	7,349.8	—	—	(7,349.8)	—
Inventories	4,166.1	5,890.7	1,260.5	(35.3)	11,282.0
Mortgage loans held for sale	—	—	1,072.0	—	1,072.0
Deferred income taxes, net	60.6	89.4	8.0	5.1	163.1
Property and equipment, net	150.7	86.7	267.8	(6.0)	499.2
Other assets	371.8	449.6	180.9	(89.5)	912.8
Goodwill	—	134.3	29.2	—	163.5
Intercompany receivables	—	825.9	—	(825.9)	—
Total Assets	$12,982.9	$7,593.7	$3,331.4	$(8,301.4)	$15,606.6
LIABILITIES & EQUITY
Accounts payable and other liabilities	$616.1	$1,071.3	$316.4	$(91.7)	$1,912.1
Intercompany payables	352.7	—	473.2	(825.9)	—
Notes payable	1,955.9	14.2	1,429.3	—	3,399.4
Total Liabilities	2,924.7	1,085.5	2,218.9	(917.6)	5,311.5
Stockholders’ equity	10,058.2	6,508.2	841.6	(7,387.1)	10,020.9
Noncontrolling interests	—	—	270.9	3.3	274.2
Total Equity	10,058.2	6,508.2	1,112.5	(7,383.8)	10,295.1
Total Liabilities & Equity	$12,982.9	$7,593.7	$3,331.4	$(8,301.4)	$15,606.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Operations
Three Months Ended December 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
Revenues	$1,593.6	$2,294.4	$360.3	$(227.6)	$4,020.7
Cost of sales	1,232.4	1,841.0	217.7	(206.9)	3,084.2
Selling, general and administrative expense	177.3	180.3	98.2	—	455.8
Gain on sale of assets	—	—	(29.3)	(1.8)	(31.1)
Other (income) expense	(4.1)	(0.3)	(7.1)	—	(11.5)
Income before income taxes	188.0	273.4	80.8	(18.9)	523.3
Income tax expense	31.2	45.4	17.3	(3.1)	90.8
Equity in net income of subsidiaries, net of tax	291.4	—	—	(291.4)	—
Net income	448.2	228.0	63.5	(307.2)	432.5
Net income attributable to noncontrolling interests	—	—	0.1	1.1	1.2
Net income attributable to D.R. Horton, Inc.	$448.2	$228.0	$63.4	$(308.3)	$431.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2019

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(67.2)	$(64.6)	$73.8	$(55.8)	$(113.8)
INVESTING ACTIVITIES
Expenditures for property and equipment	(8.6)	(12.0)	(1.0)	—	(21.6)
Proceeds from sale of assets	—	—	62.8	—	62.8
Expenditures related to rental properties	(7.3)	(8.3)	(54.8)	10.8	(59.6)
Return of investment in unconsolidated entities	—	—	1.9	—	1.9
Net principal increase of other mortgage loans and real estate owned	—	—	(0.6)	—	(0.6)
Intercompany advances	20.7	—	—	(20.7)	—
Payments related to business acquisitions	(0.7)	—	—	—	(0.7)
Net cash provided by (used in) investing activities	4.1	(20.3)	8.3	(9.9)	(17.8)
FINANCING ACTIVITIES
Proceeds from notes payable	495.7	—	—	—	495.7
Payments on mortgage repurchase facility, net	—	—	(38.6)	—	(38.6)
Intercompany advances	—	(0.1)	(20.6)	20.7	—
Proceeds from stock associated with certain employee benefit plans	4.1	—	—	—	4.1
Cash paid for shares withheld for taxes	(17.3)	—	—	—	(17.3)
Cash dividends paid	(64.6)	—	(45.0)	45.0	(64.6)
Repurchases of common stock	(163.1)	—	—	—	(163.1)
Distributions to noncontrolling interests, net	—	—	(0.4)	—	(0.4)
Other financing activities	(1.7)	—	(0.6)	—	(2.3)
Net cash provided by (used in) financing activities	253.1	(0.1)	(105.2)	65.7	213.5
Net increase (decrease) in cash, cash equivalents and restricted cash	190.0	(85.0)	(23.1)	—	81.9
Cash, cash equivalents and restricted cash at beginning of period	883.9	117.1	513.0	—	1,514.0
Cash, cash equivalents and restricted cash at end of period	$1,073.9	$32.1	$489.9	$—	$1,595.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2019

NOTE P – SUPPLEMENTAL GUARANTOR INFORMATION - (Continued)

Consolidating Statement of Cash Flows
Three Months Ended December 31, 2018

	D.R. Horton, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(137.6)	$(244.2)	$33.7	$(25.0)	$(373.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(10.2)	(6.4)	(3.6)	—	(20.2)
Proceeds from sale of assets	10.4	—	—	—	10.4
Expenditures related to rental properties	—	—	(11.4)	—	(11.4)
Return of investment in unconsolidated entities	—	—	4.4	—	4.4
Net principal increase of other mortgage loans and real estate owned	—	—	(0.6)	—	(0.6)
Intercompany advances	(129.9)	—	—	129.9	—
Payments related to business acquisitions	(293.0)	—	—	—	(293.0)
Net cash used in investing activities	(422.7)	(6.4)	(11.2)	129.9	(310.4)
FINANCING ACTIVITIES
Proceeds from notes payable	578.3	—	—	—	578.3
Repayment of notes payable	(275.0)	(1.1)	—	—	(276.1)
Payments on mortgage repurchase facility, net	—	—	(163.8)	—	(163.8)
Intercompany advances	—	125.7	4.2	(129.9)	—
Proceeds from stock associated with certain employee benefit plans	8.6	—	—	—	8.6
Cash paid for shares withheld for taxes	(4.1)	—	—	—	(4.1)
Cash dividends paid	(56.0)	—	(25.0)	25.0	(56.0)
Repurchases of common stock	(140.6)	—	—	—	(140.6)
Distributions to noncontrolling interests, net	—	—	(0.5)	—	(0.5)
Net cash provided by (used in) financing activities	111.2	124.6	(185.1)	(104.9)	(54.2)
Net decrease in cash, cash equivalents and restricted cash	(449.1)	(126.0)	(162.6)	—	(737.7)
Cash, cash equivalents and restricted cash at beginning of period	914.7	160.7	430.6	—	1,506.0
Cash, cash equivalents and restricted cash at end of period	$465.6	$34.7	$268.0	$—	$768.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2019. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

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

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $298,100 during the three months ended December 31, 2019. Approximately 91% of our home sales revenue in the three months ended December 31, 2019 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), for $558.3 million in cash. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. We owned approximately 65% of Forestar’s outstanding common stock at December 31, 2019.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have four projects under active construction and one project that is substantially complete. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million. At December 31, 2019 and September 30, 2019, our consolidated balance sheets included $209.8 million and $204.0 million, respectively, of assets owned by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $333.4 million and $317.9 million at December 31, 2019 and September 30, 2019, respectively, and the combined pre-tax income of these subsidiaries was $29.6 million in the three months ended December 31, 2019 compared to $1.0 million in the prior year period.

OVERVIEW

The improvement in the housing market that we have experienced in recent quarters continued during the first quarter of 2020. As interest rates on mortgage loans remained low and demand strengthened, we reduced sales incentives compared to the prior year quarter. We continue to see solid economic fundamentals and a limited supply of homes at affordable prices across most of our markets.

We believe our business is well positioned with a broad geographic footprint; affordable product offerings; a balanced supply of finished lots, land and homes; a strong balance sheet and liquidity position; and experienced personnel across our operating markets. We remain focused on growing our revenues and profitability, generating consistently strong annual cash flows from our homebuilding operations and managing our product offerings, pricing, sales pace and inventory levels to optimize the return on our inventory investments. We are monitoring our sales pace, pricing and homes in inventory in each of our communities, and we will adjust sales pace, home pricing and incentives based on local housing market conditions.

During the three months ended December 31, 2019, our number of homes closed and home sales revenues both increased 13% compared to the prior year period, and our consolidated revenues increased 14% to $4.0 billion compared to $3.5 billion in the prior year period. Our pre-tax income was $523.3 million in the three months ended December 31, 2019 compared to $375.7 million in the prior year period, and our pre-tax operating margin was 13.0% compared to 10.7%. Net income was $432.5 million in the three months ended December 31, 2019 compared to $286.7 million in the prior year period. The current quarter results include a tax benefit of $32.9 million related to the retroactive reinstatement of the federal energy efficient homes tax credit.

Cash used in our homebuilding operations was $178.4 million in the three months ended December 31, 2019 compared to $396.8 million in the prior year period. In the trailing twelve months ended December 31, 2019, our homebuilding return on inventory (ROI) was 18.7% compared to 19.3% in the prior year period. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 61% of the lots owned and controlled at December 31, 2019 compared to 60% at September 30, 2019 and 58% at December 31, 2018. Growing our majority-owned Forestar lot development operations is advancing our homebuilding strategy of increasing our controlled finished lot pipeline.

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

•	Opportunistically pursuing acquisitions to enhance our operations and improve returns.

•	Controlling the cost of goods purchased from both vendors and subcontractors.

•	Improving the efficiency of our land development, construction, sales and other key operational activities.

•	Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.

•	Ensuring that our financial services business provides high quality mortgage and title services to homebuyers efficiently and effectively.

•	Investing in the construction of garden style multi-family rental properties to meet rental demand in high growth suburban markets and selling these properties profitably.

We believe our operating strategy, which has produced positive results in recent years, will allow us to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2019, as compared to the same period of 2018, were as follows:

Homebuilding:

•	Homebuilding revenues increased 14% to $3.9 billion compared to $3.4 billion.

•	Homes closed increased 13% to 12,959 homes, and the average closing price of those homes was $298,100.

•	Net sales orders increased 19% to 13,126 homes, and the value of net sales orders increased 22% to $3.9 billion.

•	Sales order backlog increased 2% to 13,780 homes, and the value of sales order backlog increased 5% to $4.2 billion.

•	Home sales gross margin was 21.0% compared to 20.0%.

•	Homebuilding SG&A expense was 9.2% of homebuilding revenues compared to 9.5%.

•	Homebuilding pre-tax income was $461.6 million compared to $354.3 million.

•	Homebuilding pre-tax income was 11.9% of homebuilding revenues compared to 10.4%.

•	Net cash used in homebuilding operations was $178.4 million compared to $396.8 million.

•	Homebuilding cash and cash equivalents totaled $1.2 billion compared to $1.0 billion and $537.5 million at September 30, 2019 and December 31, 2018, respectively.

•	Homebuilding inventories totaled $10.9 billion compared to $10.3 billion and $10.9 billion at September 30, 2019 and December 31, 2018, respectively.

•	Homes in inventory totaled 30,200 compared to 27,700 and 31,800 at September 30, 2019 and December 31, 2018, respectively.

•
Owned lots totaled 123,400 compared to 121,400 and 128,500 at September 30, 2019 and December 31, 2018, respectively. Lots controlled through purchase contracts increased to 195,600 from 185,900 and 180,900 at September 30, 2019 and December 31, 2018, respectively.

•	Homebuilding debt was $2.5 billion compared to $2.0 billion and $2.7 billion at September 30, 2019 and December 31, 2018, respectively.

•	Homebuilding debt to total capital was 19.5% compared to 17.0% and 23.2% at September 30, 2019 and December 31, 2018, respectively.

Forestar:

•
Forestar’s revenues increased 542% to $247.2 million compared to $38.5 million. Revenues in the current and prior year quarters included $221.2 million and $29.0 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•	Forestar’s lot sales increased 368% to 2,422 compared to 518. Lot sales to D.R. Horton were 2,390 compared to 455.

•	Forestar’s pre-tax income was $22.2 million compared to $4.9 million.

•	Forestar’s pre-tax income was 9.0% of Forestar revenues compared to 12.7%.

•	Forestar’s cash and cash equivalents totaled $373.3 million compared to $382.8 million and $154.2 million at September 30, 2019 and December 31, 2018, respectively.

•	Forestar’s inventories totaled $1.1 billion compared to $1.0 billion and $693.2 million at September 30, 2019 and December 31, 2018, respectively.

•
Owned and controlled lots totaled 44,500 compared to 38,300 and 25,600 at September 30, 2019 and December 31, 2018, respectively. Of these lots, 25,600 were under contract to sell to or subject to a right of first offer with D.R. Horton, compared to 23,400 and 18,800 at September 30, 2019 and December 31, 2018, respectively.

•	Forestar’s debt was $462.1 million compared to $460.5 million and $112.9 million at September 30, 2019 and December 31, 2018, respectively.

•	Forestar’s debt to total capital was 35.9% compared to 36.3% and 14.3% at September 30, 2019 and December 31, 2018, respectively.

Financial Services:

•	Financial services revenues increased 21% to $102.9 million compared to $85.3 million.

•	Financial services pre-tax income increased 29% to $30.5 million compared to $23.6 million.

•	Financial services pre-tax income was 29.6% of financial services revenues compared to 27.7%.

Consolidated Results:

•	Consolidated pre-tax income increased 39% to $523.3 million compared to $375.7 million.

•	Consolidated pre-tax income was 13.0% of consolidated revenues compared to 10.7%.

•	Income tax expense was $90.8 million compared to $89.0 million.

•	Net income attributable to D.R. Horton increased 50% to $431.3 million compared to $287.2 million.

•	Diluted net income per common share attributable to D.R. Horton increased 53% to $1.16 compared to $0.76.

•	Net cash used in operations was $113.8 million compared to $373.1 million.

•	Stockholders’ equity was $10.2 billion compared to $10.0 billion and $9.1 billion at September 30, 2019 and December 31, 2018, respectively.

•	Book value per common share increased to $27.92 compared to $27.20 and $24.45 at September 30, 2019 and December 31, 2018, respectively.

•	Debt to total capital was 27.0% compared to 25.3% at September 30, 2019 and 26.8% at December 31, 2018.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Asheville		Jacksonville
	Charlotte		Lakeland
	Greensboro/Winston-Salem		Melbourne/Vero Beach
	Raleigh/Durham		Miami/Fort Lauderdale
	Wilmington		Ocala
Pennsylvania	Philadelphia		Orlando
South Carolina	Charleston		Pensacola/Panama City
	Columbia		Port St. Lucie
	Greenville/Spartanburg		Tampa/Sarasota
	Hilton Head		Volusia County
	Myrtle Beach		West Palm Beach
Virginia	Northern Virginia	Georgia	Atlanta
	Southern Virginia		Augusta
		Mississippi	Gulf Coast
	Midwest Region	Tennessee	Chattanooga
Colorado	Denver		Knoxville
	Fort Collins		Memphis
Illinois	Chicago		Nashville
Indiana	Fort Wayne
	Indianapolis		West Region
Iowa	Des Moines	California	Bakersfield
Minnesota	Minneapolis/St. Paul		Bay Area
Ohio	Cincinnati		Fresno
	Columbus		Los Angeles County
Modesto/Merced
	South Central Region		Riverside County
Louisiana	Baton Rouge		Sacramento
	Lafayette		San Bernardino County
Oklahoma	Oklahoma City		San Diego County
Texas	Austin		Ventura County
	Bryan/College Station	Hawaii	Hawaii
	Dallas		Maui
	Fort Worth		Oahu
	Houston	Nevada	Las Vegas
	Killeen/Temple/Waco		Reno
	Midland/Odessa	Oregon	Bend
	New Braunfels/San Marcos		Portland/Salem
	San Antonio	Utah	Salt Lake City
		Washington	Seattle/Tacoma/Everett/Olympia
	Southwest Region		Spokane
Arizona	Phoenix		Vancouver
Tucson
New Mexico	Albuquerque

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2019 and 2018.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	1,841	1,570	17%	$546.8	$444.9	23%	$297,000	$283,400	5%
Midwest	714	532	34%	255.4	196.9	30%	357,700	370,100	(3)%
Southeast	4,374	3,616	21%	1,191.8	963.3	24%	272,500	266,400	2%
South Central	3,775	3,395	11%	964.2	855.8	13%	255,400	252,100	1%
Southwest	667	530	26%	199.7	134.9	48%	299,400	254,500	18%
West	1,755	1,399	25%	791.9	629.4	26%	451,200	449,900	—%
	13,126	11,042	19%	$3,949.8	$3,225.2	22%	$300,900	$292,100	3%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2019	2018	2019	2018	2019	2018
East	430	499	$123.1	$140.0	19%	24%
Midwest	161	107	51.2	38.0	18%	17%
Southeast	1,171	1,219	320.7	326.7	21%	25%
South Central	994	1,056	254.4	263.7	21%	24%
Southwest	160	286	44.6	71.1	19%	35%
West	291	319	129.9	147.4	14%	19%
	3,207	3,486	$923.9	$986.9	20%	24%

___________________________________________

(1)	Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

(2)	Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 19% in the three months ended December 31, 2019 compared to the prior year period, with increases in all of our regions. The value of net sales orders increased 22% to $3.9 billion (13,126 homes) for the three months ended December 31, 2019 compared to $3.2 billion (11,042 homes) in the prior year period. The average selling price of net sales orders during the three months ended December 31, 2019 was $300,900, up 3% from the prior year period.

The markets contributing most to the increases in sales volumes in our regions were as follows: Carolina markets in the East; Iowa, Minnesota and Indiana markets in the Midwest; Florida markets in the Southeast; Fort Worth and Houston markets in the South Central; the Phoenix market in the Southwest; and Portland and Seattle markets in the West.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% in the three months ended December 31, 2019 compared to 24% in the prior year period.

We believe our business is well positioned to continue to generate increased sales volume; however, our future sales volumes will depend on new home demand in each of our operating markets and our ability to successfully implement our operating strategies.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	1,959	1,915	2%	$602.5	$569.0	6%	$307,600	$297,100	4%
Midwest	964	893	8%	337.8	302.9	12%	350,400	339,200	3%
Southeast	4,420	4,054	9%	1,262.0	1,122.1	12%	285,500	276,800	3%
South Central	4,161	4,409	(6)%	1,090.2	1,135.2	(4)%	262,000	257,500	2%
Southwest	819	897	(9)%	245.4	242.9	1%	299,600	270,800	11%
West	1,457	1,397	4%	688.7	664.2	4%	472,700	475,400	(1)%
	13,780	13,565	2%	$4,226.6	$4,036.3	5%	$306,700	$297,600	3%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
East	1,798	1,558	15%	$520.4	$445.9	17%	$289,400	$286,200	1%
Midwest	813	671	21%	282.2	244.7	15%	347,100	364,700	(5)%
Southeast	4,231	3,783	12%	1,149.3	1,013.4	13%	271,600	267,900	1%
South Central	3,780	3,478	9%	958.0	872.4	10%	253,400	250,800	1%
Southwest	663	561	18%	196.0	143.6	36%	295,600	256,000	15%
West	1,674	1,449	16%	757.4	690.6	10%	452,400	476,600	(5)%
	12,959	11,500	13%	$3,863.3	$3,410.6	13%	$298,100	$296,600	1%

Home Sales Revenue

Revenues from home sales increased 13% to $3.9 billion (12,959 homes closed) for the three months ended December 31, 2019 from $3.4 billion (11,500 homes closed) in the prior year period. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed, as well as an increase in the average selling price of those homes in our Southwest region.

The number of homes closed increased 13% in the three months ended December 31, 2019 compared to the prior year period. The markets contributing most to the increases in closing volumes in our regions were as follows: Carolina markets in the East; Indiana and Iowa markets in the Midwest; Florida markets in the Southeast; the Houston market in the South Central; the Phoenix market in the Southwest; and California markets in the West.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2019	2018
Gross profit – home sales	21.0%	20.0%
Gross profit – land/lot sales and other	32.5%	23.9%
Inventory and land option charges	(0.1)%	(0.2)%
Gross profit – total homebuilding	21.0%	19.8%
Selling, general and administrative expense	9.2%	9.5%
Gain on sale of assets	—%	(0.1)%
Other (income) expense	(0.1)%	(0.1)%
Homebuilding pre-tax income	11.9%	10.4%

Home Sales Gross Profit

Gross profit from home sales increased to $811.7 million in the three months ended December 31, 2019 from $681.4 million in the prior year period and increased 100 basis points to 21.0% as a percentage of home sales revenues. The percentage increase resulted from improvements of 90 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 20 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by a 20 basis point decrease due to increased warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods.

Land/Lot Sales and Other Revenues

Land sales and other revenues from our homebuilding operations were $19.7 million and $6.7 million in the three months ended December 31, 2019 and 2018, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2019, our homebuilding operations had $22.9 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. At December 31, 2019, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $34.2 million and determined that no communities or land inventories were impaired. Accordingly, no impairment charges were recorded during the three months ended December 31, 2019 compared to $4.2 million of impairment charges recorded in the prior year period.

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

During the three months ended December 31, 2019 and 2018, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $3.5 million and $3.8 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 10% to $358.4 million in the three months ended December 31, 2019 from $324.7 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 9.2% in the three months ended December 31, 2019 compared to 9.5% in the prior year period.

Employee compensation and related costs represented 73% and 70% of SG&A costs in the three months ended December 31, 2019 and 2018, respectively. These costs increased 16% to $262.0 million in the three months ended December 31, 2019 due to an increase in the amount of incentive compensation as compared to the prior year period. Our homebuilding operations employed 6,811 and 6,849 employees at December 31, 2019 and 2018, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 10% to $24.3 million in the three months ended December 31, 2019 from $27.1 million in the prior year period. The decrease was due to a 5% decrease in our average homebuilding debt and a lower average interest rate on our homebuilding debt during the period. Interest charged to cost of sales was 0.8% and 0.9% of total cost of sales (excluding inventory and land option charges) in the three months ended December 31, 2019 and 2018, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $5.4 million in the three months ended December 31, 2019 compared to $2.0 million in the prior year period. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2019			2018
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$520.5	$59.9	11.5%	$447.5	$38.0	8.5%
Midwest	282.6	18.6	6.6%	249.0	10.6	4.3%
Southeast	1,150.6	146.3	12.7%	1,013.9	112.3	11.1%
South Central	958.7	132.6	13.8%	872.5	106.0	12.1%
Southwest	211.0	34.5	16.4%	143.6	17.6	12.3%
West	759.6	69.7	9.2%	690.8	69.8	10.1%
	$3,883.0	$461.6	11.9%	$3,417.3	$354.3	10.4%
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

East Region — Homebuilding revenues increased 16% in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the number of homes closed in our Carolina markets. The region generated pre-tax income of $59.9 million in the three months ended December 31, 2019 compared to $38.0 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 280 basis points in the three months ended December 31, 2019 compared to the prior year period, due to an increase in the average selling price of homes closed while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2019 compared to the prior year period.

Midwest Region — Homebuilding revenues increased 13% in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the number of homes closed from our acquisitions of Westport Homes and Classic Builders. The region generated pre-tax income of $18.6 million in the three months ended December 31, 2019 compared to $10.6 million in the prior year period. Home sales gross profit percentage increased by 330 basis points in the three months ended December 31, 2019 compared to the prior year period, largely due to a decrease in purchase accounting adjustments related to the two acquisitions. As a percentage of homebuilding revenues, SG&A expenses increased by 160 basis points in the three months ended December 31, 2019, primarily due to increases in employee compensation.

Southeast Region — Homebuilding revenues increased 13% in the three months ended December 31, 2019 compared to the prior year period, primarily due to increases in the number of homes closed in our Florida markets. The region generated pre-tax income of $146.3 million in the three months ended December 31, 2019 compared to $112.3 million in the prior year period. Home sales gross profit percentage increased by 140 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the average selling price of homes closed while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in the three months ended December 31, 2019 compared to the prior year period.

South Central Region — Homebuilding revenues increased 10% in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the number of homes closed in our Houston market. The region generated pre-tax income of $132.6 million in the three months ended December 31, 2019 compared to $106.0 million in the prior year period. Home sales gross profit percentage increased by 160 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the average selling price of homes closed while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points in the three months ended December 31, 2019 compared to the prior year period.

Southwest Region — Homebuilding revenues increased 47% in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in the average selling price and number of homes closed in our Phoenix market. The region generated pre-tax income of $34.5 million in the three months ended December 31, 2019 compared to $17.6 million in the prior year period. Home sales gross profit percentage increased by 160 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost. As a percentage of homebuilding revenues, SG&A expenses decreased by 220 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to the significant increase in homebuilding revenues.

West Region — Homebuilding revenues increased 10% in the three months ended December 31, 2019 compared to the prior year period, due to an increase in the number of homes closed in most markets, partially offset by a decrease in the average selling price of homes closed. The region generated pre-tax income of $69.7 million in the three months ended December 31, 2019 compared to $69.8 million in the prior year period. Home sales gross profit percentage decreased by 240 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to the average selling price decreasing by more than the average cost of the homes closed. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in the three months ended December 31, 2019 compared to the prior year period, primarily due to an increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at December 31, 2019 and September 30, 2019 are summarized as follows:

	As of December 31, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$726.3	$568.4	$10.7	$—	$1,305.4
Midwest	500.3	416.9	1.8	—	919.0
Southeast	1,540.0	1,341.4	32.0	2.0	2,915.4
South Central	1,322.4	1,371.5	0.3	9.6	2,703.8
Southwest	222.4	385.9	1.6	2.2	612.1
West	1,170.7	996.7	19.4	8.8	2,195.6
Corporate and unallocated (1)	121.2	111.9	0.9	0.3	234.3
	$5,603.3	$5,192.7	$66.7	$22.9	$10,885.6

	As of September 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$697.1	$581.2	$10.5	$—	$1,288.8
Midwest	473.9	361.1	1.8	—	836.8
Southeast	1,434.7	1,299.9	31.8	1.6	2,768.0
South Central	1,215.4	1,317.5	0.3	—	2,533.2
Southwest	221.8	335.6	1.6	15.4	574.4
West	1,089.0	950.6	13.9	2.5	2,056.0
Corporate and unallocated (1)	117.1	110.2	0.8	0.3	228.4
	$5,249.0	$4,956.1	$60.7	$19.8	$10,285.6
__________

(1)	Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at December 31, 2019 and September 30, 2019 are summarized as follows:

	As of December 31, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	10,200	34,300	44,500	4,200
Midwest	8,600	11,500	20,100	2,300
Southeast	34,100	76,300	110,400	9,300
South Central	44,200	53,600	97,800	9,000
Southwest	7,500	5,600	13,100	1,400
West	18,800	14,300	33,100	4,000
	123,400	195,600	319,000	30,200
	39%	61%	100%

	As of September 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	30,500	41,500	3,900
Midwest	8,300	10,900	19,200	2,200
Southeast	34,800	73,300	108,100	8,900
South Central	41,600	51,400	93,000	7,900
Southwest	6,700	5,800	12,500	1,300
West	19,000	14,000	33,000	3,500
	121,400	185,900	307,300	27,700
	40%	60%	100%
___________________

(1)
Land/lots owned include approximately 40,500 and 36,100 owned lots that are fully developed and ready for home construction at December 31, 2019 and September 30, 2019, respectively. Land/lots owned also include land held for development representing 1,800 and 1,700 lots at December 31, 2019 and September 30, 2019, respectively.

(2)
The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2019 and September 30, 2019 was $7.6 billion and $7.2 billion, respectively, secured by earnest money deposits of $538.5 million and $515.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2019 and September 30, 2019 included $918.6 million and $953.8 million, respectively, related to lot purchase contracts with Forestar, secured by $88.8 million and $88.7 million, respectively, of earnest money.

(3)
Lots controlled at December 31, 2019 include approximately 25,600 lots owned or controlled by Forestar, 12,700 of which our homebuilding divisions have under contract to purchase and 12,900 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 10,100 lots were in our Southeast region, 4,800 lots were in our West region, 4,100 lots were in our South Central region, 2,700 lots were in our East region, 2,400 lots were in our Southwest region and 1,500 lots were in our Midwest region. Lots controlled at September 30, 2019 included approximately 23,400 lots owned or controlled by Forestar, 12,800 of which our homebuilding divisions had under contract to purchase and 10,600 of which our homebuilding divisions had a right of first offer to purchase.

(4)
Approximately 18,400 and 16,000 of our homes in inventory were unsold at December 31, 2019 and September 30, 2019, respectively. At December 31, 2019, approximately 5,600 of our unsold homes were completed, of which approximately 1,000 homes had been completed for more than six months. At September 30, 2019, approximately 5,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 model homes at both December 31, 2019 and September 30, 2019.

RESULTS OF OPERATIONS – FORESTAR

In October 2017, we acquired 75% of the outstanding shares of Forestar, and as of December 31, 2019 we owned approximately 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 51 markets across 20 states as of December 31, 2019. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three months ended December 31, 2019 and 2018 were as follows.

	Three Months Ended December 31,
	2019	2018
	(In millions)
Residential land and lot sales	$247.1	$34.7
Commercial tract sales	—	3.5
Other	0.1	0.3
Total revenues	$247.2	$38.5
Cost of sales	216.6	30.7
Selling, general and administrative expense	10.5	5.7
Loss (gain) on sale of assets	0.1	(0.9)
Other (income) expense	(2.2)	(1.9)
Income before income taxes	$22.2	$4.9

At December 31, 2019, Forestar owned directly or controlled through land and lot purchase contracts approximately 44,500 residential lots, of which approximately 4,100 are fully developed. Approximately 25,600 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 200 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three months ended December 31, 2019 and 2018, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended December 31,
	2019	2018
	($ in millions)
Total residential single-family lots sold	2,422	518
Residential single-family lots sold to D.R. Horton	2,390	455
Residential lot sales revenues from sales to D.R. Horton	$214.0	$29.0
Residential tract acres sold to D.R. Horton	36	—
Residential land sales revenues from sales to D.R. Horton	$7.2	$—

SG&A expense for the three months ended December 31, 2019 and 2018 includes charges of $1.3 million and $0.5 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	8,401	6,244	35%
Number of homes closed by D.R. Horton	12,959	11,500	13%
Percentage of D.R. Horton homes financed by DHI Mortgage	65%	54%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	8,442	6,261	35%
Total number of loans originated or brokered by DHI Mortgage	8,723	6,398	36%
Captive business percentage	97%	98%
Loans sold by DHI Mortgage to third parties	8,745	7,047	24%

	Three Months Ended December 31,
	2019	2018	% Change
	(In millions)
Loan origination fees	$0.9	$3.2	(72)%
Sale of servicing rights and gains from sale of mortgage loans	73.6	59.9	23%
Other revenues	6.6	4.5	47%
Total mortgage operations revenues	81.1	67.6	20%
Title policy premiums	21.8	17.7	23%
Total revenues	102.9	85.3	21%
General and administrative expense	77.9	65.6	19%
Other (income) expense	(5.5)	(3.9)	41%
Financial services pre-tax income	$30.5	$23.6	29%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2019	2018
General and administrative expense	75.7%	76.9%
Other (income) expense	(5.3)%	(4.6)%
Financial services pre-tax income	29.6%	27.7%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2019, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 35% from the prior year period, primarily due to the 13% increase in the number of homes closed by our homebuilding operations and an increase in the percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing from 54% in the prior year period to 65% in the current period. The increase in the portion of home closings financed by DHI Mortgage was primarily due to the Company’s program to offer below market interest rates to D.R. Horton homebuyers, expanded coverage in certain markets and increased efficiencies resulting from technology advances.

Homes closed by our homebuilding operations constituted 97% and 98% of DHI Mortgage loan originations in the three months ended December 31, 2019 and 2018, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 24% in the three months ended December 31, 2019 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2019 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 86% of the mortgage loans sold by DHI Mortgage during the three months ended December 31, 2019 were sold to four major financial entities, of which one entity purchased 31%.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 20% to $81.1 million in the three months ended December 31, 2019 from $67.6 million in the prior year period, while the number of loan originations increased 36% over that same period. Revenues increased at a lower rate than origination volume due to lower pricing and resulting net gains on loan originations due to competitive pressures in the mortgage market.

General and administrative (G&A) expense related to our financial services operations increased 19% to $77.9 million in the three months ended December 31, 2019 from $65.6 million in the prior year period. The increase was primarily due to an increase in employee related costs. Our financial services operations employed 1,882 and 1,925 employees at December 31, 2019 and 2018, respectively.

As a percentage of financial services revenues, G&A expense was 75.7% in the three months ended December 31, 2019 compared to 76.9% in the prior year period. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - OTHER BUSINESSES

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have four projects under active construction and one project that is substantially complete. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2019 was $523.3 million compared to $375.7 million in the prior year period. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three months ended December 31, 2019 and 2018 was $90.8 million and $89.0 million, respectively. Our effective tax rate was 17.4% for the three months ended December 31, 2019 compared to 23.7% in the prior year period. The effective tax rate for the three months ended December 31, 2019 includes a tax benefit of $32.9 million from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for both periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

Our deferred tax assets, net of deferred tax liabilities, were $172.4 million at December 31, 2019 compared to $181.8 million at September 30, 2019. We have a valuation allowance of $18.3 million at December 31, 2019 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in market conditions by increasing our investments in homes, finished lots, land and land development to expand our operations and grow our revenues and profitability, as well as to consider opportunistic strategic investments as they arise.

At December 31, 2019, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 27.0% compared to 25.3% at September 30, 2019 and 26.8% at December 31, 2018. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 19.5% compared to 17.0% at September 30, 2019 and 23.2% at December 31, 2018. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2020. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $394.3 million remains available. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $500 million principal amount of homebuilding senior notes in February 2020 and $118.9 million principal amount of Forestar’s convertible senior notes in March 2020.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2019, cash and cash equivalents of our homebuilding segment totaled $1.2 billion.

Bank Credit Facility — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At December 31, 2019, there were no borrowings outstanding and $141.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.4 billion. There were no borrowings or repayments under the facility during the three months ended December 31, 2019.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2019, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.45 billion principal amount of homebuilding senior notes outstanding as of December 31, 2019 that mature from February 2020 through October 2024. In October 2019, we issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At December 31, 2019, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three months ended December 31, 2019, we repurchased 3.0 million shares of our common stock for $163.1 million.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At December 31, 2019, the full amount of the debt repurchase authorization was remaining and $732.6 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At December 31, 2019, Forestar had cash and cash equivalents of $373.3 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2019, there were no borrowings outstanding and $28.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $351.3 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2019, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Unsecured Debt — Forestar has $118.9 million principal amount of 3.75% convertible senior notes that are expected to be settled in cash upon their maturity on March 1, 2020. Forestar also has $350 million principal amount of 8.0% senior notes that mature April 15, 2024. At December 31, 2019, Forestar was in compliance with all of the limitations and restrictions associated with its senior note obligations.

Forestar’s revolving credit facility, its senior notes and its convertible senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2019, cash and cash equivalents of our financial services operations totaled $37.5 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $900 million, which can be increased to $1.2 billion subject to the availability of additional commitments. In December 2019, we received an additional commitment of $50 million increasing the total capacity of the facility to $950 million. The additional commitment expired on January 26, 2020. We are currently in discussions with our lenders and expect to renew and extend the facility on similar terms prior to its February 21, 2020 maturity date.

As of December 31, 2019, $953.7 million of mortgage loans held for sale with a collateral value of $915.1 million were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $850.2 million outstanding under the mortgage repurchase facility at December 31, 2019 at a 3.5% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2019, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2019, net cash used in operating activities was $113.8 million compared to $373.1 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $178.4 million and $11.7 million of cash used in our homebuilding and Forestar segments, respectively, partially offset by $83.5 million of cash provided by our financial services segment.

Cash used to increase construction in progress and finished home inventory was $334.8 million in the current year period compared to $500.3 million in the prior year period. In both periods, the expenditures were made to support the current period increase in sales and closing volumes, as well as the expected increase in future periods. Cash used to increase residential land and lots in the current year period was $373.1 million compared to $435.9 million in the prior year period. Of these amounts, $38.9 million and $191.5 million related to Forestar, respectively. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the three months ended December 31, 2019, net cash used in investing activities was $17.8 million compared to $310.4 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental properties totaling $59.6 million and purchases of property and equipment totaling $21.6 million, partially offset by proceeds from the sale of assets primarily consisting of $61.5 million related to the sale of a multi-family rental property. In the prior year period, the most significant uses of cash were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, whereby $293.0 million of the aggregate purchase price was paid during the period.

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

During the three months ended December 31, 2019, net cash provided by financing activities was $213.5 million, consisting primarily of note proceeds from our issuance of $500 million principal amount of 2.5% senior notes, partially offset by cash used for the repurchase of 3.0 million shares of our common stock for $163.1 million, payment of cash dividends totaling $64.6 million and net payments on our mortgage repurchase facility of $38.6 million.

During the three months ended December 31, 2018, net cash used in financing activities was $54.2 million, consisting primarily of the repayment of amounts drawn on our homebuilding revolving credit facility totaling $275 million, net payments on our mortgage repurchase facility of $163.8 million, the repurchase of 4.1 million shares of our common stock for $140.6 million and the payment of cash dividends totaling $56.0 million. These uses of cash were largely offset by note proceeds from amounts drawn on our homebuilding revolving credit facility totaling $575 million.

During the three months ended December 31, 2019, our Board of Directors approved a quarterly cash dividend of $0.175 per common share, which was paid on December 11, 2019 to stockholders of record on November 27, 2019. In January 2020, our Board of Directors approved a quarterly cash dividend of $0.175 per common share, payable on February 24, 2020 to stockholders of record on February 10, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At December 31, 2019, we had outstanding letters of credit of $170.4 million and surety bonds of $1.7 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at December 31, 2019, there were a limited number of contracts, representing $57.3 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $12.3 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty claims and legal claims and insurance. Since September 30, 2019, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2019, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2019 and September 30, 2019, we had reserves for approximately 195 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2019, we established reserves for approximately 35 new construction defect claims and resolved 20 construction defect claims for a total cost of $14.9 million. At both December 31, 2018 and September 30, 2018, we had reserves for approximately 155 pending construction defect claims, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2018, we established reserves for approximately 30 new construction defect claims and resolved 30 construction defect claims for a total cost of $3.4 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2019, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2019 and 2018 was not significant, is recognized in current earnings. At December 31, 2019, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $1.4 billion. Uncommitted IRLCs totaled a notional amount of approximately $718.0 million and uncommitted mortgage loans held for sale totaled a notional amount of approximately $680.8 million at December 31, 2019.

We occasionally enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At December 31, 2019, we had MBS totaling $594.4 million that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $0.1 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2019. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2019.

	Nine Months Ending September 30, 2020	Fiscal Year Ending September 30,							Fair Value at December 31, 2019
		2021	2022	2023	2024	2025	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$642.2	$403.3	$350.4	$700.4	$350.4	$501.1	$—	$2,947.8	$3,064.0
Average interest rate	4.0%	2.8%	4.5%	5.5%	8.6%	2.7%	—%	4.6%
Variable rate	$850.2	$—	$—	$—	$—	$—	$—	$850.2	$850.2
Average interest rate	3.5%	—%	—%	—%	—%	—%	—%	3.5%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2019 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are participating in settlement discussions with the U.S. Army Corps of Engineers (ACOE) and DOJ concerning alleged violations of the wetlands provisions of the Clean Water Act at a development site in our Southeast region relating to a violation notice the ACOE issued in April 2017. This matter could potentially result in a settlement that includes a penalty of approximately $350,000 without an admission of liability. We do not believe it is reasonably possible that this matter will result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2019. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2019 - October 31, 2019	—	$—	—	$895.7
November 1, 2019 - November 30, 2019	292,000	55.34	292,000	879.5
December 1, 2019 - December 31, 2019	2,708,000	54.26	2,708,000	732.6
Total	3,000,000	$54.37	3,000,000	$732.6
_________________
(1) Shares purchased during the three months ended December 31, 2019 were part of a $1.0 billion common stock repurchase authorization approved by our Board of Directors effective July 30, 2019. The authorization has no expiration date. At December 31, 2019, there was $732.6 million remaining on the repurchase authorization.

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

4.2
First Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.500% Senior Notes Due 2024 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

4.3
Eleventh Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

10.1
Amendment No. 9 to Credit Agreement, dated October 2, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2019, filed with the SEC on October 4, 2019).

10.2
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K dated October 2, 2019, filed with the SEC on October 3, 2019).

	31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
	32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

*	Filed or furnished herewith.
**	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 28, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	January 28, 2020	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)