Form 10-Q
period 2020-03-31
HORTON D R INC /DE/
filed 2020-04-29
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 22, 2020, there were 363,537,810 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,522.8	$1,494.3
Restricted cash	14.5	19.7
Total cash, cash equivalents and restricted cash	1,537.3	1,514.0
Inventories:
Construction in progress and finished homes	5,969.4	5,245.0
Residential land and lots — developed and under development	6,151.9	5,939.4
Land held for development	77.1	77.8
Land held for sale	26.1	19.8
Total inventory	12,224.5	11,282.0
Mortgage loans held for sale	1,379.4	1,072.0
Deferred income taxes, net of valuation allowance of $17.8 million and $18.7 million at March 31, 2020 and September 30, 2019, respectively	149.5	163.1
Property and equipment, net	589.7	499.2
Other assets	1,086.1	912.8
Goodwill	163.5	163.5
Total assets	$17,130.0	$15,606.6
LIABILITIES
Accounts payable	$707.0	$634.0
Accrued expenses and other liabilities	1,381.6	1,278.1
Notes payable	4,306.6	3,399.4
Total liabilities	6,395.2	5,311.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 394,279,177 shares issued and 363,537,810 shares outstanding at March 31, 2020 and 392,172,821 shares issued and 368,431,454 shares outstanding at September 30, 2019	3.9	3.9
Additional paid-in capital	3,191.3	3,179.1
Retained earnings	8,425.4	7,640.1
Treasury stock, 30,741,367 shares and 23,741,367 shares at March 31, 2020 and September 30, 2019, respectively, at cost	(1,162.6)	(802.2)
Stockholders’ equity	10,458.0	10,020.9
Noncontrolling interests	276.8	274.2
Total equity	10,734.8	10,295.1
Total liabilities and equity	$17,130.0	$15,606.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions, except per share data) (Unaudited)
Revenues	$4,500.0	$4,128.7	$8,520.7	$7,647.7
Cost of sales	3,450.8	3,256.7	6,535.0	6,007.8
Selling, general and administrative expense	466.8	444.2	922.6	847.0
Gain on sale of assets	(28.5)	(29.3)	(59.5)	(31.3)
Other (income) expense	(10.4)	(5.7)	(21.9)	(14.3)
Income before income taxes	621.3	462.8	1,144.5	838.5
Income tax expense	137.3	108.4	228.1	197.4
Net income	484.0	354.4	916.4	641.1
Net income attributable to noncontrolling interests	1.3	3.1	2.4	2.7
Net income attributable to D.R. Horton, Inc.	$482.7	$351.3	$914.0	$638.4

Basic net income per common share attributable to D.R. Horton, Inc.	$1.32	$0.94	$2.49	$1.71
Weighted average number of common shares	365.8	373.3	367.1	374.2

Diluted net income per common share attributable to D.R. Horton, Inc.	$1.30	$0.93	$2.46	$1.68
Adjusted weighted average number of common shares	370.1	377.7	371.8	378.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9
Net income	—	—	482.7	—	1.3	484.0
Exercise of stock options (310,032 shares)	—	6.2	—	—	—	6.2
Stock issued under employee benefit plans (954,588 shares)	—	2.6	—	—	—	2.6
Cash paid for shares withheld for taxes	—	(20.8)	—	—	—	(20.8)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(64.1)	—	—	(64.1)
Repurchases of common stock (4,000,000 shares)	—	—	—	(197.3)	—	(197.3)
Balances at March 31, 2020 (363,537,810 shares)	$3.9	$3,191.3	$8,425.4	$(1,162.6)	$276.8	$10,734.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606	—	—	27.1	—	—	27.1
Net income (loss)	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee benefit plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2
Net income	—	—	351.3	—	3.1	354.4
Exercise of stock options (831,489 shares)	—	11.4	—	—	—	11.4
Stock issued under employee benefit plans (1,059,415 shares)	—	2.0	—	—	0.3	2.3
Cash paid for shares withheld for taxes	—	(15.4)	—	—	—	(15.4)
Stock-based compensation expense	—	17.8	—	—	—	17.8
Cash dividends declared ($0.15 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of common stock (2,000,000 shares)	—	—	—	(75.6)	—	(75.6)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at March 31, 2019 (373,132,964 shares)	$3.9	$3,123.4	$6,771.6	$(538.6)	$173.7	$9,534.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2020	2019
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$916.4	$641.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.8	34.1
Amortization of discounts and fees	5.8	5.1
Stock-based compensation expense	37.9	35.9
Equity in earnings of unconsolidated entities	(0.9)	(0.5)
Distributions of earnings of unconsolidated entities	—	0.5
Deferred income taxes	10.0	12.6
Inventory and land option charges	12.8	21.8
Gain on sale of assets	(59.5)	(31.3)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(724.4)	(755.2)
Increase in residential land and lots – developed, under development, held for development and held for sale	(324.2)	(445.6)
Increase in other assets	(153.1)	(39.9)
Net increase in mortgage loans held for sale	(307.4)	—
Increase in accounts payable, accrued expenses and other liabilities	152.7	59.7
Net cash used in operating activities	(395.1)	(461.7)
INVESTING ACTIVITIES
Expenditures for property and equipment	(47.6)	(69.8)
Proceeds from sale of assets	129.8	83.8
Expenditures related to rental properties	(113.0)	(28.3)
Return of investment in unconsolidated entities	2.4	4.4
Net principal increase of other mortgage loans and real estate owned	(0.6)	(1.6)
Payments related to business acquisitions	(5.6)	(309.6)
Net cash used in investing activities	(34.6)	(321.1)
FINANCING ACTIVITIES
Proceeds from notes payable	1,591.3	1,815.0
Repayment of notes payable	(918.9)	(1,531.0)
Advances on mortgage repurchase facility, net	297.6	53.0
Proceeds from stock associated with certain employee benefit plans	12.9	22.3
Cash paid for shares withheld for taxes	(38.1)	(19.5)
Cash dividends paid	(128.7)	(111.9)
Repurchases of common stock	(360.4)	(216.2)
Distributions to noncontrolling interests, net	(0.4)	(3.7)
Other financing activities	(2.3)	—
Net cash provided by financing activities	453.0	8.0
Net increase (decrease) in cash, cash equivalents and restricted cash	23.3	(774.8)
Cash, cash equivalents and restricted cash at beginning of period	1,514.0	1,506.0
Cash, cash equivalents and restricted cash at end of period	$1,537.3	$731.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$—	$80.8
Stock issued under employee incentive plans	$84.3	$49.0
Accrued expenditures for property and equipment	$8.6	$10.9
Accrual for holdback payment related to acquisition	$3.9	$16.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. At the beginning of fiscal 2020, the Company reclassified its single-family rental properties from other assets to property and equipment in its homebuilding segment. Reclassification of the prior period amount resulted in a $37.0 million decrease in other assets with a corresponding increase in property and equipment at September 30, 2019. This reclassification had no effect on the Company’s consolidated financial position or results of operations.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020 or subsequent periods.

Adoption of New Accounting Standards

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The rule is effective January 4, 2021 but earlier compliance is permitted. The Company adopted these amendments on March 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of the Company's registered securities for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been moved from Notes to Consolidated Financial Statements to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and the Company may elect to apply the amendments prospectively through December 31, 2022. This guidance has not and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 89 markets across 29 states. The Company’s operating segments are its 52 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

The Forestar segment is a residential lot development company with operations in 50 markets across 21 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and has three projects under active construction and one project that was substantially complete at March 31, 2020. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million. In February 2020, DHI Communities sold a multi-family rental property for $67.0 million and recorded a gain on the sale of $28.2 million. At March 31, 2020 and September 30, 2019, the consolidated balance sheets included $202.8 million and $204.0 million, respectively, of assets owned by DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019. Financial information relating to the Company’s reporting segments is as follows:

	March 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,012.6	$438.2	$45.8	$26.2	$—	$—	$1,522.8
Restricted cash	7.8	—	6.6	0.1	—	—	14.5
Inventories:
Construction in progress and finished homes	6,003.8	—	—	—	(34.4)	—	5,969.4
Residential land and lots — developed and under development	5,009.6	1,171.0	—	—	(29.9)	1.2	6,151.9
Land held for development	48.9	28.2	—	—	—	—	77.1
Land held for sale	26.1	—	—	—	—	—	26.1
	11,088.4	1,199.2	—	—	(64.3)	1.2	12,224.5
Mortgage loans held for sale	—	—	1,379.4	—	—	—	1,379.4
Deferred income taxes, net	136.7	8.0	—	—	10.8	(6.0)	149.5
Property and equipment, net	327.2	1.0	3.3	259.2	(1.0)	—	589.7
Other assets	891.5	29.2	203.5	47.9	(97.6)	11.6	1,086.1
Goodwill	134.3	—	—	—	—	29.2	163.5
	$13,598.5	$1,675.6	$1,638.6	$333.4	$(152.1)	$36.0	$17,130.0
Liabilities
Accounts payable	$670.6	$23.1	$0.2	$13.1	$—	$—	$707.0
Accrued expenses and other liabilities	1,165.7	175.6	146.7	10.5	(105.1)	(11.8)	1,381.6
Notes payable	2,480.0	640.1	1,186.5	—	—	—	4,306.6
	$4,316.3	$838.8	$1,333.4	$23.6	$(105.1)	$(11.8)	$6,395.2
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

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
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate balances of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

	Three Months Ended March 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$4,363.3	$—	$—	$—	$—	$—	$4,363.3
Land/lot sales and other	15.5	159.1	—	9.5	(151.9)	—	32.2
Financial services	—	—	104.5	—	—	—	104.5
	4,378.8	159.1	104.5	9.5	(151.9)	—	4,500.0
Cost of sales
Home sales (5)	3,435.5	—	—	—	(11.0)	—	3,424.5
Land/lot sales and other	11.3	136.5	—	—	(130.4)	—	17.4
Inventory and land option charges	8.8	0.1	—	—	—	—	8.9
	3,455.6	136.6	—	—	(141.4)	—	3,450.8
Selling, general and administrative expense	361.8	11.2	85.9	7.8	—	0.1	466.8
Gain on sale of assets	—	(0.3)	—	(28.2)	—	—	(28.5)
Other (income) expense	(4.1)	(2.1)	(6.1)	1.9	—	—	(10.4)
Income before income taxes	$565.5	$13.7	$24.7	$28.0	$(10.5)	$(0.1)	$621.3
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.
(5)Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

	Six Months Ended March 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$8,226.6	$—	$—	$—	$—	$—	$8,226.6
Land/lot sales and other	35.2	406.4	—	18.3	(373.2)	—	86.7
Financial services	—	—	207.4	—	—	—	207.4
	8,261.8	406.4	207.4	18.3	(373.2)	—	8,520.7
Cost of sales:
Home sales (5)	6,487.0	—	—	—	(17.7)	—	6,469.3
Land/lot sales and other	24.7	352.8	—	—	(323.9)	(0.7)	52.9
Inventory and land option charges	12.4	0.4	—	—	—	—	12.8
	6,524.1	353.2	—	—	(341.6)	(0.7)	6,535.0
Selling, general and administrative expense	720.2	21.7	163.8	16.7	—	0.2	922.6
Gain on sale of assets	—	(0.1)	—	(59.4)	—	—	(59.5)
Other (income) expense	(9.6)	(4.2)	(11.6)	3.5	—	—	(21.9)
Income before income taxes	$1,027.1	$35.8	$55.2	$57.5	$(31.6)	$0.5	$1,144.5
Summary Cash Flow Information:
Depreciation and amortization	$33.7	$0.1	$0.8	$3.9	$—	$0.3	$38.8
Cash provided by (used in) operating activities	$52.1	$(123.8)	$(312.1)	$5.5	$(16.8)	$—	$(395.1)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.
(5)Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

	Three Months Ended March 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$3,980.5	$—	$—	$—	$—	$—	$3,980.5
Land/lot sales and other	14.9	65.4	—	6.0	(39.7)	—	46.6
Financial services	—	—	101.6	—	—	—	101.6
	3,995.4	65.4	101.6	6.0	(39.7)	—	4,128.7
Cost of sales
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
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.
(5)Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

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
______________

(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions.
(4)Amounts represent purchase accounting adjustments related to the Forestar acquisition.
(5)Amount in the Eliminations column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

Homebuilding Inventories by Reporting Segment (1)	March 31, 2020	September 30, 2019
	(In millions)
East	$1,329.8	$1,288.8
Midwest	903.2	836.8
Southeast	2,968.1	2,768.0
South Central	2,845.4	2,533.2
Southwest	633.8	574.4
West	2,174.1	2,056.0
Corporate and unallocated (2)	234.0	228.4
	$11,088.4	$10,285.6
_________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Revenues
East	$579.7	$518.2	$1,100.2	$965.7
Midwest	308.7	248.1	591.3	497.2
Southeast	1,316.7	1,205.3	2,467.3	2,219.2
South Central	1,066.4	990.2	2,025.1	1,862.7
Southwest	199.7	173.2	410.7	316.9
West	907.6	860.4	1,667.2	1,551.2
	$4,378.8	$3,995.4	$8,261.8	$7,412.9
Inventory and Land Option Charges
East	$(0.5)	$0.3	$(0.3)	$1.7
Midwest	1.4	0.2	1.5	0.5
Southeast	2.8	2.2	4.2	3.5
South Central	2.9	1.4	4.4	1.9
Southwest	—	0.1	0.1	0.2
West	2.2	9.6	2.5	14.0
	$8.8	$13.8	$12.4	$21.8
Income before Income Taxes (1)
East	$73.3	$45.9	$133.2	$83.9
Midwest	23.6	9.5	42.3	20.2
Southeast	187.8	131.0	333.9	243.2
South Central	156.2	119.3	288.9	225.3
Southwest	30.8	18.6	65.3	36.3
West	93.8	76.1	163.5	145.9
	$565.5	$400.4	$1,027.1	$754.8
_________________
(1)Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each homebuilding segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each homebuilding segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. At March 31, 2020, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $47.6 million and recorded impairment charges of $1.7 million during the three months ended March 31, 2020 to reduce the carrying value of impaired land to fair value. During the six months ended March 31, 2020, impairment charges totaled $1.7 million. There were $7.7 million and $11.9 million of impairment charges recorded in the three and six months ended March 31, 2019, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

As the Company manages its inventory investments across its operating markets to optimize returns and cash flows, it may modify its pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. During the latter part of March and into April, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity began to adversely affect the Company’s business operations and the demand for its homes. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for the Company’s homes and availability of mortgage loans to homebuyers. The extent to which this impacts the Company’s operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on its customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If the housing market or economic conditions are adversely affected for a prolonged period due to COVID-19 or otherwise, the Company may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges which could be significant.

During the three and six months ended March 31, 2020, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $7.2 million and $11.1 million, respectively, compared to $6.1 million and $9.9 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	March 31, 2020	September 30, 2019
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$500.0	$—
4.0% senior notes due 2020 (1)	—	499.6
2.55% senior notes due 2020 (1)	399.4	398.9
4.375% senior notes due 2022 (1)	349.0	348.8
4.75% senior notes due 2023 (1)	299.1	298.9
5.75% senior notes due 2023 (1)	398.5	398.4
2.5% senior notes due 2024 (1)	496.0	—
Other secured notes	38.0	103.0
	2,480.0	2,047.6
Forestar:
Unsecured:
Revolving credit facility	—	—
3.75% convertible senior notes due 2020 (2)	—	119.1
8.0% senior notes due 2024 (3)	344.5	343.8
5.0% senior notes due 2028 (3)	295.6	—
	640.1	462.9
Financial Services:
Mortgage repurchase facility	1,186.5	888.9
	$4,306.6	$3,399.4
_____________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $7.7 million and $5.4 million at March 31, 2020 and September 30, 2019, respectively.
(2)Forestar’s 3.75% convertible senior notes due March 2020 included an unamortized fair value adjustment of $2.4 million at September 30, 2019.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $9.9 million and $6.2 million at March 31, 2020 and September 30, 2019, respectively.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility were $800 million and $300 million, respectively, during the six months ended March 31, 2020. At March 31, 2020, there were $500 million of borrowings outstanding at a 1.7% annual interest rate and $116.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $973.7 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At March 31, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In October 2019, the Company issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. In February 2020, the Company repaid $500 million principal amount of its 4.0% senior notes at maturity.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at March 31, 2020.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2020, there were no borrowings outstanding and $31.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

In February 2020, Forestar issued $300 million principal amount of 5.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due March 1, 2028, with interest payable semiannually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 5.2%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. Forestar also has $350 million principal amount of 8.0% senior notes that mature April 15, 2024. In March 2020, Forestar repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At March 31, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2020, the mortgage repurchase facility was amended to extend its maturity date to February 19, 2021. The total capacity of the facility is $1.2 billion; however, the capacity increases without requiring additional commitments to $1.4 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.5 billion subject to the availability of additional commitments. Through additional commitments, the capacity of the facility was temporarily increased to $1.5 billion effective March 26, 2020 through April 23, 2020.

As of March 31, 2020, $1.3 billion of mortgage loans held for sale with a collateral value of $1.2 billion were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at March 31, 2020 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2020 and fiscal 2019, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Capitalized interest, beginning of period	$192.1	$168.8	$180.1	$162.7
Interest incurred (1)	37.6	35.0	75.3	66.7
Interest charged to cost of sales	(29.2)	(29.9)	(54.9)	(55.5)
Capitalized interest, end of period	$200.5	$173.9	$200.5	$173.9
_______________
(1) Interest incurred included interest on the Company's mortgage repurchase facility of $5.0 million and $9.7 million in the three and six months ended March 31, 2020, respectively, and $3.0 million and $6.3 million in the same periods of fiscal 2019. Also included in interest incurred is Forestar interest of $9.7 million and $18.4 million in the three and six months ended March 31, 2020, respectively, and $1.5 million and $2.8 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at March 31, 2020 and September 30, 2019 are summarized below. These balances include properties related to the operations of DHI Communities, which develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities has three projects under active construction and one project that was substantially complete at March 31, 2020.

	March 31, 2020	September 30, 2019
	(In millions)
Buildings and improvements (1) (2)	$335.7	$329.4
Multi-family rental properties under construction	75.5	65.2
Single-family rental properties	101.6	37.0
Model home furniture	134.5	128.3
Office furniture and equipment	126.0	128.6
Land (1) (2)	91.9	71.6
Total property and equipment	$865.2	$760.1
Accumulated depreciation	(275.5)	(260.9)
Property and equipment, net	$589.7	$499.2
_____________
(1)At March 31, 2020, buildings and improvements included $53.1 million related to completed multi-family rental properties and $63.6 million related to the Company’s oil and gas related assets. Additionally, at March 31, 2020, land included $55.1 million related to the Company’s multi-family rental operations.
(2)At September 30, 2019, buildings and improvements included $50.7 million related to completed multi-family rental properties and $56.9 million related to the Company’s oil and gas related assets. Additionally, at September 30, 2019, land included $38.0 million related to the Company’s multi-family rental operations.

Depreciation expense was $17.3 million and $34.5 million during the three and six months ended March 31, 2020, respectively, compared to $15.9 million and $31.7 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2020, mortgage loans held for sale had an aggregate carrying value of $1.4 billion and an aggregate outstanding principal balance of $1.3 billion. At September 30, 2019, mortgage loans held for sale had an aggregate carrying value of $1.1 billion and an aggregate outstanding principal balance of $1.0 billion. During the six months ended March 31, 2020 and 2019, mortgage loans originated totaled $4.9 billion and $3.6 billion, respectively, and mortgage loans sold totaled $4.6 billion and $3.6 billion, respectively. The Company had gains on sales of loans and servicing rights of $73.3 million and $147.0 million during the three and six months ended March 31, 2020, respectively, compared to $73.1 million and $132.9 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 90% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2020 were sold to four major financial entities, of which one entity purchased 33%.

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

In response to COVID-19, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. This resulted in lower net gains on loan originations during the three months ended March 31, 2020 compared to the prior year period. Additionally, in March 2020 the Federal Reserve announced its commitment to purchase U.S. Treasury securities, MBS, municipal bonds and other assets. This led to a significant increase in the price of MBS, which increased the change in the fair market value of the Company’s IRLCs and mortgage loans held for sale and decreased the fair market value of its hedging instruments. The net fair value change for the three and six months ended March 31, 2020 and 2019 recognized in revenues in the consolidated statements of operations was not significant.

The Company also occasionally uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers in certain markets. At March 31, 2020, the Company had MBS totaling $383.4 million that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $4.9 million for the fair value of such MBS position.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2020 was $137.3 million and $228.1 million, respectively, compared to $108.4 million and $197.4 million in the prior year periods. The effective tax rate was 22.1% and 19.9% for the three and six months ended March 31, 2020, respectively, compared to 23.4% and 23.5% in the prior year periods. The effective tax rate for the three and six months ended March 31, 2020 includes a tax benefit of $6.6 million and $39.5 million, respectively, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

The Company’s deferred tax assets, net of deferred tax liabilities, were $167.3 million at March 31, 2020 compared to $181.8 million at September 30, 2019. The Company has a valuation allowance of $17.8 million at March 31, 2020 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$482.7	$351.3	$914.0	$638.4
Denominator:
Denominator for basic earnings per share — weighted average common shares	365.8	373.3	367.1	374.2
Effect of dilutive securities:
Employee stock awards	4.3	4.4	4.7	4.7
Denominator for diluted earnings per share — adjusted weighted average common shares	370.1	377.7	371.8	378.9

Basic net income per common share attributable to D.R. Horton, Inc.	$1.32	$0.94	$2.49	$1.71
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.30	$0.93	$2.46	$1.68

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

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During the six months ended March 31, 2020, the Company repurchased 7.0 million shares of its common stock for $360.4 million. The Company’s remaining authorization at March 31, 2020 was $535.3 million.

During each of the first two quarters of fiscal 2020, the Board of Directors approved and paid quarterly cash dividends of $0.175 per common share, the most recent of which was paid on February 24, 2020 to stockholders of record on February 10, 2020. In April 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per common share, payable on May 21, 2020 to stockholders of record on May 11, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

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

In November 2019, a total of 360,000 performance-based RSU equity awards were granted to the Company’s executive officers. These awards vest at the end of a three-year performance period ending September 30, 2022. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $52.54 per unit. Compensation expense related to this grant was $2.3 million and $4.5 million in the three and six months ended March 31, 2020, respectively, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the six months ended March 31, 2020, a total of 1.7 million time-based RSUs were granted to approximately 960 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $35.98 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.1 million in both the three and six months ended March 31, 2020, of which $3.5 million related to expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s restricted stock units during the three and six months ended March 31, 2020 was $20.3 million and $36.2 million, respectively, compared to $17.2 million and $34.4 million during the three and six months ended March 31, 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Warranty liability, beginning of period	$251.6	$205.6	$247.3	$202.0
Warranties issued	24.5	21.0	45.6	38.9
Changes in liability for pre-existing warranties	5.6	6.0	8.4	11.5
Settlements made	(19.0)	(18.7)	(38.6)	(38.5)
Warranty liability, end of period	$262.7	$213.9	$262.7	$213.9

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $442.2 million and $434.7 million at March 31, 2020 and September 30, 2019, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both March 31, 2020 and September 30, 2019. Expenses related to the Company’s legal contingencies were $26.6 million and $14.6 million in the six months ended March 31, 2020 and 2019, respectively.

The Company’s reserves for legal claims were $442.2 million at March 31, 2020 compared to $434.7 million at September 30, 2019. Changes in the Company’s legal claims reserves during the six months ended March 31, 2020 and 2019 were as follows:

	Six Months Ended March 31,
	2020	2019
	(In millions)
Reserves for legal claims, beginning of period	$434.7	$408.1
Increase in reserves	33.6	23.3
Payments	(26.1)	(12.3)
Reserves for legal claims, end of period	$442.2	$419.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $76.6 million, $75.1 million and $56.9 million at March 31, 2020, September 30, 2019 and March 31, 2019, respectively, and are included in other assets in the consolidated balance sheets.

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

At March 31, 2020, the Company’s homebuilding segment had total deposits of $566.5 million, consisting of cash deposits of $534.9 million and promissory notes of $31.6 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $8.1 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $99.3 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.0 billion. A limited number of the homebuilding land and lot purchase contracts at March 31, 2020, representing $70.7 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $70.7 million remaining purchase price subject to specific performance provisions, $24.2 million related to contracts between the homebuilding segment and Forestar.

During the three and six months ended March 31, 2020, Forestar reimbursed the homebuilding segment $5.5 million and $16.2 million, respectively, for previously paid earnest money and $8.2 million and $13.3 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and six months ended March 31, 2019, Forestar reimbursed the homebuilding segment $4.7 million and $16.8 million, respectively, for previously paid earnest money and $0.7 million and $3.7 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At March 31, 2020, the Company had outstanding surety bonds of $1.8 billion and letters of credit of $147.3 million to secure performance under various contracts. Of the total letters of credit, $116.3 million were issued under the homebuilding revolving credit facility and $31.0 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020	September 30, 2019
	(In millions)
Earnest money and refundable deposits	$580.9	$540.0
Insurance receivables	76.6	75.1
Other receivables	112.4	103.6
Prepaid assets	48.4	49.6
Margin deposits	83.7	19.6
Multi-family rental property held for sale	—	28.9
Contract assets - insurance agency commissions	42.2	39.3
Lease right of use assets	37.8	—
Other	104.1	56.7
	$1,086.1	$912.8

The Company’s accrued expenses and other liabilities at March 31, 2020 and September 30, 2019 were as follows:

	March 31, 2020	September 30, 2019
	(In millions)
Reserves for legal claims	$442.2	$434.7
Employee compensation and related liabilities	269.2	282.1
Warranty liability	262.7	247.3
Mortgage hedging instruments and loan commitments	81.5	—
Accrued interest	30.7	26.3
Federal and state income tax liabilities	20.0	33.4
Inventory related accruals	48.9	61.5
Customer deposits	68.3	57.7
Accrued property taxes	23.8	40.1
Lease liabilities	40.5	—
Other	93.8	95.0
	$1,381.6	$1,278.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019. Changes in the fair value of the Level 3 assets during the six months ended March 31, 2020 and 2019 were not material.

		Fair Value at March 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,356.6	14.1	1,370.7
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	64.4	—	64.4
Forward sales of mortgage-backed securities	Other liabilities	—	(69.1)	—	(69.1)
Best-efforts and mandatory commitments	Other liabilities	—	(11.7)	—	(11.7)

		Fair Value at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,055.3	9.8	1,065.1
Derivatives not designated as hedging instruments (b):
Interest rate lock commitments	Other assets	—	19.2	—	19.2
Forward sales of mortgage-backed securities	Other liabilities	—	(4.1)	—	(4.1)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

___________________
(a)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at March 31, 2020 and September 30, 2019 include $14.1 million and $9.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(b)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. In March 2020, the Federal Reserve announced its commitment to purchase U.S. Treasury securities, MBS, municipal bonds and other assets. This led to a significant increase in the price of MBS which increased the change in fair market value of the Company’s IRLCs and mortgage loans held for sale and decreased the fair market value of its hedging instruments. The net fair value change for the three and six months ended March 31, 2020 and 2019 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2020 and September 30, 2019:

		Fair Value at March 31, 2020		Fair Value at September 30, 2019
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$—	$—	$4.5
Inventory available for sale (a) (c)	Inventories	—	12.3	—	—
Mortgage loans held for sale (a) (d)	Mortgage loans held for sale	—	1.3	—	2.7
Other mortgage loans (a) (e)	Other assets	—	1.1	—	1.8
___________________
(a)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.
(b)In performing its impairment analysis of communities, discount rates ranging from 16% to 18% were used in the periods presented.
(c)The fair value of inventory available for sale was determined based on recent offers received from outside third parties, comparable sales or actual contracts.
(d)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(e)The fair values of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2020 and September 30, 2019:

	Carrying Value	Fair Value at March 31, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,522.8	$1,522.8	$—	$—	$1,522.8
Restricted cash (a)	14.5	14.5	—	—	14.5
Notes payable (b) (c)	4,306.6	—	2,541.2	1,724.5	4,265.7

	Carrying Value	Fair Value at September 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,494.3	$1,494.3	$—	$—	$1,494.3
Restricted cash (a)	19.7	19.7	—	—	19.7
Notes payable (b) (c)	3,399.4	—	2,533.9	991.9	3,525.8
___________________
(a)The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(b)The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.
(c)The fair values of other secured notes and borrowings on the revolving credit facilities and the mortgage repurchase facility approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2020

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 89 markets across 29 states, primarily under the names of D.R. Horton, America’s Builder; Emerald Homes; Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $299,200 during the six months ended March 31, 2020. Approximately 91% of our home sales revenue in the six months ended March 31, 2020 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar) for $558.3 million in cash. Forestar is a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. At March 31, 2020, we owned 65% of Forestar’s outstanding common stock.

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

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have three projects under active construction and one project that is substantially complete. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million. In February 2020, DHI Communities sold a multi-family rental property for $67.0 million and recorded a gain on the sale of $28.2 million. At March 31, 2020 and September 30, 2019, our consolidated balance sheets included $202.8 million and $204.0 million, respectively, of assets owned by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $333.4 million and $317.9 million at March 31, 2020 and September 30, 2019, respectively, and the combined pre-tax income of these subsidiaries was $28.0 million and $57.5 million in the three and six months ended March 31, 2020, respectively, compared to $27.5 million and $28.5 million in the prior year periods.

OVERVIEW

Fiscal Year-to-Date Operating Results

Economic fundamentals remained solid in the housing market throughout most of the second quarter of fiscal 2020, as interest rates on mortgage loans remained low, demand was strong and there was a limited supply of homes at affordable prices across most of our markets.

During the six months ended March 31, 2020, our number of homes closed and home sales revenues increased 10% and 11%, respectively, compared to the prior year period, and our consolidated revenues increased 11% to $8.5 billion compared to $7.6 billion in the prior year period. Our pre-tax income was $1.1 billion in the six months ended March 31, 2020 compared to $838.5 million in the prior year period, and our pre-tax operating margin was 13.4% compared to 11.0%. Net income was $916.4 million in the six months ended March 31, 2020 compared to $641.1 million in the prior year period. The current six month period results include a tax benefit of $39.5 million related to the retroactive reinstatement of the federal energy efficient homes tax credit.

Cash provided by our homebuilding operations was $52.1 million in the six months ended March 31, 2020 compared to cash used of $215.9 million in the prior year period. In the trailing twelve months ended March 31, 2020, our homebuilding return on inventory (ROI) was 20.2% compared to 18.6% in the prior year period. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory. Average inventory in the ROI calculation is the sum of ending inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 64% of the lots owned and controlled at March 31, 2020 compared to 60% at September 30, 2019 and 62% at March 31, 2019. Our focus on increasing the controlled portion of our finished lot pipeline has benefited from our relationship with Forestar, our majority-owned lot development company.

COVID-19

During the latter part of March and into April, the impacts of the COVID-19 pandemic (COVID-19) and the related widespread reductions in economic activity across the United States began to adversely affect our business operations and the demand for our homes across all of our operating markets. We have experienced increases in sales cancellations and decreases in sales orders in late March and April as compared to the same period in the prior year. As of April 28, 2020, our net sales orders for the month of April are approximately 11% lower than the same period a year ago. This trend in net sales orders may not be indicative of the net sales order results that may be expected for the full month of April 2020, because a significant number of sales contract cancellations typically occur in the final days of each month, which can significantly affect net sales orders for the full month. As of April 28, 2020, our weekly net sales order volumes in the most recent two weeks have increased as compared to the preceding four weeks.

In almost all of the municipalities across the U.S. where we operate, residential construction and financial services have been designated as essential businesses as part of critical infrastructure. We have continued our homebuilding, lot development and financial services operations in those markets where allowed and have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our mortgage company has experienced lower pricing and margins on sales of mortgage loans and servicing rights in late March and April due to disruption in the secondary mortgage markets. Many purchasers and servicers of our mortgages have limited their purchases and tightened their credit standards due to liquidity and operational challenges caused by COVID-19 and the uncertainty of the impact of the borrower forbearance provisions of the federal Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in late March 2020.

There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which this impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

We believe our strong balance sheet and liquidity position will help us operate in this uncertain environment. We will seek to maintain our flexible financial position by generating strong cash flows from our homebuilding operations, limiting land acquisition and land development spending and adjusting our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to withstand an economic downturn and remain positioned to make opportunistic strategic investments. We are making operational adjustments and limiting capital investments as a result of the COVID-19 pandemic and its potential impact on our businesses, including cautiously managing our homes under construction and limiting land acquisition and land development activities; however, our strategy remains consistent and includes the following initiatives:
•Developing and retaining highly experienced and productive teams of personnel throughout our company that are aligned and focused on continuous improvement in our operational execution and financial performance.
•Maintaining a strong cash balance and overall liquidity position and controlling our level of debt.
•Allocating and actively managing our inventory investments across our operating markets to diversify our geographic risk.
•Offering new home communities that appeal to a broad range of entry-level, move-up, active adult and luxury homebuyers based on consumer demand in each market.
•Modifying product offerings, sales pace, home prices and sales incentives as necessary in each of our markets to meet consumer demand and maintain affordability.
•Delivering high quality homes and a positive experience to our customers both during and after the sale.
•Currently, we are cautiously managing our inventory of homes under construction relative to demand in each of our markets to adjust to the impact of COVID-19, while continuing to start construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.
•Currently, we are limiting our land acquisition and development investments to adjust to the impact of COVID-19, while still investing in desirable markets and controlling the level of land and lots we own in each market relative to the local new home demand.
•Currently, our homebuilding operations are working with land developers and our majority-owned Forestar lot development subsidiary to adjust timing of lot purchases under contract to align with current and expected new home demand in each of our markets to adjust to the impact of COVID-19, while continuing to seek opportunities to expand the portion of our land and finished lots controlled through purchase contracts and assisting Forestar with their operations.
•Controlling the cost of goods purchased from both vendors and subcontractors.
•Improving the efficiency of our land development, construction, sales and other key operational activities.
•Controlling our selling, general and administrative (SG&A) expense infrastructure to match production levels.
•Opportunistically evaluating potential acquisitions to enhance our operations and improve returns.
•Ensuring that our financial services business provides high quality mortgage and title services to homebuyers efficiently and effectively.
•Investing in the construction of garden style multi-family rental properties to meet rental demand in high growth suburban markets and selling these properties profitably.

We believe our operating strategy, which has produced positive results in recent years, will allow us to withstand the impact of COVID-19 and related economic downturn and maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2020, as compared to the same period of 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 10% to $4.4 billion compared to $4.0 billion.
•Homes closed increased 8% to 14,539 homes, and the average closing price of those homes was $300,100.
•Net sales orders increased 20% to 20,087 homes, and the value of net sales orders increased 22% to $6.0 billion.
•Sales order backlog increased 14% to 19,328 homes, and the value of sales order backlog increased 18% to $5.9 billion.
•Home sales gross margin was 21.3% compared to 19.3%.
•Homebuilding SG&A expense was 8.3% of homebuilding revenues compared to 9.0%.
•Homebuilding pre-tax income was $565.5 million compared to $400.4 million.
•Homebuilding pre-tax income was 12.9% of homebuilding revenues compared to 10.0%.
•Homebuilding cash and cash equivalents totaled $1.0 billion compared to $1.0 billion and $557.3 million at September 30, 2019 and March 31, 2019, respectively.
•Homebuilding inventories totaled $11.1 billion compared to $10.3 billion and $11.1 billion at September 30, 2019 and March 31, 2019, respectively.
•Homes in inventory totaled 33,400 compared to 27,700 and 32,100 at September 30, 2019 and March 31, 2019, respectively.
•Owned lots totaled 118,700 compared to 121,400 and 120,900 at September 30, 2019 and March 31, 2019, respectively. Lots controlled through purchase contracts increased to 210,600 from 185,900 and 195,500 at September 30, 2019 and March 31, 2019, respectively.
•Homebuilding debt was $2.5 billion compared to $2.0 billion and $2.8 billion at September 30, 2019 and March 31, 2019, respectively.
•Homebuilding debt to total capital was 19.2% compared to 17.0% and 22.9% at September 30, 2019 and March 31, 2019, respectively.

Forestar:
•Forestar’s revenues increased 143% to $159.1 million compared to $65.4 million. Revenues in the current and prior year quarters included $151.9 million and $39.7 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 256% to 1,951 compared to 548. Lots sold to D.R. Horton totaled 1,906 compared to 453.
•Forestar’s pre-tax income was $13.7 million compared to $16.4 million.
•Forestar’s pre-tax income was 8.6% of Forestar revenues compared to 25.1%.
•Forestar’s cash and cash equivalents totaled $438.2 million compared to $382.8 million and $66.4 million at September 30, 2019 and March 31, 2019, respectively.
•Forestar’s inventories totaled $1.2 billion compared to $1.0 billion and $851.5 million at September 30, 2019 and March 31, 2019, respectively.
•Owned and controlled lots totaled 52,300 compared to 38,300 and 31,400 at September 30, 2019 and March 31, 2019, respectively. Of these lots, 28,600 were under contract to sell to or subject to a right of first offer with D.R. Horton, compared to 23,400 and 21,700 at September 30, 2019 and March 31, 2019, respectively.
•Forestar’s debt was $640.1 million compared to $460.5 million and $149.2 million at September 30, 2019 and March 31, 2019, respectively.
•Forestar’s debt to total capital was 43.4% compared to 36.3% and 17.8% at September 30, 2019 and March 31, 2019, respectively.

Financial Services:
•Financial services revenues increased 3% to $104.5 million compared to $101.6 million.
•Financial services pre-tax income was $24.7 million compared to $34.0 million.
•Financial services pre-tax income was 23.6% of financial services revenues compared to 33.5%.

Consolidated Results:
•Consolidated pre-tax income increased 34% to $621.3 million compared to $462.8 million.
•Consolidated pre-tax income was 13.8% of consolidated revenues compared to 11.2%.
•Income tax expense was $137.3 million compared to $108.4 million.
•Net income attributable to D.R. Horton increased 37% to $482.7 million compared to $351.3 million.
•Diluted net income per common share attributable to D.R. Horton increased 40% to $1.30 compared to $0.93.
•Stockholders’ equity was $10.5 billion compared to $10.0 billion and $9.4 billion at September 30, 2019 and March 31, 2019, respectively.
•Book value per common share increased to $28.77 compared to $27.20 and $25.09 at September 30, 2019 and March 31, 2019, respectively.
•Debt to total capital was 29.2% compared to 25.3% at September 30, 2019 and 27.9% at March 31, 2019.

Key financial results for the six months ended March 31, 2020, as compared to the same period of 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 11% to $8.3 billion compared to $7.4 billion.
•Homes closed increased 10% to 27,498 homes, and the average closing price of those homes was $299,200.
•Net sales orders increased 19% to 33,213 homes, and the value of net sales orders increased 22% to $10.0 billion.
•Home sales gross margin was 21.1% compared to 19.6%.
•Homebuilding SG&A expense was 8.7% of homebuilding revenues compared to 9.2%.
•Homebuilding pre-tax income was $1.0 billion compared to $754.8 million.
•Homebuilding pre-tax income was 12.4% of homebuilding revenues compared to 10.2%.
•Net cash provided by homebuilding operations was $52.1 million compared to net cash used of $215.9 million.

Forestar:
•Forestar’s revenues increased 292% to $406.4 million compared to $103.8 million. Revenues in the current and prior year periods included $373.2 million and $68.7 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 310% to 4,373 compared to 1,066. Lots sold to D.R. Horton totaled 4,296 compared to 908.
•Forestar’s pre-tax income was $35.8 million compared to $21.3 million.
•Forestar’s pre-tax income was 8.8% of Forestar revenues compared to 20.5%.

Financial Services:
•Financial services revenues increased 11% to $207.4 million compared to $186.9 million.
•Financial services pre-tax income was $55.2 million compared to $57.6 million.
•Financial services pre-tax income was 26.6% of financial services revenues compared to 30.8%.

Consolidated Results:
•Consolidated pre-tax income increased 36% to $1.1 billion compared to $838.5 million.
•Consolidated pre-tax income was 13.4% of consolidated revenues compared to 11.0%.
•Income tax expense was $228.1 million compared to $197.4 million.
•Net income attributable to D.R. Horton increased 43% to $914.0 million compared to $638.4 million.
•Diluted net income per common share attributable to D.R. Horton increased 46% to $2.46 compared to $1.68.
•Net cash used in operations was $395.1 million compared to $461.7 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Asheville		Jacksonville
	Charlotte		Lakeland
	Greensboro/Winston-Salem		Melbourne/Vero Beach
	Raleigh/Durham		Miami/Fort Lauderdale
	Wilmington		Ocala
Pennsylvania	Philadelphia		Orlando
South Carolina	Charleston		Pensacola/Panama City
	Columbia		Port St. Lucie
	Greenville/Spartanburg		Tampa/Sarasota
	Hilton Head		Volusia County
	Myrtle Beach		West Palm Beach
Virginia	Northern Virginia	Georgia	Atlanta
	Southern Virginia		Augusta
		Mississippi	Gulf Coast
	Midwest Region	Tennessee	Chattanooga
Colorado	Denver		Knoxville
	Fort Collins		Memphis
Illinois	Chicago		Nashville
Indiana	Fort Wayne
	Indianapolis		West Region
Iowa	Des Moines	California	Bakersfield
Minnesota	Minneapolis/St. Paul		Bay Area
Ohio	Cincinnati		Fresno
	Columbus		Los Angeles County
Modesto/Merced
	South Central Region		Riverside County
Louisiana	Baton Rouge		Sacramento
	Lafayette		San Bernardino County
Oklahoma	Oklahoma City		San Diego County
Texas	Austin		Ventura County
	Bryan/College Station	Hawaii	Maui
	Dallas		Oahu
	Fort Worth	Nevada	Las Vegas
	Houston		Reno
	Killeen/Temple/Waco	Oregon	Bend
	Midland/Odessa		Portland/Salem
	New Braunfels/San Marcos	Utah	Salt Lake City
	San Antonio	Washington	Seattle/Tacoma/Everett/Olympia
Spokane
	Southwest Region		Vancouver
Arizona	Phoenix
Tucson
New Mexico	Albuquerque

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2020 and 2019.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,749	2,426	13%	$803.8	$693.1	16%	$292,400	$285,700	2%
Midwest	1,426	1,036	38%	506.4	361.3	40%	355,100	348,700	2%
Southeast	6,016	5,605	7%	1,634.9	1,488.4	10%	271,800	265,500	2%
South Central	6,139	4,779	28%	1,569.0	1,203.2	30%	255,600	251,800	2%
Southwest	942	797	18%	267.6	206.2	30%	284,100	258,700	10%
West	2,815	2,162	30%	1,239.2	989.8	25%	440,200	457,800	(4)%
	20,087	16,805	20%	$6,020.9	$4,942.0	22%	$299,700	$294,100	2%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	4,590	3,996	15%	$1,350.5	$1,138.0	19%	$294,200	$284,800	3%
Midwest	2,140	1,568	36%	761.7	558.2	36%	355,900	356,000	—%
Southeast	10,390	9,221	13%	2,826.7	2,451.7	15%	272,100	265,900	2%
South Central	9,914	8,174	21%	2,533.2	2,059.0	23%	255,500	251,900	1%
Southwest	1,609	1,327	21%	467.3	341.1	37%	290,400	257,000	13%
West	4,570	3,561	28%	2,031.2	1,619.2	25%	444,500	454,700	(2)%
	33,213	27,847	19%	$9,970.6	$8,167.2	22%	$300,200	$293,300	2%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2020	2019	2020	2019	2020	2019
East	660	573	$188.5	$162.8	19%	19%
Midwest	224	162	75.7	55.3	14%	14%
Southeast	1,695	1,378	463.1	367.6	22%	20%
South Central	1,372	1,234	352.9	307.4	18%	21%
Southwest	224	234	65.8	57.9	19%	23%
West	395	315	178.8	147.8	12%	13%
	4,570	3,896	$1,324.8	$1,098.8	19%	19%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2020	2019	2020	2019	2020	2019
East	1,090	1,072	$311.6	$302.8	19%	21%
Midwest	385	269	126.8	93.4	15%	15%
Southeast	2,866	2,597	783.7	694.3	22%	22%
South Central	2,366	2,290	607.4	571.1	19%	22%
Southwest	384	520	110.5	129.0	19%	28%
West	686	634	308.7	295.2	13%	15%
	7,777	7,382	$2,248.7	$2,085.8	19%	21%
 ___________________________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 20% and 19% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, with increases in all of our regions. The value of net sales orders increased 22% to $6.0 billion (20,087 homes) and to $10.0 billion (33,213 homes) for the three and six months ended March 31, 2020, respectively, compared to $4.9 billion (16,805 homes) and $8.2 billion (27,847 homes) in the prior year periods. The average selling price of net sales orders during the three and six months ended March 31, 2020 was $299,700 and $300,200, respectively, up 2% from both prior year periods.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Carolina markets in the East; the Denver, Iowa and Minnesota markets in the Midwest; the Florida markets in the Southeast; the Houston and Dallas markets in the South Central; the Phoenix market in the Southwest; and the California markets in the West.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 19% in both the three and six months ended March 31, 2020 compared to 19% and 21% in the prior year periods. During the latter part of March and into April, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity began to adversely affect our business operations and the demand for our homes. We experienced increases in sales cancellations and decreases in sales orders in late March and April as compared to the same period in the prior year.

There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which this impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

We believe we are well positioned to operate in this uncertain environment and will continue to adjust product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,725	2,550	7%	$826.7	$744.1	11%	$303,400	$291,800	4%
Midwest	1,513	1,228	23%	535.6	417.7	28%	354,000	340,100	4%
Southeast	5,605	5,132	9%	1,581.5	1,414.5	12%	282,200	275,600	2%
South Central	6,133	5,246	17%	1,602.0	1,351.5	19%	261,200	257,600	1%
Southwest	1,081	1,013	7%	313.2	275.9	14%	289,700	272,400	6%
West	2,271	1,721	32%	1,025.2	794.0	29%	451,400	461,400	(2)%
	19,328	16,890	14%	$5,884.2	$4,997.7	18%	$304,400	$295,900	3%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	1,983	1,791	11%	$579.5	$518.0	12%	$292,200	$289,200	1%
Midwest	877	701	25%	308.7	246.4	25%	352,000	351,500	—%
Southeast	4,831	4,527	7%	1,315.4	1,196.1	10%	272,300	264,200	3%
South Central	4,167	3,942	6%	1,057.2	986.9	7%	253,700	250,400	1%
Southwest	680	681	—%	199.7	173.2	15%	293,700	254,300	15%
West	2,001	1,838	9%	902.8	859.9	5%	451,200	467,800	(4)%
	14,539	13,480	8%	$4,363.3	$3,980.5	10%	$300,100	$295,300	2%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	3,781	3,349	13%	$1,099.9	$963.9	14%	$290,900	$287,800	1%
Midwest	1,690	1,372	23%	590.9	491.2	20%	349,600	358,000	(2)%
Southeast	9,062	8,310	9%	2,464.7	2,209.5	12%	272,000	265,900	2%
South Central	7,947	7,420	7%	2,015.2	1,859.3	8%	253,600	250,600	1%
Southwest	1,343	1,242	8%	395.7	316.8	25%	294,600	255,100	15%
West	3,675	3,287	12%	1,660.2	1,550.5	7%	451,800	471,700	(4)%
	27,498	24,980	10%	$8,226.6	$7,391.2	11%	$299,200	$295,900	1%

Home Sales Revenue

Revenues from home sales increased 10% to $4.4 billion (14,539 homes closed) for the three months ended March 31, 2020 from $4.0 billion (13,480 homes closed) in the prior year period. Revenues from home sales increased 11% to $8.2 billion (27,498 homes closed) for the six months ended March 31, 2020 from $7.4 billion (24,980 homes closed) in the prior year period. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed, as well as an increase in the average selling price of homes in our Southwest region.

The number of homes closed increased 8% and 10% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods. The markets contributing most to the increases in closing volumes in our regions were as follows: the New Jersey and Carolina markets in the East; the Indiana markets in the Midwest; the Florida markets in the Southeast; the Houston market in the South Central; the Tucson market in the Southwest; and the Portland and Washington markets in the West.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Gross profit – home sales	21.3%	19.3%	21.1%	19.6%
Gross profit – land/lot sales and other	27.1%	37.6%	29.8%	33.2%
Inventory and land option charges	(0.2)%	(0.3)%	(0.2)%	(0.3)%
Gross profit – total homebuilding	21.1%	19.0%	21.0%	19.3%
Selling, general and administrative expense	8.3%	9.0%	8.7%	9.2%
Other (income) expense	(0.1)%	—%	(0.1)%	—%
Homebuilding pre-tax income	12.9%	10.0%	12.4%	10.2%

Home Sales Gross Profit

Gross profit from home sales increased to $927.8 million in the three months ended March 31, 2020 from $766.3 million in the prior year period and increased 200 basis points to 21.3% as a percentage of home sales revenues. The percentage increase resulted from improvements of 180 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest.

Gross profit from home sales increased to $1.7 billion in the six months ended March 31, 2020 from $1.4 billion in the prior year period and increased 150 basis points to 21.1% as a percentage of home sales revenues. The percentage increase resulted from improvements of 140 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by a 10 basis point decrease due to increased warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities during this uncertain environment to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If an economic recession and a decline in new home demand occur due to COVID-19, we would expect our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $15.5 million and $35.2 million in the three and six months ended March 31, 2020, respectively, and $14.9 million and $21.7 million in the comparable periods of fiscal 2019. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2020, our homebuilding operations had $26.1 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. At March 31, 2020, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $47.6 million and recorded impairment charges of $1.7 million during the three months ended March 31, 2020 to reduce the carrying value of impaired land to fair value. During the six months ended March 31, 2020, impairment charges totaled $1.7 million. There were $7.7 million and $11.9 million of impairment charges recorded in the three and six months ended March 31, 2019, respectively.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. There is uncertainty regarding the extent to which and how long COVID-19 will disrupt our operations. If the housing market or economic conditions are adversely affected for a prolonged period due to COVID-19 or otherwise, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges which could be significant.

During the three and six months ended March 31, 2020, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $7.1 million and $10.7 million, respectively, compared to $6.1 million and $9.9 million in the same periods of fiscal 2019.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 1% to $361.8 million and 5% to $720.2 million in the three and six months ended March 31, 2020, respectively, from $359.3 million and $683.9 million in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 8.3% and 8.7% in the three and six months ended March 31, 2020, respectively, compared to 9.0% and 9.2% in the prior year periods.

Employee compensation and related costs represented 73% of SG&A costs in both the three and six months ended March 31, 2020 compared to 73% and 72% in the prior year periods. These costs increased 1% to $265.7 million and 8% to $527.7 million in the three and six months ended March 31, 2020, respectively. Our homebuilding operations employed 6,987 and 6,904 employees at March 31, 2020 and 2019, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 25% to $22.9 million and 18% to $47.2 million in the three and six months ended March 31, 2020, respectively, from $30.5 million and $57.6 million in the prior year periods. The decreases were due to decreases of 17% and 11%, respectively, in our average homebuilding debt and lower average interest rates on our homebuilding debt during the periods. Interest charged to cost of sales was 0.8% of total cost of sales (excluding inventory and land option charges) in both the three and six months ended March 31, 2020 compared to 0.9% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $4.1 million and $9.6 million in the three and six months ended March 31, 2020, respectively, compared to $1.6 million and $3.5 million in the prior year periods. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$579.7	$73.3	12.6%	$518.2	$45.9	8.9%
Midwest	308.7	23.6	7.6%	248.1	9.5	3.8%
Southeast	1,316.7	187.8	14.3%	1,205.3	131.0	10.9%
South Central	1,066.4	156.2	14.6%	990.2	119.3	12.0%
Southwest	199.7	30.8	15.4%	173.2	18.6	10.7%
West	907.6	93.8	10.3%	860.4	76.1	8.8%
	$4,378.8	$565.5	12.9%	$3,995.4	$400.4	10.0%

	Six Months Ended March 31,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,100.2	$133.2	12.1%	$965.7	$83.9	8.7%
Midwest	591.3	42.3	7.2%	497.2	20.2	4.1%
Southeast	2,467.3	333.9	13.5%	2,219.2	243.2	11.0%
South Central	2,025.1	288.9	14.3%	1,862.7	225.3	12.1%
Southwest	410.7	65.3	15.9%	316.9	36.3	11.5%
West	1,667.2	163.5	9.8%	1,551.2	145.9	9.4%
	$8,261.8	$1,027.1	12.4%	$7,412.9	$754.8	10.2%
 ______________
(1)Expenses maintained at the corporate level consist primarily of interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating our corporate office. The amortization of capitalized interest and property taxes is allocated to each segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each segment based on the segment’s inventory balances.

East Region — Homebuilding revenues increased 12% and 14% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our New Jersey and Carolina markets. The region generated pre-tax income of $73.3 million and $133.2 million in the three and six months ended March 31, 2020, respectively, compared to $45.9 million and $83.9 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 270 basis points in both the three and six months ended March 31, 2020 compared to the prior year periods, due to decreases in the average cost of homes closed while the average selling price of those homes increased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 and 50 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 24% and 19% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Indiana and Denver markets. The region generated pre-tax income of $23.6 million and $42.3 million in the three and six months ended March 31, 2020, respectively, compared to $9.5 million and $20.2 million in the prior year periods. Home sales gross profit percentage increased by 260 and 300 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, largely due to decreases in purchase accounting adjustments related to the fiscal 2019 acquisitions of Westport Homes and Classic Builders. As a percentage of homebuilding revenues, SG&A expenses decreased by 140 basis points in the three month period, primarily due to the increase in homebuilding revenues, and it increased by 10 basis points in the six month period, primarily due to increased employee compensation in the first quarter of fiscal 2020.

Southeast Region — Homebuilding revenues increased 9% and 11% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Florida markets. The region generated pre-tax income of $187.8 million and $333.9 million in the three and six months ended March 31, 2020, respectively, compared to $131.0 million and $243.2 million in the prior year periods. Home sales gross profit percentage increased by 290 and 220 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 and 30 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 8% and 9% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Houston market. The region generated pre-tax income of $156.2 million and $288.9 million in the three and six months ended March 31, 2020, respectively, compared to $119.3 million and $225.3 million in the prior year periods. Home sales gross profit percentage increased by 240 and 200 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 and 40 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 15% and 30% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in all markets and an increase in the number of homes closed in our Tucson market. The region generated pre-tax income of $30.8 million and $65.3 million in the three and six months ended March 31, 2020, respectively, compared to $18.6 million and $36.3 million in the prior year periods. Home sales gross profit percentage increased by 350 and 270 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost. As a percentage of homebuilding revenues, SG&A expenses decreased by 110 and 160 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the significant increase in homebuilding revenues.

West Region — Homebuilding revenues increased 5% and 7% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, due to increases in the number of homes closed in most markets, partially offset by a decrease in the average selling price of homes closed. The region generated pre-tax income of $93.8 million and $163.5 million in the three and six months ended March 31, 2020, respectively, compared to $76.1 million and $145.9 million in the prior year periods. Home sales gross profit percentage decreased by 50 and 130 basis points in the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the average selling price decreasing by more than the average cost of the homes closed. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in both the three and six months ended March 31, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at March 31, 2020 and September 30, 2019 are summarized as follows:

	As of March 31, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$778.9	$545.5	$5.4	$—	$1,329.8
Midwest	487.2	411.8	3.4	0.8	903.2
Southeast	1,648.6	1,285.8	32.0	1.7	2,968.1
South Central	1,461.3	1,382.3	0.3	1.5	2,845.4
Southwest	233.9	396.1	1.6	2.2	633.8
West	1,266.7	882.3	5.5	19.6	2,174.1
Corporate and unallocated (1)	127.2	105.8	0.7	0.3	234.0
	$6,003.8	$5,009.6	$48.9	$26.1	$11,088.4

	As of September 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$697.1	$581.2	$10.5	$—	$1,288.8
Midwest	473.9	361.1	1.8	—	836.8
Southeast	1,434.7	1,299.9	31.8	1.6	2,768.0
South Central	1,215.4	1,317.5	0.3	—	2,533.2
Southwest	221.8	335.6	1.6	15.4	574.4
West	1,089.0	950.6	13.9	2.5	2,056.0
Corporate and unallocated (1)	117.1	110.2	0.8	0.3	228.4
	$5,249.0	$4,956.1	$60.7	$19.8	$10,285.6
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at March 31, 2020 and September 30, 2019 are summarized as follows:

	As of March 31, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	9,600	37,100	46,700	4,600
Midwest	8,000	15,000	23,000	2,300
Southeast	32,200	81,500	113,700	10,300
South Central	43,500	55,100	98,600	10,200
Southwest	7,300	6,700	14,000	1,500
West	18,100	15,200	33,300	4,500
	118,700	210,600	329,300	33,400
	36%	64%	100%

	As of September 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	30,500	41,500	3,900
Midwest	8,300	10,900	19,200	2,200
Southeast	34,800	73,300	108,100	8,900
South Central	41,600	51,400	93,000	7,900
Southwest	6,700	5,800	12,500	1,300
West	19,000	14,000	33,000	3,500
	121,400	185,900	307,300	27,700
	40%	60%	100%
___________________

(1)Land/lots owned include approximately 38,000 and 36,100 owned lots that are fully developed and ready for home construction at March 31, 2020 and September 30, 2019, respectively. Land/lots owned also include land held for development representing 1,700 lots at both March 31, 2020 and September 30, 2019.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2020 and September 30, 2019 was $8.1 billion and $7.2 billion, respectively, secured by earnest money deposits of $566.5 million and $515.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2020 and September 30, 2019 included $1.0 billion and $953.8 million, respectively, related to lot purchase contracts with Forestar, secured by $99.3 million and $88.7 million, respectively, of earnest money.
(3)Lots controlled at March 31, 2020 include approximately 28,600 lots owned or controlled by Forestar, 14,200 of which our homebuilding divisions have under contract to purchase and 14,400 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 11,000 lots were in our Southeast region, 5,600 lots were in our South Central region, 4,800 lots were in our West region, 2,900 lots were in our Southwest region, 2,800 lots were in our East region and 1,500 lots were in our Midwest region. Lots controlled at September 30, 2019 included approximately 23,400 lots owned or controlled by Forestar, 12,800 of which our homebuilding divisions had under contract to purchase and 10,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 16,700 and 16,000 of our homes in inventory were unsold at March 31, 2020 and September 30, 2019, respectively. At March 31, 2020, approximately 4,700 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2019, approximately 5,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 model homes at both March 31, 2020 and September 30, 2019.

RESULTS OF OPERATIONS – FORESTAR

In October 2017, we acquired 75% of the outstanding shares of Forestar, and as of March 31, 2020 we owned 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 50 markets across 21 states as of March 31, 2020. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three and six months ended March 31, 2020 and 2019 were as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In millions)
Residential land and lot sales	$156.4	$49.4	$403.5	$84.0
Commercial tract sales	2.5	15.0	2.5	18.5
Other	0.2	1.0	0.4	1.3
Total revenues	$159.1	$65.4	$406.4	$103.8
Cost of sales	136.6	43.7	353.2	74.3
Selling, general and administrative expense	11.2	6.2	21.7	11.9
Gain on sale of assets	(0.3)	—	(0.1)	(0.9)
Other (income) expense	(2.1)	(0.9)	(4.2)	(2.8)
Income before income taxes	$13.7	$16.4	$35.8	$21.3

At March 31, 2020, Forestar owned directly or controlled through land and lot purchase contracts approximately 52,300 residential lots, of which approximately 4,400 are fully developed. Approximately 28,600 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 200 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and six months ended March 31, 2020 and 2019, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	($ in millions)
Total residential single-family lots sold	1,951	548	4,373	1,066
Residential single-family lots sold to D.R. Horton	1,906	453	4,296	908
Residential lot sales revenues from sales to D.R. Horton	$151.9	$39.7	$366.0	$68.7
Residential tract acres sold to D.R. Horton	—	—	36	—
Residential land sales revenues from sales to D.R. Horton	$—	$—	$7.2	$—

SG&A expense for the three and six months ended March 31, 2020 includes charges of $1.3 million and $2.6 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.5 million and $1.0 million, respectively, in the same periods of fiscal 2019.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	9,740	7,518	30%	18,141	13,762	32%
Number of homes closed by D.R. Horton	14,539	13,480	8%	27,498	24,980	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	67%	56%		66%	55%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	9,792	7,536	30%	18,234	13,797	32%
Total number of loans originated or brokered by DHI Mortgage	10,029	7,662	31%	18,752	14,060	33%
Captive business percentage	98%	98%		97%	98%
Loans sold by DHI Mortgage to third parties	8,774	6,949	26%	17,519	13,996	25%

	Three Months Ended March 31,			Six Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
	(In millions)
Loan origination fees	$0.6	$3.5	(83)%	$1.4	$6.8	(79)%
Sale of servicing rights and gains from sale of mortgage loans	73.3	73.1	—%	147.0	132.9	11%
Other revenues	7.0	5.2	35%	13.6	9.7	40%
Total mortgage operations revenues	80.9	81.8	(1)%	162.0	149.4	8%
Title policy premiums	23.6	19.8	19%	45.4	37.5	21%
Total revenues	104.5	101.6	3%	207.4	186.9	11%
General and administrative expense	85.9	71.3	20%	163.8	137.0	20%
Other (income) expense	(6.1)	(3.7)	65%	(11.6)	(7.7)	51%
Financial services pre-tax income	$24.7	$34.0	(27)%	$55.2	$57.6	(4)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
General and administrative expense	82.2%	70.2%	79.0%	73.3%
Other (income) expense	(5.8)%	(3.6)%	(5.6)%	(4.1)%
Financial services pre-tax income	23.6%	33.5%	26.6%	30.8%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2020, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 30% and 32%, respectively, due to increases in the number of homes closed by our homebuilding operations of 8% and 10% and increases in the percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing. These percentages were 67% and 66% in the three and six months ended March 31, 2020, respectively, compared to 56% and 55% in the prior year periods. Increases in the portion of home closings financed by DHI Mortgage were primarily due to the Company’s program to offer below market interest rates to D.R. Horton homebuyers, expanded coverage in certain markets and increased efficiencies resulting from technology advances.

Homes closed by our homebuilding operations constituted 98% and 97% of DHI Mortgage loan originations in the three and six months ended March 31, 2020, respectively, compared to 98% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 26% and 25% in the three and six months ended March 31, 2020, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on March 31, 2020 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 90% of the mortgage loans sold by DHI Mortgage during the six months ended March 31, 2020 were sold to four major financial entities, of which one entity purchased 33%. Due to the disruption in the secondary mortgage markets beginning in late March 2020 caused by COVID-19 and the uncertainty of the impact of the CARES Act, many financial entities have begun offering lower pricing and limiting their purchases of our mortgages and servicing rights. This could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may make other adjustments to our mortgage operations to adapt to changes in market conditions.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 1% to $80.9 million and increased 8% to $162.0 million in the three and six months ended March 31, 2020, respectively, from $81.8 million and $149.4 million in the prior year periods, while the number of loan originations increased 31% and 33% over those same periods. Revenues increased at a lower rate than origination volume due to lower pricing and resulting net gains on loan originations due to disruption in the secondary mortgage market caused by COVID-19 and the uncertainty of the impact of the CARES Act, which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. The significant decline in servicing values resulted in lower net gains on loan originations during the three months ended March 31, 2020 compared to the prior year period even as loan originations increased 31%.

General and administrative (G&A) expense related to our financial services operations increased 20% to $85.9 million and $163.8 million in the three and six months ended March 31, 2020, respectively, from $71.3 million and $137.0 million in the prior year periods. The increases were primarily due to increases in employee related costs to support a higher volume of transactions. Our financial services operations employed 1,934 and 1,923 employees at March 31, 2020 and 2019, respectively.

As a percentage of financial services revenues, G&A expense was 82.2% and 79.0% in the three and six months ended March 31, 2020, respectively, compared to 70.2% and 73.3% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can be expected to occur, as some components of revenue may fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - OTHER BUSINESSES

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We currently have three projects under active construction and one project that is substantially complete. In November 2019, DHI Communities sold a multi-family rental property for $61.5 million and recorded a gain on the sale of $31.2 million. In February 2020, DHI Communities sold a multi-family rental property for $67.0 million and recorded a gain on the sale of $28.2 million.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2020 was $621.3 million and $1.1 billion, respectively, compared to $462.8 million and $838.5 million in the prior year periods. The increases were primarily due to increases in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2020 was $137.3 million and $228.1 million, respectively, compared to $108.4 million and $197.4 million in the prior year periods. Our effective tax rate was 22.1% and 19.9% for the three and six months ended March 31, 2020, respectively, compared to 23.4% and 23.5% in the prior year periods. The effective tax rate for the three and six months ended March 31, 2020 includes a tax benefit of $6.6 million and $39.5 million, respectively, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

Our deferred tax assets, net of deferred tax liabilities, were $167.3 million at March 31, 2020 compared to $181.8 million at September 30, 2019. We have a valuation allowance of $17.8 million at March 31, 2020 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to the recent sudden, significant changes in economic conditions and the current uncertainty in the housing market across the United States. Currently, we are cautiously managing our homes under construction and limiting land acquisition and land development activities as a result of the COVID-19 pandemic and its potential impact on our business.

At March 31, 2020, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 29.2% compared to 25.3% at September 30, 2019 and 27.9% at March 31, 2019. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 19.2% compared to 17.0% at September 30, 2019 and 22.9% at March 31, 2019. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2020. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $394.3 million remains available. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. Due to the current economic uncertainties related to COVID-19 and the related disruption in the financial markets, we may be limited in accessing the capital markets or obtaining additional bank financing or the cost of accessing this financing could become more expensive. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2020, cash and cash equivalents of our homebuilding segment totaled $1.0 billion.

Bank Credit Facility — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility were $800 million and $300 million, respectively, during the six months ended March 31, 2020. At March 31, 2020, there were $500 million of borrowings outstanding at a 1.7% annual interest rate and $116.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $973.7 million.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2020, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $1.95 billion principal amount of homebuilding senior notes outstanding as of March 31, 2020 that mature from December 2020 through October 2024. In October 2019, we issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. In February 2020, we repaid $500 million principal amount of our 4.0% senior notes at maturity. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2020, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — During the three and six months ended March 31, 2020, we repurchased 4.0 million and 7.0 million shares, respectively, of our common stock for $197.3 million and $360.4 million, respectively.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At March 31, 2020, the full amount of the debt repurchase authorization was remaining and $535.3 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At March 31, 2020, Forestar had cash and cash equivalents of $438.2 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2020, there were no borrowings outstanding and $31.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

Unsecured Debt — In February 2020, Forestar issued $300 million principal amount of 5.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes are due March 1, 2028, with interest payable semiannually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 5.2%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. Forestar also has $350 million principal amount of 8.0% senior notes that mature April 15, 2024. In March 2020, Forestar repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At March 31, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Capital Resources - Financial Services

Cash and Cash Equivalents — At March 31, 2020, cash and cash equivalents of our financial services operations totaled $45.8 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2020, the mortgage repurchase facility was amended to extend its maturity date to February 19, 2021. The total capacity of the facility is $1.2 billion; however, the capacity increases without requiring additional commitments to $1.4 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.5 billion subject to the availability of additional commitments. Through additional commitments, the capacity of the facility was temporarily increased to $1.5 billion effective March 26, 2020 through April 23, 2020.

As of March 31, 2020, $1.3 billion of mortgage loans held for sale with a collateral value of $1.2 billion were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at March 31, 2020 at a 2.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2020, net cash used in operating activities was $395.1 million compared to $461.7 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $312.1 million and $123.8 million of cash used in our financial services and Forestar segments, respectively, partially offset by $52.1 million of cash provided by our homebuilding segment.

Cash used to increase construction in progress and finished home inventory was $724.4 million in the current year period compared to $755.2 million in the prior year period. In both periods, the expenditures were made to support the expected increases in sales and closing volumes. Cash used to increase residential land and lots in the current year period was $324.2 million compared to $445.6 million in the prior year period. Of these amounts, $171.4 million and $341.8 million related to Forestar, respectively. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the six months ended March 31, 2020, net cash used in investing activities was $34.6 million compared to $321.1 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental properties totaling $113.0 million and purchases of property and equipment totaling $47.6 million, partially offset by proceeds from the sale of assets primarily consisting of $128.5 million related to the sale of two multi-family rental properties. In the prior year period, the most significant uses of cash were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes, whereby $309.6 million of the aggregate purchase price was paid during the period.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the six months ended March 31, 2020, net cash provided by financing activities was $453.0 million, consisting primarily of note proceeds of $800 million from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $297.6 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $300 million, repayment of $500 million principal amount of our 4.0% senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase 7.0 million shares of our common stock for $360.4 million and payment of cash dividends totaling $128.7 million.

During the six months ended March 31, 2019, net cash provided by financing activities was $8.0 million, consisting primarily of note proceeds of $1.8 billion from draws on our homebuilding revolving credit facility and net advances of $53.0 million on our mortgage repurchase facility. Note proceeds were largely offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $1.0 billion, repayment of $500 million principal amount of our 3.75% homebuilding senior notes at maturity, cash used to repurchase 6.1 million shares of our common stock for $216.2 million and payment of cash dividends totaling $111.9 million.

During each of the first two quarters of fiscal 2020, our Board of Directors approved and paid quarterly cash dividends of $0.175 per common share, the most recent of which was paid on February 24, 2020 to stockholders of record on February 10, 2020. In April 2020, our Board of Directors approved a quarterly cash dividend of $0.175 per common share, payable on May 21, 2020 to stockholders of record on May 11, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At March 31, 2020, we had outstanding letters of credit of $147.3 million and surety bonds of $1.8 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at March 31, 2020, there were a limited number of contracts, representing $70.7 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $24.2 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of March 31, 2020, D.R. Horton, Inc. had outstanding $1.95 billion principal amount of homebuilding senior notes due through October 2024 and $500 million drawn on its homebuilding revolving credit facility.

All of the homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantors or Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by D.R. Horton, Inc. Our subsidiaries associated with the Forestar lot development operation, financial services operations, multi-family residential construction and certain other subsidiaries do not guarantee the homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt. The guarantees will be structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries of the Guarantors.

The guarantees by a Guarantor Subsidiary will be automatically and unconditionally released and discharged upon: (1) the sale or other disposition of its common stock whereby it is no longer a subsidiary of ours; (2) the sale or other disposition of all or substantially all of its assets (other than to us or another Guarantor); (3) its merger or consolidation with an entity other than us or another Guarantor; or (4) its ceasing to guarantee any of our publicly traded debt securities and ceasing to guarantee any of our obligations under our homebuilding revolving credit facility.

The following tables present summarized financial information for D.R. Horton, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among D.R. Horton, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	March 31, 2020	September 30, 2019
	(In millions)
Assets
Cash	$959.2	$992.9
Inventories	10,938.7	10,056.8
Amount due from Non-Guarantor Subsidiaries	515.0	473.2
Total assets	13,866.3	12,874.1
Liabilities & Stockholders’ Equity
Notes payable	$2,480.0	$1,970.1
Total liabilities	4,255.3	3,657.5
Stockholders’ equity	9,611.0	9,216.6

Summarized Statement of Operations Data	Six Months Ended March 31, 2020	Fiscal Year Ended September 30, 2019
	(In millions)
Revenues	$8,269.1	$17,023.0
Cost of sales	6,531.3	13,651.8
Selling, general and administrative expense	717.7	1,476.2
Income before income taxes	1,028.1	1,903.5
Net income	826.7	1,447.1

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that:
•such guarantee was incurred with fraudulent intent; or
•such Guarantor did not receive fair consideration or reasonably equivalent value for issuing its guarantee; and
•was insolvent at the time of the guarantee;
•was rendered insolvent by reason of the guarantee;
•was engaged in a business or transaction for which its assets constituted unreasonably small capital to carry on its business; or
•intended to incur, or believed that it would incur, debt beyond its ability to pay such debt as it matured.

The measures of insolvency for purposes of determining whether a fraudulent conveyance occurred would vary depending upon the laws of the relevant jurisdiction and upon the valuation assumptions and methodology applied by the court. Generally, however, a company would be considered insolvent for purposes of the foregoing if:
•the sum of the company’s debts, including contingent, unliquidated and unmatured liabilities, is greater than all of such company’s property at a fair valuation; or
•the present fair saleable value of the company’s assets is less than the amount that will be required to pay the probable liability on its existing debts as they become absolute and matured.

The indentures governing our homebuilding senior notes contain a “savings clause,” which limits the liability of each Guarantor on its guarantee to the maximum amount that such Guarantor can incur without risk that its guarantee will be subject to avoidance as a fraudulent transfer. This provision may not be effective to protect such guarantees from fraudulent transfer challenges or, if it does, it may reduce such Guarantor’s obligation such that the remaining amount due and collectible under the guarantees would not suffice, if necessary, to pay the notes in full when due.

On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantors, after giving effect to the issuance of the guarantees when such guarantees were issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty claims and legal claims and insurance. Since September 30, 2019, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2019, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2020 and September 30, 2019, we had reserves for approximately 220 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2020, we established reserves for approximately 85 new construction defect claims and resolved 45 construction defect claims for a total cost of $18.3 million. At March 31, 2019 and September 30, 2018, we had reserves for approximately 160 and 155 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2019, we established reserves for approximately 50 new construction defect claims and resolved 45 construction defect claims for a total cost of $5.4 million.

SEASONALITY

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in our homebuilding, lot development and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year. Due to the impact of COVID-19, our homes closed, revenues and operating income in fiscal 2020 may not follow our historical seasonal patterns.

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the SEC, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•the effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our businesses;
•the cyclical nature of the homebuilding and lot development industries and changes in economic, real estate and other conditions;
•constriction of the credit and public capital markets, which could limit our ability to access capital and increase our costs of capital;
•reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;
•the risks associated with our land and lot inventory;
•our ability to effect our growth strategies, acquisitions or investments successfully;
•the impact of an inflationary, deflationary or higher interest rate environment;
•home warranty and construction defect claims;
•the effects of health and safety incidents;
•the effects of negative publicity;
•supply shortages and other risks of acquiring land, building materials and skilled labor;
•reductions in the availability of performance bonds;
•increases in the costs of owning a home;
•the effects of governmental regulations and environmental matters on our homebuilding and land development operations;
•the effects of governmental regulations on our financial services operations;
•our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;
•competitive conditions within the homebuilding, lot development and financial services industries;
•the effects of the loss of key personnel; and
•information technology failures and data security breaches.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2019, including the section entitled “Risk Factors,” as supplemented by Part II, Item 1A. in this quarterly report on Form 10-Q, which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2020 and 2019 was not significant, is recognized in current earnings. At March 31, 2020, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.3 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.6 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $792.1 million at March 31, 2020.

We occasionally enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At March 31, 2020, we had MBS totaling $383.4 million that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $4.9 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2020. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2020.

	Six Months Ending September 30, 2020	Fiscal Year Ending September 30,							Fair Value at March 31, 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$—	$435.8	$350.3	$700.4	$350.3	$500.4	$300.8	$2,638.0	$2,579.2
Average interest rate	—%	2.8%	4.5%	5.5%	8.6%	2.7%	5.3%	4.2%
Variable rate	$1,186.5	$—	$—	$—	$—	$500.0	$—	$1,686.5	$1,686.5
Average interest rate	2.6%	—%	—%	—%	—%	1.7%	—%	2.3%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2020 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously presented in our annual report on Form 10-K for the year ended September 30, 2019, we have expanded our discussion of risks related to public health issues by adding the following risk factor to address the current COVID-19 pandemic.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (COVID-19) emerged in the Wuhan region of China and has subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses and recommending people remain at home in all of the markets we serve. Although there can be no assurance decisions will not change in the future, in almost all of the municipalities across the U.S. where we operate, residential construction and financial services have been designated as essential businesses as part of critical infrastructure. We have continued our homebuilding, lot development and financial services operations in those markets where allowed and have implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long COVID-19 and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended March 31, 2020. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
January 1, 2020 - January 31, 2020	—	$—	—	$732.6
February 1, 2020 - February 29, 2020	2,221,240	$55.69	2,221,240	608.9
March 1, 2020 - March 31, 2020	1,778,760	$41.38	1,778,760	535.3
Total	4,000,000	$49.33	4,000,000	$535.3
_________________
(1) Shares purchased during the three months ended March 31, 2020 were part of a $1.0 billion common stock repurchase authorization approved by our Board of Directors effective July 30, 2019. The authorization has no expiration date. At March 31, 2020, there was $535.3 million remaining on the repurchase authorization.

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
4.1
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

10.1
Ninth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 21, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 21, 2020, filed with the SEC on February 26, 2020).

	22.1	*	List of Guarantor Subsidiaries.
	31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
	32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
	*		Filed or furnished herewith.
	**		Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	April 29, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 29, 2020	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)