Form 10-Q
period 2020-06-30
HORTON D R INC /DE/
filed 2020-07-30
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 22, 2020, there were 363,702,563 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,353.5	$1,494.3
Restricted cash	19.2	19.7
Total cash, cash equivalents and restricted cash	2,372.7	1,514.0
Inventories:
Construction in progress and finished homes	5,847.3	5,245.0
Residential land and lots — developed and under development	6,198.8	5,939.4
Land held for development	64.5	77.8
Land held for sale	28.1	19.8
Total inventory	12,138.7	11,282.0
Mortgage loans held for sale	1,502.6	1,072.0
Deferred income taxes, net of valuation allowance of $13.6 million and $18.7 million at June 30, 2020 and September 30, 2019, respectively	158.6	163.1
Property and equipment, net	631.9	499.2
Other assets	1,005.9	912.8
Goodwill	163.5	163.5
Total assets	$17,973.9	$15,606.6
LIABILITIES
Accounts payable	$761.2	$634.0
Accrued expenses and other liabilities	1,588.3	1,278.1
Notes payable	4,297.3	3,399.4
Total liabilities	6,646.8	5,311.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 394,374,575 shares issued and 363,633,208 shares outstanding at June 30, 2020 and 392,172,821 shares issued and 368,431,454 shares outstanding at September 30, 2019	3.9	3.9
Additional paid-in capital	3,214.2	3,179.1
Retained earnings	8,992.5	7,640.1
Treasury stock, 30,741,367 shares and 23,741,367 shares at June 30, 2020 and September 30, 2019, respectively, at cost	(1,162.6)	(802.2)
Stockholders’ equity	11,048.0	10,020.9
Noncontrolling interests	279.1	274.2
Total equity	11,327.1	10,295.1
Total liabilities and equity	$17,973.9	$15,606.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share data) (Unaudited)
Revenues	$5,390.0	$4,906.3	$13,910.8	$12,554.0
Cost of sales	4,084.7	3,831.6	10,619.7	9,839.4
Selling, general and administrative expense	527.5	480.0	1,450.1	1,327.0
Gain on sale of assets	—	(22.6)	(59.5)	(53.9)
Other (income) expense	(4.6)	(9.4)	(26.4)	(23.7)
Income before income taxes	782.4	626.7	1,926.9	1,465.2
Income tax expense	149.5	153.1	377.6	350.5
Net income	632.9	473.6	1,549.3	1,114.7
Net income (loss) attributable to noncontrolling interests	2.2	(1.2)	4.6	1.5
Net income attributable to D.R. Horton, Inc.	$630.7	$474.8	$1,544.7	$1,113.2

Basic net income per common share attributable to D.R. Horton, Inc.	$1.73	$1.28	$4.22	$2.98
Weighted average number of common shares	363.8	372.3	366.0	373.5

Diluted net income per common share attributable to D.R. Horton, Inc.	$1.72	$1.26	$4.17	$2.94
Adjusted weighted average number of common shares	367.7	376.9	370.4	378.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9
Net income	—	—	482.7	—	1.3	484.0
Exercise of stock options (310,032 shares)	—	6.2	—	—	—	6.2
Stock issued under employee benefit plans (954,588 shares)	—	2.6	—	—	—	2.6
Cash paid for shares withheld for taxes	—	(20.8)	—	—	—	(20.8)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(64.1)	—	—	(64.1)
Repurchases of common stock (4,000,000 shares)	—	—	—	(197.3)	—	(197.3)
Balances at March 31, 2020 (363,537,810 shares)	$3.9	$3,191.3	$8,425.4	$(1,162.6)	$276.8	$10,734.8
Net income	—	—	630.7	—	2.2	632.9
Exercise of stock options (93,491 shares)	—	2.1	—	—	—	2.1
Stock issued under employee benefit plans (1,907 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(63.6)	—	—	(63.6)
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at June 30, 2020 (363,633,208 shares)	$3.9	$3,214.2	$8,992.5	$(1,162.6)	$279.1	$11,327.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606	—	—	27.1	—	—	27.1
Net income (loss)	—	—	287.2	—	(0.5)	286.7
Exercise of stock options (806,817 shares)	—	8.6	—	—	—	8.6
Stock issued under employee benefit plans (273,608 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(4.1)	—	—	—	(4.1)
Stock-based compensation expense	—	18.1	—	—	—	18.1
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (4,100,000 shares)	—	—	—	(140.6)	—	(140.6)
Distributions to noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Balances at December 31, 2018 (373,242,060 shares)	$3.9	$3,107.6	$6,476.2	$(463.0)	$173.5	$9,298.2
Net income	—	—	351.3	—	3.1	354.4
Exercise of stock options (831,489 shares)	—	11.4	—	—	—	11.4
Stock issued under employee benefit plans (1,059,415 shares)	—	2.0	—	—	0.3	2.3
Cash paid for shares withheld for taxes	—	(15.4)	—	—	—	(15.4)
Stock-based compensation expense	—	17.8	—	—	—	17.8
Cash dividends declared ($0.15 per share)	—	—	(55.9)	—	—	(55.9)
Repurchases of common stock (2,000,000 shares)	—	—	—	(75.6)	—	(75.6)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at March 31, 2019 (373,132,964 shares)	$3.9	$3,123.4	$6,771.6	$(538.6)	$173.7	$9,534.0
Net income (loss)	—	—	474.8	—	(1.2)	473.6
Exercise of stock options (271,186 shares)	—	4.6	—	—	—	4.6
Stock issued under employee benefit plans (2,524 shares)	—	—	—	—	—	—
Stock-based compensation expense	—	18.0	—	—	—	18.0
Cash dividends declared ($0.15 per share)	—	—	(56.0)	—	—	(56.0)
Repurchases of common stock (3,658,462 shares)	—	—	—	(159.3)	—	(159.3)
Distributions to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Balances at June 30, 2019 (369,748,212 shares)	$3.9	$3,146.0	$7,190.4	$(697.9)	$172.3	$9,814.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2020	2019
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$1,549.3	$1,114.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.4	52.4
Amortization of discounts and fees	7.8	8.1
Stock-based compensation expense	59.2	53.9
Equity in earnings of unconsolidated entities	(0.6)	(0.5)
Distributions of earnings of unconsolidated entities	—	0.5
Deferred income taxes	1.0	11.7
Inventory and land option charges	17.8	41.0
Gain on sale of assets	(59.5)	(53.9)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(602.3)	(393.0)
Increase in residential land and lots – developed, under development, held for development and held for sale	(361.9)	(606.2)
Increase in other assets	(62.2)	(138.1)
Net increase in mortgage loans held for sale	(430.7)	(158.5)
Increase in accounts payable, accrued expenses and other liabilities	413.6	148.6
Net cash provided by operating activities	588.9	80.7
INVESTING ACTIVITIES
Expenditures for property and equipment	(66.8)	(105.3)
Proceeds from sale of assets	129.8	143.8
Expenditures related to rental properties	(153.6)	(56.3)
Return of investment in unconsolidated entities	2.4	4.4
Net principal increase of other mortgage loans and real estate owned	(3.7)	(2.0)
Payments related to business acquisitions	(8.5)	(310.9)
Net cash used in investing activities	(100.4)	(326.3)
FINANCING ACTIVITIES
Proceeds from notes payable	2,346.3	2,528.2
Repayment of notes payable	(1,679.5)	(2,536.1)
Advances on mortgage repurchase facility, net	284.0	158.8
Proceeds from stock associated with certain employee benefit plans	15.0	26.8
Cash paid for shares withheld for taxes	(38.2)	(19.5)
Cash dividends paid	(192.3)	(167.9)
Repurchases of common stock	(360.4)	(361.5)
Distributions to noncontrolling interests, net	(0.7)	(3.9)
Other financing activities	(4.0)	—
Net cash provided by (used in) financing activities	370.2	(375.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	858.7	(620.7)
Cash, cash equivalents and restricted cash at beginning of period	1,514.0	1,506.0
Cash, cash equivalents and restricted cash at end of period	$2,372.7	$885.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$2.8	$83.6
Stock issued under employee incentive plans	$84.4	$49.1
Accrued expenditures for property and equipment	$10.6	$18.9
Accrual for holdback payment related to acquisition	$1.9	$15.0
Repurchase of common stock not settled	$—	$14.0
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020 or subsequent periods.

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
June 30, 2020

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued, and does not expect it to have a material impact on its consolidated financial statements or related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 88 markets across 29 states. The Company’s operating segments are its 52 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

The Forestar segment is a residential lot development company with operations in 51 markets across 22 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

The Company’s financial services segment provides mortgage financing and title agency services to homebuyers in many of the Company’s homebuilding markets. The segment generates the substantial majority of its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. The Company sells substantially all of the mortgages it originates and the majority of the related servicing rights to third-party purchasers.

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and had four projects under active construction and one project that was substantially complete at June 30, 2020. DHI Communities sold two multi-family rental properties during the current fiscal year, one in November 2019 and another in February 2020, for a total of $128.5 million and recorded gains on sale totaling $59.4 million. At June 30, 2020 and September 30, 2019, the consolidated balance sheets included $224.8 million and $204.0 million, respectively, of assets owned by DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,896.8	$355.6	$75.1	$26.0	$—	$—	$2,353.5
Restricted cash	9.0	—	10.0	0.2	—	—	19.2
Inventories:
Construction in progress and finished homes	5,886.0	—	—	—	(38.7)	—	5,847.3
Residential land and lots — developed and under development	4,953.6	1,271.7	—	—	(28.0)	1.5	6,198.8
Land held for development	49.1	15.4	—	—	—	—	64.5
Land held for sale	28.1	—	—	—	—	—	28.1
	10,916.8	1,287.1	—	—	(66.7)	1.5	12,138.7
Mortgage loans held for sale	—	—	1,502.6	—	—	—	1,502.6
Deferred income taxes, net	154.6	—	—	—	10.0	(6.0)	158.6
Property and equipment, net	344.0	1.2	3.7	284.8	(1.8)	—	631.9
Other assets	880.7	41.5	128.9	50.3	(100.6)	5.1	1,005.9
Goodwill	134.3	—	—	—	—	29.2	163.5
	$14,336.2	$1,685.4	$1,720.3	$361.3	$(159.1)	$29.8	$17,973.9
Liabilities
Accounts payable	$720.7	$26.0	$0.1	$14.4	$—	$—	$761.2
Accrued expenses and other liabilities	1,423.1	171.9	103.7	8.7	(100.9)	(18.2)	1,588.3
Notes payable	2,490.3	640.6	1,172.9	—	(6.5)	—	4,297.3
	$4,634.1	$838.5	$1,276.7	$23.1	$(107.4)	$(18.2)	$6,646.8
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
June 30, 2020

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

	Three Months Ended June 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$5,207.6	$—	$—	$—	$—	$—	$5,207.6
Land/lot sales and other	14.5	177.9	—	8.9	(175.5)	—	25.8
Financial services	—	—	156.6	—	—	—	156.6
	5,222.1	177.9	156.6	8.9	(175.5)	—	5,390.0
Cost of sales
Home sales (5)	4,082.3	—	—	—	(16.8)	—	4,065.5
Land/lot sales and other	10.2	157.0	—	—	(152.7)	(0.3)	14.2
Inventory and land option charges	4.9	0.1	—	—	—	—	5.0
	4,097.4	157.1	—	—	(169.5)	(0.3)	4,084.7
Selling, general and administrative expense	415.1	11.2	93.9	7.1	—	0.2	527.5
Other (income) expense	(0.2)	(0.7)	(6.1)	2.4	—	—	(4.6)
Income (loss) before income taxes	$709.8	$10.3	$68.8	$(0.6)	$(6.0)	$0.1	$782.4
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

	Nine Months Ended June 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues:
Home sales	$13,434.2	$—	$—	$—	$—	$—	$13,434.2
Land/lot sales and other	49.7	584.3	—	27.2	(548.6)	—	112.6
Financial services	—	—	364.0	—	—	—	364.0
	13,483.9	584.3	364.0	27.2	(548.6)	—	13,910.8
Cost of sales:
Home sales (5)	10,569.2	—	—	—	(34.4)	—	10,534.8
Land/lot sales and other	34.9	509.8	—	—	(476.6)	(1.0)	67.1
Inventory and land option charges	17.3	0.5	—	—	—	—	17.8
	10,621.4	510.3	—	—	(511.0)	(1.0)	10,619.7
Selling, general and administrative expense	1,135.3	32.8	257.7	23.9	—	0.4	1,450.1
Gain on sale of assets	—	(0.1)	—	(59.4)	—	—	(59.5)
Other (income) expense	(9.7)	(4.8)	(17.7)	5.8	—	—	(26.4)
Income before income taxes	$1,736.9	$46.1	$124.0	$56.9	$(37.6)	$0.6	$1,926.9
Summary Cash Flow Information:
Depreciation and amortization	$49.8	$0.2	$1.2	$5.8	$—	$0.4	$57.4
Cash provided by (used in) operating activities	$1,157.0	$(205.7)	$(347.7)	$2.1	$(16.8)	$—	$588.9
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
June 30, 2020

	Three Months Ended June 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$4,734.6	$—	$—	$—	$—	$—	$4,734.6
Land/lot sales and other	27.5	88.2	—	9.6	(73.2)	—	52.1
Financial services	—	—	119.6	—	—	—	119.6
	4,762.1	88.2	119.6	9.6	(73.2)	—	4,906.3
Cost of sales
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
June 30, 2020

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

Homebuilding Inventories by Reporting Segment (1)	June 30, 2020	September 30, 2019
	(In millions)
East	$1,262.3	$1,288.8
Midwest	917.8	836.8
Southeast	2,805.1	2,768.0
South Central	2,903.2	2,533.2
Southwest	669.6	574.4
West	2,129.0	2,056.0
Corporate and unallocated (2)	229.8	228.4
	$10,916.8	$10,285.6
_________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
East	$736.3	$675.2	$1,836.5	$1,640.9
Midwest	373.3	303.3	964.6	800.5
Southeast	1,629.1	1,388.1	4,096.4	3,607.2
South Central	1,376.4	1,178.0	3,401.5	3,040.8
Southwest	216.1	240.6	626.8	557.5
West	890.9	976.9	2,558.1	2,528.1
	$5,222.1	$4,762.1	$13,483.9	$12,175.0
Inventory and Land Option Charges
East	$0.2	$0.6	$(0.1)	$2.3
Midwest	0.4	1.3	1.9	1.8
Southeast	2.0	5.1	6.3	8.6
South Central	1.9	3.0	6.3	4.9
Southwest	0.1	0.3	0.1	0.5
West	0.3	8.9	2.8	22.9
	$4.9	$19.2	$17.3	$41.0
Income before Income Taxes (1)
East	$106.9	$74.1	$240.1	$158.0
Midwest	34.1	18.7	76.4	38.8
Southeast	233.5	168.4	567.4	411.6
South Central	201.8	164.3	490.7	389.6
Southwest	29.7	33.5	95.0	69.8
West	103.8	102.8	267.3	248.8
	$709.8	$561.8	$1,736.9	$1,316.6
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2020, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $52.1 million and determined that no communities or land inventories were impaired. Accordingly, no impairment charges were recorded during the three months ended June 30, 2020 compared to $6.8 million of impairment charges recorded in the prior year period. During the nine months ended June 30, 2020 and 2019, impairment charges totaled $1.7 million and $18.6 million, respectively. Inventory impairments and the land option charges discussed below are included in cost of sales in the consolidated statements of operations.

As the Company manages its inventory investments across its operating markets to optimize returns and cash flows, it may modify its pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. During the latter part of March and into April, the impacts of the COVID-19 (C-19) pandemic and the related widespread reductions in economic activity began to adversely affect the Company’s business operations and the demand for its homes. Although demand for the Company’s homes was strong in May and June, there is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for the Company’s homes and availability of mortgage loans to homebuyers. The extent to which this impacts the Company’s operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on its customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If the housing market or economic conditions are adversely affected for a prolonged period due to C-19 or otherwise, the Company may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges which could be significant.

During the three and nine months ended June 30, 2020, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $5.0 million and $16.1 million, respectively, compared to $12.4 million and $22.4 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2020	September 30, 2019
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility	—	—
4.0% senior notes due 2020 (1)	—	499.6
2.55% senior notes due 2020 (1)	399.6	398.9
4.375% senior notes due 2022 (1)	349.1	348.8
4.75% senior notes due 2023 (1)	299.2	298.9
5.75% senior notes due 2023 (1)	398.6	398.4
2.5% senior notes due 2024 (1)	496.2	—
2.6% senior notes due 2025 (1)	494.8	—
Other secured notes (2)	46.3	103.0
	2,483.8	2,047.6
Forestar:
Unsecured:
Revolving credit facility	—	—
3.75% convertible senior notes due 2020 (3)	—	119.1
8.0% senior notes due 2024 (4)	344.8	343.8
5.0% senior notes due 2028 (4)	295.8	—
	640.6	462.9
Financial Services:
Mortgage repurchase facility	1,172.9	888.9
	$4,297.3	$3,399.4
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $11.7 million and $5.4 million at June 30, 2020 and September 30, 2019, respectively.
(2)Homebuilding other secured notes at June 30, 2020 excludes $6.5 million of earnest money notes payable due to Forestar. These intercompany notes are eliminated in consolidation.
(3)Forestar’s 3.75% convertible senior notes due March 2020 included an unamortized fair value adjustment of $2.4 million at September 30, 2019.
(4)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $9.4 million and $6.2 million at June 30, 2020 and September 30, 2019, respectively.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility were $1.06 billion each during the nine months ended June 30, 2020. At June 30, 2020, there were no borrowings outstanding and $127.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.46 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

In May 2020, the Company entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings under the facility for the period from its inception through June 30, 2020.

The Company’s homebuilding revolving credit facilities impose restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facilities and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In October 2019, the Company issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. In February 2020, the Company repaid $500 million principal amount of its 4.0% senior notes at maturity. In May 2020, the Company issued $500 million principal amount of 2.6% senior notes due October 15, 2025 with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.8%.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2020.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2020, there were no borrowings outstanding and $31.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $348.4 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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
June 30, 2020

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

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At June 30, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In May 2020, the mortgage repurchase facility was amended to increase its total capacity to $1.35 billion; however, the capacity increases without requiring additional commitments to $1.575 billion for approximately 30 days at the end of the third quarter of fiscal 2020 and first quarter of fiscal 2021 and for approximately 45 days at the end of fiscal 2020. The capacity of the facility can also be increased to $1.8 billion subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021.

As of June 30, 2020, $1.39 billion of mortgage loans held for sale with a collateral value of $1.36 billion were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at June 30, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2020 and fiscal 2019, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Capitalized interest, beginning of period	$200.5	$173.9	$180.1	$162.7
Interest incurred (1)	38.0	38.1	113.3	104.8
Interest charged to cost of sales	(32.8)	(34.3)	(87.7)	(89.8)
Capitalized interest, end of period	$205.7	$177.7	$205.7	$177.7
_______________
(1) Interest incurred included interest on the Company's mortgage repurchase facility of $4.3 million and $14.0 million in the three and nine months ended June 30, 2020, respectively, and $4.5 million and $10.8 million in the same periods of fiscal 2019. Also included in interest incurred is Forestar interest of $11.4 million and $29.8 million in the three and nine months ended June 30, 2020, respectively, and $7.9 million and $10.7 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at June 30, 2020 and September 30, 2019 are summarized below. These balances include properties related to the operations of DHI Communities, which develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities had four projects under active construction and one project that was substantially complete at June 30, 2020.

	June 30, 2020	September 30, 2019
	(In millions)
Buildings and improvements (1) (2)	$349.7	$329.4
Multi-family rental properties under construction	86.2	65.2
Single-family rental properties	118.9	37.0
Model home furniture	136.4	128.3
Office furniture and equipment	129.1	128.6
Land (1) (2)	100.3	71.6
Total property and equipment	$920.6	$760.1
Accumulated depreciation	(288.7)	(260.9)
Property and equipment, net	$631.9	$499.2
_____________
(1)At June 30, 2020, buildings and improvements included $63.5 million related to completed multi-family rental properties and $65.1 million related to the Company’s oil and gas related assets. Additionally, at June 30, 2020, land included $60.0 million related to the Company’s multi-family rental operations.
(2)At September 30, 2019, buildings and improvements included $50.7 million related to completed multi-family rental properties and $56.9 million related to the Company’s oil and gas related assets. Additionally, at September 30, 2019, land included $38.0 million related to the Company’s multi-family rental operations.

Depreciation expense was $17.1 million and $51.6 million during the three and nine months ended June 30, 2020, respectively, compared to $16.7 million and $48.4 million in the same periods of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At June 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.5 billion and an aggregate outstanding principal balance of $1.4 billion. At September 30, 2019, mortgage loans held for sale had an aggregate carrying value of $1.1 billion and an aggregate outstanding principal balance of $1.0 billion. During the nine months ended June 30, 2020 and 2019, mortgage loans originated totaled $8.4 billion and $6.0 billion, respectively, and mortgage loans sold totaled $8.0 billion and $5.8 billion, respectively. The Company had gains on sales of loans and servicing rights of $116.7 million and $263.7 million during the three and nine months ended June 30, 2020, respectively, compared to $85.4 million and $218.3 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2020 were sold to four major financial entities, of which one entity purchased 36%.

In response to C-19, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. The Company began retaining the servicing rights on some of its loan originations during the three months ended June 30, 2020. At June 30, 2020, the fair value of mortgage servicing rights was $10.0 million and is included in other assets in the consolidated balance sheet.

The Company also occasionally uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers in certain markets. At June 30, 2020, the Company had mortgage-backed securities (MBS) totaling $1.3 billion that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $11.7 million for the fair value of such MBS position.

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2020 was $149.5 million and $377.6 million, respectively, compared to $153.1 million and $350.5 million in the prior year periods. The effective tax rate was 19.1% and 19.6% for the three and nine months ended June 30, 2020, respectively, compared to 24.4% and 23.9% in the prior year periods. The effective tax rate for the three and nine months ended June 30, 2020 includes a tax benefit of $38.1 million and $77.6 million, respectively, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

The Company’s deferred tax assets, net of deferred tax liabilities, were $172.2 million at June 30, 2020 compared to $181.8 million at September 30, 2019. The Company has a valuation allowance of $13.6 million at June 30, 2020 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$630.7	$474.8	$1,544.7	$1,113.2
Denominator:
Denominator for basic earnings per share — weighted average common shares	363.8	372.3	366.0	373.5
Effect of dilutive securities:
Employee stock awards	3.9	4.6	4.4	4.7
Denominator for diluted earnings per share — adjusted weighted average common shares	367.7	376.9	370.4	378.2

Basic net income per common share attributable to D.R. Horton, Inc.	$1.73	$1.28	$4.22	$2.98
Diluted net income per common share attributable to D.R. Horton, Inc.	$1.72	$1.26	$4.17	$2.94

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

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During the nine months ended June 30, 2020, the Company repurchased 7.0 million shares of its common stock for $360.4 million, none of which were purchased in the three months ended June 30, 2020. The Company’s remaining authorization at June 30, 2020 was $535.3 million.

During each of the first three quarters of fiscal 2020, the Board of Directors approved and paid quarterly cash dividends of $0.175 per common share, the most recent of which was paid on May 21, 2020 to stockholders of record on May 11, 2020. In July 2020, the Board of Directors approved a quarterly cash dividend of $0.175 per common share, payable on August 24, 2020 to stockholders of record on August 12, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

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

In November 2019, a total of 360,000 performance-based RSU equity awards were granted to the Company’s executive officers. These awards vest at the end of a three-year performance period ending September 30, 2022. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $52.54 per unit. Compensation expense related to this grant was $2.5 million and $7.0 million in the three and nine months ended June 30, 2020, respectively, based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2020, a total of 1.7 million time-based RSUs were granted to approximately 960 recipients, including the Company’s executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $35.98 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $3.4 million and $7.5 million in the three and nine months ended June 30, 2020, respectively, of which $3.5 million related to expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s restricted stock units during the three and nine months ended June 30, 2020 was $20.4 million and $56.6 million, respectively, compared to $16.8 million and $51.1 million during the three and nine months ended June 30, 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Warranty liability, beginning of period	$262.7	$213.9	$247.3	$202.0
Warranties issued	29.4	25.8	75.1	64.7
Changes in liability for pre-existing warranties	5.7	9.4	14.0	20.9
Settlements made	(16.5)	(20.1)	(55.1)	(58.6)
Warranty liability, end of period	$281.3	$229.0	$281.3	$229.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $461.3 million and $434.7 million at June 30, 2020 and September 30, 2019, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both June 30, 2020 and September 30, 2019. Expenses related to the Company’s legal contingencies were $41.1 million and $19.9 million in the nine months ended June 30, 2020 and 2019, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2020 and 2019 were as follows:

	Nine Months Ended June 30,
	2020	2019
	(In millions)
Reserves for legal claims, beginning of period	$434.7	$408.1
Increase in reserves	57.1	45.5
Payments	(30.5)	(12.7)
Reserves for legal claims, end of period	$461.3	$440.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. The Company’s receivables related to its estimates of insurance recoveries from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $82.4 million, $75.1 million and $69.8 million at June 30, 2020, September 30, 2019 and June 30, 2019, respectively, and are included in other assets in the consolidated balance sheets.

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

At June 30, 2020, the Company’s homebuilding segment had total deposits of $561.9 million, consisting of cash deposits of $517.4 million and promissory notes of $44.5 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $8.5 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $97.9 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.0 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2020, representing $50.8 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $50.8 million remaining purchase price subject to specific performance provisions, $11.5 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2020, Forestar reimbursed the homebuilding segment $7.0 million and $23.2 million, respectively, for previously paid earnest money and $12.9 million and $26.2 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2019, Forestar reimbursed the homebuilding segment $10.8 million and $27.6 million, respectively, for previously paid earnest money and $4.7 million and $8.4 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At June 30, 2020, the Company had outstanding surety bonds of $1.7 billion and letters of credit of $159.4 million to secure performance under various contracts. Of the total letters of credit, $127.8 million were issued under the homebuilding revolving credit facility and $31.6 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2020 and September 30, 2019 were as follows:

	June 30, 2020	September 30, 2019
	(In millions)
Earnest money and refundable deposits	$560.1	$540.0
Insurance receivables	82.4	75.1
Other receivables	130.2	103.6
Prepaid assets	35.0	49.6
Interest rate lock commitments	28.9	19.2
Margin deposits	29.2	19.6
Multi-family rental property held for sale	—	28.9
Contract assets - insurance agency commissions	44.9	39.3
Lease right of use assets	35.5	—
Mortgage servicing rights	10.0	—
Other	49.7	37.5
	$1,005.9	$912.8

The Company’s accrued expenses and other liabilities at June 30, 2020 and September 30, 2019 were as follows:

	June 30, 2020	September 30, 2019
	(In millions)
Reserves for legal claims	$461.3	$434.7
Employee compensation and related liabilities	309.9	282.1
Warranty liability	281.3	247.3
Mortgage hedging instruments and loan commitments	36.6	—
Accrued interest	36.5	26.3
Federal and state income tax liabilities	168.3	33.4
Inventory related accruals	53.3	61.5
Customer deposits	74.0	57.7
Accrued property taxes	30.2	40.1
Lease liabilities	38.1	—
Other	98.8	95.0
	$1,588.3	$1,278.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019. Changes in the fair value of the Level 3 assets during the nine months ended June 30, 2020 and 2019 were not material.

		Fair Value at June 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,474.8	17.7	1,492.5
Mortgage servicing rights (b)	Other assets	—	—	10.0	10.0
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	28.9	—	28.9
Forward sales of mortgage-backed securities	Other liabilities	—	(33.0)	—	(33.0)
Best-efforts and mandatory commitments	Other liabilities	—	(0.7)	—	(0.7)

		Fair Value at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (a)	Mortgage loans held for sale	—	1,055.3	9.8	1,065.1
Derivatives not designated as hedging instruments (c):
Interest rate lock commitments	Other assets	—	19.2	—	19.2
Forward sales of mortgage-backed securities	Other liabilities	—	(4.1)	—	(4.1)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

___________________
(a)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at June 30, 2020 and September 30, 2019 include $17.7 million and $9.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(b)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 13%, 11% and 5%, respectively, for the three months ended June 30, 2020.
(c)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change for the three and nine months ended June 30, 2020 and 2019 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2020

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2020 and September 30, 2019:

		Fair Value at June 30, 2020		Fair Value at September 30, 2019
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (a) (b)	Inventories	$—	$—	$—	$4.5
Mortgage loans held for sale (a) (c)	Mortgage loans held for sale	—	4.2	—	2.7
Other mortgage loans (a) (d)	Other assets	—	2.8	—	1.8
___________________
(a)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.
(b)In performing its impairment analysis of communities, discount rates ranging from 16% to 18% were used in the periods presented.
(c)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(d)The fair values of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2020 and September 30, 2019:

	Carrying Value	Fair Value at June 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$2,353.5	$2,353.5	$—	$—	$2,353.5
Restricted cash (a)	19.2	19.2	—	—	19.2
Notes payable (b) (c)	4,297.3	—	3,253.4	1,219.2	4,472.6

	Carrying Value	Fair Value at September 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (a)	$1,494.3	$1,494.3	$—	$—	$1,494.3
Restricted cash (a)	19.7	19.7	—	—	19.7
Notes payable (b) (c)	3,399.4	—	2,533.9	991.9	3,525.8
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
June 30, 2020

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 88 markets across 29 states, primarily under the names of D.R. Horton, America’s Builder; Emerald Homes; Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $100,000 to more than $1,000,000, with an average closing price of $297,600 during the nine months ended June 30, 2020. Approximately 91% of our home sales revenue in the nine months ended June 30, 2020 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. At June 30, 2020, we owned 65% of Forestar’s outstanding common stock.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the majority of the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production shortly after origination. Our 100% owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuyers.

In addition to our homebuilding, Forestar and financial services operations, we have subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, develops, constructs and owns multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. At June 30, 2020 and September 30, 2019, our consolidated balance sheets included $224.8 million and $204.0 million, respectively, of assets owned by DHI Communities. The combined assets of all of our subsidiaries engaged in other business activities totaled $361.3 million and $317.9 million at June 30, 2020 and September 30, 2019, respectively.

OVERVIEW

Fiscal Year-to-Date Operating Results

During the nine months ended June 30, 2020, our number of homes closed and home sales revenues increased 10% and 11%, respectively, compared to the prior year period, and our consolidated revenues increased 11% to $13.9 billion compared to $12.6 billion in the prior year period. Our pre-tax income was $1.9 billion in the nine months ended June 30, 2020 compared to $1.5 billion in the prior year period, and our pre-tax operating margin was 13.9% compared to 11.7%. Net income was $1.5 billion in the nine months ended June 30, 2020 compared to $1.1 billion in the prior year period. The current nine month period results include a tax benefit of $77.6 million related to the retroactive reinstatement of the federal energy efficient homes tax credit.

Cash provided by our homebuilding operations was $1.2 billion in the nine months ended June 30, 2020 compared to $605.7 million in the prior year period. In the trailing twelve months ended June 30, 2020, our return on equity (ROE) was 19.9% compared to 17.3% in the prior year period, and our homebuilding return on inventory (ROI) was 21.6% compared to 18.1%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 66% of the lots owned and controlled at June 30, 2020 compared to 60% at September 30, 2019 and 61% at June 30, 2019. Our focus on increasing the controlled portion of our finished lot pipeline has benefited from our relationship with Forestar, our majority-owned lot development company.

COVID-19

During the latter part of March 2020, the impacts of the COVID-19 pandemic (C-19) and the related widespread reductions in economic activity across the United States began to adversely affect our business. However, residential construction and financial services are designated as essential businesses as part of critical infrastructure in almost all municipalities across the U.S. where we operate. We implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

During April 2020 when restrictive stay-at-home orders were in place for many markets across the United States, we experienced increases in sales cancellations and decreases in sales orders, and net sales orders for April were 1% lower than the same month in the prior year. However, as economic activity began to resume and restrictive orders began to be lifted, our weekly sales pace during May and June increased significantly, and our cancellation rate returned to normal levels. In both May and June, our net sales orders increased over 50% compared to the prior year periods. For the third quarter of fiscal 2020, our net sales orders increased by 38% compared to the prior year quarter.

We believe the increase in demand in May and June was fueled by increased buyer urgency due to lower interest rates on mortgage loans, the limited supply of homes at affordable price points across most of our markets and to some extent the lower levels of home sales from mid-March through early April, which caused some pent-up demand. We were and remain well-positioned for this increased demand with our affordable product offerings, lot supply and housing inventory, particularly completed homes and those close to completion.

However, even with the resurgence of demand in May and June, we remain cautious as to the impact C-19 may have on our operations and on the overall economy in the future. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which this impacts our operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through these changing economic conditions. We plan to continue to generate strong cash flows from our homebuilding operations and manage our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate uncertain economic conditions and make opportunistic strategic investments. We have made operational adjustments as a result of the COVID-19 pandemic; however, our strategy remains consistent and includes the following initiatives:
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
•Managing our inventory of homes under construction relative to demand in each of our markets to adjust to the impact of C-19, while continuing to start construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.
•Monitoring our land acquisition and development investments to adjust to the impact of C-19, while still investing in desirable markets and controlling the level of land and lots we own in each market relative to the local new home demand.
•Continuing to seek opportunities to expand the portion of our land and finished lots controlled through purchase contracts and assist Forestar with its operations, while adjusting the timing of our lot purchases under contract, where necessary, to adjust to the impact of C-19.
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

We believe our operating strategy, which has produced positive results in recent years, will allow us to successfully operate through an uncertain economic environment to maintain and improve our financial and competitive position and balance sheet strength. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2020, as compared to the same period of 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 10% to $5.2 billion compared to $4.8 billion.
•Homes closed increased 10% to 17,642 homes, and the average closing price of those homes was $295,200.
•Net sales orders increased 38% to 21,519 homes, and the value of net sales orders increased 35% to $6.3 billion.
•Sales order backlog increased 41% to 23,205 homes, and the value of sales order backlog increased 41% to $7.0 billion.
•Home sales gross margin was 21.6% compared to 20.3%.
•Homebuilding SG&A expense was 7.9% of homebuilding revenues compared to 8.1%.
•Homebuilding pre-tax income was $709.8 million compared to $561.8 million.
•Homebuilding pre-tax income was 13.6% of homebuilding revenues compared to 11.8%.
•Homebuilding cash and cash equivalents totaled $1.9 billion compared to $1.0 billion and $577.9 million at September 30, 2019 and June 30, 2019, respectively.
•Homebuilding inventories totaled $10.9 billion compared to $10.3 billion and $10.7 billion at September 30, 2019 and June 30, 2019, respectively.
•Homes in inventory totaled 32,800 compared to 27,700 and 29,200 at September 30, 2019 and June 30, 2019, respectively.
•Owned lots totaled 115,200 compared to 121,400 and 118,500 at September 30, 2019 and June 30, 2019, respectively. Lots controlled through purchase contracts increased to 220,300 from 185,900 and 184,500 at September 30, 2019 and June 30, 2019, respectively.
•Homebuilding debt was $2.5 billion compared to $2.0 billion and $2.2 billion at September 30, 2019 and June 30, 2019, respectively.
•Homebuilding debt to total capital was 18.4% compared to 17.0% and 18.5% at September 30, 2019 and June 30, 2019, respectively.

Forestar:
•Forestar’s revenues increased 102% to $177.9 million compared to $88.2 million. Revenues in the current and prior year quarters included $175.5 million and $73.2 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 75% to 2,023 compared to 1,158. Lots sold to D.R. Horton totaled 1,991 compared to 995.
•Forestar’s pre-tax income was $10.3 million compared to $8.4 million.
•Forestar’s pre-tax income was 5.8% of Forestar revenues compared to 9.5%.
•Forestar’s cash and cash equivalents totaled $355.6 million compared to $382.8 million and $223.0 million at September 30, 2019 and June 30, 2019, respectively.
•Forestar’s inventories totaled $1.3 billion compared to $1.0 billion at both September 30, 2019 and June 30, 2019.
•Owned and controlled lots totaled 50,700 compared to 38,300 and 37,400 at September 30, 2019 and June 30, 2019, respectively. Of these lots, 29,600 were under contract to sell to or subject to a right of first offer with D.R. Horton, compared to 23,400 and 24,100 at September 30, 2019 and June 30, 2019, respectively.
•Forestar’s debt was $640.6 million compared to $460.5 million and $458.9 million at September 30, 2019 and June 30, 2019, respectively.
•Forestar’s debt to total capital was 43.1% compared to 36.3% and 39.8% at September 30, 2019 and June 30, 2019, respectively.

Financial Services:
•Financial services revenues increased 31% to $156.6 million compared to $119.6 million.
•Financial services pre-tax income was $68.8 million compared to $48.1 million.
•Financial services pre-tax income was 43.9% of financial services revenues compared to 40.2%.

Consolidated Results:
•Consolidated pre-tax income increased 25% to $782.4 million compared to $626.7 million.
•Consolidated pre-tax income was 14.5% of consolidated revenues compared to 12.8%.
•Income tax expense was $149.5 million compared to $153.1 million, and our effective tax rate was 19.1% compared to 24.4%.
•Net income attributable to D.R. Horton increased 33% to $630.7 million compared to $474.8 million.
•Diluted net income per common share attributable to D.R. Horton increased 37% to $1.72 compared to $1.26.
•Stockholders’ equity was $11.0 billion compared to $10.0 billion and $9.6 billion at September 30, 2019 and June 30, 2019, respectively.
•Book value per common share increased to $30.38 compared to $27.20 and $26.08 at September 30, 2019 and June 30, 2019, respectively.
•Debt to total capital was 28.0% compared to 25.3% at September 30, 2019 and 26.4% at June 30, 2019.

Key financial results for the nine months ended June 30, 2020, as compared to the same period of 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 11% to $13.5 billion compared to $12.2 billion.
•Homes closed increased 10% to 45,140 homes, and the average closing price of those homes was $297,600.
•Net sales orders increased 26% to 54,732 homes, and the value of net sales orders increased 27% to $16.3 billion.
•Home sales gross margin was 21.3% compared to 19.9%.
•Homebuilding SG&A expense was 8.4% of homebuilding revenues compared to 8.8%.
•Homebuilding pre-tax income was $1.7 billion compared to $1.3 billion.
•Homebuilding pre-tax income was 12.9% of homebuilding revenues compared to 10.8%.
•Net cash provided by homebuilding operations was $1.2 billion compared to $605.7 million.

Forestar:
•Forestar’s revenues increased 204% to $584.3 million compared to $192.0 million. Revenues in the current and prior year periods included $548.6 million and $141.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 188% to 6,396 compared to 2,224. Lots sold to D.R. Horton totaled 6,287 compared to 1,903.
•Forestar’s pre-tax income was $46.1 million compared to $29.6 million.
•Forestar’s pre-tax income was 7.9% of Forestar revenues compared to 15.4%.

Financial Services:
•Financial services revenues increased 19% to $364.0 million compared to $306.4 million.
•Financial services pre-tax income was $124.0 million compared to $105.6 million.
•Financial services pre-tax income was 34.1% of financial services revenues compared to 34.5%.

Consolidated Results:
•Consolidated pre-tax income increased 32% to $1.9 billion compared to $1.5 billion.
•Consolidated pre-tax income was 13.9% of consolidated revenues compared to 11.7%.
•Income tax expense was $377.6 million compared to $350.5 million, and our effective tax rate was 19.6% compared to 23.9%.
•Net income attributable to D.R. Horton increased 39% to $1.5 billion compared to $1.1 billion.
•Diluted net income per common share attributable to D.R. Horton increased 42% to $4.17 compared to $2.94.
•Net cash provided by operations was $588.9 million compared to $80.7 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
New Jersey	Northern New Jersey	Florida	Fort Myers/Naples
	Southern New Jersey		Gainesville
North Carolina	Asheville		Jacksonville
	Charlotte		Lakeland
	Greensboro/Winston-Salem		Melbourne/Vero Beach
	Raleigh/Durham		Miami/Fort Lauderdale
	Wilmington		Ocala
Pennsylvania	Philadelphia		Orlando
South Carolina	Charleston		Pensacola/Panama City
	Columbia		Port St. Lucie
	Greenville/Spartanburg		Tampa/Sarasota
	Hilton Head		Volusia County
	Myrtle Beach		West Palm Beach
Virginia	Northern Virginia	Georgia	Atlanta
	Southern Virginia		Augusta
		Mississippi	Gulf Coast
	Midwest Region	Tennessee	Chattanooga
Colorado	Denver		Knoxville
	Fort Collins		Memphis
Illinois	Chicago		Nashville
Indiana	Fort Wayne
	Indianapolis		West Region
Iowa	Des Moines	California	Bakersfield
Minnesota	Minneapolis/St. Paul		Bay Area
Ohio	Cincinnati		Fresno
	Columbus		Los Angeles County
Modesto/Merced
	South Central Region		Riverside County
Louisiana	Baton Rouge		Sacramento
	Lake Charles/Lafayette		San Bernardino County
Oklahoma	Oklahoma City		San Diego County
Texas	Austin	Hawaii	Maui
	Bryan/College Station		Oahu
	Dallas	Nevada	Las Vegas
	Fort Worth		Reno
	Houston	Oregon	Bend
	Killeen/Temple/Waco		Portland/Salem
	Midland/Odessa	Utah	Salt Lake City
	New Braunfels/San Marcos	Washington	Seattle/Tacoma/Everett/Olympia
	San Antonio		Spokane
Vancouver
Southwest Region
Arizona	Phoenix
Tucson
New Mexico	Albuquerque

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2020 and 2019.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,803	2,073	35%	$837.8	$606.0	38%	$298,900	$292,300	2%
Midwest	1,374	881	56%	483.8	298.1	62%	352,100	338,400	4%
Southeast	6,991	5,105	37%	1,920.0	1,379.5	39%	274,600	270,200	2%
South Central	6,644	4,475	48%	1,693.5	1,139.7	49%	254,900	254,700	—%
Southwest	1,017	799	27%	285.4	217.6	31%	280,600	272,300	3%
West	2,690	2,255	19%	1,116.8	1,066.2	5%	415,200	472,800	(12)%
	21,519	15,588	38%	$6,337.3	$4,707.1	35%	$294,500	$302,000	(2)%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	7,393	6,069	22%	$2,188.3	$1,744.0	25%	$296,000	$287,400	3%
Midwest	3,514	2,449	43%	1,245.5	856.3	45%	354,400	349,700	1%
Southeast	17,381	14,326	21%	4,746.7	3,831.2	24%	273,100	267,400	2%
South Central	16,558	12,649	31%	4,226.7	3,198.7	32%	255,300	252,900	1%
Southwest	2,626	2,126	24%	752.8	558.7	35%	286,700	262,800	9%
West	7,260	5,816	25%	3,147.9	2,685.4	17%	433,600	461,700	(6)%
	54,732	43,435	26%	$16,307.9	$12,874.3	27%	$298,000	$296,400	1%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2020	2019	2020	2019	2020	2019
East	841	565	$239.7	$156.4	23%	21%
Midwest	311	216	98.8	70.3	18%	20%
Southeast	2,005	1,446	556.3	382.3	22%	22%
South Central	1,970	1,204	507.4	304.5	23%	21%
Southwest	276	216	77.4	55.9	21%	21%
West	565	331	243.6	155.0	17%	13%
	5,968	3,978	$1,723.2	$1,124.4	22%	20%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2020	2019	2020	2019	2020	2019
East	1,931	1,637	$551.3	$459.3	21%	21%
Midwest	696	485	225.7	163.6	17%	17%
Southeast	4,871	4,043	1,340.0	1,076.6	22%	22%
South Central	4,336	3,494	1,114.8	875.6	21%	22%
Southwest	660	736	187.8	184.9	20%	26%
West	1,251	965	552.3	450.2	15%	14%
	13,745	11,360	$3,971.9	$3,210.2	20%	21%
 ___________________________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 38% and 26% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, with increases in all of our regions. The value of net sales orders increased 35% to $6.3 billion (21,519 homes) and 27% to $16.3 billion (54,732 homes) for the three and nine months ended June 30, 2020, respectively, compared to $4.7 billion (15,588 homes) and $12.9 billion (43,435 homes) in the prior year periods. The average selling price of net sales orders during the three and nine months ended June 30, 2020 was $294,500 and $298,000, respectively, down 2% and up 1% from the prior year periods.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach) in the East; the Denver, Chicago and Indiana markets (quarter) and the Denver, Iowa and Indiana markets (nine month period) in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Dallas and Fort Worth markets in the South Central; the Phoenix market in the Southwest; and the Portland and California markets in the West.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 22% and 20% in the three and nine months ended June 30, 2020, respectively, compared to 20% and 21% in the prior year periods.

During the month of April 2020 when restrictive stay at home orders were in place for many of our markets, we experienced increases in sales cancellations and decreases in sales orders, and our net sales orders for the month were 1% lower than the same period a year ago. However, as some economic activity began to resume and restrictive orders began to be lifted, our weekly sales pace during May and June increased significantly, and our cancellation rate returned to normal levels.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	3,028	2,267	34%	$929.3	$675.5	38%	$306,900	$298,000	3%
Midwest	1,834	1,253	46%	646.6	414.0	56%	352,600	330,400	7%
Southeast	6,675	5,056	32%	1,873.7	1,409.6	33%	280,700	278,800	1%
South Central	7,380	5,086	45%	1,920.0	1,313.4	46%	260,200	258,200	1%
Southwest	1,348	957	41%	384.8	264.8	45%	285,500	276,700	3%
West	2,940	1,888	56%	1,259.4	893.0	41%	428,400	473,000	(9)%
	23,205	16,507	41%	$7,013.8	$4,970.3	41%	$302,300	$301,100	—%
Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,500	2,356	6%	$735.2	$674.7	9%	$294,100	$286,400	3%
Midwest	1,053	856	23%	372.7	301.8	23%	353,900	352,600	—%
Southeast	5,921	5,181	14%	1,627.8	1,384.3	18%	274,900	267,200	3%
South Central	5,397	4,635	16%	1,375.6	1,177.8	17%	254,900	254,100	—%
Southwest	750	855	(12)%	213.8	228.7	(7)%	285,100	267,500	7%
West	2,021	2,088	(3)%	882.5	967.3	(9)%	436,700	463,300	(6)%
	17,642	15,971	10%	$5,207.6	$4,734.6	10%	$295,200	$296,400	—%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	6,281	5,705	10%	$1,835.1	$1,638.6	12%	$292,200	$287,200	2%
Midwest	2,743	2,228	23%	963.6	793.0	22%	351,300	355,900	(1)%
Southeast	14,983	13,491	11%	4,092.5	3,593.9	14%	273,100	266,400	3%
South Central	13,344	12,055	11%	3,390.8	3,037.0	12%	254,100	251,900	1%
Southwest	2,093	2,097	—%	609.5	545.6	12%	291,200	260,200	12%
West	5,696	5,375	6%	2,542.7	2,517.7	1%	446,400	468,400	(5)%
	45,140	40,951	10%	$13,434.2	$12,125.8	11%	$297,600	$296,100	1%

Home Sales Revenue

Revenues from home sales increased 10% to $5.2 billion (17,642 homes closed) for the three months ended June 30, 2020 from $4.7 billion (15,971 homes closed) in the prior year period. Revenues from home sales increased 11% to $13.4 billion (45,140 homes closed) for the nine months ended June 30, 2020 from $12.1 billion (40,951 homes closed) in the prior year period. Home sales revenues increased in most of our regions primarily due to an increase in the number of homes closed.

The number of homes closed increased 10% in both the three and nine months ended June 30, 2020 compared to the prior year periods. The markets contributing most to the increases in closing volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach) in the East; the Denver and Iowa markets (quarter) and the Indiana and Iowa markets (nine month period) in the Midwest; the Florida markets in the Southeast; the Dallas and San Antonio markets (quarter) and the Houston and Dallas markets (nine month period) in the South Central; and the California markets (nine month period) in the West. The markets contributing most to the decreases in closing volumes in the Southwest during both periods and in the West during the quarter were Phoenix and Seattle, respectively.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Gross profit – home sales	21.6%	20.3%	21.3%	19.9%
Gross profit – land/lot sales and other	29.7%	15.6%	29.8%	23.6%
Inventory and land option charges	(0.1)%	(0.4)%	(0.1)%	(0.3)%
Gross profit – total homebuilding	21.5%	19.9%	21.2%	19.5%
Selling, general and administrative expense	7.9%	8.1%	8.4%	8.8%
Other (income) expense	—%	(0.1)%	(0.1)%	(0.1)%
Homebuilding pre-tax income	13.6%	11.8%	12.9%	10.8%

Home Sales Gross Profit

Gross profit from home sales increased to $1.1 billion in the three months ended June 30, 2020 from $961.6 million in the prior year period and increased 130 basis points to 21.6% as a percentage of home sales revenues. The percentage increase resulted from improvements of 120 basis points due to a decrease in the average cost of our homes closed while the average selling price remained flat, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by a 10 basis point decrease due to increased warranty and construction defect costs.

Gross profit from home sales increased to $2.9 billion in the nine months ended June 30, 2020 from $2.4 billion in the prior year period and increased 140 basis points to 21.3% as a percentage of home sales revenues. The percentage increase resulted from improvements of 130 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by a 10 basis point decrease due to increased warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities during this uncertain environment to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If a prolonged economic recession and a resulting decline in new home demand occur due to C-19, we would expect our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $14.5 million and $49.7 million in the three and nine months ended June 30, 2020, respectively, and $27.5 million and $49.2 million in the comparable periods of fiscal 2019. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2020, our homebuilding operations had $28.1 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of June 30, 2020, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $52.1 million and determined that no communities or land inventories were impaired. Accordingly, no impairment charges were recorded during the three months ended June 30, 2020 compared to $6.8 million of impairment charges in the prior year period. During the nine months ended June 30, 2020 and 2019, impairment charges totaled $1.7 million and $18.6 million, respectively.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period due to C-19 or otherwise, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges which could be significant.

During the three and nine months ended June 30, 2020, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $4.9 million and $15.6 million, respectively, compared to $12.4 million and $22.4 million in the same periods of fiscal 2019.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 7% to $415.1 million and 6% to $1.14 billion in the three and nine months ended June 30, 2020, respectively, from $387.4 million and $1.07 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 7.9% and 8.4% in the three and nine months ended June 30, 2020, respectively, compared to 8.1% and 8.8% in the prior year periods.

Employee compensation and related costs represented 77% and 75% of SG&A costs in the three and nine months ended June 30, 2020, respectively, compared to 73% and 72% in the prior year periods. These costs increased 13% to $320.3 million and 10% to $848.0 million in the three and nine months ended June 30, 2020, respectively. Our homebuilding operations employed 7,077 and 6,962 employees at June 30, 2020 and 2019, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 13% to $22.3 million and 17% to $69.5 million in the three and nine months ended June 30, 2020, respectively, from $25.7 million and $83.3 million in the prior year periods. The decreases were due to lower average interest rates on our homebuilding debt, as well as decreases of 1% and 8%, respectively, in our average homebuilding debt during the periods. Interest charged to cost of sales was 0.8% of total cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2020 compared to 0.9% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $0.2 million and $9.7 million in the three and nine months ended June 30, 2020, respectively, compared to $2.5 million and $6.1 million in the prior year periods. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$736.3	$106.9	14.5%	$675.2	$74.1	11.0%
Midwest	373.3	34.1	9.1%	303.3	18.7	6.2%
Southeast	1,629.1	233.5	14.3%	1,388.1	168.4	12.1%
South Central	1,376.4	201.8	14.7%	1,178.0	164.3	13.9%
Southwest	216.1	29.7	13.7%	240.6	33.5	13.9%
West	890.9	103.8	11.7%	976.9	102.8	10.5%
	$5,222.1	$709.8	13.6%	$4,762.1	$561.8	11.8%

	Nine Months Ended June 30,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,836.5	$240.1	13.1%	$1,640.9	$158.0	9.6%
Midwest	964.6	76.4	7.9%	800.5	38.8	4.8%
Southeast	4,096.4	567.4	13.9%	3,607.2	411.6	11.4%
South Central	3,401.5	490.7	14.4%	3,040.8	389.6	12.8%
Southwest	626.8	95.0	15.2%	557.5	69.8	12.5%
West	2,558.1	267.3	10.4%	2,528.1	248.8	9.8%
	$13,483.9	$1,736.9	12.9%	$12,175.0	$1,316.6	10.8%
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

East Region — Homebuilding revenues increased 9% and 12% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Myrtle Beach, Charlotte and New Jersey markets. The region generated pre-tax income of $106.9 million and $240.1 million in the three and nine months ended June 30, 2020, respectively, compared to $74.1 million and $158.0 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 320 and 290 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, due to increases in the average selling price of homes closed and a decrease in the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 40 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 23% and 20% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to an increase in the number of homes closed in our Denver market in both periods and our Indianapolis market in the nine month period. The region generated pre-tax income of $34.1 million and $76.4 million in the three and nine months ended June 30, 2020, respectively, compared to $18.7 million and $38.8 million in the prior year periods. Home sales gross profit percentage increased by 170 and 250 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, largely due to decreases in purchase accounting adjustments related to the fiscal 2019 acquisitions of Westport Homes and Classic Builders. As a percentage of homebuilding revenues, SG&A expenses decreased by 200 and 70 basis points in the three and nine months ended June 30, 2020, respectively, primarily due to the increase in homebuilding revenues. The decrease in the nine month period was less than the three month period primarily due to increased employee compensation in the first quarter of fiscal 2020.

Southeast Region — Homebuilding revenues increased 17% and 14% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in most of our markets. The region generated pre-tax income of $233.5 million and $567.4 million in the three and nine months ended June 30, 2020, respectively, compared to $168.4 million and $411.6 million in the prior year periods. Home sales gross profit percentage increased by 170 and 200 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 and 30 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 17% and 12% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Dallas, San Antonio and Louisiana markets. The region generated pre-tax income of $201.8 million and $490.7 million in the three and nine months ended June 30, 2020, respectively, compared to $164.3 million and $389.6 million in the prior year periods. Home sales gross profit percentage increased by 30 and 130 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed while the average cost of those homes was flat in the three month period and decreased slightly in the nine month period. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 40 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 10% and increased 12% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The decrease in the three month period was primarily due to a decrease in the number of homes closed in our Phoenix market. The increase in the nine month period was primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $29.7 million and $95.0 million in the three and nine months ended June 30, 2020, respectively, compared to $33.5 million and $69.8 million in the prior year periods. Home sales gross profit percentage increased by 60 and 190 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost. As a percentage of homebuilding revenues, SG&A expenses increased by 130 basis points and decreased by 40 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the change in homebuilding revenues.

West Region — Homebuilding revenues decreased 9% and increased 1% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The decrease in three month period was due to decreases in the average selling price of homes closed in many markets, as well as decreases in the number of homes closed in most markets, particularly Seattle. The region generated pre-tax income of $103.8 million and $267.3 million in the three and nine months ended June 30, 2020, respectively, compared to $102.8 million and $248.8 million in the prior year periods. Home sales gross profit percentage increased by 50 basis points and decreased by 70 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. The increase in the three month period was primarily due to the average selling price decreasing by less than the average cost of the homes closed. The decrease in the nine month period was primarily due to the average selling price decreasing by more than the average cost of the homes closed. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points and decreased by 40 basis points in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods, primarily due to the change in homebuilding revenues.

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

Our homebuilding segment’s inventories at June 30, 2020 and September 30, 2019 are summarized as follows:

	As of June 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$749.5	$502.6	$5.4	$4.8	$1,262.3
Midwest	480.8	432.8	3.5	0.7	917.8
Southeast	1,546.6	1,224.9	32.1	1.5	2,805.1
South Central	1,514.2	1,388.7	0.3	—	2,903.2
Southwest	241.6	426.0	1.6	0.4	669.6
West	1,229.3	873.8	5.6	20.3	2,129.0
Corporate and unallocated (1)	124.0	104.8	0.6	0.4	229.8
	$5,886.0	$4,953.6	$49.1	$28.1	$10,916.8

	As of September 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$697.1	$581.2	$10.5	$—	$1,288.8
Midwest	473.9	361.1	1.8	—	836.8
Southeast	1,434.7	1,299.9	31.8	1.6	2,768.0
South Central	1,215.4	1,317.5	0.3	—	2,533.2
Southwest	221.8	335.6	1.6	15.4	574.4
West	1,089.0	950.6	13.9	2.5	2,056.0
Corporate and unallocated (1)	117.1	110.2	0.8	0.3	228.4
	$5,249.0	$4,956.1	$60.7	$19.8	$10,285.6
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at June 30, 2020 and September 30, 2019 are summarized as follows:

	As of June 30, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	8,800	41,900	50,700	4,300
Midwest	8,500	15,700	24,200	2,300
Southeast	29,600	86,300	115,900	9,700
South Central	43,100	51,900	95,000	10,600
Southwest	7,400	5,700	13,100	1,600
West	17,800	18,800	36,600	4,300
	115,200	220,300	335,500	32,800
	34%	66%	100%

	As of September 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	30,500	41,500	3,900
Midwest	8,300	10,900	19,200	2,200
Southeast	34,800	73,300	108,100	8,900
South Central	41,600	51,400	93,000	7,900
Southwest	6,700	5,800	12,500	1,300
West	19,000	14,000	33,000	3,500
	121,400	185,900	307,300	27,700
	40%	60%	100%
___________________

(1)Land/lots owned include approximately 36,500 and 36,100 owned lots that are fully developed and ready for home construction at June 30, 2020 and September 30, 2019, respectively. Land/lots owned also include land held for development representing 1,700 lots at both June 30, 2020 and September 30, 2019.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2020 and September 30, 2019 was $8.5 billion and $7.2 billion, respectively, secured by earnest money deposits of $561.9 million and $515.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2020 and September 30, 2019 included $1.0 billion and $953.8 million, respectively, related to lot purchase contracts with Forestar, secured by $97.9 million and $88.7 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2020 include approximately 29,600 lots owned or controlled by Forestar, 14,100 of which our homebuilding divisions have under contract to purchase and 15,500 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 12,500 lots were in our Southeast region, 5,700 lots were in our South Central region, 4,700 lots were in our West region, 2,900 lots were in our East region, 2,500 lots were in our Southwest region, and 1,300 lots were in our Midwest region. Lots controlled at September 30, 2019 included approximately 23,400 lots owned or controlled by Forestar, 12,800 of which our homebuilding divisions had under contract to purchase and 10,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 12,700 and 16,000 of our homes in inventory were unsold at June 30, 2020 and September 30, 2019, respectively. At June 30, 2020, approximately 2,900 of our unsold homes were completed, of which approximately 400 homes had been completed for more than six months. At September 30, 2019, approximately 5,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 model homes at both June 30, 2020 and September 30, 2019.

RESULTS OF OPERATIONS – FORESTAR

In October 2017, we acquired 75% of the outstanding shares of Forestar, and as of June 30, 2020 we owned 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 51 markets across 22 states as of June 30, 2020. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2020 and 2019 were as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Residential land and lot sales	$177.8	$87.6	$581.4	$171.6
Commercial tract sales	—	—	2.5	18.5
Other	0.1	0.6	0.4	1.9
Total revenues	$177.9	$88.2	$584.3	$192.0
Cost of sales	157.1	75.3	510.3	149.6
Selling, general and administrative expense	11.2	7.9	32.8	19.8
Gain on sale of assets	—	(1.5)	(0.1)	(2.4)
Other (income) expense	(0.7)	(1.9)	(4.8)	(4.6)
Income before income taxes	$10.3	$8.4	$46.1	$29.6

At June 30, 2020, Forestar owned directly or controlled through land and lot purchase contracts approximately 50,700 residential lots, of which approximately 6,000 are fully developed. Approximately 29,600 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 200 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and nine months ended June 30, 2020 and 2019, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	($ in millions)
Total residential single-family lots sold	2,023	1,158	6,396	2,224
Residential single-family lots sold to D.R. Horton	1,991	995	6,287	1,903
Residential lot sales revenues from sales to D.R. Horton	$162.1	$73.2	$528.0	$141.8
Residential tract acres sold to D.R. Horton	30	—	66	—
Residential land sales revenues from sales to D.R. Horton	$13.4	$—	$20.6	$—

SG&A expense for the three and nine months ended June 30, 2020 includes charges of $1.2 million and $3.8 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.5 million and $1.6 million, respectively, in the same periods of fiscal 2019.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,487	9,235	35%	30,628	22,997	33%
Number of homes closed by D.R. Horton	17,642	15,971	10%	45,140	40,951	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	71%	58%		68%	56%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,511	9,264	35%	30,745	23,061	33%
Total number of loans originated or brokered by DHI Mortgage	12,920	9,451	37%	31,672	23,511	35%
Captive business percentage	97%	98%		97%	98%
Loans sold by DHI Mortgage to third parties	12,661	8,901	42%	30,180	22,897	32%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In millions)
Loan origination fees	$0.8	$3.5	(77)%	$2.2	$10.2	(78)%
Sale of servicing rights and gains from sale of mortgage loans	116.7	85.4	37%	263.7	218.3	21%
Other revenues	10.2	6.6	55%	23.8	16.3	46%
Total mortgage operations revenues	127.7	95.5	34%	289.7	244.8	18%
Title policy premiums	28.9	24.1	20%	74.3	61.6	21%
Total revenues	156.6	119.6	31%	364.0	306.4	19%
General and administrative expense	93.9	76.4	23%	257.7	213.4	21%
Other (income) expense	(6.1)	(4.9)	24%	(17.7)	(12.6)	40%
Financial services pre-tax income	$68.8	$48.1	43%	$124.0	$105.6	17%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
General and administrative expense	60.0%	63.9%	70.8%	69.6%
Other (income) expense	(3.9)%	(4.1)%	(4.9)%	(4.1)%
Financial services pre-tax income	43.9%	40.2%	34.1%	34.5%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2020, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 35% and 33%, respectively, due to increases in the percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing, as well as increases in the number of homes closed by our homebuilding operations of 10% in both periods. The percentages of homes closed for which DHI Mortgage handled the homebuyers’ financing were 71% and 68% in the three and nine months ended June 30, 2020, respectively, compared to 58% and 56% in the prior year periods. Increases in these percentages were primarily due to the Company’s program to offer below market interest rates to D.R. Horton homebuyers, expanded coverage in certain markets and increased efficiencies resulting from technology advances.

Homes closed by our homebuilding operations constituted 97% of DHI Mortgage loan originations in the three and nine months ended June 30, 2020 compared to 98% in the prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 42% and 32% in the three and nine months ended June 30, 2020, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2020 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). Approximately 93% of the mortgage loans sold by DHI Mortgage during the nine months ended June 30, 2020 were sold to four major financial entities, of which one entity purchased 36%. Due to the disruption in the secondary mortgage markets beginning in late March 2020 caused by C-19 and the uncertainty of the impact of the CARES Act, many financial entities began offering lower pricing and limiting their purchases of our mortgages and servicing rights. We began retaining the servicing rights on some of our loan originations during the three months ended June 30, 2020. Continued uncertainty could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations to adapt to changes in market conditions.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 34% to $127.7 million and 18% to $289.7 million in the three and nine months ended June 30, 2020, respectively, from $95.5 million and $244.8 million in the prior year periods, while the number of loan originations increased 37% and 35% over those same periods. Revenues increased at a lower rate than origination volume due to lower pricing and resulting net gains on loan originations due to disruption in the secondary mortgage market caused by C-19 and the uncertainty of the impact of the CARES Act, which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. The significant decline in servicing values resulted in lower net gains on loan originations during the current year periods compared to the prior year periods even as loan originations increased 37%.

General and administrative (G&A) expense related to our financial services operations increased 23% to $93.9 million and 21% to $257.7 million in the three and nine months ended June 30, 2020, respectively, from $76.4 million and $213.4 million in the prior year periods. The increases were primarily due to increases in employee related costs to support a higher volume of transactions. Our financial services operations employed 1,979 and 1,938 employees at June 30, 2020 and 2019, respectively.

As a percentage of financial services revenues, G&A expense was 60.0% and 70.8% in the three and nine months ended June 30, 2020, respectively, compared to 63.9% and 69.6% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

RESULTS OF OPERATIONS - OTHER BUSINESSES

The combined pre-tax loss of all of our subsidiaries engaged in other business activities was $0.6 million in the three months ended June 30, 2020 and the combined pre-tax income was $56.9 million in the nine months ended June 30, 2020, compared to pre-tax income of $24.1 million and $52.6 million, respectively, in the prior year periods. Income generated by our other businesses can vary significantly based on the timing of sales of multi-family rental properties of which there were none during the current quarter.

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family products, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized occupancy rate, the property is typically marketed for sale. We had four projects under active construction and one project that was substantially complete at June 30, 2020. DHI Communities sold two multi-family rental properties during the current fiscal year, one in November 2019 and another in February 2020, for a total of $128.5 million and recorded gains on sale totaling $59.4 million.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2020 was $782.4 million and $1.9 billion, respectively, compared to $626.7 million and $1.5 billion in the prior year periods. The increases were primarily due to increases in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2020 was $149.5 million and $377.6 million, respectively, compared to $153.1 million and $350.5 million in the prior year periods. Our effective tax rate was 19.1% and 19.6% for the three and nine months ended June 30, 2020, respectively, compared to 24.4% and 23.9% in the prior year periods. The effective tax rate for the three and nine months ended June 30, 2020 includes a tax benefit of $38.1 million and $77.6 million, respectively, from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rates for all periods include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

Our deferred tax assets, net of deferred tax liabilities, were $172.2 million at June 30, 2020 compared to $181.8 million at September 30, 2019. We have a valuation allowance of $13.6 million at June 30, 2020 and $18.7 million at September 30, 2019 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to the recent sudden, significant changes in economic conditions and the housing market across the United States. Currently, we are managing our homes under construction and land acquisition and land development activities to adjust to the impact of the C-19 pandemic on our business across our markets.

At June 30, 2020, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 28.0% compared to 25.3% at September 30, 2019 and 26.4% at June 30, 2019. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 18.4% compared to 17.0% at September 30, 2019 and 18.5% at June 30, 2019. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2020. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $394.3 million remains available. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. However, due to the current economic uncertainties related to C-19, we may be limited in accessing the capital markets or obtaining additional bank financing or the cost of accessing this financing could become more expensive for funding our longer-term capital needs.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2020, cash and cash equivalents of our homebuilding segment totaled $1.9 billion.

Bank Credit Facilities — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility were $1.06 billion each during the nine months ended June 30, 2020. At June 30, 2020, there were no borrowings outstanding and $127.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.46 billion.

In May 2020, we entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings under the facility for the period from its inception through June 30, 2020.

Our homebuilding revolving credit facilities impose restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities impose restrictions on the creation of secured debt and liens. At June 30, 2020, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facilities.

Public Unsecured Debt — We have $2.45 billion principal amount of homebuilding senior notes outstanding as of June 30, 2020 that mature from December 2020 through October 2025. In October 2019, we issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. In February 2020, we repaid $500 million principal amount of our 4.0% senior notes at maturity. In May 2020, we issued $500 million principal amount of 2.6% senior notes due October 15, 2025 with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.8%. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2020, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — We repurchased 7.0 million shares of our common stock for $360.4 million during the nine months ended June 30, 2020, none of which were purchased in the three months ended June 30, 2020.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At June 30, 2020, the full amount of the debt repurchase authorization was remaining and $535.3 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At June 30, 2020, Forestar had cash and cash equivalents of $355.6 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2020, there were no borrowings outstanding and $31.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $348.4 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At June 30, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2020, cash and cash equivalents of our financial services operations totaled $75.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In May 2020, the mortgage repurchase facility was amended to increase its total capacity to $1.35 billion; however, the capacity increases without requiring additional commitments to $1.575 billion for approximately 30 days at the end of the third quarter of fiscal 2020 and first quarter of fiscal 2021 and for approximately 45 days at the end of fiscal 2020. The capacity of the facility can also be increased to $1.8 billion subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021.

As of June 30, 2020, $1.39 billion of mortgage loans held for sale with a collateral value of $1.36 billion were pledged under the mortgage repurchase facility. DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at June 30, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2020, net cash provided by operating activities was $588.9 million compared to $80.7 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $1.2 billion of cash provided by our homebuilding segment, partially offset by $347.7 million and $205.7 million of cash used in our financial services and Forestar segments, respectively.

Cash used to increase construction in progress and finished home inventory was $602.3 million in the current year period compared to $393.0 million in the prior year period. In both periods, the expenditures were made to support increased sales and closing volumes. Cash used to increase residential land and lots in the current year period was $361.9 million compared to $606.2 million in the prior year period. Of these amounts, $259.8 million and $531.5 million, respectively, related to Forestar. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the nine months ended June 30, 2020, net cash used in investing activities was $100.4 million compared to $326.3 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental properties totaling $153.6 million and purchases of property and equipment totaling $66.8 million, partially offset by proceeds from the sale of assets primarily consisting of $128.5 million related to the sale of two multi-family rental properties. In the prior year period, the most significant uses of cash were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes. Proceeds from the sale of assets in the prior year period included $133.4 million related to the sale of two multi-family rental properties.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2020, net cash provided by financing activities was $370.2 million, consisting primarily of note proceeds of $1.06 billion from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, our issuance of $500 million principal amount of 2.6% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $284.0 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $1.06 billion, repayment of $500 million principal amount of our 4.0% senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase 7.0 million shares of our common stock for $360.4 million and payment of cash dividends totaling $192.3 million.

During the nine months ended June 30, 2019, net cash used in financing activities was $375.1 million, consisting primarily of repayment of amounts drawn on our homebuilding and Forestar revolving credit facilities totaling $2.0 billion, repayment of $500 million principal amount of our 3.75% homebuilding senior notes at maturity, cash used to repurchase 9.4 million shares of our common stock for $361.5 million and payment of cash dividends totaling $167.9 million. These uses of cash were partially offset by note proceeds of $2.2 billion from draws on our homebuilding and Forestar revolving credit facilities, Forestar’s issuance of $350 million principal amount of 8.0% senior notes and net advances of $158.8 million on our mortgage repurchase facility.

During each of the first three quarters of fiscal 2020, our Board of Directors approved and paid quarterly cash dividends of $0.175 per common share, the most recent of which was paid on May 21, 2020 to stockholders of record on May 11, 2020. In July 2020, our Board of Directors approved a quarterly cash dividend of $0.175 per common share, payable on August 24, 2020 to stockholders of record on August 12, 2020. Cash dividends of $0.15 per common share were approved and paid in each quarter of fiscal 2019. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At June 30, 2020, we had outstanding letters of credit of $159.4 million and surety bonds of $1.7 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at June 30, 2020, there were a limited number of contracts, representing $50.8 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $11.5 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2020, D.R. Horton, Inc. had outstanding $2.45 billion principal amount of homebuilding senior notes due through October 2025 and no amounts outstanding on its homebuilding revolving credit facilities.

All of the homebuilding senior notes and the homebuilding revolving credit facilities are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantors or Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by D.R. Horton, Inc. Our subsidiaries associated with the Forestar lot development operation, financial services operations, multi-family residential construction and certain other subsidiaries do not guarantee the homebuilding senior notes or the homebuilding revolving credit facilities (collectively, Non-Guarantor Subsidiaries). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt. The guarantees will be structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries of the Guarantors.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2020	September 30, 2019
	(In millions)
Assets
Cash	$1,842.4	$992.9
Inventories	10,792.7	10,056.8
Amount due from Non-Guarantor Subsidiaries	487.5	473.2
Total assets	14,571.0	12,874.1
Liabilities & Stockholders’ Equity
Notes payable	$2,490.3	$1,970.1
Total liabilities	4,568.8	3,657.5
Stockholders’ equity	10,002.2	9,216.6

Summarized Statement of Operations Data	Nine Months Ended June 30, 2020	Fiscal Year Ended September 30, 2019
	(In millions)
Revenues	$13,489.2	$17,023.0
Cost of sales	10,626.9	13,651.8
Selling, general and administrative expense	1,129.9	1,476.2
Income before income taxes	1,739.4	1,903.5
Net income	1,403.2	1,447.1

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2019, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2020 and September 30, 2019, we had reserves for approximately 240 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2020, we established reserves for approximately 120 new construction defect claims and resolved 60 construction defect claims for a total cost of $20.6 million. At June 30, 2019 and September 30, 2018, we had reserves for approximately 180 and 155 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2019, we established reserves for approximately 80 new construction defect claims and resolved 55 construction defect claims for a total cost of $6.9 million.

SEASONALITY

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in our working capital requirements in our homebuilding, lot development and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year. Due to the impact of C-19, our homes closed, revenues and operating income in fiscal 2020 may not follow our historical seasonal patterns.

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the SEC, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•the effects of public health issues such as a major epidemic or pandemic, including the impact of C-19 on the economy and our businesses;
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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2019, which is filed with the SEC, including the section entitled “Risk Factors,” as supplemented by Part II, Item 1A. in this quarterly report on Form 10-Q.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2020 and 2019 was not significant, is recognized in current earnings. At June 30, 2020, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.8 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.8 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.1 billion at June 30, 2020.

We occasionally enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At June 30, 2020, we had MBS totaling $1.3 billion that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $11.7 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2020. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2020.

	Three Months Ending September 30, 2020	Fiscal Year Ending September 30,							Fair Value at June 30, 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$—	$444.1	$350.3	$700.4	$350.3	$500.4	$800.8	$3,146.3	$3,299.7
Average interest rate	—%	2.9%	4.5%	5.5%	8.6%	2.7%	3.8%	4.5%
Variable rate	$1,172.9	$—	$—	$—	$—	$—	$—	$1,172.9	$1,172.9
Average interest rate	2.4%	—%	—%	—%	—%	—%	—%	2.4%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2020 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

In addition to the risk factors previously identified in our annual report on Form 10-K for the fiscal year ended September 30, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, we have updated the following risk factor related to public health issues.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, a novel coronavirus (C-19) emerged in the Wuhan region of China and subsequently spread worldwide. The World Health Organization declared C-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses for a period of time. In almost all of the municipalities across the U.S. where we operate, residential construction and financial services have been deemed essential businesses as part of critical infrastructure, and we have continued our homebuilding, lot development and financial services operations in those markets where allowed. We implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence and consumer confidence. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which C-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If C-19 has a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted.

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
4.1
Second Supplemental Indenture, dated as of May 5, 2020, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.600% Senior Notes Due 2025 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 5, 2020, filed with the SEC on May 5, 2020).

10.1
Tenth Amendment to Second Amended and Restated Master Repurchase Agreement, dated May 15, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2020, filed with the SEC on May 21, 2020).

10.2
364-Day Credit Agreement, dated May 28, 2020, among the Company, the guarantors party thereto, Mizuho Bank, Ltd., as administrative agent, joint book runner, arranger, and a lender, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2020, filed with the SEC on June 1, 2020).

	22.1		List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on April 29, 2020).
	31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
	32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
	*		Filed or furnished herewith.
	**		Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	July 30, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 30, 2020	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)