Form 10-K
period 2020-09-30
HORTON D R INC /DE/
filed 2020-11-20
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11.5 billion based on the closing price as reported on the New York Stock Exchange.
As of November 12, 2020, there were 364,390,995 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2020 ANNUAL REPORT ON FORM 10-K

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

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $150,000 to more than $1,000,000. For the year ended September 30, 2020, we closed 65,388 homes with an average closing price of $299,100.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business, generating 97% of our consolidated revenues of $20.3 billion, $17.6 billion and $16.1 billion in fiscal 2020, 2019 and 2018, respectively. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 91% of our home sales revenue in fiscal 2020 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. At September 30, 2020, we owned 65% of Forestar’s outstanding common stock.

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

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” section of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” section of our website under “Corporate Governance.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Homebuilding Markets

Our homebuilding business operates in 88 markets across 29 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Midwest Region
Delaware	Central Delaware	Colorado	Denver
	Northern Delaware		Fort Collins
Georgia	Savannah	Illinois	Chicago
Maryland	Baltimore	Indiana	Fort Wayne
	Suburban Washington, D.C.		Indianapolis
New Jersey	Northern New Jersey	Iowa	Des Moines
	Southern New Jersey	Minnesota	Minneapolis/St. Paul
North Carolina	Asheville	Ohio	Cincinnati
	Charlotte		Columbus
Greensboro/Winston-Salem
	Raleigh/Durham		South Central Region
	Wilmington	Louisiana	Baton Rouge
Pennsylvania	Central Pennsylvania		Lake Charles/Lafayette
	Philadelphia	Oklahoma	Oklahoma City
South Carolina	Charleston	Texas	Austin
	Columbia		Bryan/College Station
	Greenville/Spartanburg		Dallas
	Hilton Head		Fort Worth
	Myrtle Beach		Houston
Virginia	Northern Virginia		Killeen/Temple/Waco
	Southern Virginia		Midland/Odessa
New Braunfels/San Marcos
	Southeast Region		San Antonio
Alabama	Birmingham
	Huntsville		Southwest Region
	Mobile/Baldwin County	Arizona	Phoenix
	Montgomery		Tucson
	Tuscaloosa	New Mexico	Albuquerque
Florida	Fort Myers/Naples
	Gainesville		West Region
	Jacksonville	California	Bakersfield
	Lakeland		Bay Area
	Melbourne/Vero Beach		Fresno
	Miami/Fort Lauderdale		Los Angeles County
	Ocala		Modesto/Merced
	Orlando		Riverside County
	Pensacola/Panama City		Sacramento
	Port St. Lucie		San Bernardino County
	Tampa/Sarasota		San Diego County
	Volusia County	Hawaii	Oahu
	West Palm Beach	Nevada	Las Vegas
Georgia	Atlanta		Reno
	Augusta	Oregon	Bend
Mississippi	Gulf Coast		Portland/Salem
Tennessee	Chattanooga	Utah	Salt Lake City
	Knoxville	Washington	Seattle/Tacoma/Everett/Olympia
	Memphis		Spokane
	Nashville		Vancouver

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:
•Economic conditions;
•Employment levels and job growth;
•Income level of potential homebuyers;
•Local housing affordability and typical mortgage products utilized;
•Market for homes at our targeted price points;
•Availability of land and lots in desirable locations on acceptable terms;
•Land entitlement and development processes;
•Availability of qualified subcontractors;
•New and secondary home sales activity;
•Competition;
•Prevailing housing products, features, cost and pricing; and
•Performance capabilities of our local management team.

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2020 as measured by number of homes closed, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
•Greater access to and lower cost of capital, due to our balance sheet strength and our lending and capital markets relationships;
•Volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and
•Enhanced leverage of our general and administrative activities, which allows us flexibility to adjust to changes in market conditions and compete effectively across our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2020, we had 53 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices.

Operating Division Responsibilities

Each operating division is responsible for:
•Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements; and
— Financial analysis of the potential project;
•Negotiating lot purchase, land acquisition and related contracts;
•Obtaining all necessary land development and home construction approvals;
•Selecting land development subcontractors and ensuring their work meets our contracted scopes;
•Selecting building and architectural plans;
•Selecting home construction subcontractors and ensuring their work meets our contracted scopes;
•Planning and managing home construction schedules;
•Determining the pricing for each house plan and options in a given community;
•Developing and implementing local marketing and sales plans;
•Coordinating all interactions with customers and real estate brokers during the sales, construction and home closing processes; and
•Ensuring the quality and timeliness of post-closing service and warranty repairs provided to customers.

Centralized Controls

We centralize many important risk elements of our homebuilding business through our regional and corporate offices. We have five separate homebuilding regional offices. Generally, each regional office consists of a region president, a chief financial officer, legal counsel and other operational and office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of a number of homebuilding operating divisions, including:
•Review and approval of division business plans and budgets;
•Review and approval of all land and lot acquisition contracts;
•Review of all business and financial analysis for potential land and lot inventory investments;
•Oversight of land and home inventory levels;
•Monitoring division financial and operating performance; and
•Review of major personnel decisions and division incentive compensation plans.

Our corporate executives and corporate office departments are responsible for establishing our operational policies and internal control standards and for monitoring compliance with established policies and controls throughout our operations. The corporate office also has primary responsibility for direct management of certain key risk elements and initiatives through the following centralized functions:

•Financing;
•Cash management;
•Allocation of capital;
•Issuance and monitoring of inventory investment guidelines;
•Approval and funding of land and lot acquisitions;
•Monitoring and analysis of profitability, returns, costs and inventory levels;
•Risk and litigation management;
•Environmental assessments of land and lot acquisitions;
•Technology systems to support management of operations, marketing and financial information;
•Accounting and management reporting;
•Income taxes;
•Internal audit;
•Public reporting and investor and media relations;
•Administration of payroll and employee benefits;
•Negotiation of national purchasing contracts;
•Administration, reporting and monitoring of customer satisfaction surveys and resolutions of issues; and
•Approval of major personnel decisions and management incentive compensation plans.

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

We also enter into land/lot contracts, in which we obtain the right, but generally not the obligation, to buy land or lots at predetermined prices on a defined schedule commensurate with anticipated home closings or planned development. These contracts generally are non-recourse, which limits our financial exposure to our earnest money deposited into escrow under the terms of the contract and any pre-acquisition due diligence costs we incur. This enables us to control land and lot positions with limited capital investment, which substantially reduces the risks associated with land ownership.

We directly acquire almost all of our land and lot positions. We are a party to a small number of joint ventures. Joint ventures are consolidated if we have a controlling interest, or accounted for under the equity method of accounting if we have a significant influence, but not control.

We attempt to mitigate our exposure to real estate inventory risks by:
•Controlling our level of inventory investment and managing our supply of land/lots owned and controlled under purchase contracts to match the expected housing demand in each of our operating markets;
•Monitoring local market and demographic trends, housing preferences and related economic developments, including the identification of desirable housing submarkets based on the quality of local schools, new job opportunities, local growth initiatives and personal income trends;
•Utilizing land/lot purchase contracts and seeking to acquire developed lots which are substantially ready for home construction, where possible; and
•Monitoring and managing the number of speculative homes (homes under construction without an executed sales contract) built in each subdivision.

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

Marketing and Sales

We primarily use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing primarily on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. Our Freedom Homes brand offers homes at affordable price points to active adult buyers seeking a low-maintenance lifestyle. The percentage of home closings and home sales revenue contributed by each brand during fiscal 2020 was as follows:

	Percentage of Home Closings	Percentage of Home Sales Revenue
D.R. Horton	63%	66%
Emerald	2%	3%
Express	32%	28%
Freedom	3%	3%
Total	100%	100%

We also use names of acquired companies for a period of time after the acquisition. We currently utilize the Pacific Ridge Homes brand in our Seattle, Washington market; the Lexington Homes brand in our Spokane, Washington market; and the Terramor Homes brand in our Raleigh, North Carolina market. The product offerings in all of these markets are similar to, and included with, our D.R. Horton branded communities shown above.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2020, the value of our backlog of sales orders was $8.2 billion (26,683 homes), an increase of 98% from $4.1 billion (13,613 homes) at September 30, 2019. The average sales price of homes in backlog was $306,800 at September 30, 2020, up slightly from the $304,100 average at September 30, 2019. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 20% in fiscal 2020 compared to 21% in fiscal 2019.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from one to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2020 are scheduled to close in fiscal 2021.

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

Single-Family Rental Properties

During fiscal 2020, several of our homebuilding divisions began constructing and leasing homes as single-family rental properties. After these rental properties are constructed and achieve a stabilized level of leased occupancy, the properties in each community are expected to be marketed in bulk for sale. At September 30, 2020, our homebuilding fixed assets included $87.2 million of assets related to our single-family rental platform representing approximately 740 single-family rental homes and finished lots, including approximately 440 completed homes. There were no bulk sales of single-family rental properties in fiscal 2020.

Forestar Residential Lot Development Operations

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar. Forestar is a residential lot development company with operations in 49 markets across 21 states as of September 30, 2020. We owned approximately 65% of Forestar’s outstanding common stock at September 30, 2020. Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. Forestar’s strategy is focused on making investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder of Forestar, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home buying experience for our buyers. During the year ended September 30, 2020, DHI Mortgage provided mortgage financing services for approximately 68% of our total homes closed, and approximately 97% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans, the majority of which are eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). DHI Mortgage sells substantially all of the loans and the majority of the related servicing rights to third-party purchasers shortly after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to our homebuilding customers.

Insurance Agency

Through our insurance agency subsidiary, we collect insurance commissions on homeowner policies placed with third party carriers.

Multi-Family Rental Properties

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized level of leased occupancy, the property is typically marketed for sale. DHI Communities had five projects under active construction and one project that was substantially complete at September 30, 2020. These six projects represent 1,730 multi-family units, including 1,430 units under active construction and 300 completed units. During fiscal 2020 and 2019, DHI Communities sold multi-family rental properties for a total of $128.5 million and $133.4 million, respectively, and recorded gains on sale totaling $59.4 million and $51.9 million. At September 30, 2020 and 2019, our consolidated balance sheets included $246.2 million and $204.0 million, respectively, of assets related to DHI Communities.

Human Capital Resources

As of September 30, 2020, we employ 9,716 people, of whom 6,818 work in our homebuilding operations, 2,163 in our financial services segment, 463 at our corporate office, 143 for our Forestar subsidiary and 129 in our other businesses. Of our homebuilding employees, 2,666 are involved in construction, 1,996 are sales and marketing personnel and 2,156 are office personnel.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note K.

Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team and homebuilding region presidents is 27 years and the average tenure of our homebuilding division presidents and city managers is greater than 10 years.

We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our management teams are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

During fiscal 2020, despite the COVID-19 pandemic (C-19), we increased the number of employees in all of our operating segments and kept all of our employee compensation and benefit plans intact. We have implemented safety protocols to protect our employees and our homebuyers during the pandemic. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely. Our experienced teams of people adapted to the changes in our work environment and have managed our business successfully during this challenging time.

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

Governmental Regulations and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and home design, construction and sales processes in varying degrees across our markets. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the U.S. Department of Veteran Affairs (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

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

Risks Related to our Business and our Industry

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, C-19 emerged in the Wuhan region of China and subsequently spread worldwide. The World Health Organization declared C-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions, requiring closure of non-essential businesses for a period of time. In almost all of the municipalities across the U.S. where we operate, residential construction and financial services have been deemed essential businesses as part of critical infrastructure, and we have continued our homebuilding, lot development and financial services operations in those markets where allowed. We implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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

The homebuilding and lot development industries are cyclical and are significantly affected by changes in general and local economic and real estate conditions, such as:
•employment levels;
•consumer confidence and spending;
•housing demand;
•availability of financing for homebuyers;
•interest rates;
•availability and prices of new homes for sale and alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties; and
•demographic trends.

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

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or civil unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

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

Our homebuilding operations utilize a $1.59 billion 5-year senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. Our 5-year homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. The maturity date of the 5-year facility is October 2, 2024. We also have a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the 364-day facility is May 27, 2021. Forestar and its subsidiaries, our financial services subsidiaries, and certain of our other subsidiaries are not guarantors under our homebuilding revolving credit facilities or our homebuilding senior notes.

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is October 2, 2022. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by us or our other subsidiaries.

Our mortgage subsidiary utilizes a $1.35 billion mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility increased, without requiring additional commitments, to $1.575 billion for approximately 45 days around September 30, 2020 and increases again for approximately 30 days around December 31, 2020. The capacity can also be increased to $1.8 billion subject to the availability of additional commitments. The mortgage repurchase facility must be renewed annually and currently expires on February 19, 2021. We expect to renew and extend the term of the mortgage repurchase facility with similar terms prior to its maturity. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At September 30, 2020, $394.3 million remained available, and $100 million of this availability is reserved for sales under Forestar’s at-the-market equity offering program established in August 2020. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $400 million aggregate principal amount of our homebuilding senior notes in fiscal 2021. Adverse changes in economic, homebuilding or capital market conditions due to C-19 or otherwise could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2020, approximately 66% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae and 28% were sold to two other major financial entities. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

The FHA insures mortgage loans that generally have lower credit requirements and is an important source for financing the sale of our homes. Changes, restrictions or significant premium increases in FHA programs in the future may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

Some of our customers may qualify for 100% financing through programs offered by the VA and the USDA and certain other housing finance agencies. These programs are subject to changes in regulations, lending standards and government funding levels. There can be no assurances that these programs or other programs will continue to be available in our homebuilding markets or that they will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

Mortgage rates are currently low compared to most historical periods; however, market conditions could change causing mortgage rates to rise in the future. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential homebuyers who can obtain mortgage financing and could result in a decline in the demand for our homes.

In the latter part of fiscal 2020, due to reduced liquidity in the secondary market related to remedies provided in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to borrowers of residential loans, we began retaining mortgage servicing rights on some of our originations. As servicer for these loans, we may have to advance payments to the mortgage-backed securities (MBS) bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying mortgage-backed securities.

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

In October 2017, we acquired 75% of the outstanding shares of Forestar and at September 30, 2020, we owned 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 49 markets across 21 states as of September 30, 2020. Forestar’s strategy is focused on making significant investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. Our homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies, and we provide Forestar certain administrative, compliance, operational and procurement services through a shared services agreement. As the controlling shareholder of Forestar, we strongly influence the strategic direction and operations of Forestar.

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

The homebuilding and lot development industries have from time to time experienced significant difficulties that can affect the cost or timing of construction, including:
•difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;
•shortages of qualified subcontractors;
•reliance on local subcontractors, manufacturers, distributors and land developers who may be inadequately capitalized;
•shortages of materials; and
•significant increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

In addition, tariffs, duties and/or trade restrictions imposed or increased on imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, may raise our costs for these items or for the products made with them. These factors may cause construction delays or cause us to incur more costs building our homes. If the level of new home demand increases significantly in future periods, the risk of shortages and cost increases in residential lots, labor and materials available to the homebuilding industry will likely increase.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2020, we had $1.8 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage loan interest and state and local income and property taxes, have historically been deductible expenses for an individual’s federal income taxes, subject to various limitations. The Tax Cuts and Jobs Act, which became effective January 1, 2018, established new limits on these federal tax deductions that could reduce the actual or perceived affordability of homeownership. These or any further changes in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership, could adversely affect demand for and sales prices of new homes, especially in areas with relatively high housing prices or high taxes.

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

Government restrictions, standards, or regulations intended to reduce greenhouse gas emissions or potential climate change impacts are likely to result in restrictions on land development in certain areas and may increase energy, transportation, or raw material costs, which could reduce our profit margins and adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations.

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

Our financial services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the CFPB, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies. Additional future regulations or changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

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

Risks Related to our Indebtedness

We have significant amounts of debt and may incur additional debt, which could affect our financial health and our ability to raise additional capital to fund our operations or potential acquisitions.

As of September 30, 2020, our consolidated debt was $4.3 billion, which consisted of $2.5 billion related to our homebuilding segment, $1.1 billion related to our financial services segment and $641.1 million related to our Forestar segment. We had $1.6 billion principal amount of our debt maturing before the end of fiscal 2021, including $400 million principal amount of homebuilding senior notes and $1.1 billion outstanding under the mortgage repurchase facility. The indentures governing our homebuilding senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreements governing our homebuilding revolving credit facilities allow us to incur a substantial amount of future unsecured debt. Also, the indentures governing our homebuilding senior notes and the agreements governing our homebuilding revolving credit facilities impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facilities to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries.

The amount and the maturities of our debt and the debt of our subsidiaries could have important consequences. For example, possible consequences for our homebuilding, financial services and Forestar operations each with respect to their individual debt obligations, could:
•require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes;
•limit the flexibility to adjust to changes in business or economic conditions; and
•limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.

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

In addition, the agreements governing certain of our and our subsidiaries’ debt instruments contain the following financial covenants:

Homebuilding revolving credit facilities. Our homebuilding revolving credit facilities contain financial covenants requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity.

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

Change of control purchase options under our homebuilding senior notes and change of control default under our homebuilding revolving credit facilities. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indentures governing our homebuilding senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our homebuilding revolving credit facilities) would constitute an event of default under our homebuilding revolving credit facilities, which could result in the acceleration of the repayment of any borrowings outstanding under the facilities, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of more than $50 million outstanding under our homebuilding revolving credit facilities were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indentures governing our homebuilding senior notes, entitling the trustee for the notes or holders of at least 25% in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indentures for our homebuilding senior notes, repayment of the borrowings under our homebuilding revolving credit facilities were required, or if the senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Change of control purchase option under Forestar’s notes and change of control default under the Forestar revolving credit facility. Upon the occurrence of a change of control triggering event (as defined in the indentures governing Forestar’s notes), Forestar will be required to offer to repurchase Forestar’s notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. A change of control (as defined in the Forestar revolving credit facility) with respect to Forestar would constitute an event of default under the Forestar revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of the Forestar revolving credit facility and/or other indebtedness of Forestar and its restricted subsidiaries together having an aggregate principal amount outstanding of $40 million or more is accelerated, an event of default would result under the indentures governing the Forestar notes, entitling the trustee for the Forestar notes or holders of at least 25% in aggregate principal amount of the then outstanding Forestar notes to declare all such Forestar notes to be due and payable immediately. If purchase offers were required under the indentures for Forestar’s notes, repayment of the borrowings under Forestar’s revolving credit facility were required, or if Forestar’s notes were accelerated, we can give no assurance that Forestar would have sufficient funds to pay the required amounts.

General Risk Factors

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

We rely on our key personnel to effectively operate and manage our businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our financial services management team, our corporate office management teams, our Forestar management team and our executive officers. These key personnel have significant experience and skills in the homebuilding, lot development and financial services industries, as well as leadership and management abilities that are important to our success. We seek to retain our key personnel and to have succession plans in place to address the potential loss of key personnel. However, if our retention and succession planning efforts are unsuccessful or if we fail to attract suitable replacements, the loss of key personnel could adversely affect our business.

Information technology failures, data security breaches, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and service outages in the past. Our normal business activities involve collecting and storing information specific to our homebuyers, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have recently enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these requirements, and our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in our incurring substantial penalties and reputational damage, and also could result in litigation.

We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. Our increased use of remote work environments and virtual platforms in response to C-19 may also increase our risk of cyber-attack or data security breaches. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and Forestar operations own inventories of land, lots and homes, and DHI Communities owns multi-family rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.1 million square feet, and we lease approximately 570,000 square feet of office space under leases expiring through February 2026. These properties are located in our various operating markets to house our homebuilding, Forestar and financial services operating divisions and our regional and corporate offices.

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

With respect to administrative or judicial proceedings involving the environment, we have determined that in future filings we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DHI.” As of November 12, 2020, the closing price of our common stock on the NYSE was $71.42, and there were approximately 302 holders of record.

In November 2020, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on December 14, 2020, to stockholders of record on December 4, 2020. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $1.0 billion common stock repurchase authorization, which was approved by our Board of Directors effective July 30, 2019 and has no expiration date. During fiscal 2020, we purchased 7.0 million shares of our common stock for $360.4 million, none of which were purchased in the three months ended September 30, 2020. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). At September 30, 2020, our remaining stock repurchase authorization was $535.3 million.

During fiscal years 2020, 2019 and 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2020, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2015 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index

	Year Ended September 30,
	2015	2016	2017	2018	2019	2020
D.R. Horton, Inc.	$100.00	$103.97	$139.22	$148.68	$188.55	$273.89
S&P 500 Index	100.00	115.43	136.91	161.43	168.30	193.80
S&P 1500 Homebuilding Index	100.00	99.41	137.60	130.15	174.76	232.77

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

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

	Year Ended September 30,
	2020	2019	2018	2017	2016
		(In millions, except per share data)
Consolidated Operating Data:
Revenues	$20,311.1	$17,592.9	$16,068.0	$14,091.0	$12,157.4
Cost of sales	15,373.2	13,720.9	12,398.1	11,042.8	9,502.6
Selling, general and administrative expense	2,047.8	1,832.5	1,676.8	1,471.6	1,320.3
Income before income taxes	2,983.0	2,125.3	2,060.0	1,602.1	1,353.5
Income tax expense	602.5	506.7	597.7	563.7	467.2
Net income attributable to D.R. Horton, Inc.	2,373.7	1,618.5	1,460.3	1,038.4	886.3
Net income per common share attributable to D.R. Horton, Inc.:
Basic	6.49	4.34	3.88	2.77	2.39
Diluted	6.41	4.29	3.81	2.74	2.36
Cash dividends declared per common share	0.70	0.60	0.50	0.40	0.32

	September 30,
	2020	2019	2018	2017	2016
	(In millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,018.5	$1,494.3	$1,473.1	$1,007.8	$1,303.2
Inventories	12,237.4	11,282.0	10,395.0	9,237.1	8,340.9
Total assets	18,912.3	15,606.6	14,114.6	12,184.6	11,558.9
Notes payable	4,283.3	3,399.4	3,203.5	2,871.6	3,271.3
Total liabilities	6,790.8	5,311.5	4,955.7	4,437.0	4,765.9
Stockholders’ equity	11,840.0	10,020.9	8,984.4	7,747.1	6,792.5
Total equity	12,121.5	10,295.1	9,158.9	7,747.6	6,793.0

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Overview

Fiscal 2020 Operating Results

In fiscal 2020, our number of homes closed and home sales revenues increased 15% and 16%, respectively, compared to the prior year, and our consolidated revenues increased 15% to $20.3 billion compared to $17.6 billion in the prior year. Our pre-tax income was $3.0 billion in fiscal 2020 compared to $2.1 billion in fiscal 2019, and our pre-tax operating margin was 14.7% compared to 12.1%. Net income was $2.4 billion in fiscal 2020 compared to $1.6 billion in the prior year. The current year results include a tax benefit of $93.4 million related to the retroactive reinstatement of the federal energy efficient homes tax credit.

Cash provided by our homebuilding operations was $1.9 billion in fiscal 2020 compared to $1.4 billion in fiscal 2019. In fiscal 2020, our return on equity (ROE) was 22.1% compared to 17.2% in fiscal 2019, and our homebuilding return on inventory (ROI) was 24.6% compared to 18.1%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 70% of the lots owned and controlled at September 30, 2020 compared to 60% at September 30, 2019. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to increase the controlled portion of our finished lot pipeline.

COVID-19

During the latter part of March 2020, the impacts of C-19 and the related widespread reductions in economic activity across the United States began to adversely affect our business. However, residential construction and financial services were designated as essential businesses in almost all of our markets, which allowed us to continue to operate during that time. We implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

During April 2020 when restrictive stay-at-home orders were in place for many markets across the United States, we experienced increases in sales cancellations and decreases in sales orders, and net sales orders for April were 1% lower than the same month in the prior year. However, as economic activity began to resume and restrictive orders began to be lifted, our weekly sales pace increased significantly, and our cancellation rate returned to normal levels. For the third and fourth quarters of fiscal 2020, our net sales orders increased by 38% and 81%, respectively, compared to the prior year quarters.

We believe the increase in demand in the second half of the year was fueled by increased buyer urgency due to lower interest rates on mortgage loans, the limited supply of homes at affordable price points across most of our markets and to some extent the lower levels of home sales from mid-March through early April, which caused some pent-up demand. We were and remain well positioned for increased demand with our affordable product offerings, lot supply and housing inventory.

However, even with the resurgence of demand in our third and fourth quarters, we remain cautious as to the ongoing impact of C-19 on our operations and on the overall economy. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers. The extent to which this impacts our operational and financial performance will depend on future developments, including the duration and spread of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

We believe our strong balance sheet and liquidity position provide us with the flexibility to operate effectively through changing economic conditions. We plan to continue to generate strong cash flows from our homebuilding operations and manage our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

Strategy

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to increase the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions and make opportunistic strategic investments. We have made operational adjustments as a result of C-19; however, our strategy remains consistent and includes the following initiatives:
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
•Managing our inventory of homes under construction relative to demand in each of our markets including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold, completed homes in inventory.
•Investing in land and land development in desirable markets, while controlling the level of land and lots we own in each market relative to the local new home demand.
•Continuing to seek opportunities to expand the portion of our land and finished lots controlled through purchase contracts by assisting Forestar with its operations and expanding our relationships with land developers across the country.
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
•Investing in the construction of single-family and multi-family rental properties to meet rental demand in high growth suburban markets and selling these properties profitably.

We believe our operating strategy, which has produced positive results in recent years, will allow us to successfully operate through changing economic conditions to maintain and improve our financial and competitive position. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust components of our strategy to meet future market conditions.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2020, as compared to fiscal 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 15% to $19.6 billion compared to $17.0 billion.
•Homes closed increased 15% to 65,388 homes, and the average closing price of those homes was $299,100.
•Net sales orders increased 39% to 78,458 homes, and the value of net sales orders increased 40% to $23.6 billion.
•Sales order backlog increased 96% to 26,683 homes, and the value of sales order backlog increased 98% to $8.2 billion.
•Home sales gross margin was 21.8% compared to 20.2%.
•Homebuilding SG&A expense was 8.2% of homebuilding revenues compared to 8.7%.
•Homebuilding pre-tax income was $2.7 billion compared to $1.9 billion.
•Homebuilding pre-tax income was 13.6% of homebuilding revenues compared to 11.2%.
•Homebuilding return on inventory was 24.6% compared to 18.1%.
•Cash provided by homebuilding operations was $1.9 billion compared to $1.4 billion.
•Homebuilding cash and cash equivalents totaled $2.6 billion compared to $1.0 billion.
•Homebuilding inventories totaled $11.0 billion compared to $10.3 billion.
•Homes in inventory totaled 38,000 compared to 27,700.
•Owned lots totaled 112,600 compared to 121,400, and lots controlled through purchase contracts increased to 264,300 from 185,900.
•Homebuilding debt was $2.5 billion compared to $2.0 billion.
•Homebuilding debt to total capital was 17.5% compared to 17.0%.

Forestar:
•Forestar’s revenues increased 118% to $931.8 million compared to $428.3 million. Revenues in fiscal 2020 and 2019 included $887.4 million and $326.6 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 151% to 10,373 compared to 4,132. Lots sold to D.R. Horton totaled 10,164 compared to 3,728.
•Forestar’s pre-tax income was $78.1 million compared to $45.7 million.
•Forestar’s pre-tax income was 8.4% of Forestar revenues compared to 10.7%.
•Forestar’s cash and cash equivalents totaled $394.3 million compared to $382.8 million.
•Forestar’s inventories totaled $1.3 billion compared to $1.0 billion.
•Forestar’s owned and controlled lots totaled 60,500 compared to 38,300. Of these lots, 30,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 23,400.
•Forestar’s debt was $641.1 million compared to $460.5 million.

•Forestar’s debt to total capital was 42.4% compared to 36.3%.

Financial Services:
•Financial services revenues increased 32% to $584.9 million compared to $441.7 million.
•Financial services pre-tax income increased 47% to $245.2 million compared to $166.3 million.
•Financial services pre-tax income was 41.9% of financial services revenues compared to 37.6%.

Consolidated Results:
•Consolidated pre-tax income increased 40% to $3.0 billion compared to $2.1 billion.
•Consolidated pre-tax income was 14.7% of consolidated revenues compared to 12.1%.
•Income tax expense was $602.5 million compared to $506.7 million.
•Net income attributable to D.R. Horton increased 47% to $2.4 billion compared to $1.6 billion.
•Diluted net income per common share attributable to D.R. Horton increased 49% to $6.41 compared to $4.29.
•Cash provided by operations was $1.4 billion compared to $892.1 million.
•Stockholders’ equity was $11.8 billion compared to $10.0 billion.
•Book value per common share increased to $32.53 compared to $27.20.
•Debt to total capital was 26.6% compared to 25.3%.

Results of Operations — Homebuilding

Our operating segments are our 53 homebuilding divisions, our majority-owned Forestar lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2020 and 2019. For similar operating and financial data and discussion of our fiscal 2019 results compared to our fiscal 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on November 25, 2019.

	Net Sales Orders (1)
	Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	10,621	7,941	34%	$3,202.1	$2,291.1	40%	$301,500	$288,500	5%
Midwest	5,010	3,224	55%	1,794.8	1,127.8	59%	358,200	349,800	2%
Southeast	25,216	18,609	36%	6,995.1	5,011.2	40%	277,400	269,300	3%
South Central	23,289	16,278	43%	5,978.5	4,123.5	45%	256,700	253,300	1%
Southwest	4,180	2,797	49%	1,219.0	750.6	62%	291,600	268,400	9%
West	10,142	7,716	31%	4,416.8	3,539.2	25%	435,500	458,700	(5)%
	78,458	56,565	39%	$23,606.3	$16,843.4	40%	$300,900	$297,800	1%
_____________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2020	2019	2020	2019	2020	2019
East	2,722	2,155	$779.6	$607.3	20%	21%
Midwest	1,027	680	338.0	229.2	17%	17%
Southeast	6,750	5,410	1,856.8	1,444.4	21%	23%
South Central	6,140	4,751	1,583.6	1,193.2	21%	23%
Southwest	899	969	253.2	247.0	18%	26%
West	1,628	1,323	717.7	614.0	14%	15%
	19,166	15,288	$5,528.9	$4,335.1	20%	21%
_____________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 39% during 2020 compared to 2019, with significant increases in all of our regions. The value of net sales orders increased 40% to $23.6 billion (78,458 homes) in 2020 from $16.8 billion (56,565 homes) in 2019. The average selling price of net sales orders during fiscal 2020 was $300,900, up 1% from the prior year.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach and Charlotte) in the East; the Denver, Minneapolis and Indiana markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston and Dallas markets in the South Central; the Phoenix market in the Southwest; and the California and Nevada markets in the West.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% in 2020 compared to 21% in 2019.

The increase in our sales orders reflects the increase in demand for our homes in the second half of the year fueled by increased buyer urgency due to lower interest rates on mortgage loans, the limited supply of homes at affordable price points across most of our markets and to some extent the lower levels of home sales from mid-March through early April, which caused some pent-up demand.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	3,583	1,916	87%	$1,137.4	$576.1	97%	$317,400	$300,700	6%
Midwest	2,016	1,063	90%	731.5	364.7	101%	362,800	343,100	6%
Southeast	8,256	4,277	93%	2,378.5	1,219.5	95%	288,100	285,100	1%
South Central	7,913	4,166	90%	2,076.9	1,084.0	92%	262,500	260,200	1%
Southwest	2,005	815	146%	596.2	241.6	147%	297,400	296,400	—%
West	2,910	1,376	111%	1,265.1	654.2	93%	434,700	475,400	(9)%
	26,683	13,613	96%	$8,185.6	$4,140.1	98%	$306,800	$304,100	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Year Ended September 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	8,954	7,928	13%	$2,640.8	$2,285.0	16%	$294,900	$288,200	2%
Midwest	4,057	3,193	27%	1,428.0	1,113.8	28%	352,000	348,800	1%
Southeast	21,237	18,553	14%	5,836.1	4,964.0	18%	274,800	267,600	3%
South Central	19,542	16,604	18%	4,985.6	4,191.3	19%	255,100	252,400	1%
Southwest	2,990	2,910	3%	864.4	760.6	14%	289,100	261,400	11%
West	8,608	7,787	11%	3,805.9	3,610.3	5%	442,100	463,600	(5)%
	65,388	56,975	15%	$19,560.8	$16,925.0	16%	$299,100	$297,100	1%

Home Sales Revenue

Revenues from home sales increased 16% to $19.6 billion (65,388 homes closed) in 2020 from $16.9 billion (56,975 homes closed) in 2019. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed.

The number of homes closed in fiscal 2020 increased 15% from 2019. The markets contributing most to the increase in closing volumes in our regions were as follows: the New Jersey, Myrtle Beach and Charlotte markets in the East; the Denver and Indianapolis markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Dallas and San Antonio markets in the South Central; the Tucson market in the Southwest; and the Portland and Southern California markets in the West.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2020	2019
Gross profit — home sales	21.8%	20.2%
Gross profit — land/lot sales and other	29.8%	18.3%
Inventory and land option charges	(0.1)%	(0.3)%
Gross profit — total homebuilding	21.7%	19.9%
Selling, general and administrative expense	8.2%	8.7%
Other (income)	(0.1)%	(0.1)%
Homebuilding pre-tax income	13.6%	11.2%

Home Sales Gross Profit

Gross profit from home sales increased to $4.3 billion in 2020 from $3.4 billion in 2019 and increased 160 basis points to 21.8% as a percentage of home sales revenues. The percentage increase resulted from improvements of 150 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 20 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 20 basis points.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If a prolonged economic recession and a resulting decline in new home demand occur due to C-19 or otherwise, we would expect our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $83.1 million and $91.9 million in fiscal 2020 and 2019, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2020, our homebuilding operations had $28.3 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of September 30, 2020, we performed detailed impairment evaluations of communities with a combined carrying value of $36.1 million and determined that no communities were impaired. Homebuilding impairment charges during fiscal 2020 and 2019 were $1.7 million and $24.9 million, respectively.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period due to C-19 or otherwise, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges that could be significant.

During fiscal 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $21.2 million and $28.3 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 8% to $1.6 billion in fiscal 2020 from $1.5 billion in fiscal 2019. SG&A expense as a percentage of homebuilding revenues was 8.2% and 8.7% in fiscal 2020 and 2019, respectively.

Employee compensation and related costs represented 75% of SG&A costs in fiscal 2020 compared to 72% in fiscal 2019. These costs increased 13% to $1.2 billion in 2020 from $1.1 billion in 2019. Our homebuilding operations employed 7,281 and 6,810 employees at September 30, 2020 and 2019, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 11% to $93.0 million in fiscal 2020 from $104.7 million in fiscal 2019. The decrease was due to lower average interest rates on our homebuilding debt, as well as a 2% decrease in our average homebuilding debt in fiscal 2020 compared to the prior year. Interest charged to cost of sales was 0.8% and 0.9% of total cost of sales (excluding inventory and land option charges) in fiscal 2020 and 2019, respectively.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $11.7 million in fiscal 2020 compared to $9.5 million in fiscal 2019. Other income consists of interest income, rental income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2020, we acquired the homebuilding operations of Braselton Homes for approximately $23 million in cash. Braselton Homes operates in Corpus Christi, Texas. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. We also acquired a sales order backlog of approximately 125 homes.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$2,642.3	$357.0	13.5%	$2,290.2	$238.8	10.4%
Midwest	1,429.0	128.8	9.0%	1,123.1	57.7	5.1%
Southeast	5,845.2	841.0	14.4%	4,977.8	584.7	11.7%
South Central	4,998.1	758.0	15.2%	4,202.4	551.1	13.1%
Southwest	881.6	136.9	15.5%	772.6	100.4	13.0%
West	3,847.7	443.3	11.5%	3,650.8	378.0	10.4%
	$19,643.9	$2,665.0	13.6%	$17,016.9	$1,910.7	11.2%
_____________
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

East Region — Homebuilding revenues increased 15% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our New Jersey, Myrtle Beach and Charlotte markets. The region generated pre-tax income of $357.0 million in 2020 compared to $238.8 million in 2019. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 250 basis points in 2020 compared to 2019, due to an increase in the average selling price of homes closed and a decrease in the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 27% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our Denver and Indianapolis markets. The region generated pre-tax income of $128.8 million in 2020 compared to $57.7 million in 2019. Home sales gross profit percentage increased by 270 basis points in 2020 compared to 2019, due to decreases in purchase accounting adjustments in the current year related to the acquisitions of Westport Homes and Classic Builders. As a percentage of homebuilding revenues, SG&A expenses decreased by 110 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 17% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $841.0 million in 2020 compared to $584.7 million in 2019. Home sales gross profit percentage increased by 220 basis points in 2020 compared to 2019, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 19% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our Houston, Dallas and San Antonio markets. The region generated pre-tax income of $758.0 million in 2020 compared to $551.1 million in 2019. Home sales gross profit percentage increased by 130 basis points in 2020 compared to 2019, primarily due to an increase in the average selling price of homes closed and a decrease in the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 14% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $136.9 million in 2020 compared to $100.4 million in 2019. Home sales gross profit percentage increased by 190 basis points in 2020 compared to 2019, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

West Region — Homebuilding revenues increased 5% in fiscal 2020 compared to fiscal 2019, due to increases in the number of homes closed in our Portland, Southern California, Las Vegas and Spokane markets, partially offset by decreases in the average selling price of homes closed in many markets. The region generated pre-tax income of $443.3 million in 2020 compared to $378.0 million in 2019. Home sales gross profit percentage decreased by 10 basis points in 2020 compared to 2019, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. The region also benefited from lower inventory and land option charges, which were $4.3 million in 2020 compared to $24.2 million in 2019. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at September 30, 2020 and 2019 are summarized as follows:

	September 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$785.3	$531.2	$5.5	$6.3	$1,328.3
Midwest	497.0	459.0	1.8	0.7	958.5
Southeast	1,655.5	1,231.5	32.3	0.6	2,919.9
South Central	1,596.3	1,282.3	0.3	1.0	2,879.9
Southwest	244.2	449.7	1.6	0.3	695.8
West	1,137.3	847.1	5.7	19.0	2,009.1
Corporate and unallocated (1)	121.9	100.6	0.6	0.4	223.5
	$6,037.5	$4,901.4	$47.8	$28.3	$11,015.0

	September 30, 2019
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$697.1	$581.2	$10.5	$—	$1,288.8
Midwest	473.9	361.1	1.8	—	836.8
Southeast	1,434.7	1,299.9	31.8	1.6	2,768.0
South Central	1,215.4	1,317.5	0.3	—	2,533.2
Southwest	221.8	335.6	1.6	15.4	574.4
West	1,089.0	950.6	13.9	2.5	2,056.0
Corporate and unallocated (1)	117.1	110.2	0.8	0.3	228.4
	$5,249.0	$4,956.1	$60.7	$19.8	$10,285.6
_____________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at September 30, 2020 and 2019 are summarized as follows:

	September 30, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,300	50,500	61,800	4,900
Midwest	8,000	17,800	25,800	2,600
Southeast	28,700	95,700	124,400	11,500
South Central	40,100	65,200	105,300	12,600
Southwest	7,200	7,600	14,800	1,800
West	17,300	27,500	44,800	4,600
	112,600	264,300	376,900	38,000
	30%	70%	100%

	September 30, 2019
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	30,500	41,500	3,900
Midwest	8,300	10,900	19,200	2,200
Southeast	34,800	73,300	108,100	8,900
South Central	41,600	51,400	93,000	7,900
Southwest	6,700	5,800	12,500	1,300
West	19,000	14,000	33,000	3,500
	121,400	185,900	307,300	27,700
	40%	60%	100%
_____________
(1)Land/lots owned include approximately 33,800 and 36,100 owned lots that are fully developed and ready for home construction at September 30, 2020 and 2019, respectively. Land/lots owned also include land held for development representing 1,600 and 1,700 lots at September 30, 2020 and 2019, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2020 and 2019 was $9.9 billion and $7.2 billion, respectively, secured by earnest money deposits of $653.4 million and $515.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2020 and 2019 included $1.0 billion and $953.8 million, respectively, related to lot purchase contracts with Forestar, secured by $98.2 million and $88.7 million, respectively, of earnest money.
(3)Lots controlled at September 30, 2020 include approximately 30,400 lots owned or controlled by Forestar, 14,000 of which our homebuilding divisions have under contract to purchase and 16,400 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 15,400 lots were in our Southeast region, 5,000 lots were in our South Central region, 4,200 lots were in our West region, 2,600 lots were in our East region, 2,000 lots were in our Southwest region and 1,200 lots were in our Midwest region. Lots controlled at September 30, 2019 included approximately 23,400 lots owned or controlled by Forestar, 12,800 of which our homebuilding divisions had under contract to purchase and 10,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 14,900 and 16,000 of our homes in inventory were unsold at September 30, 2020 and 2019, respectively. At September 30, 2020, approximately 1,900 of our unsold homes were completed, of which approximately 300 homes had been completed for more than six months. At September 30, 2019, approximately 5,200 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 and 1,900 model homes at September 30, 2020 and 2019, respectively.

Results of Operations — Forestar

In October 2017, we acquired 75% of the outstanding shares of Forestar and at September 30, 2020, we owned 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 49 markets across 21 states as of September 30, 2020. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information and purchase accounting adjustments.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2020 and 2019 were as follows.

	Year Ended September 30,
	2020	2019
	(In millions)
Residential land and lot sales	$928.9	$407.5
Commercial tract sales	2.5	18.5
Other	0.4	2.3
Total revenues	931.8	428.3
Cost of sales	813.7	362.7
Selling, general and administrative expense	45.7	28.9
Equity in earnings of unconsolidated entities	(0.7)	(0.5)
Gain on sale of assets	(0.1)	(3.0)
Other (income) expense	(4.9)	(5.5)
Income before income taxes	$78.1	$45.7

At September 30, 2020, Forestar owned directly or controlled through land and lot purchase contracts approximately 60,500 residential lots, of which approximately 5,000 are fully developed. Approximately 30,400 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 400 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During fiscal 2020 and 2019, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Year Ended September 30,
	2020	2019
	($ in millions)
Total residential single-family lots sold	10,373	4,132
Residential single-family lots sold to D.R. Horton	10,164	3,728
Residential lot sales revenues from sales to D.R. Horton	$861.8	$315.7
Residential tract acres sold to D.R. Horton	143	290
Residential land sales revenues from sales to D.R. Horton	$25.6	$10.9

SG&A expense for fiscal 2020 and 2019 includes charges of $5.0 million and $2.1 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2020 and 2019.

	Year Ended September 30,
	2020	2019	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	44,600	33,024	35%
Number of homes closed by D.R. Horton	65,388	56,975	15%
Percentage of D.R. Horton homes financed by DHI Mortgage	68%	58%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	44,738	33,114	35%
Total number of loans originated or brokered by DHI Mortgage	46,010	33,827	36%
Captive business percentage	97%	98%
Loans sold by DHI Mortgage to third parties	44,423	32,849	35%

	Year Ended September 30,
	2020	2019	% Change
	(In millions)
Loan origination fees	$3.0	$11.7	(74)%
Sale of servicing rights and gains from sale of mortgage loans	437.2	319.4	37%
Other revenues	36.5	24.4	50%
Total mortgage operations revenues	476.7	355.5	34%
Title policy premiums	108.2	86.2	26%
Total revenues	584.9	441.7	32%
General and administrative expense	364.7	293.0	24%
Other (income) expense	(25.0)	(17.6)	42%
Financial services pre-tax income	$245.2	$166.3	47%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2020	2019
General and administrative expense	62.4%	66.3%
Other (income) expense	(4.3)%	(4.0)%
Financial services pre-tax income	41.9%	37.6%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2020, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 35% from the prior year, due to an increase in the percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing, as well a 15% increase in the number of homes closed by our homebuilding operations. The percentage of homes closed for which DHI Mortgage handled the homebuyers’ financing was 68% in fiscal 2020 compared to 58% in the prior year. The increase in this percentage was primarily due to the Company’s program to offer below market interest rates to D.R. Horton homebuyers, expanded coverage in certain markets and increased efficiencies resulting from technology advances.

Homes closed by our homebuilding operations constituted 97% and 98% of DHI Mortgage loan originations in fiscal 2020 and 2019, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 35% in fiscal 2020 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2020 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2020, approximately 66% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae and 28% were sold to two other major financial entities. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Due to the disruption in the secondary mortgage markets beginning in late March 2020 caused by C-19 and the uncertainty of the impact of the CARES Act, many financial entities began offering lower pricing and limiting their purchases of our mortgages and servicing rights. As a result of the rapid decline in servicing values at the end of March, we began retaining the servicing rights on a portion of our loan originations. Servicing values have since improved, and we expect to sell these rights to third parties.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 34% to $476.7 million in fiscal 2020 from $355.5 million in fiscal 2019, primarily due to a 36% increase in loan originations. During the fourth quarter, due to better clarity related to the CARES Act, pricing and execution in the secondary market improved from the previous nine months ended June 30, 2020, which caused revenues in the fourth quarter to increase at a higher rate than origination volume. Revenues from our title operations increased 26% to $108.2 million in fiscal 2020 from $86.2 million in fiscal 2019, primarily due to a 28% increase in escrow closings.

General and administrative (G&A) expense related to our financial services operations increased 24% to $364.7 million in fiscal 2020 from $293.0 million in the prior year. The increase was primarily due to an increase in employee related costs to support a higher volume of transactions. Our financial services operations employed 2,163 and 1,924 employees at September 30, 2020 and 2019, respectively.

As a percentage of financial services revenues, G&A expense was 62.4% in fiscal 2020 compared to 66.3% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increases from higher volumes of mortgage originations and escrow closings, which also allowed us to better leverage our G&A expenses, pre-tax income from our financial services operations increased 47% to $245.2 million in fiscal 2020 from $166.3 million in fiscal 2019.

Results of Operations — Other Businesses

The combined pre-tax income of all of our subsidiaries engaged in other business activities was $55.1 million in fiscal 2020 compared to $55.5 million in fiscal 2019. Income generated by our other businesses can vary significantly based on the timing of sales of multi-family rental properties.

Through DHI Communities, a 100% owned subsidiary, we develop, construct and own multi-family residential properties that produce rental income. DHI Communities is primarily focused on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After DHI Communities has completed construction and achieved a stabilized level of leased occupancy, the property is typically marketed for sale. During fiscal 2020 and 2019, DHI Communities sold multi-family rental properties for a total of $128.5 million and $133.4 million, respectively, and recorded gains on sale totaling $59.4 million and $51.9 million. DHI Communities had five projects under active construction and one project that was substantially complete at September 30, 2020. These six projects represent 1,730 multi-family units, including 1,430 units under active construction and 300 completed units.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $3.0 billion in fiscal 2020 compared to $2.1 billion in fiscal 2019. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin. In fiscal 2020, our homebuilding, financial services and other businesses generated pre-tax income of $2.7 billion, $245.2 million and $55.1 million, respectively, compared to pre-tax income of $1.9 billion, $166.3 million and $55.5 million, respectively, in fiscal 2019.

Income Taxes

Our income tax expense was $602.5 million and $506.7 million in fiscal 2020 and 2019, respectively, and our effective tax rate was 20.2% and 23.8% in those years. The effective tax rate for fiscal 2020 includes a tax benefit of $93.4 million from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rate for fiscal 2020 also includes a tax benefit of $11.2 million related to the release of a valuation allowance against our state deferred tax assets. The effective tax rates for both years include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

Our deferred tax assets, net of deferred tax liabilities, were $152.4 million at September 30, 2020 compared to $181.8 million at September 30, 2019. We have a valuation allowance of $7.5 million and $18.7 million at September 30, 2020 and 2019, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The decrease in the valuation allowance is primarily attributable to our determination that we will have sufficient future taxable income in certain state tax jurisdictions to realize a portion of our state NOL carryforwards. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

D.R. Horton has $15.8 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $5.4 million of the tax benefits expire over the next ten years and the remaining $10.4 million expires from fiscal years 2031 to 2040. Forestar has $1.7 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in our financial statements. Our unrecognized tax benefits totaled $8.9 million at September 30, 2020 and were insignificant at September 30, 2019.

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2017 through 2020. D.R. Horton is not currently under audit for federal income tax, but is under audit by various states. We are not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s major tax jurisdictions remains open for examination for tax years 2016 through 2020. Forestar is not currently under audit for federal or state income taxes.

Capital Resources and Liquidity

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions. We remain cautious as to the ongoing impact of C-19 on the U.S. economy and will adjust our strategy as appropriate should market conditions change due to the pandemic or otherwise.

In the current market, we are increasing our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations and grow our revenues and profitability, as well as considering opportunistic strategic investments as they arise. We are also maintaining higher homebuilding cash balances than in prior years to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At September 30, 2020, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.6% compared to 25.3% at September 30, 2019. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.5% compared to 17.0% at September 30, 2019. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2021. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At September 30, 2020, $394.3 million remained available under Forestar’s shelf registration statement, $100 million of which is reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations, including the maturity of $400 million aggregate principal amount of our homebuilding senior notes in fiscal 2021. However, due to the current economic uncertainties related to C-19, we may be limited in accessing the capital markets or obtaining additional bank financing or the cost of accessing this financing could become more expensive for funding our longer-term capital needs.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2020, cash and cash equivalents of our homebuilding segment totaled $2.6 billion.

Bank Credit Facilities — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility totaled $1.06 billion each during fiscal 2020. At September 30, 2020, there were no borrowings outstanding and $142.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.45 billion.

In May 2020, we entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings under the facility for the period from its inception through September 30, 2020.

Our homebuilding revolving credit facilities impose restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities impose restrictions on the creation of secured debt and liens. At September 30, 2020, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facilities.

Public Unsecured Debt — We have $2.45 billion principal amount of homebuilding senior notes outstanding as of September 30, 2020 that mature from December 2020 through October 2025. In October 2019, we issued $500 million principal amount of 2.5% senior notes due October 15, 2024, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.7%. In February 2020, we repaid $500 million principal amount of our 4.0% senior notes at maturity. In May 2020, we issued $500 million principal amount of 2.6% senior notes due October 15, 2025 with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 2.8%. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2020, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

In October 2020, we issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%.

Repurchases of Common Stock — During fiscal 2020, we repurchased 7.0 million shares of our common stock for $360.4 million.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At September 30, 2020, the full amount of the debt repurchase authorization was remaining, and $535.3 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At September 30, 2020, Forestar had cash and cash equivalents of $394.3 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2020, there were no borrowings outstanding and $36.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $344.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

Unsecured Debt — In February 2020, Forestar issued $300 million principal amount of 5.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes mature March 1, 2028, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 5.2%. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreement. Forestar also has $350 million principal amount of 8.0% senior notes that mature April 15, 2024. In March 2020, Forestar repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At September 30, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2020.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2020, cash and cash equivalents of our financial services operations totaled $55.6 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.35 billion; however, the capacity increased, without requiring additional commitments, to $1.575 billion for approximately 45 days around September 30, 2020 and increases again for approximately 30 days around December 31, 2020. The capacity of the facility can also be increased to $1.8 billion subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021.

As of September 30, 2020, $1.42 billion of mortgage loans held for sale with a collateral value of $1.39 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $255.8 million, DHI Mortgage had an obligation of $1.13 billion outstanding under the mortgage repurchase facility at September 30, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In fiscal 2020, net cash provided by operating activities was $1.4 billion compared to $892.1 million in fiscal 2019. Cash provided by operating activities in the current year primarily consisted of $1.9 billion of cash provided by our homebuilding segment, partially offset by $292.8 million and $168.5 million of cash used in our financial services and Forestar segments, respectively.

Cash used to increase construction in progress and finished home inventory was $739.1 million in fiscal 2020 as our homes in inventory increased by approximately 10,300 homes at September 30, 2020 compared to September 30, 2019. Cash provided from a decrease in construction in progress and finished home inventory was $84.6 million in fiscal 2019 as our homes in inventory at September 30, 2019 remained relatively flat compared to September 30, 2018. Cash used to increase residential land and lots was $324.4 million in fiscal 2020 compared to $676.4 million in fiscal 2019. Of these amounts, $281.5 million and $513.2 million, respectively, related to Forestar. The most significant source of cash provided by operating activities in both years was net income.

Investing Cash Flow Activities

In fiscal 2020, net cash used in investing activities was $166.1 million compared to $394.0 million in fiscal 2019. In fiscal 2020, uses of cash included expenditures related to our rental properties totaling $190.3 million and purchases of property and equipment totaling $96.5 million, partially offset by proceeds from the sale of assets primarily consisting of $128.5 million related to the sale of two multi-family rental properties. In fiscal 2019, the most significant uses of cash were the purchases of the homebuilding operations of Westport Homes, Classic Builders and Terramor Homes. Proceeds from the sale of assets in fiscal 2019 included $133.4 million related to the sale of two multi-family rental properties.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2020, net cash provided by financing activities was $270.6 million, consisting primarily of note proceeds of $1.1 billion from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, our issuance of $500 million principal amount of 2.6% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $243.7 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $1.1 billion, repayment of $500 million principal amount of our 4.0% homebuilding senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase 7.0 million shares of our common stock for $360.4 million and payment of cash dividends totaling $256.0 million.

In fiscal 2019, net cash used in financing activities was $490.1 million, consisting primarily of repayment of amounts drawn on our homebuilding and Forestar revolving credit facilities totaling $2.2 billion, repayment of $500 million principal amount of our 3.75% homebuilding senior notes at maturity, cash used to repurchase 11.9 million shares of our common stock for $479.8 million and payment of cash dividends totaling $223.4 million. These uses of cash were partially offset by note proceeds of $2.2 billion from draws on our homebuilding and Forestar revolving credit facilities, Forestar’s issuance of $350 million principal amount of 8.0% senior notes, net advances of $251.2 million on our mortgage repurchase facility and proceeds of $100.7 million from Forestar’s issuance of common stock.

Our Board of Directors approved and paid quarterly cash dividends of $0.175 per common share in fiscal 2020 and $0.15 per common share in fiscal 2019. In November 2020, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on December 14, 2020, to stockholders of record on December 4, 2020. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Our future cash requirements for contractual obligations as of September 30, 2020 are presented below.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	> 3 - 5 Years	More Than 5 Years
	(In millions)
Notes Payable — Principal (1)	$4,303.7	$1,599.1	$1,050.7	$853.1	$800.8
Notes Payable — Interest (1)	487.4	151.9	214.4	84.2	36.9
Operating Leases	39.5	17.4	16.8	5.2	0.1
Purchase Obligations (2)	32.6	30.2	2.4	—	—
	$4,863.2	$1,798.6	$1,284.3	$942.5	$837.8
_______________
(1)Notes payable represents principal and interest payments due on our senior notes, our secured notes, our mortgage subsidiary’s repurchase facility and our homebuilding and Forestar revolving credit facilities. Because the balances of our revolving credit facilities were zero at September 30, 2020, we did not assume any principal or interest payments related to these facilities in future periods. The interest obligation associated with our mortgage repurchase facility is based on its annual effective rate of 2.4% and principal balance outstanding at September 30, 2020.
(2)Purchase obligations relate to a limited number of land and lot purchase contracts with $32.6 million of remaining purchase price, subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $1.4 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

At September 30, 2020, we had outstanding letters of credit of $178.9 million and surety bonds of $1.8 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” under Part II of this annual report on Form 10-K.

Supplemental Guarantor Financial Information

As of September 30, 2020, D.R. Horton, Inc. had outstanding $2.45 billion principal amount of homebuilding senior notes due through October 2025 and no amounts outstanding on its homebuilding revolving credit facilities.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2020
(In millions)
Assets
Cash	$2,498.5
Inventories	10,921.8
Amount due from Non-Guarantor Subsidiaries	524.6
Total assets	15,503.9
Liabilities & Stockholders’ Equity
Notes payable	$2,514.4
Total liabilities	4,746.9
Stockholders’ equity	10,757.0

Summarized Statement of Operations Data	Year Ended September 30, 2020
(In millions)
Revenues	$19,630.0
Cost of sales	15,379.2
Selling, general and administrative expense	1,584.4
Income before income taxes	2,666.4
Net income	2,134.7

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
•competitive conditions within the homebuilding, lot development and financial services industries;
•our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;
•the effects of negative publicity;
•the effects of the loss of key personnel; and
•information technology failures, data security breaches and our ability to satisfy privacy and data protection laws and regulations.

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

Critical Accounting Policies

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2020 and 2019, and for the years ended September 30, 2020, 2019 and 2018. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We recognize financial services revenues associated with our title operations as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. Revenues associated with our mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. We typically elect the fair value option for our mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of servicing rights are included in the measurement of all written loan commitments that are accounted for at fair value through revenues at the time of commitment. We sell substantially all of the mortgages we originate and the majority of the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

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

When a home is closed, we generally have not paid all incurred costs necessary to complete the home. We record a liability and a corresponding charge to cost of sales for the amount estimated to ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amounts previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, such differences have not been significant.

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type or future plans. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•gross margins on homes closed in recent months;
•projected gross margins on homes sold but not closed;
•projected gross margins based on community budgets;
•trends in gross margins, average selling prices or cost of sales;
•sales absorption rates; and
•performance of other communities in nearby locations.

If indicators of impairment are present for a community, we perform an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. These estimates of cash flows are significantly impacted by community specific factors including estimates of the amounts and timing of future revenues and estimates of the amount of land development, materials and labor costs which, in turn, may be impacted by the following local market conditions:
•supply and availability of new and existing homes;
•location and desirability of our communities;
•variety of product types offered in the area;
•pricing and use of incentives by us and our competitors;
•alternative uses for our land or communities such as the sale of land, finished lots or home sites to third parties;
•amount of land and lots we own or control in a particular market or sub-market; and
•local economic and demographic trends.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 99% of these reserves related to construction defect matters at both September 30, 2020 and 2019.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2020 and 2019, we had reserves for approximately 260 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2020, we established reserves for approximately 175 new construction defect claims and resolved 95 construction defect claims for a total cost of $25.8 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $78.7 million in our reserves and a $40.2 million increase in our receivable, resulting in additional expense of $38.5 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $71.1 million in our reserves and a $33.3 million decrease in our receivable, resulting in a reduction in expense of $37.8 million.

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments - Credit Losses,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information in determining credit loss estimates. The guidance is effective for us beginning October 1, 2020 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for us beginning October 1, 2021, although early adoption is permitted. We are currently evaluating the impact of this guidance, and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. We will adopt this standard when LIBOR is discontinued and do not expect it to have a material impact on our consolidated financial statements or related disclosures.

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

We are exposed to interest rate risk associated with our mortgage loan origination services. We manage interest rate risk through the use of forward sales of MBS, which are referred to as “hedging instruments” in the following discussion. We do not enter into or hold derivatives for trading or speculative purposes.

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2020 and 2019 was not significant, is recognized in current earnings. At September 30, 2020, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.8 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.2 billion at September 30, 2020.

We occasionally enter into forward sales of MBS as part of a program to offer below market interest rate financing to our homebuyers in certain markets. At September 30, 2020 and 2019, we had MBS totaling $1.1 billion and $111.4 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $5.3 million and $0.5 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2020. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2020.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2020
	2021	2022	2023	2024	2025	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$466.5	$350.3	$700.4	$352.7	$500.4	$800.8	$3,171.1	$3,356.6
Average interest rate	2.9%	4.5%	5.5%	8.5%	2.7%	3.8%	4.5%
Variable rate	$1,132.6	$—	$—	$—	$—	$—	$1,132.6	$1,132.6
Average interest rate	2.4%	—%	—%	—%	—%	—%	2.4%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, total equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2020, the Company’s reserve for legal claims related to construction defect matters was $472.4 million. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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
To test the reserve for construction defect matters, our audit procedures included, among others, evaluating the methodology used, the key assumptions and the underlying data used by the Company in developing the reserve estimate. As management utilizes historical trends of frequency of claims incurred and the average cost to resolve claims relative to the types of products and markets where the Company operates in measuring the reserve estimate, we evaluated management’s methodology for determining the frequency and cost of future claims assumptions by comparing these key assumptions to trends observed in historical Company claims data and other available information. In addition, we involved an actuarial specialist to assist with our procedures. Our specialist developed a range of values for the reserve estimate based on independently selected assumptions, which we compared to management’s recorded amount to evaluate management’s estimate. We also performed sensitivity analyses to determine the effect of changes in assumptions, where appropriate. We also tested completeness and accuracy of underlying claims data used in management’s estimation calculations and performed recalculations to evaluate the accuracy of the model used by management to determine the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Fort Worth, Texas
November 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, total equity, and cash flows for the years then ended, and the related notes and our report dated November 19, 2020 expressed an unqualified opinion thereon.

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
November 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, total equity, and cash flows of D.R. Horton, Inc. and its subsidiaries (the “Company”) for the year ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
	(In millions)
ASSETS
Cash and cash equivalents	$3,018.5	$1,494.3
Restricted cash	21.6	19.7
Total cash, cash equivalents and restricted cash	3,040.1	1,514.0
Inventories:
Construction in progress and finished homes	5,984.1	5,245.0
Residential land and lots — developed and under development	6,171.8	5,939.4
Land held for development	53.2	77.8
Land held for sale	28.3	19.8
Total inventory	12,237.4	11,282.0
Mortgage loans held for sale	1,529.0	1,072.0
Deferred income taxes, net of valuation allowance of $7.5 million and $18.7 million at September 30, 2020 and 2019, respectively	144.9	163.1
Property and equipment, net	683.7	499.2
Other assets	1,113.7	912.8
Goodwill	163.5	163.5
Total assets	$18,912.3	$15,606.6
LIABILITIES
Accounts payable	$900.5	$634.0
Accrued expenses and other liabilities	1,607.0	1,278.1
Notes payable	4,283.3	3,399.4
Total liabilities	6,790.8	5,311.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 394,741,349 shares issued and 363,999,982 shares outstanding at September 30, 2020 and 392,172,821 shares issued and 368,431,454 shares outstanding at September 30, 2019	3.9	3.9
Additional paid-in capital	3,240.9	3,179.1
Retained earnings	9,757.8	7,640.1
Treasury stock, 30,741,367 shares and 23,741,367 shares at September 30, 2020 and 2019, respectively, at cost	(1,162.6)	(802.2)
Stockholders’ equity	11,840.0	10,020.9
Noncontrolling interests	281.5	274.2
Total equity	12,121.5	10,295.1
Total liabilities and equity	$18,912.3	$15,606.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2020	2019	2018
	(In millions, except per share data)
Revenues	$20,311.1	$17,592.9	$16,068.0
Cost of sales	15,373.2	13,720.9	12,398.1
Selling, general and administrative expense	2,047.8	1,832.5	1,676.8
Equity in earnings of unconsolidated entities	(0.7)	(0.5)	(2.8)
Gain on sale of assets	(59.5)	(53.9)	(18.8)
Other (income) expense	(32.7)	(31.4)	(45.3)
Income before income taxes	2,983.0	2,125.3	2,060.0
Income tax expense	602.5	506.7	597.7
Net income	2,380.5	1,618.6	1,462.3
Net income attributable to noncontrolling interests	6.8	0.1	2.0
Net income attributable to D.R. Horton, Inc.	$2,373.7	$1,618.5	$1,460.3

Basic net income per common share attributable to D.R. Horton, Inc.	$6.49	$4.34	$3.88
Weighted average number of common shares	365.5	372.6	376.6

Diluted net income per common share attributable to D.R. Horton, Inc.	$6.41	$4.29	$3.81
Adjusted weighted average number of common shares	370.2	377.4	383.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2017 (374,986,079 shares)	$3.8	$2,992.2	$4,946.0	$(194.9)	$0.5	$7,747.6
Noncontrolling interest acquired	—	—	—	—	175.2	175.2
Net income	—	—	1,460.3	—	2.0	1,462.3
Exercise of stock options (2,547,139 shares)	0.1	43.3	—	—	—	43.4
Stock issued under employee benefit plans (1,536,954 shares)	—	4.0	—	—	—	4.0
Cash paid for shares withheld for taxes	—	(10.3)	—	—	—	(10.3)
Stock-based compensation expense	—	55.8	—	—	—	55.8
Cash dividends declared ($0.50 per share)	—	—	(188.4)	—	—	(188.4)
Repurchases of common stock (2,808,537 shares)	—	—	—	(127.5)	—	(127.5)
Distributions to noncontrolling interests	—	—	—	—	(3.2)	(3.2)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606	—	—	27.1	—	—	27.1
Net income	—	—	1,618.5	—	0.1	1,618.6
Exercise of stock options (2,634,802 shares)	—	38.1	—	—	—	38.1
Stock issued under employee benefit plans (1,417,776 shares)	—	4.6	—	—	—	4.6
Cash paid for shares withheld for taxes	—	(19.7)	—	—	—	(19.7)
Stock-based compensation expense	—	73.2	—	—	—	73.2
Cash dividends declared ($0.60 per share)	—	—	(223.4)	—	—	(223.4)
Repurchases of common stock (11,882,759 shares)	—	—	—	(479.8)	—	(479.8)
Distributions to noncontrolling interests	—	—	—	—	(3.9)	(3.9)
Change of ownership interest in Forestar	—	(2.1)	—	—	103.5	101.4
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	2,373.7	—	6.8	2,380.5
Exercise of stock options (959,742 shares)	—	17.8	—	—	—	17.8
Stock issued under employee benefit plans (1,608,786 shares)	—	5.6	—	—	—	5.6
Cash paid for shares withheld for taxes	—	(38.2)	—	—	—	(38.2)
Stock-based compensation expense	—	77.8	—	—	—	77.8
Cash dividends declared ($0.70 per share)	—	—	(256.0)	—	—	(256.0)
Repurchases of common stock (7,000,000 shares)	—	—	—	(360.4)	—	(360.4)
Distributions to noncontrolling interests	—	—	—	—	(0.7)	(0.7)
Change of ownership interest in Forestar	—	(1.2)	—	—	1.2	—
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2020	2019	2018
	(In millions)
OPERATING ACTIVITIES
Net income	$2,380.5	$1,618.6	$1,462.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.4	72.0	62.4
Amortization of discounts and fees	10.2	10.9	9.9
Stock-based compensation expense	77.8	73.2	55.8
Equity in earnings of unconsolidated entities	(0.7)	(0.5)	(2.8)
Distributions of earnings of unconsolidated entities	—	0.5	2.0
Deferred income taxes	14.1	20.1	170.9
Inventory and land option charges	23.8	54.0	50.4
Gain on sale of assets	(59.5)	(53.9)	(18.8)
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(739.1)	84.6	(482.8)
Increase in residential land and lots — developed, under development, held for development and held for sale	(324.4)	(676.4)	(573.8)
Increase in other assets	(150.7)	(161.6)	(110.6)
Net increase in mortgage loans held for sale	(457.0)	(275.6)	(208.8)
Increase in accounts payable, accrued expenses and other liabilities	566.2	126.2	129.1
Net cash provided by operating activities	1,421.6	892.1	545.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(96.5)	(127.2)	(68.1)
Proceeds from sale of assets	129.8	143.8	292.9
Expenditures related to rental properties	(190.3)	(96.9)	(70.2)
Return of investment in unconsolidated entities	4.3	4.4	17.5
Net principal increase of other mortgage loans and real estate owned	(3.7)	(2.3)	(1.2)
Proceeds from debt securities collateralized by residential real estate	—	—	7.3
Payments related to business acquisitions, net of cash acquired	(9.7)	(315.8)	(159.2)
Net cash (used in) provided by investing activities	(166.1)	(394.0)	19.0
FINANCING ACTIVITIES
Proceeds from notes payable	2,346.1	2,528.2	2,163.5
Repayment of notes payable	(1,682.9)	(2,686.1)	(2,181.7)
Advances on mortgage repurchase facility, net	243.7	251.2	217.7
Proceeds from stock associated with certain employee benefit plans	23.4	42.7	47.4
Cash paid for shares withheld for taxes	(38.2)	(19.7)	(10.3)
Cash dividends paid	(256.0)	(223.4)	(188.4)
Repurchases of common stock	(360.4)	(479.8)	(127.5)
Distributions to noncontrolling interests, net	(0.7)	(3.9)	(3.2)
Net proceeds from issuance of Forestar common stock	—	100.7	—
Other financing activities	(4.4)	—	—
Net cash provided by (used in) financing activities	270.6	(490.1)	(82.5)
Net increase in cash, cash equivalents and restricted cash	1,526.1	8.0	481.7
Cash, cash equivalents and restricted cash at beginning of year	1,514.0	1,506.0	1,024.3
Cash, cash equivalents and restricted cash at end of year	$3,040.1	$1,514.0	$1,506.0

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2020	2019	2018
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$581.3	$488.0	$387.2
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$5.1	$83.6	$—
Stock issued under employee incentive plans	$84.4	$49.6	$64.0
Accrued expenditures for property and equipment	$17.3	$14.1	$10.7
Accrual for holdback payment related to acquisition	$0.7	$10.1	$—

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

In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees, in Rule 3-10 of Regulation S-X. The amended rule focuses on providing material, relevant and decision-useful information regarding guarantees and other credit enhancements, while eliminating certain prescriptive requirements. The Company adopted these amendments on March 31, 2020. Accordingly, summarized financial information has been presented only for the issuers and guarantors of the Company's registered securities for the most recent fiscal year and as permitted, this information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In October 2020, the FASB issued ASU 2020-09, “Debt (Topic 470) - Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762,” to reflect the SEC’s new disclosure rules on guaranteed debt securities offerings adopted by the Company in March 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $237.6 million and $244.8 million at September 30, 2020 and 2019, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $51.3 million and $48.6 million at September 30, 2020 and 2019, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2020, 2019 and 2018, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Purchase Contract Deposits and Pre-Acquisition Costs

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land purchase contract deposits and capitalized pre-acquisition costs are expensed to inventory and land option charges when the Company believes it is probable that it will not acquire the property under contract and will not be able to recover these costs through other means. See Notes C and L.

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheet at September 30, 2020 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance. At September 30, 2019, there was one variable interest entity reported in the Company’s consolidated balance sheet as a result of the related party transaction described in Note O.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2020 and 2019, the deposits related to these contracts totaled $519.6 million and $396.9 million, respectively, and are included in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Property under construction is not depreciated until the property is placed in service. Depreciation generally is recorded using the straight-line method over the estimated useful life of the asset. The depreciable life of model home furniture is 2 years, depreciable lives of other furniture and equipment typically range from 2 to 5 years, and depreciable lives of buildings and improvements typically range from 5 to 30 years. The depreciable lives of single-family rental homes and multi-family rental buildings typically range from 25 to 30 years. See Note F.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company determines if an impairment exists based on the implied fair value of the operating segment’s goodwill. As a result of the qualitative assessments performed in fiscal 2020, 2019 and 2018, no impairment charges were indicated or recorded.

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2020	2019
	(In millions)
East	$26.4	$26.4
Midwest	49.7	49.7
Southeast	40.1	40.1
South Central	15.9	15.9
Southwest	—	—
West	2.2	2.2
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note L.

Legal Claims and Insurance

The Company records expenses and liabilities for legal claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The amounts recorded for these contingencies are based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The Company estimates and records receivables under its applicable insurance policies for these legal claims when recovery is probable. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies. See Note L.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $41.7 million, $47.0 million and $44.1 million in fiscal 2020, 2019 and 2018, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating losses and tax credit carryforwards. When assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of sufficient taxable income in future periods and in the jurisdictions in which those temporary differences become deductible. The Company records a valuation allowance when it determines it is more likely than not that a portion of the deferred tax assets will not be realized. The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets and liabilities. See Note H.

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company’s unrecognized tax benefits totaled $8.9 million at September 30, 2020 and were insignificant at September 30, 2019.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2020, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2020 have a remaining vesting period up to 4.4 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. All stock options outstanding at September 30, 2020 have vested and expire 10 years after the dates on which they were granted.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The FASB’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. See Note N.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other,” which simplifies the measurement of goodwill impairment by removing the second step of the goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. Under the new guidance, goodwill impairment is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value with the loss recognized limited to the total amount of goodwill allocated to the reporting unit. The guidance is effective for the Company beginning October 1, 2020 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company will adopt this standard when LIBOR is discontinued and does not expect it to have a material impact on its consolidated financial statements or related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 53 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington

Homebuilding is the Company’s core business, generating 97% of consolidated revenues in fiscal 2020, 2019 and 2018. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 88 markets across 29 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

The Forestar segment is a residential lot development company with operations in 49 markets across 21 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company has subsidiaries that engage in other business activities. These subsidiaries conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The operating results of these subsidiaries are immaterial for separate reporting and therefore are grouped together and presented as other. One of these subsidiaries, DHI Communities, constructs multi-family rental properties and had five projects under active construction and one project that was substantially complete at September 30, 2020. These six projects represent 1,730 multi-family units, including 1,430 units under active construction and 300 completed units. During fiscal 2020 and 2019, DHI Communities sold two properties each year representing 540 and 820 multi-family rental units, respectively, for $128.5 million and $133.4 million, and recorded gains on sale totaling $59.4 million and $51.9 million. At September 30, 2020 and 2019, the consolidated balance sheets included $246.2 million and $204.0 million, respectively, of assets related to DHI Communities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,551.1	$394.3	$55.6	$17.5	$—	$—	$3,018.5
Restricted cash	9.5	—	11.9	0.2	—	—	21.6
Inventories:
Construction in progress and finished homes	6,037.5	—	—	—	(53.4)	—	5,984.1
Residential land and lots — developed and under development	4,901.4	1,304.3	—	—	(34.3)	0.4	6,171.8
Land held for development	47.8	5.4	—	—	—	—	53.2
Land held for sale	28.3	—	—	—	—	—	28.3
	11,015.0	1,309.7	—	—	(87.7)	0.4	12,237.4
Mortgage loans held for sale	—	—	1,529.0	—	—	—	1,529.0
Deferred income taxes, net	142.3	—	—	—	8.4	(5.8)	144.9
Property and equipment, net	372.8	1.1	3.9	308.9	(3.0)	—	683.7
Other assets	996.4	34.8	125.8	52.8	(103.6)	7.5	1,113.7
Goodwill	134.3	—	—	—	—	29.2	163.5
	$15,221.4	$1,739.9	$1,726.2	$379.4	$(185.9)	$31.3	$18,912.3
Liabilities
Accounts payable	$859.3	$29.2	$—	$12.0	$—	$—	$900.5
Accrued expenses and other liabilities	1,438.3	197.8	86.8	12.2	(112.4)	(15.7)	1,607.0
Notes payable	2,514.4	641.1	1,132.6	—	(4.8)	—	4,283.3
	$4,812.0	$868.1	$1,219.4	$24.2	$(117.2)	$(15.7)	$6,790.8
_____________
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other (2)	Eliminations (3)	Other Adjustments (4)	Consolidated
	(In millions)
Revenues
Home sales	$19,560.8	$—	$—	$—	$—	$—	$19,560.8
Land/lot sales and other	83.1	931.8	—	37.9	(887.4)	—	165.4
Financial services	—	—	584.9	—	—	—	584.9
	19,643.9	931.8	584.9	37.9	(887.4)	—	20,311.1
Cost of sales
Home sales (5)	15,305.8	—	—	—	(58.6)	—	15,247.2
Land/lot sales and other	58.3	812.8	—	—	(769.0)	0.1	102.2
Inventory and land option charges	22.9	0.9	—	—	—	—	23.8
	15,387.0	813.7	—	—	(827.6)	0.1	15,373.2
Selling, general and administrative expense	1,603.6	45.7	364.7	33.3	—	0.5	2,047.8
Equity in earnings of unconsolidated entities	—	(0.7)	—	—	—	—	(0.7)
Gain on sale of assets	—	(0.1)	—	(59.4)	—	—	(59.5)
Other (income) expense	(11.7)	(4.9)	(25.0)	8.9	—	—	(32.7)
Income before income taxes	$2,665.0	$78.1	$245.2	$55.1	$(59.8)	$(0.6)	$2,983.0
Summary Cash Flow Information
Depreciation and amortization	$68.2	$0.3	$1.6	$9.8	$—	$0.5	$80.4
Cash provided by (used in) operating activities	$1,904.2	$(168.5)	$(292.8)	$(4.5)	$(16.8)	$—	$1,421.6
_____________
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
Cost of sales
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
Summary Cash Flow Information
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
Cost of sales
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
Summary Cash Flow Information
Depreciation and amortization	$53.4	$0.3	$1.4	$6.8	$—	$0.5	$62.4
Cash provided by (used in) operating activities	$1,001.7	$(320.3)	$(116.6)	$0.8	$(10.5)	$(9.9)	$545.2
______________
(1)Results are presented from the date of acquisition and on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance. All purchase accounting adjustments are included in the Other Adjustments column.
(2)Amounts represent the aggregate results of certain subsidiaries that are immaterial for separate reporting.
(3)Amounts represent the elimination of intercompany transactions and the reclassification of Forestar interest expense to inventory.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2020	2019
	(In millions)
East	$1,328.3	$1,288.8
Midwest	958.5	836.8
Southeast	2,919.9	2,768.0
South Central	2,879.9	2,533.2
Southwest	695.8	574.4
West	2,009.1	2,056.0
Corporate and unallocated (2)	223.5	228.4
	$11,015.0	$10,285.6
________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2020	2019	2018
	(In millions)
Revenues
East	$2,642.3	$2,290.2	$1,893.4
Midwest	1,429.0	1,123.1	858.9
Southeast	5,845.2	4,977.8	4,578.6
South Central	4,998.1	4,202.4	3,769.9
Southwest	881.6	772.6	768.7
West	3,847.7	3,650.8	3,754.3
	$19,643.9	$17,016.9	$15,623.8
Inventory and Land Option Charges
East	$1.8	$2.7	$2.3
Midwest	2.2	3.5	5.1
Southeast	7.8	10.7	28.8
South Central	6.7	11.6	4.6
Southwest	0.1	0.5	0.9
West	4.3	24.2	7.1
	$22.9	$53.2	$48.8
Income Before Income Taxes (1)
East	$357.0	$238.8	$217.3
Midwest	128.8	57.7	77.5
Southeast	841.0	584.7	536.0
South Central	758.0	551.1	506.1
Southwest	136.9	100.4	97.4
West	443.3	378.0	522.9
	$2,665.0	$1,910.7	$1,957.2
________________________
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2020, the Company performed detailed impairment evaluations of communities with a combined carrying value of $36.1 million and determined that no communities were impaired. Impairment charges during fiscal 2020, 2019 and 2018 were $1.7 million, $25.7 million and $11.8 million, respectively.

During fiscal 2020, 2019 and 2018, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $22.1 million, $28.3 million and $14.1 million, respectively. Total inventory and land option charges for fiscal 2018 also included a charge of $24.5 million related to the settlement of an outstanding dispute associated with a land transaction. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2020	2019
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility	—	—
4.0% senior notes due 2020 (1)	—	499.6
2.55% senior notes due 2020 (1)	399.8	398.9
4.375% senior notes due 2022 (1)	349.2	348.8
4.75% senior notes due 2023 (1)	299.2	298.9
5.75% senior notes due 2023 (1)	398.7	398.4
2.5% senior notes due 2024 (1)	496.5	—
2.6% senior notes due 2025 (1)	495.1	—
Other secured notes (2)	71.1	103.0
	2,509.6	2,047.6
Forestar:
Unsecured:
Revolving credit facility	—	—
3.75% convertible senior notes due 2020 (3)	—	119.1
8.0% senior notes due 2024 (4)	345.2	343.8
5.0% senior notes due 2028 (4)	295.9	—
	641.1	462.9
Financial Services:
Mortgage repurchase facility	1,132.6	888.9
	$4,283.3	$3,399.4
______________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $10.7 million and $5.4 million at September 30, 2020 and 2019, respectively.
(2)Homebuilding other secured notes at September 30, 2020 excludes $4.8 million of earnest money notes payable due to Forestar. These intercompany notes are eliminated in consolidation.
(3)Forestar’s 3.75% convertible senior notes due March 2020 included an unamortized fair value adjustment of $2.4 million at September 30, 2019.
(4)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $8.9 million and $6.2 million at September 30, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2020, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.6 billion in fiscal 2021, $350.3 million in fiscal 2022, $700.4 million in fiscal 2023, $352.7 million in fiscal 2024, $500.4 million in fiscal 2025 and $800.8 million thereafter.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. Borrowings and repayments under the facility totaled $1.06 billion each during fiscal 2020. At September 30, 2020, there were no borrowings outstanding and $142.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.45 billion.

In May 2020, the Company entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings under the facility for the period from its inception through September 30, 2020.

The Company’s homebuilding revolving credit facilities impose restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facilities and public debt obligations.

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

In October 2020, the Company issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2020 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
2.55% senior notes	$400	December 2017	December 1, 2020	Yes	2.8%
4.375% senior notes	$350	September 2012	September 15, 2022	Yes	4.5%
4.75% senior notes	$300	February 2013	February 15, 2023	Yes	4.9%
5.75% senior notes	$400	August 2013	August 15, 2023	Yes	5.9%
2.5% senior notes	$500	October 2019	October 15, 2024	Yes	2.7%
2.6% senior notes	$500	May 2020	October 15, 2025	Yes	2.8%
_____________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. In addition, the 4.375% senior notes, 4.75% senior notes and 5.75% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is three months prior to the final maturity date of the notes, and the 2.5% senior notes and 2.6% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs.

All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facilities are guaranteed by entities that hold approximately 79% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indentures governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facilities, which could result in the acceleration of any borrowings outstanding under the facilities and the termination of the commitments thereunder.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2020.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2020, there were no borrowings outstanding and $36.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $344.0 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

In February 2020, Forestar issued $300 million principal amount of 5.0% senior notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes mature March 1, 2028, with interest payable semi-annually, and represent unsecured obligations of Forestar. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 5.2%. Forestar also has $350 million principal amount of 8.0% senior notes that mature April 15, 2024. These notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements. In March 2020, Forestar repaid $118.9 million principal amount of its 3.75% convertible senior notes in cash at maturity.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At September 30, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2020.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.35 billion; however, the capacity increased, without requiring additional commitments, to $1.575 billion for approximately 45 days around September 30, 2020 and increases again for approximately 30 days around December 31, 2020. The capacity of the facility can also be increased to $1.8 billion subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021.

As of September 30, 2020, $1.42 billion of mortgage loans held for sale with a collateral value of $1.39 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $255.8 million, DHI Mortgage had an obligation of $1.13 billion outstanding under the mortgage repurchase facility at September 30, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2020, 2019 and 2018.

	Year Ended September 30,
	2020	2019	2018
	(In millions)
Capitalized interest, beginning of year	$180.1	$162.7	$167.9
Interest incurred (1)	153.3	140.2	125.4
Interest charged to cost of sales	(125.7)	(122.8)	(130.6)
Capitalized interest, end of year	$207.7	$180.1	$162.7
_________________________
(1)Interest incurred included interest on the Company's mortgage repurchase facility of $19.1 million, $16.1 million and $12.1 million in fiscal 2020, 2019 and 2018, respectively. Also included in interest incurred is Forestar interest of $41.2 million, $19.4 million and $3.4 million in fiscal 2020, 2019 and 2018, respectively.

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2020 and 2019 are summarized below.

	September 30,
	2020	2019
	(In millions)
Homebuilding
Buildings and improvements	$267.4	$240.2
Model home furniture	134.0	128.3
Office furniture and equipment	108.1	107.4
Land	32.3	21.7
Single-family rental operations
Single-family rental properties	68.1	6.4
Land	19.1	—
Total single-family rental operations	87.2	6.4
Accumulated depreciation	(256.2)	(231.6)
Total homebuilding	372.8	272.4
Other Businesses
Multi-family rental operations
Multi-family rental properties	173.8	116.1
Land	58.3	38.0
Total multi-family rental operations	232.1	154.1
Oil and gas related assets	69.7	56.9
Office furniture and equipment	15.6	15.1
Land	19.7	16.0
Accumulated depreciation	(28.2)	(20.9)
Total other businesses	308.9	221.2
Forestar, net	1.1	2.4
Financial services, net	3.9	3.2
Eliminations	(3.0)	—
Property and equipment, net	$683.7	$499.2

Depreciation expense was $69.4 million, $66.1 million and $58.2 million in fiscal 2020, 2019 and 2018, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At September 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.53 billion and an aggregate outstanding principal balance of $1.46 billion. At September 30, 2019, mortgage loans held for sale had an aggregate carrying value of $1.07 billion and an aggregate outstanding principal balance of $1.04 billion. During the years ended September 30, 2020, 2019 and 2018, mortgage loans originated totaled $12.2 billion, $8.7 billion and $7.6 billion, respectively, and mortgage loans sold totaled $11.8 billion, $8.4 billion and $7.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $437.2 million, $319.4 million and $265.1 million during the years ended September 30, 2020, 2019 and 2018, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2020, approximately 66% of the Company’s mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae and 28% were sold to two other major financial entities.

In response to C-19, the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act, which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. As a result, the Company began retaining the servicing rights on a portion of its loan originations. Servicing values have since improved, and the Company expects to sell these rights to third parties. At September 30, 2020, the fair value of mortgage servicing rights was $17.1 million and is included in other assets in the consolidated balance sheet.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2020, 2019 and 2018 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2020 and 2019, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $1.2 billion and $663.8 million, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2020 and 2019, the Company had MBS totaling $1.1 billion and $111.4 million, respectively, that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $5.3 million and $0.5 million for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to interest rate lock commitments (IRLCs), which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2020 and 2019, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $1.8 billion and $727.9 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2020 and 2019, the notional amount of best-efforts whole loan delivery commitments totaled $84.6 million and $25.2 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $1.6 billion and $636.2 million, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2020 and 2019, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $14.9 million and $11.4 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on analysis of the volume of mortgages originated, loan repurchase requests received, actual repurchases and losses through the disposition of such loans or requests and discussions with mortgage purchasers. The reserve balances at September 30, 2020 and 2019 totaled $8.9 million and $8.7 million, respectively.

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2020	2019	2018
	(In millions)
Current tax expense:
Federal	$484.0	$407.3	$373.2
State	104.4	79.3	53.6
	588.4	486.6	426.8
Deferred tax expense (benefit):
Federal	20.0	13.9	158.7
State	(5.9)	6.2	12.2
	14.1	20.1	170.9
Total income tax expense	$602.5	$506.7	$597.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate was 20.2%, 23.8% and 29.0% in fiscal 2020, 2019 and 2018, respectively. The effective tax rate for fiscal 2020 includes a tax benefit of $93.4 million from the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2019 (the Act). The Act retroactively reinstated the federal energy efficient homes tax credit that expired on December 31, 2017 to homes closed from January 1, 2018 to December 31, 2020. The effective tax rate for fiscal 2020 also includes a tax benefit of $11.2 million related to the release of a valuation allowance against the Company’s state deferred tax assets. The effective tax rates for all years include an expense for state income taxes, reduced by tax benefits related to stock-based compensation.

The effective tax rate for fiscal 2018 included the remeasurement of the Company’s deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act which, among other items, reduced the federal corporate tax rate from 35% to 21% and repealed the domestic production activities deduction effective for the Company beginning October 1, 2018. For fiscal year companies, the change in law required an application of a blended tax rate in the year of change, which for the Company was 24.5% for fiscal 2018. The effective tax rate for fiscal 2018 also included a tax benefit related to the retroactive reinstatement of the federal energy efficient homes tax credit to homes closed through December 31, 2017 and the release of a valuation allowance against deferred tax assets related to Forestar.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% in fiscal 2020 and 2019, and 24.5% in fiscal 2018 to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2020	2019	2018
	(In millions)
Income taxes at federal statutory rate	$626.4	$446.3	$505.0
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	79.1	69.1	59.4
Domestic production activities deduction	—	—	(36.7)
Valuation allowance	(11.2)	(0.2)	(7.3)
Tax credits	(93.4)	(1.6)	(19.0)
Excess tax benefit from stock-based compensation	(22.3)	(16.1)	(21.2)
Tax law change	—	—	108.7
Tax contingencies	8.9	—	—
Other	15.0	9.2	8.8
Total income tax expense	$602.5	$506.7	$597.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2020	2019
	(In millions)
Deferred tax assets:
Inventory costs	$37.6	$39.8
Inventory impairments	21.5	27.9
Warranty and construction defect costs	156.7	135.1
Net operating loss carryforwards	17.5	31.5
Tax credit carryforwards	2.1	3.5
Incentive compensation plans	68.3	65.1
Other	15.6	7.2
Total deferred tax assets	319.3	310.1
Valuation allowance	(7.5)	(18.7)
Total deferred tax assets, net of valuation allowance	$311.8	$291.4
Deferred tax liabilities:
Deferral of profit on home closings	131.9	95.4
Depreciation of fixed assets	19.0	14.2
Other	16.0	18.7
Total deferred tax liabilities	$166.9	$128.3
Deferred income taxes, net	$144.9	$163.1

D.R. Horton has $15.8 million of tax benefits for state net operating loss (NOL) carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $5.4 million of the tax benefits expire over the next ten years and the remaining $10.4 million expires from fiscal years 2031 to 2040. Forestar has $1.7 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

Valuation Allowance

The Company has a valuation allowance of $7.5 million and $18.7 million at September 30, 2020 and 2019, respectively, related to state deferred tax assets for NOL carryforwards that are more likely than not to expire before being realized. The decrease in the valuation allowance is primarily attributable to the Company’s determination that it will have sufficient future taxable income in certain state tax jurisdictions to realize a portion of the state NOL carryforwards. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2020 is as follows.

Year Ended September 30, 2020
(In millions)
Unrecognized tax benefits, beginning of year	$—
Additions attributable to tax positions taken in the current year	8.9
Additions attributable to tax positions taken in prior years	—
Settlements	—
Unrecognized tax benefits, end of year	$8.9

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $8.9 million. The Company had no accrued interest or penalties related to unrecognized tax benefits at September 30, 2020. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2017 through 2020. D.R. Horton is not currently under audit for federal income tax, but is under audit by various states. The Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s major tax jurisdictions remains open for examination for tax years 2016 through 2020. Forestar is not currently under audit for federal or state income taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2020	2019	2018
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$2,373.7	$1,618.5	$1,460.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	365.5	372.6	376.6
Effect of dilutive securities:
Employee stock awards	4.7	4.8	6.8
Denominator for diluted earnings per share — adjusted weighted average common shares	370.2	377.4	383.4

Basic net income per common share attributable to D.R. Horton, Inc.	$6.49	$4.34	$3.88
Diluted net income per common share attributable to D.R. Horton, Inc.	$6.41	$4.29	$3.81

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2020, the Company had 394,741,349 shares of common stock issued and 363,999,982 shares outstanding. No shares of preferred stock were issued or outstanding.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During fiscal 2020, the Company repurchased 7.0 million shares of its common stock for $360.4 million. At September 30, 2020, the Company’s remaining stock repurchase authorization was $535.3 million.

The Board of Directors approved and paid quarterly cash dividends of $0.175 per common share in fiscal 2020 and $0.15 per common share in fiscal 2019. In November 2020, the Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on December 14, 2020, to stockholders of record on December 4, 2020.

Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As of September 30, 2020, $394.3 million remained available for issuance under Forestar’s shelf registration statement, $100 million of which is reserved for sales under its at-the-market equity offering program that became effective in August 2020. As of September 30, 2020, no shares had been issued under the at-the-market equity offering program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company’s discretion. The Company recorded $23.4 million, $21.7 million and $18.4 million of expense for matching contributions in fiscal 2020, 2019 and 2018, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $44.5 million and $40.6 million at September 30, 2020 and 2019, respectively. The Company recorded $6.5 million, $5.8 million and $5.4 million of expense for this plan in fiscal 2020, 2019 and 2018, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $91.0 million and $78.6 million at September 30, 2020 and 2019, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $5.3 million, $2.9 million and $5.8 million in fiscal 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 131,348 shares for $5.6 million in fiscal 2020, 141,661 shares for $4.6 million in fiscal 2019 and 114,340 shares for $4.0 million in fiscal 2018. At September 30, 2020, the Company had 2.8 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2020, 2019 and 2018, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $34.3 million, $24.4 million and $23.7 million in fiscal 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). At September 30, 2020, the Company had 16.4 million shares of common stock reserved for issuance and 9.4 million shares available for future grants under the Stock Incentive Plan.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2020 are all exercisable and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2020, 2019 or 2018. The following table provides information related to stock option activity during those years.

	Year Ended September 30,
	2020		2019		2018
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,184,157	$19.53	5,856,959	$17.25	8,431,348	$16.92
Exercised	(959,742)	18.58	(2,634,802)	14.47	(2,547,139)	16.10
Cancelled or expired	—	—	(38,000)	18.98	(27,250)	22.08
Outstanding at end of year	2,224,415	$19.94	3,184,157	$19.53	5,856,959	$17.25
Exercisable at end of year	2,224,415	$19.94	3,184,157	$19.53	4,955,392	$17.07

The aggregate intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $41.2 million, $70.6 million and $76.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2020 was $123.9 million. Exercise prices for options outstanding at September 30, 2020 ranged from $9.97 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2020 is 2.4 years.

During fiscal 2020, there was no compensation expense related to stock options as all stock option awards were fully vested at September 30, 2019. For fiscal 2019 and 2018, compensation expense related to stock options was $1.0 million and $6.9 million, respectively.

Performance-Based Restricted Stock Unit (RSU) Equity Awards

During fiscal 2020, 2019 and 2018, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions and performance criteria are satisfied. The performance-based RSUs have no dividend or voting rights during the performance period. Compensation expense related to these grants is based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2020.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2020	2019	2018
				(In millions)
November 2017	September 2020	330,000	$45.79	$7.7	$8.9	$4.8
November 2018	September 2021	360,000	37.75	6.7	6.1	—
November 2019	September 2022	360,000	52.54	9.3	—	—
				$23.7	$15.0	$4.8

In November 2020, the Compensation Committee approved the payout of the performance-based RSUs that vested in September 2020 in the form of 577,500 shares of common stock to satisfy the awards.

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2020, 2019 and 2018, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 960, 900 and 920 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to time-based RSU activity during fiscal 2020, 2019 and 2018. The number of restricted stock units vested in fiscal 2020 and 2019 includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2020		2019		2018
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,889,534	$33.01	4,797,922	$31.77	4,365,782	$26.09
Granted	1,657,935	35.98	1,796,200	33.75	1,747,870	41.82
Vested	(1,651,840)	30.85	(1,430,826)	29.83	(1,149,055)	25.80
Cancelled	(169,928)	33.24	(273,762)	32.82	(166,675)	29.56
Outstanding at end of year	4,725,701	$34.79	4,889,534	$33.01	4,797,922	$31.77

The total fair value of shares vested on the vesting date during fiscal 2020, 2019 and 2018 was $95.6 million, $56.9 million and $51.0 million, respectively. For fiscal 2020, 2019 and 2018, compensation expense related to time-based RSUs was $50.6 million, $51.8 million and $39.3 million, respectively. At September 30, 2020, there was $120.6 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.7 years.

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

Changes in the Company’s warranty liability during fiscal 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Warranty liability, beginning of year	$247.3	$202.0
Warranties issued	114.4	92.7
Changes in liability for pre-existing warranties	25.5	32.0
Settlements made	(77.0)	(79.4)
Warranty liability, end of year	$310.2	$247.3

The change in liabilities for pre-existing warranties was $25.5 million and $32.0 million in fiscal 2020 and 2019, respectively. These amounts reflect the Company’s ongoing efforts to improve its customer service and relations, which in many cases results in the performance of warranty service after the original warranty period has expired. The Company has increased the amount of its warranties issued as a percentage of home cost of sales to reflect this increase in warranty costs.

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $473.8 million and $434.7 million at September 30, 2020 and 2019, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both September 30, 2020 and 2019. Expenses related to the Company’s legal contingencies were $64.4 million, $15.3 million and $41.0 million in fiscal 2020, 2019 and 2018, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2020, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s legal claims reserves during fiscal 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Reserves for legal claims, beginning of year	$434.7	$408.1
Increase in reserves	83.2	49.2
Payments	(44.1)	(22.6)
Reserves for legal claims, end of year	$473.8	$434.7

In the majority of states in which it operates, the Company has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims relate to previously closed homes over the last 15 years. These receivables totaled $81.2 million and $75.1 million at September 30, 2020 and 2019, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2019, 2020 and 2021 policy years is $0.5 million per occurrence.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2020, the Company’s homebuilding segment had total deposits of $653.4 million, consisting of cash deposits of $584.5 million and promissory notes and surety bonds of $68.9 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $9.9 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $98.2 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.0 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2020, representing $32.6 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $32.6 million remaining purchase price subject to specific performance provisions, $1.4 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2020 and 2019, Forestar reimbursed the homebuilding segment $27.0 million and $34.5 million, respectively, for previously paid earnest money and $36.3 million and $13.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2020, the Company had outstanding surety bonds of $1.8 billion and letters of credit of $178.9 million to secure performance under various contracts. Of the total letters of credit, $142.9 million were issued under the homebuilding revolving credit facility and $36.0 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2020, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2021	$17.4
Fiscal 2022	10.8
Fiscal 2023	6.0
Fiscal 2024	3.8
Fiscal 2025	1.4
Thereafter	0.1
$39.5
Rent expense was $31.5 million, $30.5 million and $27.8 million for fiscal 2020, 2019 and 2018, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Earnest money and refundable deposits	$657.1	540.0
Insurance receivables	81.2	75.1
Other receivables	143.1	103.6
Prepaid assets	46.0	49.6
Interest rate lock commitments	31.3	19.2
Margin deposits	16.2	19.6
Multi-family rental property held for sale	—	28.9
Contract assets - insurance agency commissions	47.1	39.3
Lease right of use assets	34.7	—
Mortgage servicing rights	17.1	—
Other	39.9	37.5
	$1,113.7	$912.8

The Company’s accrued expenses and other liabilities at September 30, 2020 and 2019 were as follows:

	September 30,
	2020	2019
	(In millions)
Reserves for legal claims	$473.8	$434.7
Employee compensation and related liabilities	376.1	282.1
Warranty liability	310.2	247.3
Mortgage hedging instruments and loan commitments	16.5	—
Accrued interest	35.3	26.3
Federal and state income tax liabilities	42.6	33.4
Inventory related accruals	59.7	61.5
Customer deposits	93.1	57.7
Accrued property taxes	44.1	40.1
Lease liabilities	37.0	—
Other	118.6	95.0
	$1,607.0	$1,278.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, debt securities collateralized by residential real estate, mortgage servicing rights, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:
•Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities. The Company does not currently have any assets or liabilities measured at fair value using Level 1 inputs.
•Level 2 – Valuation is determined from quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, or by model-based techniques in which all significant inputs are observable in the market. The Company’s assets and liabilities measured at fair value using Level 2 inputs on a recurring basis are as follows:
◦Mortgage loans held for sale - The fair value of these loans is generally calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. Closed mortgage loans are typically sold shortly after origination, which limits exposure to nonperformance by loan buyer counterparties to a short time period. In addition, the Company actively monitors the financial strength of its counterparties.
◦IRLCs - The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. The Company generally only issues IRLCs for products that meet specific purchaser guidelines. Should any purchaser become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company adjusts its fair value measurements for the estimated amount of IRLCs that will not close.
◦Loan sale commitments and hedging instruments - The fair values of best-efforts and mandatory loan sale commitments and derivative instruments such as forward sales of MBS that are utilized as hedging instruments are calculated by reference to quoted prices for similar assets. The Company mitigates exposure to nonperformance risk associated with derivative instruments by limiting the number of counterparties and actively monitoring their financial strength and creditworthiness. Further, the Company’s derivative contracts typically have short-term durations with maturities from one to four months. Accordingly, the Company’s risk of nonperformance relative to its derivative positions is not significant.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Level 3 – Valuation is typically derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.
The Company’s assets measured at fair value using Level 3 inputs on a recurring basis are its debt securities collateralized by residential real estate, mortgage servicing rights and a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability and for which reference to quoted prices in the secondary markets is not available.
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:
◦Inventory held and used - In determining the fair values of its inventory held and used in its impairment evaluations, the Company performs an analysis of the undiscounted cash flows estimated to be generated by those assets. The most significant factors used to estimate undiscounted future cash flows include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Inventory held and used measured at fair value represents those communities for which the estimated undiscounted cash flows are less than their carrying amounts and therefore, the Company recorded impairments during the period to record the inventory at fair value calculated based on its discounted estimated future cash flows.
◦Inventory available for sale - The factors considered in determining fair values of the Company’s land held for sale primarily include actual sale contracts and recent offers received from outside third parties, and may also include prices for land in recent comparable sales transactions and other market analysis. If the estimated fair value less the costs to sell an asset is less than the asset’s current carrying value, the asset is written down to its estimated fair value less costs to sell.
◦Certain mortgage loans held for sale - A limited number of mortgage loans held for sale have some degree of impairment affecting their marketability. For some of these loans, quoted prices in the secondary market are not available and therefore, a cash flow valuation model is used to determine fair value.
◦Certain other mortgage loans, rental properties and real estate owned - Other mortgage loans include performing and nonperforming mortgage loans, which often become real estate owned through the foreclosure process. The fair values of other mortgage loans, rental properties and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral or the value of the property, as applicable. The Company uses different methods to assess the value of the properties, which may include broker price opinions, appraisals or cash flow valuation models.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and 2019, and the changes in the fair value of the Level 3 assets during fiscal 2020 and 2019.

		Fair Value at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,503.2	15.1	1,518.3
Mortgage servicing rights (2)	Other assets	—	—	17.1	17.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	31.3	—	31.3
Forward sales of mortgage-backed securities	Other liabilities	—	(16.2)	—	(16.2)

		Fair Value at September 30, 2019
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,055.3	9.8	1,065.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	19.2	—	19.2
Forward sales of mortgage-backed securities	Other liabilities	—	(4.1)	—	(4.1)
Best-efforts and mandatory commitments	Other liabilities	—	(1.0)	—	(1.0)

	Level 3 Assets at Fair Value for the Year Ended September 30, 2020
	Balance at September 30, 2019	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2020
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$—	$—	$—	$3.9
Mortgage loans held for sale (1)	9.8	0.2	—	(2.6)	—	7.7	15.1
Mortgage servicing rights (2)	—	1.9	15.2	—	—	—	17.1
	Level 3 Assets at Fair Value for the Year Ended September 30, 2019
	Balance at September 30, 2018	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2019
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$—	$—	$—	$3.9
Mortgage loans held for sale (1)	7.8	0.9	—	(5.4)	—	6.5	9.8
___________________________________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2020 and 2019 include $15.1 million and $9.8 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $7.7 million and $6.5 million were transferred to Level 3 during fiscal 2020 and 2019, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 13%, 11% and 5%, respectively, at September 30, 2020.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2020 and 2019 was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2020 and 2019.

		Fair Value at September 30,
	Balance Sheet Location	2020		2019
		Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (1) (2)	Inventories	$—	$—	$—	$4.5
Mortgage loans held for sale (1) (3)	Mortgage loans held for sale	1.5	2.2	—	2.7
Other mortgage loans (1) (4)	Other assets	0.6	2.0	—	1.8
______________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.
(2)In performing its impairment analysis of communities, discount rates ranging from 16% to 18% were used in the periods presented.
(3)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(4)The fair values of other mortgage loans was determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2020 and 2019.

	Carrying Value	Fair Value at September 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,018.5	$3,018.5	$—	$—	$3,018.5
Restricted cash (1)	21.6	21.6	—	—	21.6
Notes payable (2) (3)	4,283.3	—	3,285.5	1,203.7	4,489.2

	Carrying Value	Fair Value at September 30, 2019
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$1,494.3	$1,494.3	$—	$—	$1,494.3
Restricted cash (1)	19.7	19.7	—	—	19.7
Notes payable (2) (3)	3,399.4	—	2,533.9	991.9	3,525.8
______________
(1)The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(2)The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.
(3)The fair values of other secured notes and borrowings on the revolving credit facilities and the mortgage repurchase facility approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Consolidated quarterly results of operations for fiscal 2020 and 2019 were (in millions, except per share amounts):

	Fiscal 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$4,020.7	$4,500.0	$5,390.0	$6,400.4
Income before income taxes	523.3	621.3	782.4	1,056.1
Income tax expense (1)	90.8	137.3	149.5	224.9
Net income	432.5	484.0	632.9	831.2
Net income attributable to noncontrolling interests	1.2	1.3	2.2	2.2
Net income attributable to D.R. Horton, Inc.	431.3	482.7	630.7	829.0
Basic net income per common share attributable to D.R. Horton, Inc.	1.17	1.32	1.73	2.28
Diluted net income per common share attributable to D.R. Horton, Inc.	1.16	1.30	1.72	2.24

	Fiscal 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$3,519.0	$4,128.7	$4,906.3	$5,038.9
Income before income taxes	375.7	462.8	626.7	660.1
Income tax expense	89.0	108.4	153.1	156.2
Net income	286.7	354.4	473.6	503.9
Net (loss) income attributable to noncontrolling interests	(0.5)	3.1	(1.2)	(1.4)
Net income attributable to D.R. Horton, Inc.	287.2	351.3	474.8	505.3
Basic net income per common share attributable to D.R. Horton, Inc.	0.77	0.94	1.28	1.37
Diluted net income per common share attributable to D.R. Horton, Inc.	0.76	0.93	1.26	1.35
___________________
(1)Income tax expense in the first, second, third and fourth quarters of fiscal 2020 include a tax benefit of $32.9 million, $6.6 million, $38.1 million and $15.8 million, respectively, related to federal energy efficient homes tax credits that were retroactively reinstated during the first quarter.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2020 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2020, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters,” “Delinquent Section 16(a) Reports” and “Requesting Documents from the Company” in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2020.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	8,000,116	(1)	$19.94	(2)	10,827,847	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	8,000,116		$19.94		10,827,847
______________
(1)Amount includes outstanding stock option and restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted.
(2)Amount reflects the weighted average exercise price with respect to outstanding stock options and does not take into account outstanding restricted stock units, which do not have an exercise price.
(3)Amount includes 2,827,731 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 131,348 shares of common stock in fiscal 2020.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report.
(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits
The exhibits listed in (b) are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)Exhibits

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

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 2, 2017, filed with the SEC on November 8, 2017).
4.1	See Exhibit 3.1.
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

Exhibit Number		Exhibit

4.8
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

4.10
Indenture, dated as of April 12, 2019, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 12, 2019).

4.11
Senior Debt Securities Indenture, dated as of October 10, 2019, among the Company and Branch Banking and Trust Company, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

4.12
First Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.500% Senior Notes Due 2024 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 10, 2019, filed with the SEC on October 10, 2019).

4.13
Second Supplemental Indenture, dated as of May 5, 2020, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.600% Senior Notes Due 2025 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 5, 2020, filed with the SEC on May 5, 2020).

4.14
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

4.15
Third Supplemental Indenture, dated as of October 2, 2020, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.400% Senior Notes Due 2027 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 2, 2020, filed with the SEC on October 2, 2020).

4.16		Description of Securities (incorporated by reference from Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).
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

Exhibit Number		Exhibit

10.22	†
Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2020) (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).

10.23	* †	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2021).
10.24	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2020) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).

10.25	* †	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2021).
10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2020) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).

10.27	* †	Summary of Director, Committee and Chairperson Compensation (fiscal 2021).
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

Exhibit Number	Exhibit

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

10.44
Seventh Amendment to Second Amended and Restated Master Repurchase Agreement, dated March 26, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).

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

10.47
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

10.48
364-Day Credit Agreement, dated May 28, 2020, among the Company, the guarantors party thereto, Mizuho Bank, Ltd., as administrative agent, joint book runner, arranger, and a lender, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 28, 2020, filed with the SEC on June 1, 2020).

10.49
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2015, filed with the SEC on March 4, 2015).

Exhibit Number		Exhibit

10.50
Stockholder’s Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

10.51
Master Supply Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2017, filed with the SEC on June 29, 2017).

10.52
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.53
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K dated October 2, 2019, filed with the SEC on October 3, 2019).

21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of PricewaterhouseCoopers LLP, Fort Worth, Texas.
23.2	*	Consent of Ernst & Young LLP, Fort Worth, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
	*	Filed or furnished herewith.
	**	Submitted electronically herewith.
	†	Management contract or compensatory plan arrangement.

ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 19, 2020	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 19, 2020
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2020
Bill W. Wheat

/s/ Aron M. Odom	Vice President and Controller (Principal Accounting Officer)	November 19, 2020
Aron M. Odom

/s/ Donald R. Horton	Chairman of the Board and Director	November 19, 2020
Donald R. Horton

/s/ Barbara K. Allen	Director	November 19, 2020
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 19, 2020
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 19, 2020
Michael R. Buchanan

/s/ Michael W. Hewatt	Director	November 19, 2020
Michael W. Hewatt

/s/ Maribess L. Miller	Director	November 19, 2020
Maribess L. Miller