Form 10-Q
period 2020-12-31
HORTON D R INC /DE/
filed 2021-01-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 20, 2021, there were 363,701,712 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,454.9	$3,018.5
Restricted cash	20.0	21.6
Total cash, cash equivalents and restricted cash	2,474.9	3,040.1
Inventories:
Construction in progress and finished homes	6,598.8	5,984.1
Residential land and lots — developed and under development	6,856.1	6,171.8
Land held for development	97.8	53.2
Land held for sale	23.8	28.3
Total inventory	13,576.5	12,237.4
Mortgage loans held for sale	1,438.9	1,529.0
Deferred income taxes, net of valuation allowance of $7.5 million at December 31, 2020 and September 30, 2020	142.0	144.9
Property and equipment, net	748.4	683.7
Other assets	1,236.2	1,113.7
Goodwill	163.5	163.5
Total assets	$19,780.4	$18,912.3
LIABILITIES
Accounts payable	$845.6	$900.5
Accrued expenses and other liabilities	1,938.9	1,607.0
Notes payable	4,225.6	4,283.3
Total liabilities	7,010.1	6,790.8
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 395,389,246 shares issued and 363,647,879 shares outstanding at December 31, 2020 and 394,741,349 shares issued and 363,999,982 shares outstanding at September 30, 2020	4.0	3.9
Additional paid-in capital	3,236.9	3,240.9
Retained earnings	10,476.7	9,757.8
Treasury stock, 31,741,367 shares and 30,741,367 shares at December 31, 2020 and September 30, 2020, respectively, at cost	(1,232.4)	(1,162.6)
Stockholders’ equity	12,485.2	11,840.0
Noncontrolling interests	285.1	281.5
Total equity	12,770.3	12,121.5
Total liabilities and equity	$19,780.4	$18,912.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2020	2019
	(In millions, except per share data) (Unaudited)
Revenues	$5,933.4	$4,020.7
Cost of sales	4,332.5	3,084.2
Selling, general and administrative expense	585.9	455.8
Gain on sale of assets	(14.0)	(31.1)
Other (income) expense	(5.3)	(11.5)
Income before income taxes	1,034.3	523.3
Income tax expense	239.1	90.8
Net income	795.2	432.5
Net income attributable to noncontrolling interests	3.4	1.2
Net income attributable to D.R. Horton, Inc.	$791.8	$431.3

Basic net income per common share attributable to D.R. Horton, Inc.	$2.17	$1.17
Weighted average number of common shares	364.4	368.3

Diluted net income per common share attributable to D.R. Horton, Inc.	$2.14	$1.16
Adjusted weighted average number of common shares	370.0	373.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2020	2019
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$795.2	$432.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20.4	19.0
Amortization of discounts and fees	2.5	3.1
Stock-based compensation expense	21.7	16.6
Equity in earnings of unconsolidated entities	(0.9)	(0.5)
Deferred income taxes	2.9	7.2
Inventory and land option charges	8.3	3.8
Gain on sale of assets	(14.0)	(31.1)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(591.2)	(334.8)
Increase in residential land and lots – developed, under development, held for development and held for sale	(716.8)	(373.1)
(Increase) decrease in other assets	(124.9)	2.0
Net decrease in mortgage loans held for sale	90.1	46.9
Increase in accounts payable, accrued expenses and other liabilities	254.6	94.6
Net cash used in operating activities	(252.1)	(113.8)
INVESTING ACTIVITIES
Expenditures for property and equipment	(16.3)	(21.6)
Proceeds from sale of assets	31.8	62.8
Expenditures related to rental properties	(86.2)	(59.6)
Return of investment in unconsolidated entities	2.1	1.9
Net principal decrease (increase) of other mortgage loans and real estate owned	0.2	(0.6)
Payments related to business acquisitions	(23.0)	(0.7)
Net cash used in investing activities	(91.4)	(17.8)
FINANCING ACTIVITIES
Proceeds from notes payable	494.1	495.7
Repayment of notes payable	(400.1)	—
Payments on mortgage repurchase facility, net	(163.5)	(38.6)
Proceeds from stock associated with certain employee benefit plans	0.9	4.1
Cash paid for shares withheld for taxes	(26.3)	(17.3)
Cash dividends paid	(72.9)	(64.6)
Repurchases of common stock	(53.8)	(163.1)
Distributions to noncontrolling interests, net	(0.1)	(0.4)
Other financing activities	—	(2.3)
Net cash (used in) provided by financing activities	(221.7)	213.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(565.2)	81.9
Cash, cash equivalents and restricted cash at beginning of period	3,040.1	1,514.0
Cash, cash equivalents and restricted cash at end of period	$2,474.9	$1,595.9
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$12.5	$—
Stock issued under employee incentive plans	$44.7	$31.8
Accrued expenditures for property and equipment	$21.8	$7.7
Accrual for holdback payments related to acquisitions	$2.6	$9.5
Repurchase of common stock not settled	$16.0	$—
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2020

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

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2020, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021 or subsequent periods.

Business Acquisition

In October 2020, the Company acquired the homebuilding operations of Braselton Homes for approximately $23.0 million in cash. Braselton Homes operates in Corpus Christi, Texas. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. The Company also acquired a sales order backlog of approximately 125 homes.

Pending Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for the Company beginning October 1, 2021, although early adoption is permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 90 markets across 29 states. The Company’s operating segments are its 55 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

During fiscal 2020, the Company began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, the Company generally expects to market the community for a bulk sale of homes. These operations are reported in the Company’s homebuilding segment. During the three months ended December 31, 2020, the Company completed its first sale of a single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $14.0 million. At December 31, 2020, the Company’s homebuilding fixed assets included $106.6 million of assets related to its single-family rental platform, representing 13 communities totaling 890 single-family rental homes and finished lots, which included 440 completed homes. At September 30, 2020, the Company’s homebuilding fixed assets included $87.2 million of assets related to its single-family rental platform, representing 10 communities totaling 740 single-family rental homes and finished lots, which included 440 completed homes.

The Forestar segment is a residential lot development company with operations in 51 markets across 21 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

In addition to its homebuilding, Forestar and financial services operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, constructs and owns income-producing multi-family rental properties, owns non-residential real estate including ranch land and improvements and owns and operates oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other. The Company’s multi-family rental operations develop, construct, lease and own multi-family rental properties, which are typically marketed for sale after achieving a stabilized level of leased occupancy. At December 31, 2020, the Company had four multi-family rental projects under active construction and four projects that were substantially complete. These eight projects represent 2,325 multi-family units, including 1,015 units under active construction and 1,310 completed units. At December 31, 2020 and September 30, 2020, the consolidated balance sheets included $294.3 million and $246.2 million, respectively, of multi-family rental assets.

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,129.3	$237.4	$65.3	$22.9	$—	$2,454.9
Restricted cash	10.8	—	9.0	0.2	—	20.0
Inventories:
Construction in progress and finished homes	6,665.1	—	—	—	(66.3)	6,598.8
Residential land and lots — developed and under development	5,407.3	1,484.9	—	—	(36.1)	6,856.1
Land held for development	42.3	55.5	—	—	—	97.8
Land held for sale	23.8	—	—	—	—	23.8
	12,138.5	1,540.4	—	—	(102.4)	13,576.5
Mortgage loans held for sale	—	—	1,438.9	—	—	1,438.9
Deferred income taxes, net	142.6	—	—	—	(0.6)	142.0
Property and equipment, net	388.3	1.9	3.7	359.1	(4.6)	748.4
Other assets	1,121.7	29.4	121.5	56.5	(92.9)	1,236.2
Goodwill	134.3	—	—	—	29.2	163.5
	$16,065.5	$1,809.1	$1,638.4	$438.7	$(171.3)	$19,780.4
Liabilities
Accounts payable	$786.4	$42.2	$—	$17.0	$—	$845.6
Accrued expenses and other liabilities	1,741.6	218.8	101.0	10.9	(133.4)	1,938.9
Notes payable	2,606.2	654.1	969.1	—	(3.8)	4,225.6
	$5,134.2	$915.1	$1,070.1	$27.9	$(137.2)	$7,010.1
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

	September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,551.1	$394.3	$55.6	$17.5	$—	$3,018.5
Restricted cash	9.5	—	11.9	0.2	—	21.6
Inventories:
Construction in progress and finished homes	6,037.5	—	—	—	(53.4)	5,984.1
Residential land and lots — developed and under development	4,901.4	1,304.3	—	—	(33.9)	6,171.8
Land held for development	47.8	5.4	—	—	—	53.2
Land held for sale	28.3	—	—	—	—	28.3
	11,015.0	1,309.7	—	—	(87.3)	12,237.4
Mortgage loans held for sale	—	—	1,529.0	—	—	1,529.0
Deferred income taxes, net	142.3	—	—	—	2.6	144.9
Property and equipment, net	372.8	1.1	3.9	308.9	(3.0)	683.7
Other assets	996.4	34.8	125.8	52.8	(96.1)	1,113.7
Goodwill	134.3	—	—	—	29.2	163.5
	$15,221.4	$1,739.9	$1,726.2	$379.4	$(154.6)	$18,912.3
Liabilities
Accounts payable	$859.3	$29.2	$—	$12.0	$—	$900.5
Accrued expenses and other liabilities	1,438.3	197.8	86.8	12.2	(128.1)	1,607.0
Notes payable	2,514.4	641.1	1,132.6	—	(4.8)	4,283.3
	$4,812.0	$868.1	$1,219.4	$24.2	$(132.9)	$6,790.8
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

	Three Months Ended December 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$5,698.7	$—	$—	$—	$—	$5,698.7
Land/lot sales and other	19.9	307.1	—	14.7	(294.2)	47.5
Financial services	—	—	187.2	—	—	187.2
	5,718.6	307.1	187.2	14.7	(294.2)	5,933.4
Cost of sales
Home sales (3)	4,325.1	—	—	—	(27.7)	4,297.4
Land/lot sales and other	13.8	262.5	—	—	(249.5)	26.8
Inventory and land option charges	7.9	0.4	—	—	—	8.3
	4,346.8	262.9	—	—	(277.2)	4,332.5
Selling, general and administrative expense	451.2	15.5	109.5	9.6	0.1	585.9
Gain on sale of assets	(13.1)	—	—	(0.9)	—	(14.0)
Other (income) expense	(1.5)	(0.5)	(6.4)	3.8	(0.7)	(5.3)
Income before income taxes	$935.2	$29.2	$84.1	$2.2	$(16.4)	$1,034.3
Summary Cash Flow Information
Depreciation and amortization	$15.4	$0.1	$0.4	$4.4	$0.1	$20.4
Cash (used in) provided by operating activities	$(269.2)	$(158.7)	$173.1	$1.2	$1.5	$(252.1)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

	Three Months Ended December 31, 2019
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$3,863.3	$—	$—	$—	$—	$3,863.3
Land/lot sales and other	19.7	247.2	—	8.8	(221.2)	54.5
Financial services	—	—	102.9	—	—	102.9
	3,883.0	247.2	102.9	8.8	(221.2)	4,020.7
Cost of sales
Home sales (3)	3,051.6	—	—	—	(6.7)	3,044.9
Land/lot sales and other	13.3	216.3	—	—	(194.1)	35.5
Inventory and land option charges	3.5	0.3	—	—	—	3.8
	3,068.4	216.6	—	—	(200.8)	3,084.2
Selling, general and administrative expense	358.4	10.5	77.9	8.8	0.2	455.8
Loss (gain) on sale of assets	—	0.1	—	(31.2)	—	(31.1)
Other (income) expense	(5.4)	(2.2)	(5.5)	1.6	—	(11.5)
Income before income taxes	$461.6	$22.2	$30.5	$29.6	$(20.6)	$523.3
Summary Cash Flow Information
Depreciation and amortization	$16.5	$0.1	$0.4	$1.9	$0.1	$19.0
Cash (used in) provided by operating activities	$(178.4)	$(11.7)	$83.5	$3.9	$(11.1)	$(113.8)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

Homebuilding Inventories by Reporting Segment (1)	December 31, 2020	September 30, 2020
	(In millions)
East	$1,444.3	$1,328.3
Midwest	1,079.7	958.5
Southeast	3,142.8	2,919.9
South Central	3,255.8	2,879.9
Southwest	849.2	695.8
West	2,143.6	2,009.1
Corporate and unallocated (2)	223.1	223.5
	$12,138.5	$11,015.0
_________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2020	2019
	(In millions)
Revenues
East	$809.2	$520.5
Midwest	413.1	282.6
Southeast	1,778.4	1,150.6
South Central	1,474.9	958.7
Southwest	232.6	211.0
West	1,010.4	759.6
	$5,718.6	$3,883.0
Inventory and Land Option Charges
East	$0.6	$0.1
Midwest	0.1	0.1
Southeast	6.7	1.4
South Central	0.1	1.5
Southwest	0.1	0.1
West	0.3	0.3
	$7.9	$3.5
Income before Income Taxes
East	$132.5	$59.9
Midwest	49.2	18.6
Southeast	305.8	146.3
South Central	264.7	132.6
Southwest	38.6	34.5
West	144.4	69.7
	$935.2	$461.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of December 31, 2020, the Company performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $33.5 million and recorded impairment charges of $5.6 million during the three months ended December 31, 2020 to reduce the carrying value of impaired land to fair value. There were no impairment charges recorded in the prior year period.

During the three months ended December 31, 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $2.7 million and $3.8 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2020	September 30, 2020
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility	—	—
2.55% senior notes due 2020 (1)	—	399.8
4.375% senior notes due 2022 (1)	349.3	349.2
4.75% senior notes due 2023 (1)	299.3	299.2
5.75% senior notes due 2023 (1)	398.8	398.7
2.5% senior notes due 2024 (1)	496.6	496.5
2.6% senior notes due 2025 (1)	495.6	495.1
1.4% senior notes due 2027 (1)	494.1	—
Other secured notes (2)	68.7	71.1
	2,602.4	2,509.6
Forestar:
Unsecured:
Revolving credit facility	—	—
8.0% senior notes due 2024 (3)	345.5	345.2
5.0% senior notes due 2028 (3)	296.1	295.9
Other secured notes	12.5	—
	654.1	641.1
Financial Services:
Mortgage repurchase facility	969.1	1,132.6
	$4,225.6	$4,283.3
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $14.1 million and $10.7 million at December 31, 2020 and September 30, 2020, respectively.
(2)Homebuilding other secured notes excludes $3.8 million and $4.8 million of earnest money notes payable due to Forestar at December 31, 2020 and September 30, 2020, respectively. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $8.4 million and $8.9 million at December 31, 2020 and September 30, 2020, respectively.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At December 31, 2020, there were no borrowings outstanding and $151.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.44 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

In May 2020, the Company entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings outstanding under the facility at December 31, 2020.

The Company’s homebuilding revolving credit facilities impose restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2020, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facilities and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in August 2018, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In October 2020, the Company issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, the Company repaid $400 million principal amount of its 2.55% senior notes at maturity.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2020.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2020, there were no borrowings outstanding and $40.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $339.5 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At December 31, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2020.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.35 billion; however, the capacity increased, without requiring additional commitments, to $1.575 billion for approximately 45 days around September 30, 2020 and increased again for approximately 30 days around December 31, 2020. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021. The Company is currently in discussions with its lenders and expects to renew and extend the facility on similar terms prior to its maturity date.

As of December 31, 2020, $1.31 billion of mortgage loans held for sale with a collateral value of $1.29 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $319.4 million, DHI Mortgage had an obligation of $969.1 million outstanding under the mortgage repurchase facility at December 31, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2021 and fiscal 2020, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Capitalized interest, beginning of period	$207.7	$180.1
Interest incurred (1)	40.4	37.7
Interest charged to cost of sales	(33.0)	(25.7)
Capitalized interest, end of period	$215.1	$192.1
_______________
(1)    Interest incurred included interest on the Company's mortgage repurchase facility of $4.5 million and $4.7 million in the three months ended December 31, 2020 and 2019, respectively, and Forestar interest of $11.5 million and $8.7 million in those periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at December 31, 2020 and September 30, 2020 are summarized below.

	December 31, 2020	September 30, 2020
	(In millions)
Homebuilding
Buildings and improvements	$272.7	$267.4
Model home furniture	134.4	134.0
Office furniture and equipment	109.4	108.1
Land	31.8	32.3
Single-family rental operations
Single-family rental properties	89.3	68.1
Land	17.3	19.1
Total single-family rental operations	106.6	87.2
Accumulated depreciation	(266.6)	(256.2)
Total homebuilding	388.3	372.8
Other Businesses
Multi-family rental operations
Multi-family rental properties	204.2	173.8
Land	77.0	58.3
Total multi-family rental operations	281.2	232.1
Oil and gas related assets	69.2	69.7
Office furniture and equipment	16.1	15.6
Land	19.7	19.7
Accumulated depreciation	(27.1)	(28.2)
Total other businesses	359.1	308.9
Forestar, net	1.9	1.1
Financial services, net	3.7	3.9
Eliminations	(4.6)	(3.0)
Property and equipment, net	$748.4	$683.7

Depreciation expense was $17.8 million and $17.2 million during the three months ended December 31, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At December 31, 2020, mortgage loans held for sale had an aggregate carrying value of $1.44 billion and an aggregate outstanding principal balance of $1.37 billion. At September 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.53 billion and an aggregate outstanding principal balance of $1.46 billion. During the three months ended December 31, 2020 and 2019, mortgage loans originated totaled $3.5 billion and $2.3 billion, respectively, and mortgage loans sold totaled $3.6 billion and $2.3 billion, respectively. The Company had gains on sales of loans and servicing rights of $138.9 million during the three months ended December 31, 2020 compared to $73.6 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the three months ended December 31, 2020, approximately 66% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae) or into securities backed by the Government National Mortgage Association (Ginnie Mae) and 27% were sold to two other major financial entities.

In response to the COVID-19 pandemic (C-19), the U.S. government has taken various actions to support the economy and the continued functioning of the financial markets. In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included changes to current forbearance options for government-backed loans designed to keep homeowners in their homes. Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March. As a result, the Company began retaining the servicing rights on a portion of its loan originations. Servicing values have since improved, and the Company sold a portion of its retained mortgage servicing rights in the three months ended December 31, 2020. The Company expects to continue retaining some servicing rights prior to selling them to third parties, typically within six months of loan origination. At December 31, 2020 and September 30, 2020, the fair value of mortgage servicing rights was $9.8 million and $17.1 million, respectively, and is included in other assets in the consolidated balance sheets.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At December 31, 2020 and September 30, 2020, the Company had mortgage-backed securities (MBS) totaling $1.4 billion and $1.1 billion, respectively, that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $7.5 million and $5.3 million for the fair value of such MBS position.

NOTE H – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2020 and 2019 was $239.1 million and $90.8 million, respectively. The effective tax rate was 23.1% for the three months ended December 31, 2020 compared to 17.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the three months ended December 31, 2019, the retroactive reinstatement of the federal energy efficient homes tax credit for homes closed from January 1, 2018 to September 30, 2019 reduced the effective tax rate by 5.6%.

The Company’s deferred tax assets, net of deferred tax liabilities, were $149.5 million at December 31, 2020 compared to $152.4 million at September 30, 2020. The Company has a valuation allowance of $7.5 million at December 31, 2020 and September 30, 2020 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2020	2019
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$791.8	$431.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	364.4	368.3
Effect of dilutive securities:
Employee stock awards	5.6	5.1
Denominator for diluted earnings per share — adjusted weighted average common shares	370.0	373.4

Basic net income per common share attributable to D.R. Horton, Inc.	$2.17	$1.17
Diluted net income per common share attributable to D.R. Horton, Inc.	$2.14	$1.16

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. As of December 31, 2020, $394.3 million remained available for issuance under Forestar’s shelf registration statement, $100 million of which is reserved for sales under its at-the-market equity offering program that became effective in August 2020. As of December 31, 2020, no shares had been issued under the at-the-market equity offering program.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During the three months ended December 31, 2020, the Company repurchased 1.0 million shares of its common stock for $69.8 million. The Company’s remaining authorization at December 31, 2020 was $465.5 million.

During the three months ended December 31, 2020, the Board of Directors approved a quarterly cash dividend of $0.20 per common share, which was paid on December 14, 2020 to stockholders of record on December 4, 2020. In January 2021, the Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on February 25, 2021 to stockholders of record on February 17, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

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

In November 2020, the Company granted 360,000 performance-based RSU equity awards to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2023. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $70.60 per unit. Compensation expense related to this grant was $3.2 million in the three months ended December 31, 2020, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

Stock-based compensation expense related to the Company’s performance-based and time-based restricted stock units was $21.2 million during the three months ended December 31, 2020 compared to $15.9 million during the three months ended December 31, 2019.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

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

Changes in the Company’s warranty liability during the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Warranty liability, beginning of period	$310.2	$247.3
Warranties issued	33.3	21.2
Changes in liability for pre-existing warranties	2.6	2.7
Settlements made	(22.1)	(19.6)
Warranty liability, end of period	$324.0	$251.6

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $491.8 million and $473.8 million at December 31, 2020 and September 30, 2020, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both December 31, 2020 and September 30, 2020. Expenses related to the Company’s legal contingencies were $17.4 million and $16.6 million in the three months ended December 31, 2020 and 2019, respectively.

Changes in the Company’s legal claims reserves during the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended December 31,
	2020	2019
	(In millions)
Reserves for legal claims, beginning of period	$473.8	$434.7
Increase in reserves	24.2	21.1
Payments	(6.2)	(23.3)
Reserves for legal claims, end of period	$491.8	$432.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $82.2 million, $81.2 million and $76.9 million at December 31, 2020, September 30, 2020 and December 31, 2019, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At December 31, 2020, the Company’s homebuilding segment had total deposits of $776.0 million, consisting of cash deposits of $710.3 million and promissory notes and surety bonds of $65.7 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $11.9 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $122.9 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.3 billion. A limited number of the homebuilding land and lot purchase contracts at December 31, 2020, representing $73.5 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $73.5 million remaining purchase price subject to specific performance provisions, $41.5 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2020 and 2019, Forestar reimbursed the homebuilding segment $16.1 million and $10.7 million, respectively, for previously paid earnest money and $20.9 million and $5.2 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2020, the Company had outstanding surety bonds of $1.9 billion and letters of credit of $192.1 million to secure performance under various contracts. Of the total letters of credit, $151.6 million were issued under the homebuilding revolving credit facility and $40.5 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020	September 30, 2020
	(In millions)
Earnest money and refundable deposits	$763.4	$657.1
Insurance receivables	82.2	81.2
Other receivables	145.6	143.1
Prepaid assets	53.4	46.0
Interest rate lock commitments	26.4	31.3
Margin deposits	33.4	16.2
Contract assets - insurance agency commissions	49.1	47.1
Lease right of use assets	33.4	34.7
Mortgage servicing rights	9.8	17.1
Other	39.5	39.9
	$1,236.2	$1,113.7

The Company’s accrued expenses and other liabilities at December 31, 2020 and September 30, 2020 were as follows:

	December 31, 2020	September 30, 2020
	(In millions)
Reserves for legal claims	$491.8	$473.8
Employee compensation and related liabilities	361.8	376.1
Warranty liability	324.0	310.2
Mortgage hedging instruments and loan commitments	41.3	16.5
Accrued interest	37.9	35.3
Federal and state income tax liabilities	281.8	42.6
Inventory related accruals	68.5	59.7
Customer deposits	110.5	93.1
Accrued property taxes	32.6	44.1
Lease liabilities	35.5	37.0
Other	153.2	118.6
	$1,938.9	$1,607.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020. Changes in the fair value of the Level 3 assets during the three months ended December 31, 2020 and 2019 were not material.

		Fair Value at December 31, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,411.6	17.9	1,429.5
Mortgage servicing rights (2)	Other assets	—	—	9.8	9.8
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	26.4	—	26.4
Forward sales of mortgage-backed securities	Other liabilities	—	(38.5)	—	(38.5)

		Fair Value at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,503.2	15.1	1,518.3
Mortgage servicing rights (2)	Other assets	—	—	17.1	17.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	31.3	—	31.3
Forward sales of mortgage-backed securities	Other liabilities	—	(16.2)	—	(16.2)

___________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at December 31, 2020 and September 30, 2020 include $17.9 million and $15.1 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 11%, 11% and 5%, respectively, at December 31, 2020 and 13%, 11% and 5%, respectively, at September 30, 2020.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change for the three months ended December 31, 2020 and 2019 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2020

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at December 31, 2020 and September 30, 2020:

		Fair Value at December 31, 2020		Fair Value at September 30, 2020
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (1) (2)	Inventories	$—	$9.7	$—	$—
Mortgage loans held for sale (1) (3)	Mortgage loans held for sale	—	1.5	1.5	2.2
Other mortgage loans (1) (4)	Other assets	—	1.1	0.6	2.0
___________________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.
(2)The fair value of inventory was determined based on recent offers received from outside parties.
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at December 31, 2020 and September 30, 2020:

	Carrying Value	Fair Value at December 31, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$2,454.9	$2,454.9	$—	$—	$2,454.9
Restricted cash (1)	20.0	20.0	—	—	20.0
Notes payable (2) (3)	4,225.6	—	3,389.9	1,050.3	4,440.2

	Carrying Value	Fair Value at September 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,018.5	$3,018.5	$—	$—	$3,018.5
Restricted cash (1)	21.6	21.6	—	—	21.6
Notes payable (2) (3)	4,283.3	—	3,285.5	1,203.7	4,489.2
___________________
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2020. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

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

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $150,000 to more than $1,000,000, with an average closing price of $304,100 during the three months ended December 31, 2020. Approximately 92% of our home sales revenue in the three months ended December 31, 2020 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers across our markets. Our entry-level homes at affordable price points have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand.

During fiscal 2020, we began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, we generally expect to market the community for a bulk sale of homes. These operations are reported in our homebuilding segment. During the three months ended December 31, 2020, we completed our first sale of a single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $14.0 million. At December 31, 2020, our homebuilding fixed assets included $106.6 million of assets related to our single-family rental platform, representing 13 communities totaling 890 single-family rental homes and finished lots, which included 440 completed homes.

At December 31, 2020, we owned 65% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. During fiscal 2019 and 2020, Forestar raised capital by issuing senior notes and common stock in the public markets and has invested this capital in land acquisition and development to expand its business across the United States.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the majority of the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production shortly after origination. Our 100% owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services, primarily related to our homebuilding transactions.

In addition to our homebuilding, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other. Our multi-family rental operations develop, construct, lease and own multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At December 31, 2020 and September 30, 2020, our consolidated balance sheets included $294.3 million and $246.2 million, respectively, of multi-family rental assets. Total assets related to other business activities were $438.7 million and $379.4 million at December 31, 2020 and September 30, 2020, respectively.

OVERVIEW

First Quarter Operating Results

During the three months ended December 31, 2020, the number and value of our net sales orders increased 56% and 62%, respectively, compared to the prior year period. During the three months ended December 31, 2020, our number of homes closed and home sales revenues increased 45% and 48%, respectively, compared to the prior year period, and our consolidated revenues increased 48% to $5.9 billion compared to $4.0 billion in the prior year period. Our pre-tax income was $1.0 billion in the three months ended December 31, 2020 compared to $523.3 million in the prior year period, and our pre-tax operating margin was 17.4% compared to 13.0%. Net income was $795.2 million in the three months ended December 31, 2020 compared to $432.5 million in the prior year period.

In the trailing twelve months ended December 31, 2020, our return on equity (ROE) was 24.4% compared to 18.2% in the prior year period, and our homebuilding return on inventory (ROI) was 28.0% compared to 18.7%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 72% of the lots owned and controlled at December 31, 2020 compared to 70% at September 30, 2020 and 61% at December 31, 2019. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to increase the controlled portion of our lot pipeline.

COVID-19

During March 2020, the impacts of the COVID-19 pandemic (C-19) and the related widespread reductions in economic activity across the United States began to adversely affect our business. However, residential construction and financial services are designated as essential businesses as part of critical infrastructure in almost all of the municipalities across the U.S. where we operate. We implemented operational protocols to comply with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

During April 2020 when restrictive stay-at-home orders were in place for many markets across the United States, we experienced increases in sales cancellations and decreased sales orders compared to the prior year. However, as economic activity began to resume and restrictive orders were eased, demand for our homes improved significantly during the remainder of fiscal 2020 and the first quarter of fiscal 2021.

We believe the increase in demand has been primarily fueled by increased buyer urgency due to lower interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets. We were and remain well-positioned for increased demand with our affordable product offerings, lot supply and housing inventory.

However, even with the resurgence of demand, we remain cautious as to the ongoing impact of C-19 on our operations and on the overall economy. There is significant uncertainty regarding the extent to which and how long C-19 and its related effects will impact the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability and cost of mortgage loans to homebuyers. The extent to which this impacts our operational and financial performance will depend on future developments, including the duration and severity of C-19 and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted.

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

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to maximize the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions and make opportunistic strategic investments. We have made operational adjustments as a result of C-19; however, our strategy remains consistent and includes the following initiatives:
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
•Continuing to seek opportunities to expand the portion of our land and finished lots controlled through purchase contracts with Forestar and other land developers across the country.
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
•Investing in the construction and leasing of single-family and multi-family rental properties to meet rental demand in high growth suburban markets and selling these properties profitably.

We believe our operating strategy, which has produced positive results in recent years, will allow us to successfully operate through changing economic conditions to maintain and improve our financial and competitive position. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust parts of our strategy to meet future market conditions.

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2020, as compared to the same period of 2019, were as follows:

Homebuilding:
•Homebuilding revenues increased 47% to $5.7 billion compared to $3.9 billion.
•Homes closed increased 45% to 18,739 homes, and the average closing price of those homes was $304,100.
•Net sales orders increased 56% to 20,418 homes, and the value of net sales orders increased 62% to $6.4 billion.
•Sales order backlog increased 107% to 28,487 homes, and the value of sales order backlog increased 111% to $8.9 billion.
•Home sales gross margin was 24.1% compared to 21.0%.
•Homebuilding SG&A expense was 7.9% of homebuilding revenues compared to 9.2%.
•Homebuilding pre-tax income was $935.2 million compared to $461.6 million.
•Homebuilding pre-tax income was 16.4% of homebuilding revenues compared to 11.9%.
•Homebuilding cash and cash equivalents totaled $2.1 billion compared to $2.6 billion and $1.2 billion at September 30, 2020 and December 31, 2019, respectively.
•Homebuilding inventories totaled $12.1 billion compared to $11.0 billion and $10.9 billion at September 30, 2020 and December 31, 2019, respectively.
•Homes in inventory totaled 42,100 compared to 38,000 and 30,200 at September 30, 2020 and December 31, 2019, respectively.
•Owned lots totaled 122,000 compared to 112,600 and 123,400 at September 30, 2020 and December 31, 2019, respectively. Lots controlled through purchase contracts increased to 318,700 from 264,300 and 195,600 at September 30, 2020 and December 31, 2019, respectively.
•Homebuilding debt was $2.6 billion compared to $2.5 billion at both September 30, 2020 and December 31, 2019.
•Homebuilding debt to total capital was 17.3% compared to 17.5% and 19.5% at September 30, 2020 and December 31, 2019, respectively.

Forestar:
•Forestar’s revenues increased 24% to $307.1 million compared to $247.2 million. Revenues in the current and prior year quarters included $294.2 million and $221.2 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 47% to 3,567 compared to 2,422. Lots sold to D.R. Horton totaled 3,389 compared to 2,390.
•Forestar’s pre-tax income was $29.2 million compared to $22.2 million.
•Forestar’s pre-tax income was 9.5% of revenues compared to 9.0%.
•Forestar’s cash and cash equivalents totaled $237.4 million compared to $394.3 million and $373.3 million at September 30, 2020 and December 31, 2019, respectively.
•Forestar’s inventories totaled $1.5 billion compared to $1.3 billion and $1.1 billion at September 30, 2020 and December 31, 2019, respectively.
•Forestar’s owned and controlled lots totaled 77,500 compared to 60,500 and 44,500 at September 30, 2020 and December 31, 2019, respectively. Of these lots, 34,900 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 30,400 and 25,600 at September 30, 2020 and December 31, 2019, respectively.
•Forestar’s debt was $654.1 million compared to $641.1 million and $462.1 million at September 30, 2020 and December 31, 2019, respectively.
•Forestar’s debt to total capital was 42.3% compared to 42.4% and 35.9% at September 30, 2020 and December 31, 2019, respectively.

Financial Services:
•Financial services revenues increased 82% to $187.2 million compared to $102.9 million.
•Financial services pre-tax income increased 176% to $84.1 million compared to $30.5 million.
•Financial services pre-tax income was 44.9% of financial services revenues compared to 29.6%.

Consolidated Results:
•Consolidated pre-tax income increased 98% to $1.0 billion compared to $523.3 million.
•Consolidated pre-tax income was 17.4% of consolidated revenues compared to 13.0%.
•Income tax expense was $239.1 million compared to $90.8 million, and our effective tax rate was 23.1% compared to 17.4%.
•Net income attributable to D.R. Horton increased 84% to $791.8 million compared to $431.3 million.
•Diluted net income per common share attributable to D.R. Horton increased 84% to $2.14 compared to $1.16.
•Stockholders’ equity was $12.5 billion compared to $11.8 billion and $10.2 billion at September 30, 2020 and December 31, 2019, respectively.
•Book value per common share increased to $34.33 compared to $32.53 and $27.92 at September 30, 2020 and December 31, 2019, respectively.
•Debt to total capital was 25.3% compared to 26.6% at September 30, 2020 and 27.0% at December 31, 2019.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Midwest Region
Delaware	Central Delaware	Colorado	Colorado Springs
	Northern Delaware		Denver
Georgia	Savannah		Fort Collins
Maryland	Baltimore	Illinois	Chicago
	Suburban Washington, D.C.	Indiana	Fort Wayne
New Jersey	Northern New Jersey		Indianapolis
	Southern New Jersey	Iowa	Des Moines
North Carolina	Asheville	Minnesota	Minneapolis/St. Paul
	Charlotte	Ohio	Cincinnati
	Greensboro/Winston-Salem		Columbus
Raleigh/Durham
	Wilmington		South Central Region
Pennsylvania	Central Pennsylvania	Louisiana	Baton Rouge
	Philadelphia		Lake Charles/Lafayette
South Carolina	Charleston	Oklahoma	Oklahoma City
	Columbia	Texas	Austin
	Greenville/Spartanburg		Bryan/College Station
	Hilton Head		Corpus Christi
	Myrtle Beach		Dallas
Virginia	Northern Virginia		Fort Worth
	Southern Virginia		Houston
Killeen/Temple/Waco
	Southeast Region		Midland/Odessa
Alabama	Birmingham		New Braunfels/San Marcos
	Huntsville		San Antonio
Mobile/Baldwin County
	Montgomery		Southwest Region
	Tuscaloosa	Arizona	Phoenix
Florida	Fort Myers/Naples		Tucson
	Gainesville	New Mexico	Albuquerque
Jacksonville
	Lakeland		West Region
	Melbourne/Vero Beach	California	Bakersfield
	Miami/Fort Lauderdale		Bay Area
	Ocala		Fresno
	Orlando		Los Angeles County
	Pensacola/Panama City		Modesto/Merced
	Port St. Lucie		Riverside County
	Tampa/Sarasota		Sacramento
	Volusia County		San Bernardino County
	West Palm Beach		San Diego County
Georgia	Atlanta	Hawaii	Oahu
	Augusta	Nevada	Las Vegas
Mississippi	Gulf Coast		Reno
Tennessee	Chattanooga	Oregon	Bend
	Knoxville		Portland/Salem
	Memphis	Utah	Salt Lake City
	Nashville	Washington	Seattle/Tacoma/Everett/Olympia
Spokane
Vancouver

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2020 and 2019.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,634	1,841	43%	$861.6	$546.8	58%	$327,100	$297,000	10%
Midwest	1,255	714	76%	475.9	255.4	86%	379,200	357,700	6%
Southeast	7,007	4,374	60%	2,082.2	1,191.8	75%	297,200	272,500	9%
South Central	6,690	3,775	77%	1,806.5	964.2	87%	270,000	255,400	6%
Southwest	902	667	35%	284.6	199.7	43%	315,500	299,400	5%
West	1,930	1,755	10%	905.2	791.9	14%	469,000	451,200	4%
	20,418	13,126	56%	$6,416.0	$3,949.8	62%	$314,200	$300,900	4%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2020	2019	2020	2019	2020	2019
East	570	430	$171.0	$123.1	18%	19%
Midwest	248	161	92.7	51.2	17%	18%
Southeast	1,676	1,171	476.9	320.7	19%	21%
South Central	1,433	994	373.4	254.4	18%	21%
Southwest	206	160	59.7	44.6	19%	19%
West	275	291	123.9	129.9	12%	14%
	4,408	3,207	$1,297.6	$923.9	18%	20%
 ________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 56% in the three months ended December 31, 2020 compared to the prior year period, with increases in all of our regions. The value of net sales orders increased 62% to $6.4 billion (20,418 homes) for the three months ended December 31, 2020 compared to $3.9 billion (13,126 homes) in the prior year period. The average selling price of net sales orders during the three months ended December 31, 2020 was $314,200, up 4% from the prior year period.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Carolina markets in the East; the Denver and Indianapolis markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Dallas, Houston, Austin and San Antonio markets in the South Central; the Phoenix market in the Southwest; and the California markets in the West.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 18% in the three months ended December 31, 2020 compared to 20% in the prior year period.

The increase in our sales orders that occurred in the second half of fiscal 2020 has continued into fiscal 2021 and reflects buyer urgency due to low interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	3,625	1,959	85%	$1,194.4	$602.5	98%	$329,500	$307,600	7%
Midwest	2,135	964	121%	795.5	337.8	135%	372,600	350,400	6%
Southeast	8,967	4,420	103%	2,684.4	1,262.0	113%	299,400	285,500	5%
South Central	9,059	4,161	118%	2,441.8	1,090.2	124%	269,500	262,000	3%
Southwest	2,134	819	161%	648.6	245.4	164%	303,900	299,600	1%
West	2,567	1,457	76%	1,170.1	688.7	70%	455,800	472,700	(4)%
	28,487	13,780	107%	$8,934.8	$4,226.6	111%	$313,600	$306,700	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
East	2,592	1,798	44%	$804.6	$520.4	55%	$310,400	$289,400	7%
Midwest	1,136	813	40%	411.9	282.2	46%	362,600	347,100	4%
Southeast	6,296	4,231	49%	1,776.3	1,149.3	55%	282,100	271,600	4%
South Central	5,669	3,780	50%	1,473.4	958.0	54%	259,900	253,400	3%
Southwest	773	663	17%	232.2	196.0	18%	300,400	295,600	2%
West	2,273	1,674	36%	1,000.3	757.4	32%	440,100	452,400	(3)%
	18,739	12,959	45%	$5,698.7	$3,863.3	48%	$304,100	$298,100	2%

Home Sales Revenue

Revenues from home sales increased 48% to $5.7 billion (18,739 homes closed) for the three months ended December 31, 2020 from $3.9 billion (12,959 homes closed) in the prior year period. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed.

The number of homes closed increased 45% in the three months ended December 31, 2020 compared to the prior year period. The markets contributing most to the increases in closing volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach) in the East; the Denver and Chicago markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Dallas and San Antonio markets in the South Central; the Phoenix and Tucson markets in the Southwest; and the Las Vegas, Southern California and Seattle markets in the West.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2020	2019
Gross profit – home sales	24.1%	21.0%
Gross profit – land/lot sales and other	30.7%	32.5%
Inventory and land option charges	(0.1)%	(0.1)%
Gross profit – total homebuilding	24.0%	21.0%
Selling, general and administrative expense	7.9%	9.2%
Gain on sale of assets	(0.2)%	—%
Other (income) expense	—%	(0.1)%
Homebuilding pre-tax income	16.4%	11.9%

Home Sales Gross Profit

Gross profit from home sales increased to $1.4 billion in the three months ended December 31, 2020 from $811.7 million in the prior year period and increased 310 basis points to 24.1% as a percentage of home sales revenues. The percentage increase resulted from improvements of 280 basis points due to a decrease in the average cost of our homes closed while the average selling price increased slightly, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions, 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels due to an economic recession, an increase in mortgage interest rates, the impact of C-19 or otherwise, we would expect our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $19.9 million and $19.7 million in the three months ended December 31, 2020 and 2019, respectively.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2020, our homebuilding operations had $23.8 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of December 31, 2020, we performed detailed impairment evaluations of communities and land inventories with a combined carrying value of $33.5 million and recorded impairment charges of $5.6 million during the three months ended December 31, 2020 to reduce the carrying value of impaired land to fair value. There were no impairment charges recorded in the prior year period.

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

During the three months ended December 31, 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $2.3 million and $3.5 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 26% to $451.2 million in the three months ended December 31, 2020 from $358.4 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 7.9% in the three months ended December 31, 2020 compared to 9.2% in the prior year period.

Employee compensation and related costs represented 79% and 73% of SG&A costs in the three months ended December 31, 2020 and 2019, respectively. These costs increased 36% to $356.0 million in the three months ended December 31, 2020 from $262.0 million in the prior year period. Our homebuilding operations employed 7,583 and 6,811 employees at December 31, 2020 and 2019, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $24.4 million in the three months ended December 31, 2020, up slightly from $24.3 million in the prior year period. Interest charged to cost of sales was 0.8% of total cost of sales (excluding inventory and land option charges) in both the three months ended December 31, 2020 and 2019.

Gain on Sale of Assets

During the three months ended December 31, 2020, we sold one single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $13.1 million in our homebuilding segment and $0.9 million in our other businesses.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.5 million in the three months ended December 31, 2020 compared to $5.4 million in the prior year period. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2020, we acquired the homebuilding operations of Braselton Homes for approximately $23.0 million in cash. Braselton Homes operates in Corpus Christi, Texas. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. We also acquired a sales order backlog of approximately 125 homes.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2020			2019
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$809.2	$132.5	16.4%	$520.5	$59.9	11.5%
Midwest	413.1	49.2	11.9%	282.6	18.6	6.6%
Southeast	1,778.4	305.8	17.2%	1,150.6	146.3	12.7%
South Central	1,474.9	264.7	17.9%	958.7	132.6	13.8%
Southwest	232.6	38.6	16.6%	211.0	34.5	16.4%
West	1,010.4	144.4	14.3%	759.6	69.7	9.2%
	$5,718.6	$935.2	16.4%	$3,883.0	$461.6	11.9%
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

East Region — Homebuilding revenues increased 55% in the three months ended December 31, 2020 compared to the prior year period, primarily due to an increase in the number of homes closed in our New Jersey, Myrtle Beach, suburban Washington D.C. and Charlotte markets. The region generated pre-tax income of $132.5 million in the three months ended December 31, 2020 compared to $59.9 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 360 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 46% in the three months ended December 31, 2020 compared to the prior year period, primarily due to increases in the number of homes closed in our Denver, Chicago and Indianapolis markets. The region generated pre-tax income of $49.2 million in the three months ended December 31, 2020 compared to $18.6 million in the prior year period. Home sales gross profit percentage increased by 360 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 210 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 55% in the three months ended December 31, 2020 compared to the prior year period, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $305.8 million in the three months ended December 31, 2020 compared to $146.3 million in the prior year period. Home sales gross profit percentage increased by 340 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed increasing while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 140 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 54% in the three months ended December 31, 2020 compared to the prior year period, primarily due to increases in the number of homes closed in our Houston, Dallas and San Antonio markets. The region generated pre-tax income of $264.7 million in the three months ended December 31, 2020 compared to $132.6 million in the prior year period. Home sales gross profit percentage increased by 200 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 10% in the three months ended December 31, 2020 compared to the prior year period, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $38.6 million in the three months ended December 31, 2020 compared to $34.5 million in the prior year period. Home sales gross profit percentage increased by 170 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed increasing, while the average cost of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 130 basis points in the three months ended December 31, 2020 compared to the prior year period, due to an increase in employee compensation and related costs.

West Region — Homebuilding revenues increased 33% in the three months ended December 31, 2020 compared to the prior year period, primarily due to increases in the number of homes closed in our Las Vegas, Southern California and Seattle markets, partially offset by decreases in the average selling price of homes closed in many markets. The region generated pre-tax income of $144.4 million in the three months ended December 31, 2020 compared to $69.7 million in the prior year period. Home sales gross profit percentage increased by 350 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the average selling price of homes closed decreasing by less than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 basis points in the three months ended December 31, 2020 compared to the prior year period, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at December 31, 2020 and September 30, 2020 are summarized as follows:

	As of December 31, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$865.2	$572.2	$5.5	$1.4	$1,444.3
Midwest	560.9	516.5	1.8	0.5	1,079.7
Southeast	1,887.2	1,227.9	26.9	0.8	3,142.8
South Central	1,756.5	1,498.5	0.3	0.5	3,255.8
Southwest	304.9	542.7	1.6	—	849.2
West	1,166.4	951.2	5.7	20.3	2,143.6
Corporate and unallocated (1)	124.0	98.3	0.5	0.3	223.1
	$6,665.1	$5,407.3	$42.3	$23.8	$12,138.5

	As of September 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$785.3	$531.2	$5.5	$6.3	$1,328.3
Midwest	497.0	459.0	1.8	0.7	958.5
Southeast	1,655.5	1,231.5	32.3	0.6	2,919.9
South Central	1,596.3	1,282.3	0.3	1.0	2,879.9
Southwest	244.2	449.7	1.6	0.3	695.8
West	1,137.3	847.1	5.7	19.0	2,009.1
Corporate and unallocated (1)	121.9	100.6	0.6	0.4	223.5
	$6,037.5	$4,901.4	$47.8	$28.3	$11,015.0
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at December 31, 2020 and September 30, 2020 are summarized as follows:

	As of December 31, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,400	57,800	69,200	5,400
Midwest	8,700	22,800	31,500	3,000
Southeast	29,100	110,300	139,400	13,200
South Central	45,400	81,500	126,900	13,500
Southwest	8,100	15,600	23,700	2,500
West	19,300	30,700	50,000	4,500
	122,000	318,700	440,700	42,100
	28%	72%	100%

	As of September 30, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,300	50,500	61,800	4,900
Midwest	8,000	17,800	25,800	2,600
Southeast	28,700	95,700	124,400	11,500
South Central	40,100	65,200	105,300	12,600
Southwest	7,200	7,600	14,800	1,800
West	17,300	27,500	44,800	4,600
	112,600	264,300	376,900	38,000
	30%	70%	100%
___________________

(1)Land/lots owned include approximately 35,600 and 33,800 owned lots that are fully developed and ready for home construction at December 31, 2020 and September 30, 2020, respectively. Land/lots owned also include land held for development representing 1,600 lots at both December 31, 2020 and September 30, 2020.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2020 and September 30, 2020 was $11.9 billion and $9.9 billion, respectively, secured by earnest money deposits of $776.0 million and $653.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2020 and September 30, 2020 included $1.3 billion and $1.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $122.9 million and $98.2 million, respectively, of earnest money.
(3)Lots controlled at December 31, 2020 include approximately 34,900 lots owned or controlled by Forestar, 18,300 of which our homebuilding divisions have under contract to purchase and 16,600 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 15,700 lots were in our Southeast region, 6,000 lots were in our South Central region, 5,600 lots were in our West region, 3,100 lots were in our East region, 2,600 lots were in our Southwest region, and 1,900 lots were in our Midwest region. Lots controlled at September 30, 2020 included approximately 30,400 lots owned or controlled by Forestar, 14,000 of which our homebuilding divisions had under contract to purchase and 16,400 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 16,300 and 14,900 of our homes in inventory were unsold at December 31, 2020 and September 30, 2020, respectively. At December 31, 2020, approximately 1,600 of our unsold homes were completed, of which approximately 200 homes had been completed for more than six months. At September 30, 2020, approximately 1,900 of our unsold homes were completed, of which approximately 300 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 and 1,800 model homes at December 31, 2020 and September 30, 2020, respectively.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at December 31, 2020, we owned 65% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 51 markets across 21 states as of December 31, 2020. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information.)

Results of operations for the Forestar segment for the three months ended December 31, 2020 and 2019 were as follows.

	Three Months Ended December 31,
	2020	2019
	(In millions)
Residential land and lot sales	$307.0	$247.1
Other	0.1	0.1
Total revenues	$307.1	$247.2
Cost of sales	262.9	216.6
Selling, general and administrative expense	15.5	10.5
Loss on sale of assets	—	0.1
Other (income) expense	(0.5)	(2.2)
Income before income taxes	$29.2	$22.2

At December 31, 2020, Forestar owned directly or controlled through land and lot purchase contracts approximately 77,500 residential lots, of which approximately 4,900 are fully developed. Approximately 34,900 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 600 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three months ended December 31, 2020 and 2019, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows.

	Three Months Ended December 31,
	2020	2019
	($ in millions)
Total residential single-family lots sold	3,567	2,422
Residential single-family lots sold to D.R. Horton	3,389	2,390
Residential lot sales revenues from sales to D.R. Horton	$294.2	$214.0
Residential tract acres sold to D.R. Horton	—	36
Residential land sales revenues from sales to D.R. Horton	$—	$7.2

SG&A expense for the three months ended December 31, 2020 and 2019 includes charges of $1.1 million and $1.3 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,722	8,401	51%
Number of homes closed by D.R. Horton	18,739	12,959	45%
Percentage of D.R. Horton homes financed by DHI Mortgage	68%	65%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,738	8,442	51%
Total number of loans originated or brokered by DHI Mortgage	13,073	8,723	50%
Captive business percentage	97%	97%
Loans sold by DHI Mortgage to third parties	13,458	8,745	54%

	Three Months Ended December 31,
	2020	2019	% Change
	(In millions)
Loan origination and other fees	$11.1	$7.5	48%
Gains on sale of mortgage loans and mortgage servicing rights	138.9	73.6	89%
Servicing income	2.4	—	—%
Total mortgage operations revenues	152.4	81.1	88%
Title policy premiums	34.8	21.8	60%
Total revenues	187.2	102.9	82%
General and administrative expense	109.5	77.9	41%
Other (income) expense	(6.4)	(5.5)	16%
Financial services pre-tax income	$84.1	$30.5	176%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2020	2019
General and administrative expense	58.5%	75.7%
Other (income) expense	(3.4)%	(5.3)%
Financial services pre-tax income	44.9%	29.6%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2020, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 51% from the prior year period, due to the 45% increase in the number of homes closed by our homebuilding operations, as well as a 3% increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 97% of DHI Mortgage loan originations in both periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 54% in the three months ended December 31, 2020 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2020 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the three months ended December 31, 2020, approximately 66% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae and 27% were sold to two other major financial entities. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Due to the disruption in the secondary mortgage markets beginning in late March 2020 caused by C-19 and the uncertainty of the impact of the CARES Act, many financial entities began offering lower pricing and limiting their purchases of our mortgages and servicing rights. As a result of the rapid decline in servicing values at the end of March, we began retaining the servicing rights on a portion of our loan originations. Servicing values have since improved, and we sold a portion of our retained mortgage servicing rights in the three months ended December 31, 2020. We expect to continue retaining some servicing rights prior to selling them to third parties, typically within six months of loan origination.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 88% to $152.4 million in the three months ended December 31, 2020 from $81.1 million in the prior year period, primarily due to a 50% increase in loan originations and a higher net gain achieved on the sale of loan originations in the secondary market. Revenues from our title operations increased 60% to $34.8 million in the three months ended December 31, 2020 from $21.8 million in the prior year period, primarily due to a 50% increase in escrow closings.

General and administrative (G&A) expense related to our financial services operations increased 41% to $109.5 million in the three months ended December 31, 2020 from $77.9 million in the prior year period. The increase was primarily due to an increase in employee related costs to support a higher volume of transactions. Our financial services operations employed 2,403 and 1,882 employees at December 31, 2020 and 2019, respectively.

As a percentage of financial services revenues, G&A expense was 58.5% in the three months ended December 31, 2020 compared to 75.7% in the prior year period. Our significant increase in loan volume resulted in better G&A leverage in the current year period. However, fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increases from higher volumes of mortgage originations and escrow closings and better leverage of our G&A expenses, pre-tax income from our financial services operations increased 176% to $84.1 million in the three months ended December 31, 2020 from $30.5 million in the prior year period.

RESULTS OF OPERATIONS - OTHER BUSINESSES

The combined pre-tax income of all of our subsidiaries engaged in other business activities was $2.2 million in the three months ended December 31, 2020 compared to $29.6 million in the prior year period. Income generated by our other businesses can vary significantly based on the timing of multi-family rental property sales. There were no sales of multi-family rental properties during the current year period. In the prior year period, one property was sold for $61.5 million with a gain on sale of $31.2 million.

Our multi-family rental operations develop, construct, lease and own multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At December 31, 2020, we had four multi-family rental projects under active construction and four projects that were substantially complete. These eight projects represent 2,325 multi-family units, including 1,015 units under active construction and 1,310 completed units.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2020 was $1.0 billion compared to $523.3 million in the prior year period. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three months ended December 31, 2020 and 2019 was $239.1 million and $90.8 million, respectively. Our effective tax rate was 23.1% for the three months ended December 31, 2020 compared to 17.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the three months ended December 31, 2019, the retroactive reinstatement of the federal energy efficient homes tax credit for homes closed from January 1, 2018 to September 30, 2019 reduced our effective tax rate by 5.6%.

Our deferred tax assets, net of deferred tax liabilities, were $149.5 million at December 31, 2020 compared to $152.4 million at September 30, 2020. We have a valuation allowance of $7.5 million at December 31, 2020 and September 30, 2020 related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At December 31, 2020, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 25.3% compared to 26.6% at September 30, 2020 and 27.0% at December 31, 2019. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.3% compared to 17.5% at September 30, 2020 and 19.5% at December 31, 2019. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2021. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At December 31, 2020, $394.3 million remained available under Forestar’s shelf registration statement, $100 million of which is reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2020, cash and cash equivalents of our homebuilding segment totaled $2.1 billion.

Bank Credit Facilities — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At December 31, 2020, there were no borrowings outstanding and $151.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of approximately $1.44 billion.

In May 2020, we entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is May 27, 2021. There were no borrowings outstanding under the facility at December 31, 2020.

Our homebuilding revolving credit facilities impose restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities impose restrictions on the creation of secured debt and liens. At December 31, 2020, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facilities.

Public Unsecured Debt — We have $2.55 billion principal amount of homebuilding senior notes outstanding as of December 31, 2020 that mature from September 2022 through October 2027. In October 2020, we issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, we repaid $400 million principal amount of our 2.55% senior notes at maturity. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2020, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — We repurchased 1.0 million shares of our common stock for $69.8 million during the three months ended December 31, 2020.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At December 31, 2020, the full amount of the debt repurchase authorization was remaining, and $465.5 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

Forestar’s ability to achieve its long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At December 31, 2020, Forestar had cash and cash equivalents of $237.4 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2020, there were no borrowings outstanding and $40.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $339.5 million. The maturity date of the facility is October 2, 2022, which can be extended by up to one year on up to two additional occasions, subject to the approval of lenders holding a majority of the commitments.

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

Unsecured Debt — Forestar has $650 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The notes mature from April 2024 through March 2028, with interest payable semi-annually, and represent unsecured obligations of Forestar.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At December 31, 2020, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2020.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2020, cash and cash equivalents of our financial services operations totaled $65.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.35 billion; however, the capacity increased, without requiring additional commitments, to $1.575 billion for approximately 45 days around September 30, 2020 and increased again for approximately 30 days around December 31, 2020. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments. The maturity date of the facility is February 19, 2021. We are currently in discussions with our lenders and expect to renew and extend the facility on similar terms prior to its maturity date.

As of December 31, 2020, $1.31 billion of mortgage loans held for sale with a collateral value of $1.29 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $319.4 million, DHI Mortgage had an obligation of $969.1 million outstanding under the mortgage repurchase facility at December 31, 2020 at a 2.4% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2020, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the three months ended December 31, 2020, net cash used in operating activities was $252.1 million compared to $113.8 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $269.2 million and $158.7 million of cash used in our homebuilding and Forestar segments, respectively, partially offset by $173.1 million of cash provided by our financial services segment.

Cash used to increase construction in progress and finished home inventory was $591.2 million in the current year period compared to $334.8 million in the prior year period. In both periods, the expenditures were made to support increased sales and closing volumes. Cash used to increase residential land and lots in the current year period was $716.8 million compared to $373.1 million in the prior year period. Of these amounts, $218.5 million and $38.9 million, respectively, related to Forestar. The most significant source of cash provided by operating activities in both periods was net income.

Investing Cash Flow Activities

In the three months ended December 31, 2020, net cash used in investing activities was $91.4 million compared to $17.8 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental operations totaling $86.2 million, an acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $16.3 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million. In the prior year period, uses of cash included expenditures related to our rental operations totaling $59.6 million and purchases of property and equipment totaling $21.6 million, partially offset by proceeds from the sale of assets primarily consisting of $61.5 million related to the sale of a multi-family rental property.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2020, net cash used in financing activities was $221.7 million, consisting primarily of repayment of $400 million principal amount of our 2.55% homebuilding senior notes at maturity, net payments of $163.5 million on our mortgage repurchase facility, payment of cash dividends totaling $72.9 million and cash used to repurchase shares of our common stock of $53.8 million. These uses of cash were partially offset by note proceeds from our issuance of $500 million principal amount of 1.4% homebuilding senior notes.

During the three months ended December 31, 2019, net cash provided by financing activities was $213.5 million, consisting primarily of note proceeds from our issuance of $500 million principal amount of 2.5% homebuilding senior notes, partially offset by cash used to repurchase shares of our common stock of $163.1 million, payment of cash dividends totaling $64.6 million and net payments of $38.6 million on our mortgage repurchase facility.

During the three months ended December 31, 2020, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, which was paid on December 14, 2020 to stockholders of record on December 4, 2020. In January 2021, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on February 25, 2021 to stockholders of record on February 17, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At December 31, 2020, we had outstanding letters of credit of $192.1 million and surety bonds of $1.9 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at December 31, 2020, there were a limited number of contracts with $73.5 million of remaining purchase price subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $41.5 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of December 31, 2020, D.R. Horton, Inc. had outstanding $2.55 billion principal amount of homebuilding senior notes due through October 2027 and no amounts outstanding on its homebuilding revolving credit facilities.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	December 31, 2020	September 30, 2020
	(In millions)
Assets
Cash	$2,044.8	$2,498.5
Inventories	12,044.0	10,921.8
Amount due from Non-Guarantor Subsidiaries	572.7	524.6
Total assets	16,374.6	15,503.9
Liabilities & Stockholders’ Equity
Notes payable	$2,606.2	$2,514.4
Total liabilities	5,053.6	4,746.9
Stockholders’ equity	11,321.0	10,757.0

Summarized Statement of Operations Data	Three Months Ended December 31, 2020	Fiscal Year Ended September 30, 2020
	(In millions)
Revenues	$5,714.2	$19,630.0
Cost of sales	4,343.9	15,379.2
Selling, general and administrative expense	435.9	1,584.4
Income before income taxes	926.7	2,666.4
Net income	713.0	2,134.7

A court could void or subordinate any Guarantor’s guarantee under the fraudulent conveyance laws if existing or future creditors of any such Guarantor were successful in establishing that: (i) such guarantee was incurred with fraudulent intent; or (ii) such Guarantor did not receive fair consideration or reasonably equivalent value for issuing its guarantee and was insolvent at the time of the guarantee, was rendered insolvent by reason of the guarantee, was engaged in a business or transaction for which its assets constituted unreasonably small capital to carry on its business, or intended to incur, or believed that it would incur, debt beyond its ability to pay such debt as it matured.

The measures of insolvency for purposes of determining whether a fraudulent conveyance occurred would vary depending upon the laws of the relevant jurisdiction and upon the valuation assumptions and methodology applied by the court. Generally, however, a company would be considered insolvent for purposes of the foregoing if the sum of the company’s debts, including contingent, unliquidated and unmatured liabilities, is greater than all of such company’s property at a fair valuation, or if the present fair saleable value of the company’s assets is less than the amount that will be required to pay the probable liability on its existing debts as they become absolute and matured.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2020, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty claims and legal claims and insurance. Since September 30, 2020, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2020, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2020 and September 30, 2020, we had reserves for approximately 270 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2020, we established reserves for approximately 30 new construction defect claims and resolved 20 construction defect claims for a total cost of $2.3 million. At December 31, 2019 and September 30, 2019, we had reserves for approximately 195 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2019, we established reserves for approximately 35 new construction defect claims and resolved 20 construction defect claims for a total cost of $14.9 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2020, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2020 and 2019 was not significant, is recognized in current earnings. At December 31, 2020, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.4 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.5 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $966.5 million at December 31, 2020.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At December 31, 2020 and September 30, 2020, we had MBS totaling $1.4 billion and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $7.5 million and $5.3 million for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2020. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2020.

	Nine Months Ending September 30, 2021	Fiscal Year Ending September 30,							Fair Value at December 31, 2020
		2022	2023	2024	2025	2026	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$64.1	$350.3	$700.4	$365.3	$500.4	$500.4	$800.3	$3,281.2	$3,471.1
Average interest rate	3.8%	4.5%	5.5%	8.4%	2.7%	2.8%	3.0%	4.2%
Variable rate	$969.1	$—	$—	$—	$—	$—	$—	$969.1	$969.1
Average interest rate	2.4%	—%	—%	—%	—%	—%	—%	2.4%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2020 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With respect to administrative or judicial proceedings involving the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2020. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2020 - October 31, 2020	—	$—	—	$535.3
November 1, 2020 - November 30, 2020	—	$—	—	535.3
December 1, 2020 - December 31, 2020	1,000,000	$69.85	1,000,000	465.5
Total	1,000,000	$69.85	1,000,000	$465.5
_________________
(1) Shares purchased during the three months ended December 31, 2020 were part of a $1.0 billion common stock repurchase authorization approved by our Board of Directors effective July 30, 2019. The authorization has no expiration date. At December 31, 2020, there was $465.5 million remaining on the repurchase authorization.

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

	22.1		List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 20, 2020).
	31.1	*	Certificate of Chief Executive Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certificate of Chief Financial Officer provided pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer.
	32.2	*	Certificate provided pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Financial Officer.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
	*		Filed or furnished herewith.
	**		Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 27, 2021	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	January 27, 2021	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)