Form 10-Q
period 2021-03-31
HORTON D R INC /DE/
filed 2021-04-26
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 21, 2021, there were 360,483,527 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,205.2	$3,018.5
Restricted cash	26.7	21.6
Total cash, cash equivalents and restricted cash	2,231.9	3,040.1
Inventories:
Construction in progress and finished homes	7,300.1	5,984.1
Residential land and lots — developed and under development	7,066.1	6,171.8
Land held for development	86.0	53.2
Land held for sale	24.1	28.3
Total inventory	14,476.3	12,237.4
Mortgage loans held for sale	1,755.8	1,529.0
Deferred income taxes, net of valuation allowance of $7.4 million and $7.5 million at March 31, 2021 and September 30, 2020, respectively	142.8	144.9
Property and equipment, net	895.0	683.7
Other assets	1,418.5	1,113.7
Goodwill	163.5	163.5
Total assets	$21,083.8	$18,912.3
LIABILITIES
Accounts payable	$1,137.4	$900.5
Accrued expenses and other liabilities	2,198.1	1,607.0
Notes payable	4,472.3	4,283.3
Total liabilities	7,807.8	6,790.8
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 396,696,502 shares issued and 360,479,511 shares outstanding at March 31, 2021 and 394,741,349 shares issued and 363,999,982 shares outstanding at September 30, 2020	4.0	3.9
Additional paid-in capital	3,208.4	3,240.9
Retained earnings	11,333.5	9,757.8
Treasury stock, 36,216,991 shares and 30,741,367 shares at March 31, 2021 and September 30, 2020, respectively, at cost	(1,582.8)	(1,162.6)
Stockholders’ equity	12,963.1	11,840.0
Noncontrolling interests	312.9	281.5
Total equity	13,276.0	12,121.5
Total liabilities and equity	$21,083.8	$18,912.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions, except per share data) (Unaudited)
Revenues	$6,446.9	$4,500.0	$12,380.3	$8,520.7
Cost of sales	4,650.9	3,450.8	8,983.5	6,535.0
Selling, general and administrative expense	621.5	466.8	1,207.4	922.6
Gain on sale of assets	—	(28.5)	(14.0)	(59.5)
Other (income) expense	(5.4)	(10.4)	(10.8)	(21.9)
Income before income taxes	1,179.9	621.3	2,214.2	1,144.5
Income tax expense	246.0	137.3	485.1	228.1
Net income	933.9	484.0	1,729.1	916.4
Net income attributable to noncontrolling interests	4.4	1.3	7.8	2.4
Net income attributable to D.R. Horton, Inc.	$929.5	$482.7	$1,721.3	$914.0

Basic net income per common share attributable to D.R. Horton, Inc.	$2.57	$1.32	$4.74	$2.49
Weighted average number of common shares	362.3	365.8	363.4	367.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$2.53	$1.30	$4.67	$2.46
Adjusted weighted average number of common shares	367.2	370.1	368.6	371.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3
Net income	—	—	929.5	—	4.4	933.9
Exercise of stock options (391,047 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (916,209 shares)	—	3.2	—	—	—	3.2
Cash paid for shares withheld for taxes	—	(56.6)	—	—	—	(56.6)
Stock-based compensation expense	—	25.4	—	—	—	25.4
Cash dividends declared ($0.20 per share)	—	—	(72.7)	—	—	(72.7)
Repurchases of common stock (4,475,624 shares)	—	—	—	(350.4)	—	(350.4)
Change of ownership interest in Forestar and other	—	(1.9)	—	—	23.4	21.5
Balances at March 31, 2021 (360,479,511 shares)	$4.0	$3,208.4	$11,333.5	$(1,582.8)	$312.9	$13,276.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9
Net income	—	—	482.7	—	1.3	484.0
Exercise of stock options (310,032 shares)	—	6.2	—	—	—	6.2
Stock issued under employee benefit plans (954,588 shares)	—	2.6	—	—	—	2.6
Cash paid for shares withheld for taxes	—	(20.8)	—	—	—	(20.8)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(64.1)	—	—	(64.1)
Repurchases of common stock (4,000,000 shares)	—	—	—	(197.3)	—	(197.3)
Balances at March 31, 2020 (363,537,810 shares)	$3.9	$3,191.3	$8,425.4	$(1,162.6)	$276.8	$10,734.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$1,729.1	$916.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.3	38.8
Amortization of discounts and fees	4.8	5.8
Stock-based compensation expense	47.1	37.9
Equity in earnings of unconsolidated entities	(1.0)	(0.9)
Deferred income taxes	2.6	10.0
Inventory and land option charges	12.1	12.8
Gain on sale of assets	(14.0)	(59.5)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,295.8)	(724.4)
Increase in residential land and lots – developed, under development, held for development and held for sale	(975.2)	(324.2)
Increase in other assets	(295.2)	(153.1)
Net increase in mortgage loans held for sale	(226.8)	(307.4)
Increase in accounts payable, accrued expenses and other liabilities	818.1	152.7
Net cash used in operating activities	(154.9)	(395.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(30.5)	(47.6)
Proceeds from sale of assets	31.8	129.8
Expenditures related to rental properties	(173.9)	(113.0)
Return of investment in unconsolidated entities	2.2	2.4
Net principal increase of other mortgage loans and real estate owned	(1.5)	(0.6)
Payments related to business acquisitions	(24.2)	(5.6)
Net cash used in investing activities	(196.1)	(34.6)
FINANCING ACTIVITIES
Proceeds from notes payable	494.1	1,591.3
Repayment of notes payable	(400.1)	(918.9)
Advances on mortgage repurchase facility, net	70.9	297.6
Proceeds from stock associated with certain employee benefit plans	5.6	12.9
Cash paid for shares withheld for taxes	(82.9)	(38.1)
Cash dividends paid	(145.6)	(128.7)
Repurchases of common stock	(420.2)	(360.4)
Distributions to noncontrolling interests, net	(0.1)	(0.4)
Net proceeds from issuance of Forestar common stock	23.3	—
Other financing activities	(2.2)	(2.3)
Net cash (used in) provided by financing activities	(457.2)	453.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(808.2)	23.3
Cash, cash equivalents and restricted cash at beginning of period	3,040.1	1,514.0
Cash, cash equivalents and restricted cash at end of period	$2,231.9	$1,537.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$12.5	$—
Stock issued under employee incentive plans	$114.5	$84.3
Accrued expenditures for property and equipment	$24.9	$8.6
Accrual for holdback payments related to acquisitions	$1.4	$3.9
See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. The Company owns a 64% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 36% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021 or subsequent periods.

Business Acquisition

In October 2020, the Company acquired the homebuilding operations of Braselton Homes in Corpus Christi, Texas for approximately $23.0 million in cash. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. The Company also acquired a sales order backlog of approximately 125 homes.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 91 markets across 29 states. The Company’s operating segments are its 55 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

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

During fiscal 2020, the Company began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, the Company generally expects to market the community for a bulk sale of homes. These operations are reported in the Company’s homebuilding segment. During the six months ended March 31, 2021, the Company completed its first sale of a single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $14.0 million. At March 31, 2021, the Company’s homebuilding fixed assets included $182.6 million of assets related to 27 single-family rental communities compared to $87.2 million of assets related to 10 single-family rental communities at September 30, 2020. At March 31, 2021, the Company’s single-family rental platform included 1,650 homes and finished lots, of which 570 homes were completed, compared to 740 homes and finished lots, of which 440 homes were completed at September 30, 2020.

The Forestar segment is a residential lot development company with operations in 54 markets across 22 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

In addition to its homebuilding, Forestar and financial services operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, constructs and owns income-producing multi-family rental properties, owns non-residential real estate including ranch land and improvements and owns and operates oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other. The Company’s multi-family rental operations develop, construct, lease and own multi-family rental properties, which are typically marketed for sale after achieving a stabilized level of leased occupancy. At March 31, 2021, the Company had eight multi-family rental projects under active construction and four projects that were substantially complete and in the lease-up phase. These 12 projects represent 3,760 multi-family units, including 2,450 units under active construction and 1,310 completed units. At March 31, 2021 and September 30, 2020, the consolidated balance sheets included $394.4 million and $246.2 million, respectively, of assets related to multi-family rental operations.

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020. Financial information relating to the Company’s reporting segments is as follows:

	March 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,887.2	$167.2	$94.7	$56.1	$—	$2,205.2
Restricted cash	14.0	—	12.4	0.3	—	26.7
Inventories:
Construction in progress and finished homes	7,377.4	—	—	—	(77.3)	7,300.1
Residential land and lots — developed and under development	5,464.4	1,643.1	—	—	(41.4)	7,066.1
Land held for development	30.5	55.5	—	—	—	86.0
Land held for sale	24.1	—	—	—	—	24.1
	12,896.4	1,698.6	—	—	(118.7)	14,476.3
Mortgage loans held for sale	—	—	1,755.8	—	—	1,755.8
Deferred income taxes, net	143.5	—	—	—	(0.7)	142.8
Property and equipment, net	463.2	2.0	3.5	432.4	(6.1)	895.0
Other assets	1,245.3	31.1	188.9	58.7	(105.5)	1,418.5
Goodwill	134.3	—	—	—	29.2	163.5
	$16,783.9	$1,898.9	$2,055.3	$547.5	$(201.8)	$21,083.8
Liabilities
Accounts payable	$1,078.0	$39.8	$—	$19.6	$—	$1,137.4
Accrued expenses and other liabilities	1,881.2	260.0	195.4	13.2	(151.7)	2,198.1
Notes payable	2,616.9	654.6	1,203.5	—	(2.7)	4,472.3
	$5,576.1	$954.4	$1,398.9	$32.8	$(154.4)	$7,807.8
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
March 31, 2021

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

	Three Months Ended March 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$6,170.4	$—	$—	$—	$—	$6,170.4
Land/lot sales and other	17.3	287.1	—	15.3	(268.3)	51.4
Financial services	—	—	225.1	—	—	225.1
	6,187.7	287.1	225.1	15.3	(268.3)	6,446.9
Cost of sales
Home sales (3)	4,652.0	—	—	—	(35.6)	4,616.4
Land/lot sales and other	12.7	233.2	—	—	(215.2)	30.7
Inventory and land option charges	3.2	0.6	—	—	—	3.8
	4,667.9	233.8	—	—	(250.8)	4,650.9
Selling, general and administrative expense	469.5	16.3	123.7	11.9	0.1	621.5
Other (income) expense	(1.8)	(0.6)	(6.3)	3.3	—	(5.4)
Income before income taxes	$1,052.1	$37.6	$107.7	$0.1	$(17.6)	$1,179.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

	Six Months Ended March 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues:
Home sales	$11,869.1	$—	$—	$—	$—	$11,869.1
Land/lot sales and other	37.2	594.2	—	30.0	(562.5)	98.9
Financial services	—	—	412.3	—	—	412.3
	11,906.3	594.2	412.3	30.0	(562.5)	12,380.3
Cost of sales:
Home sales (3)	8,977.1	—	—	—	(63.3)	8,913.8
Land/lot sales and other	26.5	495.8	—	—	(464.7)	57.6
Inventory and land option charges	11.2	0.9	—	—	—	12.1
	9,014.8	496.7	—	—	(528.0)	8,983.5
Selling, general and administrative expense	920.6	31.8	233.3	21.5	0.2	1,207.4
Gain on sale of assets	(13.1)	—	—	(0.9)	—	(14.0)
Other (income) expense	(3.3)	(1.1)	(12.8)	7.1	(0.7)	(10.8)
Income before income taxes	$1,987.3	$66.8	$191.8	$2.3	$(34.0)	$2,214.2
Summary Cash Flow Information:
Depreciation and amortization	$30.0	$0.2	$0.8	$8.0	$0.3	$39.3
Cash provided by (used in) operating activities	$138.0	$(249.5)	$(32.3)	$4.2	$(15.3)	$(154.9)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

	Three Months Ended March 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$4,363.3	$—	$—	$—	$—	$4,363.3
Land/lot sales and other	15.5	159.1	—	9.5	(151.9)	32.2
Financial services	—	—	104.5	—	—	104.5
	4,378.8	159.1	104.5	9.5	(151.9)	4,500.0
Cost of sales
Home sales (3)	3,435.5	—	—	—	(11.0)	3,424.5
Land/lot sales and other	11.3	136.5	—	—	(130.4)	17.4
Inventory and land option charges	8.8	0.1	—	—	—	8.9
	3,455.6	136.6	—	—	(141.4)	3,450.8
Selling, general and administrative expense	361.8	11.2	85.9	7.8	0.1	466.8
Gain on sale of assets	—	(0.3)	—	(28.2)	—	(28.5)
Other (income) expense	(4.1)	(2.1)	(6.1)	1.9	—	(10.4)
Income before income taxes	$565.5	$13.7	$24.7	$28.0	$(10.6)	$621.3
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

	Six Months Ended March 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues:
Home sales	$8,226.6	$—	$—	$—	$—	$8,226.6
Land/lot sales and other	35.2	406.4	—	18.3	(373.2)	86.7
Financial services	—	—	207.4	—	—	207.4
	8,261.8	406.4	207.4	18.3	(373.2)	8,520.7
Cost of sales:
Home sales (3)	6,487.0	—	—	—	(17.7)	6,469.3
Land/lot sales and other	24.7	352.8	—	—	(324.6)	52.9
Inventory and land option charges	12.4	0.4	—	—	—	12.8
	6,524.1	353.2	—	—	(342.3)	6,535.0
Selling, general and administrative expense	720.2	21.7	163.8	16.7	0.2	922.6
Gain on sale of assets	—	(0.1)	—	(59.4)	—	(59.5)
Other (income) expense	(9.6)	(4.2)	(11.6)	3.5	—	(21.9)
Income before income taxes	$1,027.1	$35.8	$55.2	$57.5	$(31.1)	$1,144.5
Summary Cash Flow Information:
Depreciation and amortization	$33.7	$0.1	$0.8	$3.9	$0.3	$38.8
Cash provided by (used in) operating activities	$52.1	$(123.8)	$(312.1)	$5.5	$(16.8)	$(395.1)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

Homebuilding Inventories by Reporting Segment (1)	March 31, 2021	September 30, 2020
	(In millions)
East	$1,518.8	$1,328.3
Midwest	1,113.5	958.5
Southeast	3,305.9	2,919.9
South Central	3,477.8	2,879.9
Southwest	888.1	695.8
West	2,376.9	2,009.1
Corporate and unallocated (2)	215.4	223.5
	$12,896.4	$11,015.0
_________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Revenues
East	$861.5	$579.7	$1,670.7	$1,100.2
Midwest	468.4	308.7	881.5	591.3
Southeast	2,054.9	1,316.7	3,833.3	2,467.3
South Central	1,504.1	1,066.4	2,979.0	2,025.1
Southwest	243.1	199.7	475.7	410.7
West	1,055.7	907.6	2,066.1	1,667.2
	$6,187.7	$4,378.8	$11,906.3	$8,261.8
Inventory and Land Option Charges
East	$0.7	$(0.5)	$1.3	$(0.3)
Midwest	0.2	1.4	0.3	1.5
Southeast	1.1	2.8	7.8	4.2
South Central	0.4	2.9	0.6	4.4
Southwest	0.3	—	0.4	0.1
West	0.5	2.2	0.8	2.5
	$3.2	$8.8	$11.2	$12.4
Income before Income Taxes
East	$146.0	$73.3	$278.5	$133.2
Midwest	60.9	23.6	110.1	42.3
Southeast	376.7	187.8	682.5	333.9
South Central	266.8	156.2	531.5	288.9
Southwest	39.5	30.8	78.1	65.3
West	162.2	93.8	306.6	163.5
	$1,052.1	$565.5	$1,987.3	$1,027.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of March 31, 2021, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended March 31, 2021. During the six months ended March 31, 2021, impairment charges totaled $5.6 million. There were $1.7 million of impairment charges recorded in the three and six months ended March 31, 2020.

During the three and six months ended March 31, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $3.8 million and $6.5 million, respectively, compared to $7.2 million and $11.1 million in the same periods of fiscal 2020. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	March 31, 2021	September 30, 2020
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility	—	—
2.55% senior notes due 2020 (1)	—	399.8
4.375% senior notes due 2022 (1)	349.4	349.2
4.75% senior notes due 2023 (1)	299.4	299.2
5.75% senior notes due 2023 (1)	398.9	398.7
2.5% senior notes due 2024 (1)	496.9	496.5
2.6% senior notes due 2025 (1)	495.8	495.1
1.4% senior notes due 2027 (1)	494.3	—
Other secured notes (2)	79.5	71.1
	2,614.2	2,509.6
Forestar:
Unsecured:
Revolving credit facility	—	—
8.0% senior notes due 2024 (3)	345.9	345.2
5.0% senior notes due 2028 (3)	296.2	295.9
Other secured notes	12.5	—
	654.6	641.1
Financial Services:
Mortgage repurchase facility	1,203.5	1,132.6
	$4,472.3	$4,283.3
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $13.3 million and $10.7 million at March 31, 2021 and September 30, 2020, respectively.
(2)Homebuilding other secured notes excludes $2.7 million and $4.8 million of earnest money notes payable due to Forestar at March 31, 2021 and September 30, 2020, respectively. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $7.9 million and $8.9 million at March 31, 2021 and September 30, 2020, respectively.

Homebuilding:

The Company has a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At March 31, 2021, there were no borrowings outstanding and $143.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.45 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

In April 2021, the Company’s senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to April 20, 2026. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The capacity of the homebuilding revolving credit facility was increased to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments.

In May 2020, the Company entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. There were no borrowings outstanding under the facility at March 31, 2021. This facility is not expected to be renewed upon its maturity on May 27, 2021.

The Company’s homebuilding revolving credit facilities impose restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At March 31, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facilities and public debt obligations.

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

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at March 31, 2021.

Forestar:

Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 2, 2022. At March 31, 2021, there were no borrowings outstanding and $46.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $334.0 million.

In April 2021, Forestar’s revolving credit facility was amended to extend its maturity date to April 16, 2025. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The capacity of Forestar’s revolving credit facility was increased to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

In April 2021, Forestar issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. A portion of the net proceeds from the issuance of the notes will be used to redeem the $350 million principal amount of 8.0% senior notes due April 15, 2024 in full, and the remainder of the proceeds will be used for general corporate purposes.

In April 2021, Forestar delivered notice for the full redemption of its $350 million principal amount of 8.0% senior notes outstanding. The redemption price of $365.6 million includes a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. The notes are scheduled to be redeemed May 7, 2021.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At March 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2021.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2021, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 18, 2022. The total capacity of the facility is $1.4 billion; however, the capacity increases, without requiring additional commitments, to $1.633 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments.

As of March 31, 2021, $1.69 billion of mortgage loans held for sale with a collateral value of $1.66 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $454.8 million, DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at March 31, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2021 and fiscal 2020, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Capitalized interest, beginning of period	$215.1	$192.1	$207.7	$180.1
Interest incurred (1)	37.9	37.6	78.3	75.3
Interest charged to cost of sales	(34.4)	(29.2)	(67.4)	(54.9)
Capitalized interest, end of period	$218.6	$200.5	$218.6	$200.5
__________________
(1)    Interest incurred includes interest on the Company's mortgage repurchase facility of $3.8 million and $8.3 million in the three and six months ended March 31, 2021, respectively, and $5.0 million and $9.7 million in the same periods of fiscal 2020. Also included in interest incurred is Forestar interest of $11.5 million and $23.0 million in the three and six months ended March 31, 2021, respectively, and $9.7 million and $18.4 million in the same periods of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at March 31, 2021 and September 30, 2020 are summarized below.

	March 31, 2021	September 30, 2020
	(In millions)
Homebuilding
Buildings and improvements	$275.0	$267.4
Model home furniture	133.1	134.0
Office furniture and equipment	110.8	108.1
Land	33.1	32.3
Single-family rental operations
Single-family rental properties	158.7	68.1
Land	23.9	19.1
Total single-family rental operations	182.6	87.2
Accumulated depreciation	(271.4)	(256.2)
Total homebuilding	463.2	372.8
Other Businesses
Multi-family rental operations
Multi-family rental properties	248.9	173.8
Land	106.5	58.3
Total multi-family rental operations	355.4	232.1
Oil and gas related assets	71.1	69.7
Office furniture and equipment	16.8	15.6
Land	19.7	19.7
Accumulated depreciation	(30.6)	(28.2)
Total other businesses	432.4	308.9
Forestar, net	2.0	1.1
Financial services, net	3.5	3.9
Eliminations	(6.1)	(3.0)
Property and equipment, net	$895.0	$683.7

Depreciation expense was $17.0 million and $34.8 million during the three and six months ended March 31, 2021, respectively, compared to $17.3 million and $34.5 million in the same periods of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. At March 31, 2021, mortgage loans held for sale had an aggregate carrying value of $1.76 billion and an aggregate outstanding principal balance of $1.73 billion. At September 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.53 billion and an aggregate outstanding principal balance of $1.46 billion. During the six months ended March 31, 2021 and 2020, mortgage loans originated totaled $7.3 billion and $4.9 billion, respectively, and mortgage loans sold totaled $7.0 billion and $4.6 billion, respectively. The Company had gains on sales of loans and servicing rights of $178.6 million and $317.4 million during the three and six months ended March 31, 2021, respectively, compared to $73.3 million and $147.0 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the six months ended March 31, 2021, approximately 54% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 37% were sold to two other major financial entities.

In March 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included changes to forbearance options for government-backed loans designed to keep homeowners in their homes during the COVID-19 pandemic (C-19). Due to the uncertainty surrounding these forbearance options, servicing values declined rapidly at the end of March 2020. As a result, the Company began retaining the servicing rights on a portion of its loan originations. Servicing values have since improved, and the Company sold a portion of its retained mortgage servicing rights in the six months ended March 31, 2021. The Company expects to continue retaining some servicing rights prior to selling them to third parties, typically within six months of loan origination. At March 31, 2021 and September 30, 2020, the fair value of mortgage servicing rights was $6.4 million and $17.1 million, respectively, and is included in other assets in the consolidated balance sheets.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At March 31, 2021 and September 30, 2020, the Company had mortgage-backed securities (MBS) totaling $1.5 billion and $1.1 billion, respectively, that did not yet have interest rate lock commitments or closed loans created or assigned and recorded an asset of $5.0 million and a liability of $5.3 million, respectively, for the fair value of such MBS position.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2021 was $246.0 million and $485.1 million, respectively, compared to $137.3 million and $228.1 million in the prior year periods. The effective tax rate was 20.8% and 21.9% for the three and six months ended March 31, 2021 compared to 22.1% and 19.9% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the six months ended March 31, 2020, the retroactive reinstatement of the federal energy efficient homes tax credit reduced the effective tax rate by 2.6%. For the three and six months ended March 31, 2021, a change in the estimate of homes qualifying for the fiscal 2020 retroactive extension of the energy efficient tax credit reduced the effective tax rate by 0.6% and 0.3%, respectively.

The Company’s deferred tax assets, net of deferred tax liabilities, were $150.2 million at March 31, 2021 compared to $152.4 million at September 30, 2020. The Company has a valuation allowance of $7.4 million and $7.5 million at March 31, 2021 and September 30, 2020, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$929.5	$482.7	$1,721.3	$914.0
Denominator:
Denominator for basic earnings per share — weighted average common shares	362.3	365.8	363.4	367.1
Effect of dilutive securities:
Employee stock awards	4.9	4.3	5.2	4.7
Denominator for diluted earnings per share — adjusted weighted average common shares	367.2	370.1	368.6	371.8
Basic net income per common share attributable to D.R. Horton, Inc.	$2.57	$1.32	$4.74	$2.49
Diluted net income per common share attributable to D.R. Horton, Inc.	$2.53	$1.30	$4.67	$2.46

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $100 million is reserved for sales under its at-the-market equity offering program that became effective in August 2020. During the three months ended March 31, 2021, Forestar issued 1.0 million shares of common stock under its at-the-market equity offering program for proceeds of $23.3 million, net of commissions and other issuance costs. At March 31, 2021, $370.6 million remained available for issuance under Forestar’s shelf registration statement, of which $76.3 million is reserved for sales under its at-the-market equity offering program.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. The authorization has no expiration date. During the six months ended March 31, 2021, the Company repurchased 5.5 million shares of its common stock for $420.2 million. The Company’s remaining authorization at March 31, 2021 was $115.1 million. Effective April 20, 2021, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the prior authorization. The authorization has no expiration date.

During each of the first two quarters of fiscal 2021, the Board of Directors approved and paid quarterly cash dividends of $0.20 per common share, the most recent of which was paid on February 25, 2021 to stockholders of record on February 17, 2021. In April 2021, the Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on May 20, 2021 to stockholders of record on May 10, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020.

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

In November 2020, the Company granted 360,000 performance-based RSU equity awards to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2023. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $70.60 per unit. Compensation expense related to this grant was $3.0 million and $6.2 million in the three and six months ended March 31, 2021, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

In March 2021, the Company granted approximately 850,000 time-based RSUs to 1,030 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $83.11 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to this grant was $5.5 million in both the three and six months ended March 31, 2021, of which $4.8 million related to expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based restricted stock units was $24.0 million and $45.2 million during the three and six months ended March 31, 2021, respectively, compared to $20.3 million and $36.2 million during the three and six months ended March 31, 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Warranty liability, beginning of period	$324.0	$251.6	$310.2	$247.3
Warranties issued	36.3	24.5	69.7	45.6
Changes in liability for pre-existing warranties	1.1	5.6	3.7	8.4
Settlements made	(20.7)	(19.0)	(42.9)	(38.6)
Warranty liability, end of period	$340.7	$262.7	$340.7	$262.7

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $524.4 million and $473.8 million at March 31, 2021 and September 30, 2020, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both March 31, 2021 and September 30, 2020. Expenses related to the Company’s legal contingencies were $37.3 million and $26.6 million in the six months ended March 31, 2021 and 2020, respectively.

Changes in the Company’s legal claims reserves during the six months ended March 31, 2021 and 2020 were as follows:

	Six Months Ended March 31,
	2021	2020
	(In millions)
Reserves for legal claims, beginning of period	$473.8	$434.7
Increase in reserves	56.2	33.6
Payments	(5.6)	(26.1)
Reserves for legal claims, end of period	$524.4	$442.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $90.5 million, $81.2 million and $76.6 million at March 31, 2021, September 30, 2020 and March 31, 2020, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At March 31, 2021, the Company’s homebuilding segment had total deposits of $873.9 million, consisting of cash deposits of $798.6 million and promissory notes and surety bonds of $75.3 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $13.5 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $139.6 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.5 billion. A limited number of the homebuilding land and lot purchase contracts at March 31, 2021, representing $80.5 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $80.5 million remaining purchase price subject to specific performance provisions, $41.5 million related to contracts between the homebuilding segment and Forestar.

During the three and six months ended March 31, 2021, Forestar reimbursed the homebuilding segment $8.0 million and $24.2 million, respectively, for previously paid earnest money and $7.3 million and $28.2 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and six months ended March 31, 2020, Forestar reimbursed the homebuilding segment $5.5 million and $16.2 million, respectively, for previously paid earnest money and $8.2 million and $13.3 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At March 31, 2021, the Company had outstanding surety bonds of $2.1 billion and letters of credit of $189.6 million to secure performance under various contracts. Of the total letters of credit, $143.6 million were issued under the homebuilding revolving credit facility and $46.0 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021	September 30, 2020
	(In millions)
Earnest money and refundable deposits	$860.6	$657.1
Insurance receivables	90.5	81.2
Other receivables	166.6	143.1
Prepaid assets	51.7	46.0
Forward sales of mortgage-backed securities	87.8	—
Interest rate lock commitments	26.8	31.3
Margin deposits	0.2	16.2
Contract assets - insurance agency commissions	51.1	47.1
Lease right of use assets	33.9	34.7
Mortgage servicing rights	6.4	17.1
Other	42.9	39.9
	$1,418.5	$1,113.7

The Company’s accrued expenses and other liabilities at March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021	September 30, 2020
	(In millions)
Reserves for legal claims	$524.4	$473.8
Employee compensation and related liabilities	443.7	376.1
Warranty liability	340.7	310.2
Mortgage hedging instruments and commitments	49.2	16.5
Margin call liabilities	72.1	—
Accrued interest	36.1	35.3
Federal and state income tax liabilities	241.4	42.6
Inventory related accruals	167.1	93.9
Customer deposits	163.6	93.1
Accrued property taxes	27.0	44.1
Lease liabilities	35.4	37.0
Other	97.4	84.4
	$2,198.1	$1,607.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and September 30, 2020. Changes in the fair value of the Level 3 assets during the six months ended March 31, 2021 and 2020 were not material.

		Fair Value at March 31, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,727.0	18.5	1,745.5
Mortgage servicing rights (2)	Other assets	—	—	6.4	6.4
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets/other liabilities	—	(17.3)	—	(17.3)
Forward sales of mortgage-backed securities	Other assets	—	87.8	—	87.8

		Fair Value at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,503.2	15.1	1,518.3
Mortgage servicing rights (2)	Other assets	—	—	17.1	17.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	31.3	—	31.3
Forward sales of mortgage-backed securities	Other liabilities	—	(16.2)	—	(16.2)

___________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at March 31, 2021 and September 30, 2020 included $18.5 million and $15.1 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 10%, 11% and 6%, respectively, at March 31, 2021 and 13%, 11% and 5%, respectively, at September 30, 2020.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change for the three and six months ended March 31, 2021 and 2020 recognized in revenues in the consolidated statements of operations was not significant.
(4)The fair value of interest rate lock commitments (IRLCs) at March 31, 2021 reflects $26.8 million of servicing release premiums in other assets and a change in fair value of $44.1 million in other liabilities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2021

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2021 and September 30, 2020:

		Fair Value at March 31, 2021		Fair Value at September 30, 2020
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Mortgage loans held for sale (1) (2)	Mortgage loans held for sale	$1.0	$1.9	$1.5	$2.2
Other mortgage loans (1) (3)	Other assets	2.4	1.9	0.6	2.0
___________________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment in the respective period and were held at the end of the period.
(2)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(3)The fair values of other mortgage loans were determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at March 31, 2021 and September 30, 2020:

	Carrying Value	Fair Value at March 31, 2021
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$2,205.2	$2,205.2	$—	$—	$2,205.2
Restricted cash (1)	26.7	26.7	—	—	26.7
Notes payable (2) (3)	4,472.3	—	3,345.8	1,295.5	4,641.3

	Carrying Value	Fair Value at September 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,018.5	$3,018.5	$—	$—	$3,018.5
Restricted cash (1)	21.6	21.6	—	—	21.6
Notes payable (2) (3)	4,283.3	—	3,285.5	1,203.7	4,489.2
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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 91 markets across 29 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $150,000 to more than $1,000,000, with an average closing price of $308,800 during the six months ended March 31, 2021. Approximately 91% of our home sales revenue in the six months ended March 31, 2021 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers across our markets. Our entry-level homes at affordable price points have experienced very strong demand from homebuyers, as this segment of the new home market remains under-served, with low inventory levels relative to demand.

During fiscal 2020, we also began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, we generally expect to market the community for a bulk sale of homes. These operations are reported in our homebuilding segment. During the six months ended March 31, 2021, we completed our first sale of a single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $14.0 million. At March 31, 2021, our homebuilding fixed assets included $182.6 million of assets related to 27 single-family rental communities, and our single-family rental platform included 1,650 homes and finished lots, of which 570 homes were completed.

At March 31, 2021, we owned 64% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled under land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across the United States.

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

In addition to our homebuilding, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, construct and own income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other. Our multi-family rental operations develop, construct, lease and own multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At March 31, 2021 and September 30, 2020, our consolidated balance sheets included $394.4 million and $246.2 million, respectively, of assets related to multi-family rental operations. Total assets related to other business activities were $547.5 million and $379.4 million at March 31, 2021 and September 30, 2020, respectively.

OVERVIEW

Fiscal Year-to-Date Operating Results

During the six months ended March 31, 2021, the number and value of our net sales orders increased 43% and 53%, respectively, compared to the prior year period. During the six months ended March 31, 2021, our number of homes closed and home sales revenues increased 40% and 44%, respectively, compared to the prior year period, and our consolidated revenues increased 45% to $12.4 billion compared to $8.5 billion in the prior year period. Our pre-tax income was $2.2 billion in the six months ended March 31, 2021 compared to $1.1 billion in the prior year period, and our pre-tax operating margin was 17.9% compared to 13.4%. Net income was $1.7 billion in the six months ended March 31, 2021 compared to $916.4 million in the prior year period.

In the trailing twelve months ended March 31, 2021, our return on equity (ROE) was 27.1% compared to 19.1% in the prior year period, and our homebuilding return on inventory (ROI) was 31.2% compared to 20.2%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Within our homebuilding land and lot portfolio, our lots controlled under purchase contracts represent 75% of the lots owned and controlled at March 31, 2021 compared to 70% at September 30, 2020 and 64% at March 31, 2020. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to increase the controlled portion of our lot pipeline.

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

During April 2020 when restrictive stay-at-home orders were in place for many markets across the United States, we experienced increases in sales cancellations and decreased sales orders compared to the prior year. However, as economic activity began to resume and restrictive orders were eased, demand for our homes improved significantly during the remainder of fiscal 2020 and has remained strong throughout the first half of fiscal 2021. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets. We were and remain well-positioned for increased demand with our affordable product offerings, lot supply and housing inventory.

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

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to maximize the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions and make opportunistic strategic investments. We made operational adjustments as a result of C-19; however, our strategy remains consistent and includes the following initiatives:
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

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2021, as compared to the same period of 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 41% to $6.2 billion compared to $4.4 billion.
•Homes closed increased 36% to 19,701 homes, and the average closing price of those homes was $313,200.
•Net sales orders increased 35% to 27,059 homes, and the value of net sales orders increased 47% to $8.8 billion.
•Sales order backlog increased 85% to 35,845 homes, and the value of sales order backlog increased 97% to $11.6 billion.
•Home sales gross margin was 24.6% compared to 21.3%.
•Homebuilding SG&A expense was 7.6% of homebuilding revenues compared to 8.3%.
•Homebuilding pre-tax income was $1.1 billion compared to $565.5 million.
•Homebuilding pre-tax income was 17.0% of homebuilding revenues compared to 12.9%.
•Homebuilding cash and cash equivalents totaled $1.9 billion compared to $2.6 billion and $1.0 billion at September 30, 2020 and March 31, 2020, respectively.
•Homebuilding inventories totaled $12.9 billion compared to $11.0 billion and $11.1 billion at September 30, 2020 and March 31, 2020, respectively.
•Homes in inventory totaled 46,100 compared to 38,000 and 33,400 at September 30, 2020 and March 31, 2020, respectively.
•Owned lots totaled 121,500 compared to 112,600 and 118,700 at September 30, 2020 and March 31, 2020, respectively. Lots controlled through purchase contracts increased to 365,200 from 264,300 and 210,600 at September 30, 2020 and March 31, 2020, respectively.
•Homebuilding debt was $2.6 billion compared to $2.5 billion at both September 30, 2020 and March 31, 2020.
•Homebuilding debt to total capital was 16.8% compared to 17.5% and 19.2% at September 30, 2020 and March 31, 2020, respectively.

Forestar:
•Forestar’s revenues increased 80% to $287.1 million compared to $159.1 million. Revenues in the current and prior year quarters included $268.3 million and $151.9 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 84% to 3,588 compared to 1,951. Lots sold to D.R. Horton totaled 3,358 compared to 1,906.
•Forestar’s pre-tax income was $37.6 million compared to $13.7 million.
•Forestar’s pre-tax income was 13.1% of revenues compared to 8.6%.
•Forestar’s cash and cash equivalents totaled $167.2 million compared to $394.3 million and $438.2 million at September 30, 2020 and March 31, 2020, respectively.
•Forestar’s inventories totaled $1.7 billion compared to $1.3 billion and $1.2 billion at September 30, 2020 and March 31, 2020, respectively.
•Forestar’s owned and controlled lots totaled 84,500 compared to 60,500 and 52,300 at September 30, 2020 and March 31, 2020, respectively. Of these lots, 37,100 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 30,400 and 28,600 at September 30, 2020 and March 31, 2020, respectively.
•Forestar’s debt was $654.6 million compared to $641.1 million and $640.1 million at September 30, 2020 and March 31, 2020, respectively.
•Forestar’s debt to total capital was 41.0% compared to 42.4% and 43.4% at September 30, 2020 and March 31, 2020, respectively.

Financial Services:
•Financial services revenues increased 115% to $225.1 million compared to $104.5 million.
•Financial services pre-tax income increased 336% to $107.7 million compared to $24.7 million.
•Financial services pre-tax income was 47.8% of financial services revenues compared to 23.6%.

Consolidated Results:
•Consolidated pre-tax income increased 90% to $1.2 billion compared to $621.3 million.
•Consolidated pre-tax income was 18.3% of consolidated revenues compared to 13.8%.
•Income tax expense was $246.0 million compared to $137.3 million, and our effective tax rate was 20.8% compared to 22.1%.
•Net income attributable to D.R. Horton increased 93% to $929.5 million compared to $482.7 million.
•Diluted net income per common share attributable to D.R. Horton increased 95% to $2.53 compared to $1.30.
•Stockholders’ equity was $13.0 billion compared to $11.8 billion and $10.5 billion at September 30, 2020 and March 31, 2020, respectively.
•Book value per common share increased to $35.96 compared to $32.53 and $28.77 at September 30, 2020 and March 31, 2020, respectively.
•Debt to total capital was 25.7% compared to 26.6% at September 30, 2020 and 29.2% at March 31, 2020.

Key financial results for the six months ended March 31, 2021, as compared to the same period of 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 44% to $11.9 billion compared to $8.3 billion.
•Homes closed increased 40% to 38,440 homes, and the average closing price of those homes was $308,800.
•Net sales orders increased 43% to 47,477 homes, and the value of net sales orders increased 53% to $15.3 billion.
•Home sales gross margin was 24.4% compared to 21.1%.
•Homebuilding SG&A expense was 7.7% of homebuilding revenues compared to 8.7%.
•Homebuilding pre-tax income was $2.0 billion compared to $1.0 billion.
•Homebuilding pre-tax income was 16.7% of homebuilding revenues compared to 12.4%.
•Net cash provided by homebuilding operations was $138.0 million compared to $52.1 million.

Forestar:
•Forestar’s revenues increased 46% to $594.2 million compared to $406.4 million. Revenues in the current and prior year periods included $562.5 million and $373.2 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 64% to 7,155 compared to 4,373. Lots sold to D.R. Horton totaled 6,747 compared to 4,296.
•Forestar’s pre-tax income was $66.8 million compared to $35.8 million.
•Forestar’s pre-tax income was 11.2% of revenues compared to 8.8%.

Financial Services:
•Financial services revenues increased 99% to $412.3 million compared to $207.4 million.
•Financial services pre-tax income increased 247% to $191.8 million compared to $55.2 million.
•Financial services pre-tax income was 46.5% of financial services revenues compared to 26.6%.

Consolidated Results:
•Consolidated pre-tax income increased 93% to $2.2 billion compared to $1.1 billion.
•Consolidated pre-tax income was 17.9% of consolidated revenues compared to 13.4%.
•Income tax expense was $485.1 million compared to $228.1 million, and our effective tax rate was 21.9% compared to 19.9%.
•Net income attributable to D.R. Horton increased 88% to $1.7 billion compared to $914.0 million.
•Diluted net income per common share attributable to D.R. Horton increased 90% to $4.67 compared to $2.46.
•Net cash used in operations was $154.9 million compared to $395.1 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Midwest Region
Delaware	Central Delaware	Colorado	Colorado Springs
	Northern Delaware		Denver
Georgia	Savannah		Fort Collins
Maryland	Baltimore	Illinois	Chicago
	Suburban Washington, D.C.	Indiana	Fort Wayne
New Jersey	Northern New Jersey		Indianapolis
	Southern New Jersey		Northwest Indiana
North Carolina	Asheville	Iowa	Des Moines
	Charlotte	Minnesota	Minneapolis/St. Paul
	Greensboro/Winston-Salem	Ohio	Cincinnati
	Raleigh/Durham		Columbus
Wilmington
Pennsylvania	Central Pennsylvania		South Central Region
	Philadelphia	Louisiana	Baton Rouge
South Carolina	Charleston		Lake Charles/Lafayette
	Columbia	Oklahoma	Oklahoma City
	Greenville/Spartanburg	Texas	Austin
	Hilton Head		Bryan/College Station
	Myrtle Beach		Corpus Christi
Virginia	Northern Virginia		Dallas
	Southern Virginia		Fort Worth
Houston
	Southeast Region		Killeen/Temple/Waco
Alabama	Birmingham		Midland/Odessa
	Huntsville		New Braunfels/San Marcos
	Mobile/Baldwin County		San Antonio
Montgomery
	Tuscaloosa		Southwest Region
Florida	Fort Myers/Naples	Arizona	Phoenix
	Gainesville		Tucson
	Jacksonville	New Mexico	Albuquerque
Lakeland
	Melbourne/Vero Beach		West Region
	Miami/Fort Lauderdale	California	Bakersfield
	Ocala		Bay Area
	Orlando		Fresno
	Pensacola/Panama City		Los Angeles County
	Port St. Lucie		Modesto/Merced
	Tampa/Sarasota		Riverside County
	Volusia County		Sacramento
	West Palm Beach		San Bernardino County
Georgia	Atlanta		San Diego County
	Augusta	Hawaii	Oahu
Mississippi	Gulf Coast	Nevada	Las Vegas
Tennessee	Chattanooga		Reno
	Knoxville	Oregon	Bend
	Memphis		Portland/Salem
	Nashville	Utah	Salt Lake City
		Washington	Seattle/Tacoma/Everett/Olympia
Spokane
Vancouver

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2021 and 2020.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	3,287	2,749	20%	$1,074.3	$803.8	34%	$326,800	$292,400	12%
Midwest	1,770	1,426	24%	691.7	506.4	37%	390,800	355,100	10%
Southeast	9,473	6,016	57%	2,953.9	1,634.9	81%	311,800	271,800	15%
South Central	8,574	6,139	40%	2,406.5	1,569.0	53%	280,700	255,600	10%
Southwest	1,318	942	40%	442.4	267.6	65%	335,700	284,100	18%
West	2,637	2,815	(6)%	1,280.2	1,239.2	3%	485,500	440,200	10%
	27,059	20,087	35%	$8,849.0	$6,020.9	47%	$327,000	$299,700	9%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	5,921	4,590	29%	$1,936.0	$1,350.5	43%	$327,000	$294,200	11%
Midwest	3,025	2,140	41%	1,167.5	761.7	53%	386,000	355,900	8%
Southeast	16,480	10,390	59%	5,036.1	2,826.7	78%	305,600	272,100	12%
South Central	15,264	9,914	54%	4,213.0	2,533.2	66%	276,000	255,500	8%
Southwest	2,220	1,609	38%	727.0	467.3	56%	327,500	290,400	13%
West	4,567	4,570	—%	2,185.4	2,031.2	8%	478,500	444,500	8%
	47,477	33,213	43%	$15,265.0	$9,970.6	53%	$321,500	$300,200	7%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2021	2020	2021	2020	2021	2020
East	669	660	$205.0	$188.5	17%	19%
Midwest	289	224	105.3	75.7	14%	14%
Southeast	1,935	1,695	576.2	463.1	17%	22%
South Central	1,612	1,372	429.3	352.9	16%	18%
Southwest	186	224	56.6	65.8	12%	19%
West	226	395	106.2	178.8	8%	12%
	4,917	4,570	$1,478.6	$1,324.8	15%	19%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2021	2020	2021	2020	2021	2020
East	1,239	1,090	$376.0	$311.6	17%	19%
Midwest	537	385	198.0	126.8	15%	15%
Southeast	3,611	2,866	1,053.1	783.7	18%	22%
South Central	3,045	2,366	802.7	607.4	17%	19%
Southwest	392	384	116.3	110.5	15%	19%
West	501	686	230.1	308.7	10%	13%
	9,325	7,777	$2,776.2	$2,248.7	16%	19%
 ________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 35% and 43% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, with increases in most of our regions. The value of net sales orders increased 47% to $8.8 billion (27,059 homes) and 53% to $15.3 billion (47,477 homes) for the three and six months ended March 31, 2021, respectively, compared to $6.0 billion (20,087 homes) and $10.0 billion (33,213 homes) in the prior year periods. The average selling price of net sales orders during the three and six months ended March 31, 2021 was $327,000 and $321,500, respectively, up 9% and 7% from the prior year periods.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Carolina markets in the East; the Denver and Indianapolis markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Dallas, San Antonio and Louisiana markets in the South Central; and the Phoenix market in the Southwest. The decrease in sales volume in our West region in the current quarter compared to the prior year was primarily due to our Seattle market.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 15% and 16% in the three and six months ended March 31, 2021, respectively, compared to 19% in both prior year periods.

Our sales order pace has shown continued strength throughout the first half of fiscal 2021 and reflects increased demand due to historically low interest rates on mortgage loans and the continued limited supply of homes at affordable price points across most of our markets.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	4,243	2,725	56%	$1,407.5	$826.7	70%	$331,700	$303,400	9%
Midwest	2,657	1,513	76%	1,019.2	535.6	90%	383,600	354,000	8%
Southeast	11,444	5,605	104%	3,595.1	1,581.5	127%	314,100	282,200	11%
South Central	11,926	6,133	94%	3,345.3	1,602.0	109%	280,500	261,200	7%
Southwest	2,645	1,081	145%	848.0	313.2	171%	320,600	289,700	11%
West	2,930	2,271	29%	1,398.3	1,025.2	36%	477,200	451,400	6%
	35,845	19,328	85%	$11,613.4	$5,884.2	97%	$324,000	$304,400	6%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	2,669	1,983	35%	$861.3	$579.5	49%	$322,700	$292,200	10%
Midwest	1,248	877	42%	467.9	308.7	52%	374,900	352,000	7%
Southeast	6,996	4,831	45%	2,043.2	1,315.4	55%	292,100	272,300	7%
South Central	5,707	4,167	37%	1,502.9	1,057.2	42%	263,300	253,700	4%
Southwest	807	680	19%	243.1	199.7	22%	301,200	293,700	3%
West	2,274	2,001	14%	1,052.0	902.8	17%	462,600	451,200	3%
	19,701	14,539	36%	$6,170.4	$4,363.3	41%	$313,200	$300,100	4%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	5,261	3,781	39%	$1,665.9	$1,099.9	51%	$316,700	$290,900	9%
Midwest	2,384	1,690	41%	879.9	590.9	49%	369,100	349,600	6%
Southeast	13,292	9,062	47%	3,819.5	2,464.7	55%	287,400	272,000	6%
South Central	11,376	7,947	43%	2,976.3	2,015.2	48%	261,600	253,600	3%
Southwest	1,580	1,343	18%	475.3	395.7	20%	300,800	294,600	2%
West	4,547	3,675	24%	2,052.2	1,660.2	24%	451,300	451,800	—%
	38,440	27,498	40%	$11,869.1	$8,226.6	44%	$308,800	$299,200	3%

Home Sales Revenue

Revenues from home sales increased 41% to $6.2 billion (19,701 homes closed) for the three months ended March 31, 2021 from $4.4 billion (14,539 homes closed) in the prior year period. Revenues from home sales increased 44% to $11.9 billion (38,440 homes closed) for the six months ended March 31, 2021 from $8.2 billion (27,498 homes closed) in the prior year period. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed.

The number of homes closed increased 36% and 40% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods. The markets contributing most to the increased closing volume in our regions were as follows: the Carolina markets in the East; the Denver and Indianapolis markets in the Midwest; the Florida markets in the Southeast; the Houston, Dallas and San Antonio markets in the South Central; the Phoenix market in the Southwest; and the California markets in the West.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Gross profit – home sales	24.6%	21.3%	24.4%	21.1%
Gross profit – land/lot sales and other	26.6%	27.1%	28.8%	29.8%
Inventory and land option charges	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Gross profit – total homebuilding	24.6%	21.1%	24.3%	21.0%
Selling, general and administrative expense	7.6%	8.3%	7.7%	8.7%
Gain on sale of assets	—%	—%	(0.1)%	—%
Other (income) expense	—%	(0.1)%	—%	(0.1)%
Homebuilding pre-tax income	17.0%	12.9%	16.7%	12.4%

Home Sales Gross Profit

Gross profit from home sales increased to $1.5 billion in the three months ended March 31, 2021 from $927.8 million in the prior year period and increased 330 basis points to 24.6% as a percentage of home sales revenues. The percentage increase resulted from improvements of 320 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions, 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 10 basis points.

Gross profit from home sales increased to $2.9 billion in the six months ended March 31, 2021 from $1.7 billion in the prior year period and increased 330 basis points to 24.4% as a percentage of home sales revenues. The percentage increase resulted from improvements of 300 basis points due to an increase in the average selling price while the cost of our homes closed decreased slightly, 10 basis points from a decrease in the amount of purchase accounting adjustments related to prior year acquisitions, 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels, we would expect our gross profit margins to also decline.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $17.3 million and $37.2 million in the three and six months ended March 31, 2021, respectively, and $15.5 million and $35.2 million in the comparable periods of fiscal 2020. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2021, our homebuilding operations had $24.1 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of March 31, 2021, we determined that no communities were impaired, and no impairment charges were recorded during the three months ended March 31, 2021. During the six months ended March 31, 2021, impairment charges totaled $5.6 million. There were $1.7 million of impairment charges recorded in the three and six months ended March 31, 2020.

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

During the three and six months ended March 31, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $3.2 million and $5.6 million, respectively, compared to $7.1 million and $10.7 million in the same periods of fiscal 2020.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 30% to $469.5 million and 28% to $920.6 million in the three and six months ended March 31, 2021, respectively, from $361.8 million and $720.2 million in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 7.6% and 7.7% in the three and six months ended March 31, 2021, respectively, compared to 8.3% and 8.7% in the prior year periods.

Employee compensation and related costs represented 81% and 80% of SG&A costs in the three and six months ended March 31, 2021, respectively, compared to 73% in both prior year periods. These costs increased 44% to $382.3 million and 40% to $738.3 million in the three and six months ended March 31, 2021, respectively, from $265.7 million and $527.7 million in the prior year periods. Our homebuilding operations employed 7,916 and 6,987 employees at March 31, 2021 and 2020, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $22.6 million and $47.0 million in the three and six months ended March 31, 2021, respectively, compared to $22.9 million and $47.2 million in the prior year periods. Interest charged to cost of sales was 0.7% and 0.8% of total cost of sales (excluding inventory and land option charges) in the three and six months ended March 31, 2021, respectively, compared to 0.8% in both prior year periods.

Gain on Sale of Assets

During the six months ended March 31, 2021, we sold one single-family rental community representing 124 homes for $31.8 million, resulting in a gain on sale of $13.1 million in our homebuilding segment and $0.9 million in our other businesses.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.8 million and $3.3 million in the three and six months ended March 31, 2021, respectively, compared to $4.1 million and $9.6 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2020, we acquired the homebuilding operations of Braselton Homes in Corpus Christi, Texas for approximately $23.0 million in cash. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. We also acquired a sales order backlog of approximately 125 homes.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2021			2020
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$861.5	$146.0	16.9%	$579.7	$73.3	12.6%
Midwest	468.4	60.9	13.0%	308.7	23.6	7.6%
Southeast	2,054.9	376.7	18.3%	1,316.7	187.8	14.3%
South Central	1,504.1	266.8	17.7%	1,066.4	156.2	14.6%
Southwest	243.1	39.5	16.2%	199.7	30.8	15.4%
West	1,055.7	162.2	15.4%	907.6	93.8	10.3%
	$6,187.7	$1,052.1	17.0%	$4,378.8	$565.5	12.9%

	Six Months Ended March 31,
	2021			2020
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,670.7	$278.5	16.7%	$1,100.2	$133.2	12.1%
Midwest	881.5	110.1	12.5%	591.3	42.3	7.2%
Southeast	3,833.3	682.5	17.8%	2,467.3	333.9	13.5%
South Central	2,979.0	531.5	17.8%	2,025.1	288.9	14.3%
Southwest	475.7	78.1	16.4%	410.7	65.3	15.9%
West	2,066.1	306.6	14.8%	1,667.2	163.5	9.8%
	$11,906.3	$1,987.3	16.7%	$8,261.8	$1,027.1	12.4%
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

East Region — Homebuilding revenues increased 49% and 52% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our New Jersey, Myrtle Beach, Greenville and Charlotte markets. The region generated pre-tax income of $146.0 million and $278.5 million in the three and six months ended March 31, 2021, respectively, compared to $73.3 million and $133.2 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 370 basis points in both the three and six months ended March 31, 2021 compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 and 120 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 52% and 49% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Denver, Chicago and Indianapolis markets. The region generated pre-tax income of $60.9 million and $110.1 million in the three and six months ended March 31, 2021, respectively, compared to $23.6 million and $42.3 million in the prior year periods. Home sales gross profit percentage increased by 360 basis points in both the three and six months ended March 31, 2021 compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 160 and 190 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 56% and 55% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $376.7 million and $682.5 million in the three and six months ended March 31, 2021, respectively, compared to $187.8 million and $333.9 million in the prior year periods. Home sales gross profit percentage increased by 320 and 330 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 and 110 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 41% and 47% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in most of our Texas markets. The region generated pre-tax income of $266.8 million and $531.5 million in the three and six months ended March 31, 2021, respectively, compared to $156.2 million and $288.9 million in the prior year periods. Home sales gross profit percentage increased by 220 and 210 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 and 80 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 22% and 16% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Arizona markets. The region generated pre-tax income of $39.5 million and $78.1 million in the three and six months ended March 31, 2021, respectively, compared to $30.8 million and $65.3 million in the prior year periods. Home sales gross profit percentage increased by 190 and 180 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 90 and 110 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, due to increased costs to support the growth in inventories.

West Region — Homebuilding revenues increased 16% and 24% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Las Vegas, Southern California and Sacramento markets. The region generated pre-tax income of $162.2 million and $306.6 million in the three and six months ended March 31, 2021, respectively, compared to $93.8 million and $163.5 million in the prior year periods. Home sales gross profit percentage increased by 450 and 400 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the average cost of homes closed decreasing while the average selling price increased in the three month period and decreased slightly in the six month period. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 and 100 basis points in the three and six months ended March 31, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at March 31, 2021 and September 30, 2020 are summarized as follows:

	As of March 31, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$975.1	$536.8	$5.5	$1.4	$1,518.8
Midwest	614.1	497.6	—	1.8	1,113.5
Southeast	2,112.4	1,175.4	17.5	0.6	3,305.9
South Central	1,930.5	1,546.4	0.3	0.6	3,477.8
Southwest	382.2	504.8	1.1	—	888.1
West	1,238.8	1,113.0	5.7	19.4	2,376.9
Corporate and unallocated (1)	124.3	90.4	0.4	0.3	215.4
	$7,377.4	$5,464.4	$30.5	$24.1	$12,896.4

	As of September 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$785.3	$531.2	$5.5	$6.3	$1,328.3
Midwest	497.0	459.0	1.8	0.7	958.5
Southeast	1,655.5	1,231.5	32.3	0.6	2,919.9
South Central	1,596.3	1,282.3	0.3	1.0	2,879.9
Southwest	244.2	449.7	1.6	0.3	695.8
West	1,137.3	847.1	5.7	19.0	2,009.1
Corporate and unallocated (1)	121.9	100.6	0.6	0.4	223.5
	$6,037.5	$4,901.4	$47.8	$28.3	$11,015.0
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at March 31, 2021 and September 30, 2020 are summarized as follows:

	As of March 31, 2021
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,000	69,100	80,100	5,900
Midwest	8,500	28,300	36,800	3,100
Southeast	27,000	124,600	151,600	14,400
South Central	46,200	98,200	144,400	14,700
Southwest	7,100	13,700	20,800	3,200
West	21,700	31,300	53,000	4,800
	121,500	365,200	486,700	46,100
	25%	75%	100%

	As of September 30, 2020
	Land/Lots Owned (1)	Lots Controlled Under Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,300	50,500	61,800	4,900
Midwest	8,000	17,800	25,800	2,600
Southeast	28,700	95,700	124,400	11,500
South Central	40,100	65,200	105,300	12,600
Southwest	7,200	7,600	14,800	1,800
West	17,300	27,500	44,800	4,600
	112,600	264,300	376,900	38,000
	30%	70%	100%
___________________

(1)Land/lots owned included approximately 31,600 and 33,800 owned lots that are fully developed and ready for home construction at March 31, 2021 and September 30, 2020, respectively. Land/lots owned also included land held for development representing 1,400 and 1,600 lots at March 31, 2021 and September 30, 2020, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2021 and September 30, 2020 was $13.5 billion and $9.9 billion, respectively, secured by earnest money deposits of $873.9 million and $653.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2021 and September 30, 2020 included $1.5 billion and $1.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $139.6 million and $98.2 million, respectively, of earnest money.
(3)Lots controlled at March 31, 2021 included approximately 37,100 lots owned or controlled by Forestar, 20,400 of which our homebuilding divisions have under contract to purchase and 16,700 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 17,400 lots were in our Southeast region, 5,600 lots were in our South Central region, 5,300 lots were in our West region, 4,100 lots were in our East region, 2,700 lots were in our Southwest region, and 2,000 lots were in our Midwest region. Lots controlled at September 30, 2020 included approximately 30,400 lots owned or controlled by Forestar, 14,000 of which our homebuilding divisions had under contract to purchase and 16,400 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 12,200 and 14,900 of our homes in inventory were unsold at March 31, 2021 and September 30, 2020, respectively. At March 31, 2021, approximately 700 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. At September 30, 2020, approximately 1,900 of our unsold homes were completed, of which approximately 300 homes had been completed for more than six months. Homes in inventory exclude approximately 1,900 and 1,800 model homes at March 31, 2021 and September 30, 2020, respectively.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at March 31, 2021, we owned 64% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 54 markets across 22 states as of March 31, 2021. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and six months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In millions)
Residential lot sales	$280.2	$156.4	$587.1	$373.5
Tract sales and other	6.9	2.7	7.1	32.9
Total revenues	$287.1	$159.1	$594.2	$406.4
Cost of sales	233.8	136.6	496.7	353.2
Selling, general and administrative expense	16.3	11.2	31.8	21.7
Gain on sale of assets	—	(0.3)	—	(0.1)
Other (income) expense	(0.6)	(2.1)	(1.1)	(4.2)
Income before income taxes	$37.6	$13.7	$66.8	$35.8

At March 31, 2021, Forestar owned directly or controlled through land and lot purchase contracts approximately 84,500 residential lots, of which approximately 4,800 are fully developed. Approximately 37,100 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 700 of these lots are under contract to sell to other builders.

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and six months ended March 31, 2021 and 2020, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	($ in millions)
Total residential single-family lots sold	3,588	1,951	7,155	4,373
Residential single-family lots sold to D.R. Horton	3,358	1,906	6,747	4,296
Residential lot sales revenues from sales to D.R. Horton	$265.3	$151.9	$559.5	$366.0
Tract acres sold to D.R. Horton	14	—	14	36
Tract sales revenues from sales to D.R. Horton	$3.0	$—	$3.0	$7.2

SG&A expense for the three and six months ended March 31, 2021 included charges of $0.9 million and $2.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.3 million and $2.6 million, respectively, in the same periods of fiscal 2020.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,227	9,740	36%	25,949	18,141	43%
Number of homes closed by D.R. Horton	19,701	14,539	36%	38,440	27,498	40%
Percentage of D.R. Horton homes financed by DHI Mortgage	67%	67%		68%	66%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,240	9,792	35%	25,978	18,234	42%
Total number of loans originated or brokered by DHI Mortgage	13,553	10,029	35%	26,626	18,752	42%
Captive business percentage	98%	98%		98%	97%
Loans sold by DHI Mortgage to third parties	12,371	8,774	41%	25,829	17,519	47%

	Three Months Ended March 31,			Six Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
	(In millions)
Loan origination and other fees	$11.7	$7.6	54%	$22.9	$15.0	53%
Gains on sale of mortgage loans and mortgage servicing rights	178.6	73.3	144%	317.4	147.0	116%
Servicing income	—	—	—%	2.4	—	—%
Total mortgage operations revenues	190.3	80.9	135%	342.7	162.0	112%
Title policy premiums	34.8	23.6	47%	69.6	45.4	53%
Total revenues	225.1	104.5	115%	412.3	207.4	99%
General and administrative expense	123.7	85.9	44%	233.3	163.8	42%
Other (income) expense	(6.3)	(6.1)	3%	(12.8)	(11.6)	10%
Financial services pre-tax income	$107.7	$24.7	336%	$191.8	$55.2	247%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
General and administrative expense	55.0%	82.2%	56.6%	79.0%
Other (income) expense	(2.8)%	(5.8)%	(3.1)%	(5.6)%
Financial services pre-tax income	47.8%	23.6%	46.5%	26.6%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2021, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 36% and 43%, respectively, from the prior year periods, due to increases in the number of homes closed by our homebuilding operations of 36% and 40%. In the six month period, a 2% increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing also contributed to the increase in loan origination volume.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in both the three and six months ended March 31, 2021 compared to 98% and 97%, respectively, in the prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 41% and 47% in the three and six months ended March 31, 2021, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on March 31, 2021 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the six months ended March 31, 2021, approximately 54% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae, and 37% were sold to two other major financial entities. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Due to the disruption in the secondary mortgage markets beginning in late March 2020 caused by C-19 and the uncertainty of the impact of the CARES Act, many financial entities began offering lower pricing and limiting their purchases of mortgages and servicing rights. As a result of the rapid decline in servicing values at the end of March 2020, we began retaining the servicing rights on a portion of our loan originations. Servicing values have since improved, and we sold a portion of our retained mortgage servicing rights in the six months ended March 31, 2021. We expect to continue retaining some servicing rights prior to selling them to third parties, typically within six months of loan origination.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 135% to $190.3 million and 112% to $342.7 million in the three and six months ended March 31, 2021, respectively, from $80.9 million and $162.0 million in the prior year periods, primarily due to increases of 35% and 42% in loan originations and higher net gains achieved on the sale of loan originations in the secondary market. Revenues from our title operations increased 47% to $34.8 million and 53% to $69.6 million in the three and six months ended March 31, 2021, respectively, from $23.6 million and $45.4 million in the prior year periods, primarily due to increases of 41% and 46% in escrow closings.

General and administrative (G&A) expense related to our financial services operations increased 44% to $123.7 million and 42% to $233.3 million in the three and six months ended March 31, 2021, respectively, from $85.9 million and $163.8 million in the prior year periods. The increases were primarily due to increases in employee related costs to support a higher volume of transactions. Our financial services operations employed 2,578 and 1,934 employees at March 31, 2021 and 2020, respectively.

As a percentage of financial services revenues, G&A expense was 55.0% and 56.6% in the three and six months ended March 31, 2021, respectively, compared to 82.2% and 79.0% in the prior year periods. Our significant increase in loan volume resulted in better G&A leverage in the current year periods. However, fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increases from higher volumes of mortgage originations and escrow closings and better leverage of our G&A expenses, pre-tax income from our financial services operations increased 336% to $107.7 million and 247% to $191.8 million in the three and six months ended March 31, 2021, respectively, from $24.7 million and $55.2 million in the prior year periods.

RESULTS OF OPERATIONS - OTHER BUSINESSES

The combined pre-tax income of all of our subsidiaries engaged in other business activities was $0.1 million and $2.3 million in the three and six months ended March 31, 2021, respectively, compared to $28.0 million and $57.5 million in the prior year periods. Income generated by our other businesses can vary significantly based on the timing of multi-family rental property sales. There were no multi-family rental properties sold during the current year periods. There were two multi-family rental properties sold during the prior year periods, one in November 2019 and another in February 2020, for a total of $128.5 million with gains on sale totaling $59.4 million.

Our multi-family rental operations develop, construct, lease and own multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At March 31, 2021, we had eight multi-family rental projects under active construction and four projects that were substantially complete and in the lease-up phase. These 12 projects represent 3,760 multi-family units, including 2,450 units under active construction and 1,310 completed units.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2021 was $1.2 billion and $2.2 billion, respectively, compared to $621.3 million and $1.1 billion in the prior year periods. The increases were primarily due to increases in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2021 was $246.0 million and $485.1 million, respectively, compared to $137.3 million and $228.1 million in the prior year periods. Our effective tax rate was 20.8% and 21.9% for the three and six months ended March 31, 2021 compared to 22.1% and 19.9% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the six months ended March 31, 2020, the retroactive reinstatement of the federal energy efficient homes tax credit reduced our effective tax rate by 2.6%. For the three and six months ended March 31, 2021, a change in the estimate of homes qualifying for the fiscal 2020 retroactive extension of the energy efficient tax credit reduced our effective tax rate by 0.6% and 0.3%, respectively.

Our deferred tax assets, net of deferred tax liabilities, were $150.2 million at March 31, 2021 compared to $152.4 million at September 30, 2020. We have a valuation allowance of $7.4 million and $7.5 million at March 31, 2021 and September 30, 2020, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

Currently, we are increasing our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations and grow our revenues and profitability, as well as considering opportunistic strategic investments as they arise. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. We are maintaining higher homebuilding cash balances than in prior years to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At March 31, 2021, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 25.7% compared to 26.6% at September 30, 2020 and 29.2% at March 31, 2020. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 16.8% compared to 17.5% at September 30, 2020 and 19.2% at March 31, 2020. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% throughout fiscal 2021. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At March 31, 2021, $370.6 million remained available under Forestar’s shelf registration statement, of which $76.3 million is reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2021, cash and cash equivalents of our homebuilding segment totaled $1.9 billion.

Bank Credit Facilities — We have a $1.59 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.5 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is October 2, 2024. At March 31, 2021, there were no borrowings outstanding and $143.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.45 billion.

In April 2021, our senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to April 20, 2026. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The capacity of the homebuilding revolving credit facility was increased to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments.

In May 2020, we entered into a credit agreement providing for a $375 million 364-day senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $550 million, subject to certain conditions and availability of additional bank commitments. The interest rate on borrowings under the 364-day revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. There were no borrowings outstanding under the facility at March 31, 2021. This facility is not expected to be renewed upon its maturity on May 27, 2021.

Our homebuilding revolving credit facilities impose restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. Both facilities include substantially the same affirmative and negative covenants, events of default and financial covenants. These covenants are measured as defined in the credit agreements governing the facilities and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facilities or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreements governing the facilities impose restrictions on the creation of secured debt and liens. At March 31, 2021, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facilities.

Public Unsecured Debt — We have $2.55 billion principal amount of homebuilding senior notes outstanding as of March 31, 2021 that mature from September 2022 through October 2027. In October 2020, we issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, we repaid $400 million principal amount of our 2.55% senior notes at maturity. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2021, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Repurchases of Common Stock — We repurchased 5.5 million shares of our common stock for $420.2 million during the six months ended March 31, 2021.

Debt and Equity Repurchase Authorizations — Effective July 30, 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities and $1.0 billion of our common stock. At March 31, 2021, the full amount of the debt repurchase authorization was remaining, and $115.1 million of the equity repurchase authorization was remaining. These authorizations have no expiration date. Effective April 20, 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. The authorization has no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity.

Cash and Cash Equivalents — At March 31, 2021, Forestar had cash and cash equivalents of $167.2 million.

Bank Credit Facility — Forestar has a $380 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $570 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 2, 2022. At March 31, 2021, there were no borrowings outstanding and $46.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $334.0 million.

In April 2021, Forestar’s revolving credit facility was amended to extend its maturity date to April 16, 2025. The maturity date may be extended subject to the approval of lenders holding a majority of the commitments. The capacity of Forestar’s revolving credit facility was increased to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Unsecured Debt — As of March 31, 2021, Forestar had $350 million principal amount of 8.0% senior notes due 2024 and $300 million principal amount of 5.0% senior notes due 2028. The notes were issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, and represent unsecured obligations of Forestar.

In April 2021, Forestar issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semiannually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. A portion of the net proceeds from the issuance of the notes will be used to redeem the $350 million principal amount of 8.0% senior notes due April 15, 2024 in full, and the remainder of the proceeds will be used for general corporate purposes.

In April 2021, Forestar delivered notice for the full redemption of its $350 million principal amount of 8.0% senior notes outstanding. The redemption price of $365.6 million includes a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. The notes are scheduled to be redeemed May 7, 2021.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At March 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2021.

Issuance of Common Stock — During the three months ended March 31, 2021, Forestar issued 1.0 million shares of common stock under its at-the-market equity offering program for proceeds of $23.3 million, net of commissions and other issuance costs. At March 31, 2021, $370.6 million remained available for issuance under Forestar’s shelf registration statement, of which $76.3 million is reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At March 31, 2021, cash and cash equivalents of our financial services operations totaled $94.7 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2021, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 18, 2022. The total capacity of the facility is $1.4 billion; however, the capacity increases, without requiring additional commitments, to $1.633 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments.

As of March 31, 2021, $1.69 billion of mortgage loans held for sale with a collateral value of $1.66 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $454.8 million, DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at March 31, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the six months ended March 31, 2021, net cash used in operating activities was $154.9 million compared to $395.1 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $249.5 million and $32.3 million of cash used in our Forestar and financial services segments, respectively, partially offset by $138.0 million of cash provided by our homebuilding segment.

Cash used to increase construction in progress and finished home inventory was $1.3 billion in the current year period compared to $724.4 million in the prior year period. In both periods, the expenditures were made to support increased sales and closing volumes. Cash used to increase residential land and lots in the current year period was $975.2 million compared to $324.2 million in the prior year period. Of these amounts, $377.2 million and $171.4 million, respectively, related to Forestar. The most significant source of cash provided by operating activities in both periods was net income. Also, pursuant to IRS News Release 2021-43, we have deferred approximately $215 million of federal and certain state estimated tax payments originally due March 15, 2021 until June 15, 2021 as a result of the Texas winter storm. This deferral provided $215 million of cash from operations during the six months ended March 31, 2021.

Investing Cash Flow Activities

In the six months ended March 31, 2021, net cash used in investing activities was $196.1 million compared to $34.6 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental operations totaling $173.9 million, an acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $30.5 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million. In the prior year period, uses of cash included expenditures related to our rental operations totaling $113.0 million and purchases of property and equipment totaling $47.6 million, partially offset by proceeds from the sale of assets primarily consisting of $128.5 million related to the sale of two multi-family rental properties.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the six months ended March 31, 2021, net cash used in financing activities was $457.2 million, consisting primarily of repayment of $400 million principal amount of our 2.55% homebuilding senior notes at maturity, payment of cash dividends totaling $145.6 million and cash used to repurchase shares of our common stock of $420.2 million. These uses of cash were partially offset by note proceeds from our issuance of $500 million principal amount of 1.4% homebuilding senior notes and net advances of $70.9 million on our mortgage repurchase facility.

During the six months ended March 31, 2020, net cash provided by financing activities was $453.0 million, consisting primarily of note proceeds of $800 million from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $297.6 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $300 million, repayment of $500 million principal amount of our 4.0% senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase shares of our common stock of $360.4 million and payment of cash dividends totaling $128.7 million.

During each of the first two quarters of fiscal 2021, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, the most recent of which was paid on February 25, 2021 to stockholders of record on February 17, 2021. In April 2021, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on May 20, 2021 to stockholders of record on May 10, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

At March 31, 2021, we had outstanding letters of credit of $189.6 million and surety bonds of $2.1 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at March 31, 2021, there were a limited number of contracts with $80.5 million of remaining purchase price subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $41.5 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of March 31, 2021, D.R. Horton, Inc. had outstanding $2.55 billion principal amount of homebuilding senior notes due through October 2027 and no amounts outstanding on its homebuilding revolving credit facilities.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	March 31, 2021	September 30, 2020
	(In millions)
Assets
Cash	$1,832.0	$2,498.5
Inventories	12,860.1	10,921.8
Amount due from Non-Guarantor Subsidiaries	618.8	524.6
Total assets	17,202.8	15,503.9
Liabilities & Stockholders’ Equity
Notes payable	$2,616.9	$2,514.4
Total liabilities	5,489.6	4,746.9
Stockholders’ equity	11,713.2	10,757.0

Summarized Statement of Operations Data	Six Months Ended March 31, 2021	Year Ended September 30, 2020
	(In millions)
Revenues	$11,898.0	$19,630.0
Cost of sales	9,009.9	15,379.2
Selling, general and administrative expense	889.3	1,584.4
Income before income taxes	1,983.4	2,666.4
Net income	1,553.6	2,134.7

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

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2020, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2021 and September 30, 2020, we had reserves for approximately 320 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2021, we established reserves for approximately 115 new construction defect claims and resolved 55 construction defect claims for a total cost of $6.2 million. At March 31, 2020 and September 30, 2019, we had reserves for approximately 220 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2020, we established reserves for approximately 85 new construction defect claims and resolved 45 construction defect claims for a total cost of $18.3 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2021 and 2020 was not significant, is recognized in current earnings. At March 31, 2021, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $3.6 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.1 billion at March 31, 2021.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At March 31, 2021 and September 30, 2020, we had MBS totaling $1.5 billion and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $5.0 million and a liability of $5.3 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2021. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2021.

	Six Months Ending September 30, 2021	Fiscal Year Ending September 30,							Fair Value at March 31, 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$75.0	$350.3	$700.3	$365.3	$500.4	$500.4	$800.3	$3,292.0	$3,437.8
Average interest rate	3.7%	4.5%	5.5%	8.4%	2.7%	2.8%	3.0%	4.2%
Variable rate	$1,203.5	$—	$—	$—	$—	$—	$—	$1,203.5	$1,203.5
Average interest rate	2.1%	—%	—%	—%	—%	—%	—%	2.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2021 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended March 31, 2021. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
January 1, 2021 - January 31, 2021	—	$—	—	$465.5
February 1, 2021 - February 28, 2021	3,894,379	78.78	3,894,379	158.7
March 1, 2021 - March 31, 2021	581,245	74.98	581,245	115.1
Total	4,475,624	$78.29	4,475,624	$115.1
_________________
(1) Shares purchased during the three months ended March 31, 2021 were part of a $1.0 billion common stock repurchase authorization approved by our Board of Directors effective July 30, 2019. The authorization has no expiration date. At March 31, 2021, there was $115.1 million remaining on the repurchase authorization. Effective April 20, 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. The authorization has no expiration date.

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
4.1
Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.1
Amendment No. 10 to Credit Agreement, dated April 20, 2021 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2021, filed with the SEC on April 22, 2021).

10.2
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K dated April 16, 2021, filed with the SEC on April 20, 2021).

10.3
Third Amended and Restated Master Repurchase Agreement, dated February 19, 2021, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 19, 2021, filed with the SEC on February 23, 2021).

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

D.R. HORTON, INC.
Date:	April 26, 2021	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 26, 2021	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)