Form 10-Q
period 2021-06-30
HORTON D R INC /DE/
filed 2021-07-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 20, 2021, there were 358,183,972 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,942.7	$3,018.5
Restricted cash	26.4	21.6
Total cash, cash equivalents and restricted cash	1,969.1	3,040.1
Inventories:
Construction in progress and finished homes	7,744.1	5,984.1
Residential land and lots — developed and under development	7,407.9	6,171.8
Land held for development	113.9	53.2
Land held for sale	23.5	28.3
Rental properties	722.3	—
Total inventory	16,011.7	12,237.4
Mortgage loans held for sale	1,644.1	1,529.0
Deferred income taxes, net of valuation allowance of $7.3 million and $7.5 million at June 30, 2021 and September 30, 2020, respectively	147.1	144.9
Property and equipment, net	367.0	683.7
Other assets	1,491.0	1,113.7
Goodwill	163.5	163.5
Total assets	$21,793.5	$18,912.3
LIABILITIES
Accounts payable	$1,250.9	$900.5
Accrued expenses and other liabilities	2,001.3	1,607.0
Notes payable	4,416.3	4,283.3
Total liabilities	7,668.5	6,790.8
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 396,959,567 shares issued and 358,124,810 shares outstanding at June 30, 2021 and 394,741,349 shares issued and 363,999,982 shares outstanding at September 30, 2020	4.0	3.9
Additional paid-in capital	3,246.0	3,240.9
Retained earnings	12,376.9	9,757.8
Treasury stock, 38,834,757 shares and 30,741,367 shares at June 30, 2021 and September 30, 2020, respectively, at cost	(1,824.0)	(1,162.6)
Stockholders’ equity	13,802.9	11,840.0
Noncontrolling interests	322.1	281.5
Total equity	14,125.0	12,121.5
Total liabilities and equity	$21,793.5	$18,912.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share data) (Unaudited)
Revenues	$7,284.6	$5,390.0	$19,664.9	$13,910.8
Cost of sales	5,212.6	4,084.7	14,196.0	10,619.7
Selling, general and administrative expense	655.7	527.5	1,863.2	1,450.1
Gain on sale of assets	—	—	(14.0)	(59.5)
Loss on extinguishment of debt	18.1	—	18.1	—
Other (income) expense	(17.4)	(4.6)	(28.2)	(26.4)
Income before income taxes	1,415.6	782.4	3,629.8	1,926.9
Income tax expense	299.1	149.5	784.1	377.6
Net income	1,116.5	632.9	2,845.7	1,549.3
Net income attributable to noncontrolling interests	1.0	2.2	8.9	4.6
Net income attributable to D.R. Horton, Inc.	$1,115.5	$630.7	$2,836.8	$1,544.7

Basic net income per common share attributable to D.R. Horton, Inc.	$3.10	$1.73	$7.83	$4.22
Weighted average number of common shares	359.7	363.8	362.2	366.0

Diluted net income per common share attributable to D.R. Horton, Inc.	$3.06	$1.72	$7.73	$4.17
Adjusted weighted average number of common shares	364.0	367.7	367.1	370.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3
Net income	—	—	929.5	—	4.4	933.9
Exercise of stock options (391,047 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (916,209 shares)	—	3.2	—	—	—	3.2
Cash paid for shares withheld for taxes	—	(56.6)	—	—	—	(56.6)
Stock-based compensation expense	—	25.4	—	—	—	25.4
Cash dividends declared ($0.20 per share)	—	—	(72.7)	—	—	(72.7)
Repurchases of common stock (4,475,624 shares)	—	—	—	(350.4)	—	(350.4)
Change of ownership interest in Forestar and other	—	(1.9)	—	—	23.4	21.5
Balances at March 31, 2021 (360,479,511 shares)	$4.0	$3,208.4	$11,333.5	$(1,582.8)	$312.9	$13,276.0
Net income	—	—	1,115.5	—	1.0	1,116.5
Exercise of stock options (152,119 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (110,946 shares)	—	8.5	—	—	—	8.5
Cash paid for shares withheld for taxes and other	—	4.4	—	—	—	4.4
Stock-based compensation expense	—	22.6	—	—	—	22.6
Cash dividends declared ($0.20 per share)	—	—	(72.1)	—	—	(72.1)
Repurchases of common stock (2,617,766 shares)	—	—	—	(241.2)	—	(241.2)
Change of ownership interest in Forestar	—	0.7	—	—	8.2	8.9
Balances at June 30, 2021 (358,124,810 shares)	$4.0	$3,246.0	$12,376.9	$(1,824.0)	$322.1	$14,125.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	431.3	—	1.2	432.5
Exercise of stock options (258,800 shares)	—	4.1	—	—	—	4.1
Stock issued under employee benefit plans (582,936 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(17.3)	—	—	—	(17.3)
Stock-based compensation expense	—	16.6	—	—	—	16.6
Cash dividends declared ($0.175 per share)	—	—	(64.6)	—	—	(64.6)
Repurchases of common stock (3,000,000 shares)	—	—	—	(163.1)	—	(163.1)
Distributions to noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Change of ownership interest in Forestar	—	(0.5)	—	—	0.5	—
Balances at December 31, 2019 (366,273,190 shares)	$3.9	$3,182.0	$8,006.8	$(965.3)	$275.5	$10,502.9
Net income	—	—	482.7	—	1.3	484.0
Exercise of stock options (310,032 shares)	—	6.2	—	—	—	6.2
Stock issued under employee benefit plans (954,588 shares)	—	2.6	—	—	—	2.6
Cash paid for shares withheld for taxes	—	(20.8)	—	—	—	(20.8)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(64.1)	—	—	(64.1)
Repurchases of common stock (4,000,000 shares)	—	—	—	(197.3)	—	(197.3)
Balances at March 31, 2020 (363,537,810 shares)	$3.9	$3,191.3	$8,425.4	$(1,162.6)	$276.8	$10,734.8
Net income	—	—	630.7	—	2.2	632.9
Exercise of stock options (93,491 shares)	—	2.1	—	—	—	2.1
Stock issued under employee benefit plans (1,907 shares)	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	21.3	—	—	—	21.3
Cash dividends declared ($0.175 per share)	—	—	(63.6)	—	—	(63.6)
Distributions to noncontrolling interests	—	—	—	—	(0.3)	(0.3)
Changes of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at June 30, 2020 (363,633,208 shares)	$3.9	$3,214.2	$8,992.5	$(1,162.6)	$279.1	$11,327.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2021	2020
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$2,845.7	$1,549.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	56.7	57.4
Amortization of discounts and fees	6.9	7.8
Stock-based compensation expense	69.7	59.2
Equity in earnings of unconsolidated entities	(1.0)	(0.6)
Deferred income taxes	(2.1)	1.0
Inventory and land option charges	17.6	17.8
Gain on sale of assets	(14.0)	(59.5)
Loss on extinguishment of debt	18.1	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,739.7)	(602.3)
Increase in residential land and lots – developed, under development, held for development and held for sale	(1,349.8)	(361.9)
Increase in rental properties	(196.0)	—
Increase in other assets	(367.2)	(62.2)
Net increase in mortgage loans held for sale	(115.1)	(430.7)
Increase in accounts payable, accrued expenses and other liabilities	735.7	413.6
Net cash (used in) provided by operating activities	(34.5)	588.9
INVESTING ACTIVITIES
Expenditures for property and equipment	(46.0)	(66.8)
Proceeds from sale of assets	37.6	129.8
Expenditures related to rental properties	(173.9)	(153.6)
Return of investment in unconsolidated entities	2.2	2.4
Net principal increase of other mortgage loans and real estate owned	(2.4)	(3.7)
Payments related to business acquisitions	(24.4)	(8.5)
Net cash used in investing activities	(206.9)	(100.4)
FINANCING ACTIVITIES
Proceeds from notes payable	914.1	2,346.3
Repayment of notes payable	(792.8)	(1,679.5)
(Payments) advances on mortgage repurchase facility, net	(39.0)	284.0
Proceeds from stock associated with certain employee benefit plans	15.5	15.0
Cash paid for shares withheld for taxes	(78.5)	(38.2)
Cash dividends paid	(217.7)	(192.3)
Repurchases of common stock	(661.4)	(360.4)
Distributions to noncontrolling interests, net	(0.1)	(0.7)
Net proceeds from issuance of Forestar common stock	32.6	—
Other financing activities	(2.3)	(4.0)
Net cash (used in) provided by financing activities	(829.6)	370.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,071.0)	858.7
Cash, cash equivalents and restricted cash at beginning of period	3,040.1	1,514.0
Cash, cash equivalents and restricted cash at end of period	$1,969.1	$2,372.7

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended June 30,
	2021	2020
	(In millions) (Unaudited)
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$12.5	$2.8
Stock issued under employee incentive plans	$124.7	$84.4
Accrual for holdback payments related to acquisitions	$1.2	$1.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021

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

Reclassifications

During the third quarter of fiscal 2021, the Company changed the presentation of its single and multi-family rental operations in its consolidated financial statements. Bulk sales of rental properties are now presented as revenues and cost of sales, rental assets previously recorded as property and equipment have been reclassified to inventory, and related cash flows for the single and multi-family rental operations are now included in operating activities. Prior to the third quarter of fiscal 2021, bulk sales of rental properties were presented on a net basis as a gain on sale of assets, and the majority of the cash flow activities were included in investing activities. This change in presentation was implemented as a result of the Company’s change in strategic focus during the third quarter of fiscal 2021, which included increased levels of activity in the current quarter and plans for future investment in the Company’s single and multi-family rental operations. This presentation was effected on a prospective basis beginning in the third quarter of fiscal 2021.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021 or subsequent periods.

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
June 30, 2021

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 96 markets across 30 states. The Company’s operating segments are its 55 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment and its financial services segment. The homebuilding operating segments are aggregated into the following six reporting segments: East, Midwest, Southeast, South Central, Southwest and West. These reporting segments have homebuilding operations located in the following states:

East:	Delaware, Georgia (Savannah only), Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia
Midwest:	Colorado, Illinois, Indiana, Iowa, Kentucky, Minnesota and Ohio
Southeast:	Alabama, Florida, Georgia, Mississippi and Tennessee
South Central:	Louisiana, Oklahoma and Texas
Southwest:	Arizona and New Mexico
West:	California, Hawaii, Nevada, Oregon, Utah and Washington
The Company’s homebuilding divisions design, build and sell single-family detached homes on lots they develop and on fully developed lots purchased ready for home construction. To a lesser extent, the homebuilding divisions also build and sell attached homes, such as townhomes, duplexes and triplexes. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and, to a lesser extent, from the sale of land and lots.

During fiscal 2020, the Company began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, the Company generally markets the community for a bulk sale of homes. These operations are reported in the Company’s homebuilding segment. During the third quarter of fiscal 2021, the Company sold a single-family rental community for $23.1 million in revenues and $11.4 million of gross profit. In the first quarter of fiscal 2021, the Company sold a single-family rental community for $31.8 million and recorded a gain on sale of $14.0 million. At June 30, 2021, the Company’s homebuilding inventory included $303.1 million of assets related to 44 single-family rental communities compared to $87.2 million of assets included in property and equipment related to 10 single-family rental communities at September 30, 2020. At June 30, 2021, the Company’s single-family rental properties included 2,340 homes and finished lots, of which 680 homes were completed, compared to 740 homes and finished lots, of which 440 homes were completed at September 30, 2020.

The Forestar segment is a residential lot development company with operations in 55 markets across 22 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

In addition to its homebuilding, Forestar and financial services operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, constructs, owns and sells income-producing multi-family rental properties, owns non-residential real estate including ranch land and improvements and owns and operates oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

The Company’s multi-family rental operations develop, construct, lease, own and sell multi-family rental properties, which are typically marketed for sale after achieving a stabilized level of leased occupancy. At June 30, 2021, the Company had eleven multi-family rental projects under active construction and four projects that were substantially complete and in the lease-up phase. These 15 projects represent 4,540 multi-family units, including 3,230 units under active construction and 1,310 completed units. At June 30, 2021, the consolidated balance sheet included $458.3 million of assets related to multi-family rental operations, which included $436.3 million of rental property inventory. At September 30, 2020, the consolidated balance sheet included $246.2 million of assets related to multi-family rental operations, which included $232.1 million of property and equipment.

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,673.8	$116.0	$101.1	$51.8	$—	$1,942.7
Restricted cash	11.5	—	14.6	0.3	—	26.4
Inventories:
Construction in progress and finished homes	7,837.8	—	—	—	(93.7)	7,744.1
Residential land and lots — developed and under development	5,675.4	1,777.9	—	—	(45.4)	7,407.9
Land held for development	30.4	83.5	—	—	—	113.9
Land held for sale	23.5	—	—	—	—	23.5
Rental properties	303.1	—	—	436.3	(17.1)	722.3
	13,870.2	1,861.4	—	436.3	(156.2)	16,011.7
Mortgage loans held for sale	—	—	1,644.1	—	—	1,644.1
Deferred income taxes, net	152.5	—	—	—	(5.4)	147.1
Property and equipment, net	280.3	2.2	3.4	81.1	—	367.0
Other assets	1,381.5	35.4	122.6	62.7	(111.2)	1,491.0
Goodwill	134.3	—	—	—	29.2	163.5
	$17,504.1	$2,015.0	$1,885.8	$632.2	$(243.6)	$21,793.5
Liabilities
Accounts payable	$1,171.1	$45.6	$—	$34.2	$—	$1,250.9
Accrued expenses and other liabilities	1,773.5	294.9	90.7	14.2	(172.0)	2,001.3
Notes payable	2,620.0	704.1	1,093.6	—	(1.4)	4,416.3
	$5,564.6	$1,044.6	$1,184.3	$48.4	$(173.4)	$7,668.5
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
June 30, 2021

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

	Three Months Ended June 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$7,040.1	$—	$—	$—	$—	$7,040.1
Land/lot sales and other (4)	30.2	312.9	—	15.9	(303.2)	55.8
Financial services	—	—	188.7	—	—	188.7
	7,070.3	312.9	188.7	15.9	(303.2)	7,284.6
Cost of sales
Home sales (3)	5,219.2	—	—	—	(40.0)	5,179.2
Land/lot sales and other (4)	14.4	256.4	—	—	(243.0)	27.8
Inventory and land option charges	4.9	0.7	—	—	—	5.6
	5,238.5	257.1	—	—	(283.0)	5,212.6
Selling, general and administrative expense	502.0	16.9	127.0	9.6	0.2	655.7
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(7.1)	(0.3)	(8.6)	(1.4)	—	(17.4)
Income before income taxes	$1,336.9	$21.1	$70.3	$7.7	$(20.4)	$1,415.6
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.
(4)Homebuilding segment other revenues and other cost of sales include the sale of a single-family rental community for $23.1 million in revenues and $11.4 million of gross profit.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

	Nine Months Ended June 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$18,909.2	$—	$—	$—	$—	$18,909.2
Land/lot sales and other (4)	67.4	907.1	—	45.9	(865.8)	154.6
Financial services	—	—	601.1	—	—	601.1
	18,976.6	907.1	601.1	45.9	(865.8)	19,664.9
Cost of sales
Home sales (3)	14,196.3	—	—	—	(103.3)	14,093.0
Land/lot sales and other (4)	40.9	752.2	—	—	(707.7)	85.4
Inventory and land option charges	16.0	1.6	—	—	—	17.6
	14,253.2	753.8	—	—	(811.0)	14,196.0
Selling, general and administrative expense	1,422.7	48.7	360.4	30.9	0.5	1,863.2
Gain on sale of assets (5)	(13.1)	—	—	(0.9)	—	(14.0)
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(10.4)	(1.4)	(21.4)	5.8	(0.8)	(28.2)
Income before income taxes	$3,324.2	$87.9	$262.1	$10.1	$(54.5)	$3,629.8
Summary Cash Flow Information:
Depreciation and amortization	$44.2	$0.3	$1.3	$10.5	$0.4	$56.7
Cash provided by (used in) operating activities	$276.1	$(340.6)	$96.2	$(58.2)	$(8.0)	$(34.5)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.
(4)Homebuilding segment other revenues and other cost of sales include the third quarter sale of a single-family rental community for $23.1 million in revenues and $11.4 million of gross profit.
(5)In December 2020, the Company sold a single-family rental community for $31.8 million, which resulted in a gain on sale of $13.1 million in the homebuilding segment and $0.9 million in the other businesses.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

	Three Months Ended June 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$5,207.6	$—	$—	$—	$—	$5,207.6
Land/lot sales and other	14.5	177.9	—	8.9	(175.5)	25.8
Financial services	—	—	156.6	—	—	156.6
	5,222.1	177.9	156.6	8.9	(175.5)	5,390.0
Cost of sales
Home sales (3)	4,082.3	—	—	—	(16.8)	4,065.5
Land/lot sales and other	10.2	157.0	—	—	(153.0)	14.2
Inventory and land option charges	4.9	0.1	—	—	—	5.0
	4,097.4	157.1	—	—	(169.8)	4,084.7
Selling, general and administrative expense	415.1	11.2	93.9	7.1	0.2	527.5
Other (income) expense	(0.2)	(0.7)	(6.1)	2.4	—	(4.6)
Income (loss) before income taxes	$709.8	$10.3	$68.8	$(0.6)	$(5.9)	$782.4
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

	Nine Months Ended June 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Other	Eliminations and Other Adjustments (2)	Consolidated
	(In millions)
Revenues
Home sales	$13,434.2	$—	$—	$—	$—	$13,434.2
Land/lot sales and other	49.7	584.3	—	27.2	(548.6)	112.6
Financial services	—	—	364.0	—	—	364.0
	13,483.9	584.3	364.0	27.2	(548.6)	13,910.8
Cost of sales
Home sales (3)	10,569.2	—	—	—	(34.4)	10,534.8
Land/lot sales and other	34.9	509.8	—	—	(477.6)	67.1
Inventory and land option charges	17.3	0.5	—	—	—	17.8
	10,621.4	510.3	—	—	(512.0)	10,619.7
Selling, general and administrative expense	1,135.3	32.8	257.7	23.9	0.4	1,450.1
Gain on sale of assets (4)	—	(0.1)	—	(59.4)	—	(59.5)
Other (income) expense	(9.7)	(4.8)	(17.7)	5.8	—	(26.4)
Income before income taxes	$1,736.9	$46.1	$124.0	$56.9	$(37.0)	$1,926.9
Summary Cash Flow Information:
Depreciation and amortization	$49.8	$0.2	$1.2	$5.8	$0.4	$57.4
Cash provided by (used in) operating activities	$1,157.0	$(205.7)	$(347.7)	$2.1	$(16.8)	$588.9
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts primarily represent the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other Adjustments column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.
(4)In the nine months ended June 30, 2020, the Company sold two multi-family rental properties for a total of $128.5 million, which resulted in gains on sale totaling $59.4 million in the other businesses.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

Homebuilding Inventories by Reporting Segment (1)	June 30, 2021	September 30, 2020
	(In millions)
East (2)	$1,605.6	$1,328.3
Midwest (2)	1,225.9	958.5
Southeast (2)	3,510.6	2,919.9
South Central (2)	3,824.6	2,879.9
Southwest (2)	955.7	695.8
West (2)	2,536.6	2,009.1
Corporate and unallocated (3)	211.2	223.5
	$13,870.2	$11,015.0
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Single-family rental properties included in homebuilding inventories at June 30, 2021 totaled $303.1 million, of which $31.7 million were in the East region, $20.2 million were in the Midwest region, $156.3 million were in the Southeast region, $33.5 million were in the South Central region, $25.5 million were in the Southwest region and $35.9 million were in the West region.
(3)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
East	$1,032.7	$736.3	$2,703.4	$1,836.5
Midwest	514.6	373.3	1,396.1	964.6
Southeast	2,300.1	1,629.1	6,133.4	4,096.4
South Central	1,709.8	1,376.4	4,688.8	3,401.5
Southwest	291.0	216.1	766.7	626.8
West	1,222.1	890.9	3,288.2	2,558.1
	$7,070.3	$5,222.1	$18,976.6	$13,483.9
Inventory and Land Option Charges
East	$1.4	$0.2	$2.7	$(0.1)
Midwest	0.5	0.4	0.7	1.9
Southeast	1.0	2.0	8.8	6.3
South Central	1.5	1.9	2.1	6.3
Southwest	—	0.1	0.4	0.1
West	0.5	0.3	1.3	2.8
	$4.9	$4.9	$16.0	$17.3
Income before Income Taxes
East	$190.3	$106.9	$468.8	$240.1
Midwest	67.2	34.1	177.3	76.4
Southeast	465.3	233.5	1,147.8	567.4
South Central	323.1	201.8	854.6	490.7
Southwest	46.7	29.7	124.8	95.0
West	244.3	103.8	550.9	267.3
	$1,336.9	$709.8	$3,324.2	$1,736.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2021, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended June 30, 2021. During the nine months ended June 30, 2021, impairment charges totaled $5.6 million. There were no impairment charges recorded in the prior year quarter and $1.7 million of impairment charges recorded in the nine months ended June 30, 2020.

During the three and nine months ended June 30, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $5.6 million and $12.0 million, respectively, compared to $5.0 million and $16.1 million in the same periods of fiscal 2020. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2021	September 30, 2020
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility (1)	—	—
2.55% senior notes due 2020 (2)	—	399.8
4.375% senior notes due 2022 (2)	349.5	349.2
4.75% senior notes due 2023 (2)	299.5	299.2
5.75% senior notes due 2023 (2)	399.0	398.7
2.5% senior notes due 2024 (2)	497.1	496.5
2.6% senior notes due 2025 (2)	496.0	495.1
1.4% senior notes due 2027 (2)	494.7	—
Other secured notes (3)	82.8	71.1
	2,618.6	2,509.6
Forestar:
Unsecured:
Revolving credit facility	—	—
8.0% senior notes due 2024 (4)(5)	—	345.2
3.85% senior notes due 2026 (5)	395.2	—
5.0% senior notes due 2028 (5)	296.4	295.9
Other secured notes	12.5	—
	704.1	641.1
Financial Services:
Mortgage repurchase facility	1,093.6	1,132.6
	$4,416.3	$4,283.3
____________________________
(1)The Company’s $375 million 364-day senior unsecured homebuilding revolving credit facility was not renewed upon its maturity on May 27, 2021.
(2)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $12.3 million and $10.7 million at June 30, 2021 and September 30, 2020, respectively.
(3)Homebuilding other secured notes excludes $1.4 million and $4.8 million of earnest money notes payable due to Forestar at June 30, 2021 and September 30, 2020, respectively. These intercompany notes are eliminated in consolidation.
(4)Forestar’s 8.0% senior notes due April 15, 2024 were redeemed in May 2021.
(5)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $8.4 million and $8.9 million at June 30, 2021 and September 30, 2020, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

Homebuilding:

In April 2021, the Company’s senior unsecured homebuilding revolving credit facility was amended to increase its capacity to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility was extended to April 20, 2026. At June 30, 2021, there were no borrowings outstanding and $159.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.03 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2021.

Forestar:

In April 2021, Forestar’s senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility was extended to April 16, 2025. Borrowings and repayments under the facility were $25 million each during the nine months ended June 30, 2021. At June 30, 2021, there were no borrowings outstanding and $60.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.8 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

In April 2021, Forestar issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem Forestar’s $350 million principal amount of 8.0% senior notes due 2024 in May 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. Forestar recognized an $18.1 million loss on extinguishment of debt upon redemption of the notes.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At June 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2021.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.4 billion; however, the capacity increases, without requiring additional commitments, to $1.6 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments. Through additional commitments, the total capacity of the facility was temporarily increased to $1.6 billion effective June 11, 2021 through November 4, 2021. During this period, the capacity increases, without requiring additional commitments, to $1.8 billion for approximately 30 days at the end of the third quarter and for 45 days at fiscal year end. The maturity date of the facility is February 18, 2022.

As of June 30, 2021, $1.5 billion of mortgage loans held for sale with a collateral value of $1.5 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $410.2 million, DHI Mortgage had an obligation of $1.1 billion outstanding under the mortgage repurchase facility at June 30, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2021 and fiscal 2020, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Capitalized interest, beginning of period	$218.6	$200.5	$207.7	$180.1
Interest incurred (1)	37.7	38.0	116.0	113.3
Interest charged to cost of sales	(35.4)	(32.8)	(102.8)	(87.7)
Capitalized interest, end of period	$220.9	$205.7	$220.9	$205.7
__________________
(1)    Interest incurred includes interest on the Company's mortgage repurchase facility of $4.7 million and $13.0 million in the three and nine months ended June 30, 2021, respectively, and $4.3 million and $14.0 million in the same periods of fiscal 2020. Also included in interest incurred is Forestar interest of $10.3 million and $33.3 million in the three and nine months ended June 30, 2021, respectively, and $11.4 million and $29.8 million in the same periods of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at June 30, 2021 and September 30, 2020 are summarized below.

	June 30, 2021	September 30, 2020
	(In millions)
Homebuilding
Buildings and improvements	$277.0	$267.4
Model home furniture	133.9	134.0
Office furniture and equipment	105.6	108.1
Land	32.2	32.3
Single-family rental properties (1)
Single-family rental properties	—	68.1
Land	—	19.1
Total single-family rental properties	—	87.2
Accumulated depreciation	(268.4)	(256.2)
Total homebuilding	280.3	372.8
Other Businesses
Multi-family rental properties (1)
Multi-family rental properties	—	173.8
Land	—	58.3
Total multi-family rental properties	—	232.1
Oil and gas related assets	75.1	69.7
Office furniture and equipment	16.5	15.6
Land	16.1	19.7
Accumulated depreciation	(26.6)	(28.2)
Total other businesses	81.1	308.9
Forestar, net	2.2	1.1
Financial services, net	3.4	3.9
Eliminations	—	(3.0)
Property and equipment, net	$367.0	$683.7
__________________
(1)    Assets related to single-family and multi-family rental properties totaling $303.1 million and $436.3 million, respectively, are recorded as rental property inventory in the current year period.

Depreciation expense was $14.7 million and $49.5 million during the three and nine months ended June 30, 2021, respectively, compared to $17.1 million and $51.6 million in the same periods of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE G – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2021, mortgage loans held for sale had an aggregate carrying value of $1.64 billion and an aggregate outstanding principal balance of $1.60 billion. At September 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.53 billion and an aggregate outstanding principal balance of $1.46 billion. During the nine months ended June 30, 2021 and 2020, mortgage loans originated totaled $11.5 billion and $8.4 billion, respectively, and mortgage loans sold totaled $11.4 billion and $8.0 billion, respectively. The Company had gains on sales of loans and servicing rights of $135.4 million and $453.0 million during the three and nine months ended June 30, 2021, respectively, compared to $116.7 million and $263.7 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2021, approximately 55% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 37% were sold to two other major financial entities.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2021 and September 30, 2020, the Company had mortgage-backed securities (MBS) totaling $862.4 million and $1.1 billion, respectively, that did not yet have interest rate lock commitments or closed loans created or assigned and recorded a liability of $1.9 million and $5.3 million, respectively, for the fair value of such MBS position.

NOTE H – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2021 was $299.1 million and $784.1 million, respectively, compared to $149.5 million and $377.6 million in the prior year periods. The effective tax rate was 21.1% and 21.6% for the three and nine months ended June 30, 2021 compared to 19.1% and 19.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the three and nine months ended June 30, 2020, the fiscal 2020 retroactive reinstatement of the federal energy efficient homes tax credit reduced the effective tax rate by 3.1% and 2.8%, respectively. For the three and nine months ended June 30, 2021, a change in the estimate of homes qualifying for the fiscal 2020 energy efficient tax credit and the retroactive extension of the energy efficient tax credit reduced the effective tax rate by 1.9% and 0.9%, respectively.

The Company’s deferred tax assets, net of deferred tax liabilities, were $154.4 million at June 30, 2021 compared to $152.4 million at September 30, 2020. The Company has a valuation allowance of $7.3 million and $7.5 million at June 30, 2021 and September 30, 2020, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE I – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,115.5	$630.7	$2,836.8	$1,544.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	359.7	363.8	362.2	366.0
Effect of dilutive securities:
Employee stock awards	4.3	3.9	4.9	4.4
Denominator for diluted earnings per share — adjusted weighted average common shares	364.0	367.7	367.1	370.4
Basic net income per common share attributable to D.R. Horton, Inc.	$3.10	$1.73	$7.83	$4.22
Diluted net income per common share attributable to D.R. Horton, Inc.	$3.06	$1.72	$7.73	$4.17

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in August 2018, registering debt and equity securities that it may issue from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $100 million was reserved for sales under its at-the-market equity offering program that became effective in August 2020. During the nine months ended June 30, 2021, Forestar issued 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $32.6 million, net of commissions and other issuance costs. At June 30, 2021, $361.0 million remained available for issuance under Forestar’s shelf registration statement, of which $66.7 million is reserved for sales under its at-the-market equity offering program.

Effective April 20, 2021, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the prior authorization. The authorization has no expiration date. The Company repurchased 2.6 million shares of its common stock for $241.2 million during the current quarter for a total of 8.1 million shares repurchased for $661.4 million during the nine months ended June 30, 2021. At June 30, 2021, there was $758.8 million remaining on the repurchase authorization.

During each of the first three quarters of fiscal 2021, the Board of Directors approved and paid quarterly cash dividends of $0.20 per common share, the most recent of which was paid on May 20, 2021 to stockholders of record on May 10, 2021. In July 2021, the Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on August 17, 2021 to stockholders of record on August 10, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

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

In November 2020, the Company granted 360,000 performance-based RSU equity awards to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2023. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $70.60 per unit. Compensation expense related to this grant was $3.1 million and $9.4 million in the three and nine months ended June 30, 2021, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2021, the Company granted approximately 860,000 time-based RSUs to 1,030 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $83.13 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.0 million and $9.5 million in the three and nine months ended June 30, 2021, respectively. Compensation expense in the nine month period included $4.8 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based restricted stock units was $21.4 million and $66.6 million during the three and nine months ended June 30, 2021, respectively, compared to $20.4 million and $56.6 million during the three and nine months ended June 30, 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Warranty liability, beginning of period	$340.7	$262.7	$310.2	$247.3
Warranties issued	41.8	29.4	111.5	75.1
Changes in liability for pre-existing warranties	1.7	5.7	5.4	14.0
Settlements made	(22.7)	(16.5)	(65.6)	(55.1)
Warranty liability, end of period	$361.5	$281.3	$361.5	$281.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $543.1 million and $473.8 million at June 30, 2021 and September 30, 2020, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both June 30, 2021 and September 30, 2020. Expenses related to the Company’s legal contingencies were $46.2 million and $41.1 million in the nine months ended June 30, 2021 and 2020, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2021 and 2020 were as follows:

	Nine Months Ended June 30,
	2021	2020
	(In millions)
Reserves for legal claims, beginning of period	$473.8	$434.7
Increase in reserves	88.8	57.1
Payments	(19.5)	(30.5)
Reserves for legal claims, end of period	$543.1	$461.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $98.1 million, $81.2 million and $82.4 million at June 30, 2021, September 30, 2020 and June 30, 2020, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At June 30, 2021, the Company’s homebuilding segment had total deposits of $999.8 million, consisting of cash deposits of $918.9 million and promissory notes and surety bonds of $80.9 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $15.0 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $152.7 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.6 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2021, representing $136.9 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $136.9 million remaining purchase price subject to specific performance provisions, $67.8 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2021, Forestar reimbursed the homebuilding segment $3.5 million and $27.7 million, respectively, for previously paid earnest money and $14.9 million and $43.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2020, Forestar reimbursed the homebuilding segment $7.0 million and $23.2 million, respectively, for previously paid earnest money and $12.9 million and $26.2 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At June 30, 2021, the Company had outstanding surety bonds of $2.1 billion and letters of credit of $219.5 million to secure performance under various contracts. Of the total letters of credit, $159.3 million were issued under the homebuilding revolving credit facility, and $60.2 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021	September 30, 2020
	(In millions)
Earnest money and refundable deposits	$999.8	$657.1
Insurance receivables	98.1	81.2
Other receivables	152.3	143.1
Prepaid assets	54.7	46.0
Interest rate lock commitments	22.1	31.3
Margin deposits	20.0	16.2
Contract assets - insurance agency commissions	54.6	47.1
Lease right of use assets	35.0	34.7
Mortgage servicing rights	14.2	17.1
Other	40.2	39.9
	$1,491.0	$1,113.7

The Company’s accrued expenses and other liabilities at June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021	September 30, 2020
	(In millions)
Reserves for legal claims	$543.1	$473.8
Employee compensation and related liabilities	427.8	376.1
Warranty liability	361.5	310.2
Mortgage hedging instruments and commitments	18.9	16.5
Accrued interest	34.9	35.3
Federal and state income tax liabilities	39.1	42.6
Inventory related accruals	200.5	93.9
Customer deposits	201.3	93.1
Accrued property taxes	37.8	44.1
Lease liabilities	36.5	37.0
Other	99.9	84.4
	$2,001.3	$1,607.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

NOTE N – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and September 30, 2020. Changes in the fair value of the Level 3 assets during the nine months ended June 30, 2021 and 2020 were not material.

		Fair Value at June 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$1,624.7	$9.4	$1,634.1
Mortgage servicing rights (2)	Other assets	—	13.9	0.3	14.2
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	22.1	—	22.1
Forward sales of mortgage-backed securities	Other liabilities	—	(16.9)	—	(16.9)

		Fair Value at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,503.2	15.1	1,518.3
Mortgage servicing rights (2)	Other assets	—	—	17.1	17.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	31.3	—	31.3
Forward sales of mortgage-backed securities	Other liabilities	—	(16.2)	—	(16.2)

___________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at June 30, 2021 and September 30, 2020 included $9.4 million and $15.1 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party Level 3 valuations unless specific investor bids are available during the subsequent sale process resulting in a Level 2 valuation. The key assumptions used in third-party Level 3 valuations, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 10%, 11% and 6%, respectively, at June 30, 2021 and 13%, 11% and 5%, respectively, at September 30, 2020.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change for the three and nine months ended June 30, 2021 and 2020 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2021

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2021 and September 30, 2020:

		Fair Value at June 30, 2021		Fair Value at September 30, 2020
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Mortgage loans held for sale (1) (2)	Mortgage loans held for sale	$0.6	$0.6	$1.5	$2.2
Other mortgage loans (1) (3)	Other assets	2.7	1.3	0.6	2.0
Real estate owned (1) (3)	Other assets	—	0.2	—	—
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
(3)The fair values of other mortgage loans and real estate owned were determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at June 30, 2021 and September 30, 2020:

	Carrying Value	Fair Value at June 30, 2021
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$1,942.7	$1,942.7	$—	$—	$1,942.7
Restricted cash (1)	26.4	26.4	—	—	26.4
Notes payable (2) (3)	4,416.3	—	3,373.9	1,188.9	4,562.8

	Carrying Value	Fair Value at September 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,018.5	$3,018.5	$—	$—	$3,018.5
Restricted cash (1)	21.6	21.6	—	—	21.6
Notes payable (2) (3)	4,283.3	—	3,285.5	1,203.7	4,489.2
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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 96 markets across 30 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $150,000 to more than $1,000,000, with an average closing price of $315,000 during the nine months ended June 30, 2021. Approximately 91% of our home sales revenue in the nine months ended June 30, 2021 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

During fiscal 2020, we also began constructing and leasing homes as income-producing single-family rental communities. After a rental community is constructed and achieves a stabilized level of leased occupancy, we generally market the community for a bulk sale of homes. These operations are reported in our homebuilding segment. During the third quarter of fiscal 2021, we sold a single-family rental community for $23.1 million in revenues and $11.4 million of gross profit. In the first quarter of fiscal 2021, we sold a single-family rental community for $31.8 million and recorded a gain on sale of $14.0 million. At June 30, 2021, our homebuilding inventory included $303.1 million of assets related to 44 single-family rental communities, and our single-family rental platform included 2,340 homes and finished lots, of which 680 homes were completed.

At June 30, 2021, we owned 64% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across the United States.

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

In addition to our homebuilding, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, construct, own and sell income-producing multi-family rental properties, own non-residential real estate including ranch land and improvements and own and operate oil and gas related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other. Our multi-family rental operations develop, construct, lease, own and sell multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At June 30, 2021 and September 30, 2020, our consolidated balance sheets included $458.3 million and $246.2 million, respectively, of assets related to multi-family rental operations. Total assets related to other business activities were $632.2 million and $379.4 million at June 30, 2021 and September 30, 2020, respectively.

OVERVIEW

During the nine months ended June 30, 2021, the number and value of our net sales orders increased 20% and 33%, respectively, compared to the prior year period. During the nine months ended June 30, 2021, our number of homes closed and home sales revenues increased 33% and 41%, respectively, compared to the prior year period, and our consolidated revenues increased 41% to $19.7 billion compared to $13.9 billion in the prior year period. Our pre-tax income was $3.6 billion in the nine months ended June 30, 2021 compared to $1.9 billion in the prior year period, and our pre-tax operating margin was 18.5% compared to 13.9%. Net income was $2.8 billion in the nine months ended June 30, 2021 compared to $1.5 billion in the prior year period.

In the trailing twelve months ended June 30, 2021, our return on equity (ROE) was 29.5% compared to 19.9% in the prior year period, and our homebuilding return on inventory (ROI) was 34.9% compared to 21.6%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During March 2020, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity across the United States began to adversely affect our business. As economic activity resumed and restrictive orders relating to COVID-19 were eased, demand for our homes improved significantly during the remainder of fiscal 2020 and has remained strong throughout fiscal 2021. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets. We are well-positioned for increased demand with our affordable product offerings, lot supply and housing inventory. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for new homes, have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen. During the current quarter, we have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders during our fourth fiscal quarter.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 76% of the lots owned and controlled at June 30, 2021 compared to 70% at September 30, 2020 and 66% at June 30, 2020. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to increase the controlled portion of our lot pipeline.

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

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position in our core homebuilding business to maximize the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions and make opportunistic strategic investments. We made operational adjustments as a result of COVID-19; however, our strategy remains consistent and includes the following initiatives:
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
•Increasing our investments in the construction and leasing of single-family and multi-family rental properties to meet rental demand in high growth suburban markets and selling these properties profitably.

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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2021, as compared to the same period of 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 35% to $7.1 billion compared to $5.2 billion.
•Homes closed increased 22% to 21,588 homes, and the average closing price of those homes was $326,100.
•Net sales orders decreased 17% to 17,952 homes, while the value of net sales orders increased 2% to $6.4 billion.
•Sales order backlog increased 39% to 32,209 homes, and the value of sales order backlog increased 57% to $11.0 billion.
•Home sales gross margin was 25.9% compared to 21.6%.
•Homebuilding SG&A expense was 7.1% of homebuilding revenues compared to 7.9%.
•Homebuilding pre-tax income was $1.3 billion compared to $709.8 million.
•Homebuilding pre-tax income was 18.9% of homebuilding revenues compared to 13.6%.
•Homebuilding cash and cash equivalents totaled $1.7 billion compared to $2.6 billion and $1.9 billion at September 30, 2020 and June 30, 2020, respectively.
•Homebuilding inventories totaled $13.9 billion compared to $11.0 billion and $10.9 billion at September 30, 2020 and June 30, 2020, respectively.
•Homes in inventory totaled 47,300 compared to 38,000 and 32,800 at September 30, 2020 and June 30, 2020, respectively.
•Owned lots totaled 123,900 compared to 112,600 and 115,200 at September 30, 2020 and June 30, 2020, respectively. Lots controlled through purchase contracts increased to 393,200 from 264,300 and 220,300 at September 30, 2020 and June 30, 2020, respectively.
•Homebuilding debt was $2.6 billion compared to $2.5 billion at both September 30, 2020 and June 30, 2020.
•Homebuilding debt to total capital was 16.0% compared to 17.5% and 18.4% at September 30, 2020 and June 30, 2020, respectively.

Forestar:
•Forestar’s revenues increased 76% to $312.9 million compared to $177.9 million. Revenues in the current and prior year quarters included $303.2 million and $175.5 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 91% to 3,858 compared to 2,023. Lots sold to D.R. Horton totaled 3,719 compared to 1,991.
•Forestar’s pre-tax income was $21.1 million, including an $18.1 million loss on extinguishment of debt, compared to $10.3 million.
•Forestar’s pre-tax income was 6.7% of Forestar revenues compared to 5.8%.
•Forestar’s cash and cash equivalents totaled $116.0 million compared to $394.3 million and $355.6 million at September 30, 2020 and June 30, 2020, respectively.
•Forestar’s inventories totaled $1.9 billion compared to $1.3 billion at both September 30, 2020 and June 30, 2020.
•Forestar’s owned and controlled lots totaled 96,600 compared to 60,500 and 50,700 at September 30, 2020 and June 30, 2020, respectively. Of these lots, 39,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 30,400 and 29,600 at September 30, 2020 and June 30, 2020, respectively.
•Forestar’s debt was $704.1 million compared to $641.1 million and $640.6 million at September 30, 2020 and June 30, 2020, respectively.
•Forestar’s debt to total capital was 42.1% compared to 42.4% and 43.1% at September 30, 2020 and June 30, 2020, respectively. Forestar’s net debt to total capital was 37.8% compared to 22.1% and 25.2% at September 30, 2020 and June 30, 2020, respectively.

Financial Services:
•Financial services revenues increased 20% to $188.7 million compared to $156.6 million.
•Financial services pre-tax income increased 2% to $70.3 million compared to $68.8 million.
•Financial services pre-tax income was 37.3% of financial services revenues compared to 43.9%.

Consolidated Results:
•Consolidated pre-tax income increased 81% to $1.4 billion compared to $782.4 million.
•Consolidated pre-tax income was 19.4% of consolidated revenues compared to 14.5%.
•Income tax expense was $299.1 million compared to $149.5 million, and our effective tax rate was 21.1% compared to 19.1%.
•Net income attributable to D.R. Horton increased 77% to $1.1 billion compared to $630.7 million.
•Diluted net income per common share attributable to D.R. Horton increased 78% to $3.06 compared to $1.72.
•Stockholders’ equity was $13.8 billion compared to $11.8 billion and $11.0 billion at September 30, 2020 and June 30, 2020, respectively.
•Book value per common share increased to $38.54 compared to $32.53 and $30.38 at September 30, 2020 and June 30, 2020, respectively.
•Debt to total capital was 24.2% compared to 26.6% and 28.0% at September 30, 2020 and June 30, 2020, respectively.

Key financial results for the nine months ended June 30, 2021, as compared to the same period of 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 41% to $19.0 billion compared to $13.5 billion.
•Homes closed increased 33% to 60,028 homes, and the average closing price of those homes was $315,000.
•Net sales orders increased 20% to 65,429 homes, and the value of net sales orders increased 33% to $21.7 billion.
•Home sales gross margin was 24.9% compared to 21.3%.
•Homebuilding SG&A expense was 7.5% of homebuilding revenues compared to 8.4%.
•Homebuilding pre-tax income was $3.3 billion compared to $1.7 billion.
•Homebuilding pre-tax income was 17.5% of homebuilding revenues compared to 12.9%.
•Net cash provided by homebuilding operations was $276.1 million compared to $1.2 billion.

Forestar:
•Forestar’s revenues increased 55% to $907.1 million compared to $584.3 million. Revenues in the current and prior year periods included $865.8 million and $548.6 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 72% to 11,013 compared to 6,396. Lots sold to D.R. Horton totaled 10,466 compared to 6,287.
•Forestar’s pre-tax income was $87.9 million compared to $46.1 million.
•Forestar’s pre-tax income was 9.7% of Forestar revenues compared to 7.9%.

Financial Services:
•Financial services revenues increased 65% to $601.1 million compared to $364.0 million.
•Financial services pre-tax income increased 111% to $262.1 million compared to $124.0 million.
•Financial services pre-tax income was 43.6% of financial services revenues compared to 34.1%.

Consolidated Results:
•Consolidated pre-tax income increased 88% to $3.6 billion compared to $1.9 billion.
•Consolidated pre-tax income was 18.5% of consolidated revenues compared to 13.9%.
•Income tax expense was $784.1 million compared to $377.6 million, and our effective tax rate was 21.6% compared to 19.6%.
•Net income attributable to D.R. Horton increased 84% to $2.8 billion compared to $1.5 billion.
•Diluted net income per common share attributable to D.R. Horton increased 85% to $7.73 compared to $4.17.
•Net cash used in operations was $34.5 million compared to $588.9 million of cash provided by operations.

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

State	Reporting Region/Market	State	Reporting Region/Market

	East Region		Southeast Region
Delaware	Central Delaware	Alabama	Birmingham
	Northern Delaware		Huntsville
Georgia	Savannah		Mobile/Baldwin County
Maryland	Baltimore		Montgomery
	Suburban Washington, D.C.		Tuscaloosa
	Western Maryland	Florida	Fort Myers/Naples
New Jersey	Northern New Jersey		Gainesville
	Southern New Jersey		Jacksonville
North Carolina	Asheville		Lakeland
	Charlotte		Melbourne/Vero Beach
	Greensboro/Winston-Salem		Miami/Fort Lauderdale
	Raleigh/Durham		Ocala
	Wilmington		Orlando
Pennsylvania	Central Pennsylvania		Pensacola/Panama City
	Philadelphia		Port St. Lucie
South Carolina	Charleston		Tallahassee
	Columbia		Tampa/Sarasota
	Greenville/Spartanburg		Volusia County
	Hilton Head		West Palm Beach
	Myrtle Beach	Georgia	Atlanta
Virginia	Northern Virginia		Augusta
	Southern Virginia	Mississippi	Gulf Coast
		Tennessee	Chattanooga
	Midwest Region		Knoxville
Colorado	Colorado Springs		Memphis
	Denver		Nashville
Fort Collins
Illinois	Chicago		Southwest Region
Indiana	Fort Wayne	Arizona	Phoenix
	Indianapolis		Tucson
	Northwest Indiana	New Mexico	Albuquerque
Iowa	Des Moines
Kentucky	Louisville		West Region
Minnesota	Minneapolis/St. Paul	California	Bakersfield
Ohio	Cincinnati		Bay Area
	Columbus		Fresno
Los Angeles County
	South Central Region		Modesto/Merced
Louisiana	Baton Rouge		Riverside County
	Lake Charles/Lafayette		Sacramento
Oklahoma	Oklahoma City		San Bernardino County
	Tulsa		San Diego County
Texas	Austin	Hawaii	Oahu
	Bryan/College Station	Nevada	Las Vegas
	Corpus Christi		Reno
	Dallas	Oregon	Bend
	Fort Worth		Portland/Salem
	Houston	Utah	Salt Lake City
	Killeen/Temple/Waco		St. George
	Midland/Odessa	Washington	Seattle/Tacoma/Everett/Olympia
	New Braunfels/San Marcos		Spokane
	San Antonio		Vancouver

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2021 and 2020.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	2,158	2,803	(23)%	$766.3	$837.8	(9)%	$355,100	$298,900	19%
Midwest	789	1,374	(43)%	327.2	483.8	(32)%	414,700	352,100	18%
Southeast	5,843	6,991	(16)%	1,956.6	1,920.0	2%	334,900	274,600	22%
South Central	5,897	6,644	(11)%	1,826.8	1,693.5	8%	309,800	254,900	22%
Southwest	830	1,017	(18)%	315.8	285.4	11%	380,500	280,600	36%
West	2,435	2,690	(9)%	1,256.2	1,116.8	12%	515,900	415,200	24%
	17,952	21,519	(17)%	$6,448.9	$6,337.3	2%	$359,200	$294,500	22%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	8,079	7,393	9%	$2,702.3	$2,188.3	23%	$334,500	$296,000	13%
Midwest	3,814	3,514	9%	1,494.8	1,245.5	20%	391,900	354,400	11%
Southeast	22,323	17,381	28%	6,992.7	4,746.7	47%	313,300	273,100	15%
South Central	21,161	16,558	28%	6,039.7	4,226.7	43%	285,400	255,300	12%
Southwest	3,050	2,626	16%	1,042.8	752.8	39%	341,900	286,700	19%
West	7,002	7,260	(4)%	3,441.6	3,147.9	9%	491,500	433,600	13%
	65,429	54,732	20%	$21,713.9	$16,307.9	33%	$331,900	$298,000	11%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2021	2020	2021	2020	2021	2020
East	532	841	$173.3	$239.7	20%	23%
Midwest	188	311	68.2	98.8	19%	18%
Southeast	1,123	2,005	351.1	556.3	16%	22%
South Central	1,438	1,970	417.3	507.4	20%	23%
Southwest	164	276	54.0	77.4	16%	21%
West	267	565	135.7	243.6	10%	17%
	3,712	5,968	$1,199.6	$1,723.2	17%	22%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2021	2020	2021	2020	2021	2020
East	1,771	1,931	$549.3	$551.3	18%	21%
Midwest	725	696	266.2	225.7	16%	17%
Southeast	4,734	4,871	1,404.2	1,340.0	17%	22%
South Central	4,483	4,336	1,220.0	1,114.8	17%	21%
Southwest	556	660	170.3	187.8	15%	20%
West	768	1,251	365.8	552.3	10%	15%
	13,037	13,745	$3,975.8	$3,971.9	17%	20%
 ________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 17% in the three months ended June 30, 2021 compared to the prior year period, while the value of net sales orders increased 2% to $6.4 billion (17,952 homes) for the three months ended June 30, 2021 compared to $6.3 billion (21,519 homes) in the prior year period due to the increase in our average selling price. The average selling price of net sales orders during the three months ended June 30, 2021 was $359,200, up 22% from the prior year period.

During the third quarter of fiscal 2021, demand for homes remained strong. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for new homes, have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen. As a result, during the quarter, we slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders during our fourth fiscal quarter.

The number of net sales orders increased 20% in the nine months ended June 30, 2021 compared to the prior year period, and the value of net sales orders increased 33% to $21.7 billion (65,429 homes) for the nine months ended June 30, 2021 compared to $16.3 billion (54,732 homes) in the prior year period. The average selling price of net sales orders during the nine months ended June 30, 2021 was $331,900, up 11% from the prior year period.

The markets contributing most to the year to date increases in sales volumes in our regions in the nine month period were as follows: the Carolina markets in the East; the Denver market in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the San Antonio, Dallas and Louisiana markets in the South Central; and the Phoenix market in the Southwest. The decrease in sales volume in our West region in both periods compared to the prior year was primarily due to our Seattle and Portland markets.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 17% in both the three and nine months ended June 30, 2021 compared to 22% and 20% in the prior year periods.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	3,324	3,028	10%	$1,141.2	$929.3	23%	$343,300	$306,900	12%
Midwest	2,075	1,834	13%	832.3	646.6	29%	401,100	352,600	14%
Southeast	9,831	6,675	47%	3,275.3	1,873.7	75%	333,200	280,700	19%
South Central	11,601	7,380	57%	3,467.0	1,920.0	81%	298,900	260,200	15%
Southwest	2,529	1,348	88%	872.7	384.8	127%	345,100	285,500	21%
West	2,849	2,940	(3)%	1,433.7	1,259.4	14%	503,200	428,400	17%
	32,209	23,205	39%	$11,022.2	$7,013.8	57%	$342,200	$302,300	13%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	3,077	2,500	23%	$1,032.6	$735.2	40%	$335,600	$294,100	14%
Midwest	1,371	1,053	30%	514.2	372.7	38%	375,100	353,900	6%
Southeast	7,456	5,921	26%	2,276.4	1,627.8	40%	305,300	274,900	11%
South Central	6,222	5,397	15%	1,705.1	1,375.6	24%	274,000	254,900	7%
Southwest	946	750	26%	291.0	213.8	36%	307,600	285,100	8%
West	2,516	2,021	24%	1,220.8	882.5	38%	485,200	436,700	11%
	21,588	17,642	22%	$7,040.1	$5,207.6	35%	$326,100	$295,200	10%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
East	8,338	6,281	33%	$2,698.4	$1,835.1	47%	$323,600	$292,200	11%
Midwest	3,755	2,743	37%	1,394.1	963.6	45%	371,300	351,300	6%
Southeast	20,748	14,983	38%	6,095.9	4,092.5	49%	293,800	273,100	8%
South Central	17,598	13,344	32%	4,681.4	3,390.8	38%	266,000	254,100	5%
Southwest	2,526	2,093	21%	766.3	609.5	26%	303,400	291,200	4%
West	7,063	5,696	24%	3,273.1	2,542.7	29%	463,400	446,400	4%
	60,028	45,140	33%	$18,909.2	$13,434.2	41%	$315,000	$297,600	6%

Home Sales Revenue

Revenues from home sales increased 35% to $7.0 billion (21,588 homes closed) for the three months ended June 30, 2021 from $5.2 billion (17,642 homes closed) in the prior year period. Revenues from home sales increased 41% to $18.9 billion (60,028 homes closed) for the nine months ended June 30, 2021 from $13.4 billion (45,140 homes closed) in the prior year period. Home sales revenues increased in all of our regions due to an increase in the number of homes closed and an increase in average selling prices. Home sales revenues and the number of homes closed exclude sales of single-family and multi-family rental communities.

The number of homes closed increased 22% in the three months ended June 30, 2021 compared to the prior year period. The markets contributing most to the increased closing volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach) in the East; the Indianapolis and Denver markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Louisiana and Austin markets in the South Central; the Phoenix market in the Southwest; and the Salt Lake City, Reno and Sacramento markets in the West.

The number of homes closed increased 33% in the nine months ended June 30, 2021 compared to the prior year period. The markets contributing most to the increased closing volumes in our regions were as follows: the Carolina markets (particularly Myrtle Beach) in the East; the Denver and Indianapolis markets in the Midwest; the Florida markets (particularly Tampa) in the Southeast; the Houston, Dallas and San Antonio markets in the South Central; the Phoenix market in the Southwest; and the Las Vegas, Southern California and Sacramento markets in the West.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Gross profit – home sales	25.9%	21.6%	24.9%	21.3%
Gross profit – land/lot sales and other	52.3%	29.7%	39.3%	29.8%
Inventory and land option charges	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Gross profit – total homebuilding	25.9%	21.5%	24.9%	21.2%
Selling, general and administrative expense	7.1%	7.9%	7.5%	8.4%
Gain on sale of assets	—%	—%	(0.1)%	—%
Other (income) expense	(0.1)%	—%	(0.1)%	(0.1)%
Homebuilding pre-tax income	18.9%	13.6%	17.5%	12.9%

Home Sales Gross Profit

Gross profit from home sales increased to $1.8 billion in the three months ended June 30, 2021 from $1.1 billion in the prior year period and increased 430 basis points to 25.9% as a percentage of home sales revenues. The percentage increase resulted from improvements of 390 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, 20 basis points due to a decrease in the amortization of capitalized interest and 20 basis points due to a decrease in warranty and construction defect costs.

Gross profit from home sales increased to $4.7 billion in the nine months ended June 30, 2021 from $2.9 billion in the prior year period and increased 360 basis points to 24.9% as a percentage of home sales revenues. The percentage increase resulted from improvements of 330 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, 20 basis points due to a decrease in warranty and construction defect costs and 10 basis points due to a decrease in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels, we would expect our gross profit margins to also decline.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $30.2 million and $67.4 million in the three and nine months ended June 30, 2021, respectively, and $14.5 million and $49.7 million in the comparable periods of fiscal 2020. During the current quarter, we began recording bulk sales of single-family rental communities in land/lot sales and other revenues in our homebuilding segment. Revenues during the three and nine months ended June 30, 2021 included our sale of a single-family rental community for $23.1 million in the current quarter, which generated $11.4 million of gross profit.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2021, our homebuilding operations had $23.5 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of June 30, 2021, we determined that no communities were impaired, and no impairment charges were recorded during the three months ended June 30, 2021. During the nine months ended June 30, 2021, impairment charges totaled $5.6 million. There were no impairment charges recorded in the prior year quarter and $1.7 million of impairment charges recorded in the nine months ended June 30, 2020.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges which could be significant.

During the three and nine months ended June 30, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $4.9 million and $10.4 million, respectively, compared to $4.9 million and $15.6 million in the same periods of fiscal 2020.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 21% to $502.0 million and 25% to $1.4 billion in the three and nine months ended June 30, 2021, respectively, from $415.1 million and $1.1 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 7.1% and 7.5% in the three and nine months ended June 30, 2021, respectively, compared to 7.9% and 8.4% in the prior year periods.

Employee compensation and related costs represented 82% and 81% of SG&A costs in the three and nine months ended June 30, 2021, respectively, compared to 77% and 75% in the prior year periods. These costs increased 29% to $411.6 million and 36% to $1.1 billion in the three and nine months ended June 30, 2021, respectively, from $320.3 million and $848.0 million in the prior year periods. Our homebuilding operations employed 8,203 and 7,077 people at June 30, 2021 and 2020, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $22.7 million and $69.7 million in the three and nine months ended June 30, 2021, respectively, compared to $22.3 million and $69.5 million in the prior year periods. Interest charged to cost of sales was 0.7% of total cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2021 compared to 0.8% in both prior year periods.

Gain on Sale of Assets

In December 2020, we sold a single-family rental community for $31.8 million which resulted in a gain on sale of $13.1 million in our homebuilding segment and $0.9 million in our other businesses during the nine months ended June 30, 2021.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $7.1 million and $10.4 million in the three and nine months ended June 30, 2021, respectively, compared to $0.2 million and $9.7 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. Beginning in the current quarter, rental income of $2.9 million from our single-family rental communities is also included in other income in our homebuilding segment. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2020, we acquired the homebuilding operations of Braselton Homes in Corpus Christi, Texas for approximately $23.0 million in cash. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. We also acquired a sales order backlog of approximately 125 homes.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2021			2020
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$1,032.7	$190.3	18.4%	$736.3	$106.9	14.5%
Midwest	514.6	67.2	13.1%	373.3	34.1	9.1%
Southeast	2,300.1	465.3	20.2%	1,629.1	233.5	14.3%
South Central	1,709.8	323.1	18.9%	1,376.4	201.8	14.7%
Southwest	291.0	46.7	16.0%	216.1	29.7	13.7%
West	1,222.1	244.3	20.0%	890.9	103.8	11.7%
	$7,070.3	$1,336.9	18.9%	$5,222.1	$709.8	13.6%

	Nine Months Ended June 30,
	2021			2020
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
East	$2,703.4	$468.8	17.3%	$1,836.5	$240.1	13.1%
Midwest	1,396.1	177.3	12.7%	964.6	76.4	7.9%
Southeast	6,133.4	1,147.8	18.7%	4,096.4	567.4	13.9%
South Central	4,688.8	854.6	18.2%	3,401.5	490.7	14.4%
Southwest	766.7	124.8	16.3%	626.8	95.0	15.2%
West	3,288.2	550.9	16.8%	2,558.1	267.3	10.4%
	$18,976.6	$3,324.2	17.5%	$13,483.9	$1,736.9	12.9%
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

East Region — Homebuilding revenues increased 40% and 47% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Myrtle Beach, Delaware, Raleigh and Suburban Washington, D.C. markets. The region generated pre-tax income of $190.3 million and $468.8 million in the three and nine months ended June 30, 2021, respectively, compared to $106.9 million and $240.1 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 340 and 350 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 and 100 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Midwest Region — Homebuilding revenues increased 38% and 45% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Denver, Indianapolis and Chicago markets. The region generated pre-tax income of $67.2 million and $177.3 million in the three and nine months ended June 30, 2021, respectively, compared to $34.1 million and $76.4 million in the prior year periods. Home sales gross profit percentage increased by 310 and 340 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 and 120 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 41% and 50% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $465.3 million and $1.1 billion in the three and nine months ended June 30, 2021, respectively, compared to $233.5 million and $567.4 million in the prior year periods. Home sales gross profit percentage increased by 460 and 380 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing while the average cost of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 and 100 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 24% and 38% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Houston, Dallas, San Antonio and Austin markets. The region generated pre-tax income of $323.1 million and $854.6 million in the three and nine months ended June 30, 2021, respectively, compared to $201.8 million and $490.7 million in the prior year periods. Home sales gross profit percentage increased by 360 and 270 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 and 70 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 35% and 22% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Phoenix market. The region generated pre-tax income of $46.7 million and $124.8 million in the three and nine months ended June 30, 2021, respectively, compared to $29.7 million and $95.0 million in the prior year periods. Home sales gross profit percentage increased by 190 and 180 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points and increased by 50 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods. The increase in the nine month period was due to increased employee compensation and related costs to support inventory growth.

West Region — Homebuilding revenues increased 37% and 29% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed in our Southern California, Las Vegas, Sacramento and Reno markets. The region generated pre-tax income of $244.3 million and $550.9 million in the three and nine months ended June 30, 2021, respectively, compared to $103.8 million and $267.3 million in the prior year periods. Home sales gross profit percentage increased by 650 and 500 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes in the three month period and the average cost of homes closed decreasing while the average selling price increased in the nine month period. As a percentage of homebuilding revenues, SG&A expenses decreased by 170 and 130 basis points in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at June 30, 2021 and September 30, 2020 are summarized as follows:

	As of June 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Rental Properties (1)	Total Inventory
	(In millions)
East	$955.8	$611.1	$5.6	$1.4	$31.7	$1,605.6
Midwest	697.8	506.1	—	1.8	20.2	1,225.9
Southeast	2,200.7	1,135.7	17.3	0.6	156.3	3,510.6
South Central	2,151.7	1,639.1	0.3	—	33.5	3,824.6
Southwest	417.0	512.1	1.1	—	25.5	955.7
West	1,291.7	1,183.9	5.7	19.4	35.9	2,536.6
Corporate and unallocated (2)	123.1	87.4	0.4	0.3	—	211.2
	$7,837.8	$5,675.4	$30.4	$23.5	$303.1	$13,870.2

	As of September 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
East	$785.3	$531.2	$5.5	$6.3	$1,328.3
Midwest	497.0	459.0	1.8	0.7	958.5
Southeast	1,655.5	1,231.5	32.3	0.6	2,919.9
South Central	1,596.3	1,282.3	0.3	1.0	2,879.9
Southwest	244.2	449.7	1.6	0.3	695.8
West	1,137.3	847.1	5.7	19.0	2,009.1
Corporate and unallocated (2)	121.9	100.6	0.6	0.4	223.5
	$6,037.5	$4,901.4	$47.8	$28.3	$11,015.0
__________

(1)These inventory amounts relate to our single-family rental communities that are reported in our homebuilding segment. Multi-family rental property inventory totaling $436.3 million at June 30, 2021 is included in our other segment.
(2)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our homebuilding segment’s land and lot position and homes in inventory at June 30, 2021 and September 30, 2020 are summarized as follows:

	As of June 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	12,800	78,100	90,900	5,600
Midwest	8,400	29,600	38,000	3,700
Southeast	25,600	139,700	165,300	14,600
South Central	47,200	93,300	140,500	15,500
Southwest	7,000	16,100	23,100	3,000
West	22,900	36,400	59,300	4,900
	123,900	393,200	517,100	47,300
	24%	76%	100%

	As of September 30, 2020
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
East	11,300	50,500	61,800	4,900
Midwest	8,000	17,800	25,800	2,600
Southeast	28,700	95,700	124,400	11,500
South Central	40,100	65,200	105,300	12,600
Southwest	7,200	7,600	14,800	1,800
West	17,300	27,500	44,800	4,600
	112,600	264,300	376,900	38,000
	30%	70%	100%
___________________

(1)Land/lots owned included approximately 31,100 and 33,800 owned lots that are fully developed and ready for home construction at June 30, 2021 and September 30, 2020, respectively. Land/lots owned also included land held for development representing 1,400 and 1,600 lots at June 30, 2021 and September 30, 2020, respectively. Land/lots owned exclude 3,400 and 100 lots related to our single-family rental operations at June 30, 2021 and September 30, 2020, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2021 and September 30, 2020 was $15.0 billion and $9.9 billion, respectively, secured by earnest money deposits of $999.8 million and $653.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2021 and September 30, 2020 included $1.6 billion and $1.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $152.7 million and $98.2 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2021 included approximately 39,400 lots owned or controlled by Forestar, 21,500 of which our homebuilding divisions have under contract to purchase and 17,900 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 20,500 lots were in our Southeast region, 5,100 lots were in our South Central region, 4,900 lots were in our West region, 4,000 lots were in our East region, 2,500 lots were in our Southwest region and 2,400 lots were in our Midwest region. Lots controlled at September 30, 2020 included approximately 30,400 lots owned or controlled by Forestar, 14,000 of which our homebuilding divisions had under contract to purchase and 16,400 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 15,400 and 14,900 of our homes in inventory were unsold at June 30, 2021 and September 30, 2020, respectively. At June 30, 2021, approximately 500 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. At September 30, 2020, approximately 1,900 of our unsold homes were completed, of which approximately 300 homes had been completed for more than six months. Homes in inventory exclude 1,300 and 600 homes related to our single-family rental operations at June 30, 2021 and September 30, 2020, respectively, and also exclude approximately 1,800 model homes at both dates.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at June 30, 2021, we owned 64% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 55 markets across 22 states as of June 30, 2021. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Residential lot sales	$307.4	$164.4	$894.5	$537.9
Tract sales and other	5.5	13.5	12.6	46.4
Total revenues	$312.9	$177.9	$907.1	$584.3
Cost of sales	257.1	157.1	753.8	510.3
Selling, general and administrative expense	16.9	11.2	48.7	32.8
Gain on sale of assets	—	—	—	(0.1)
Loss on extinguishment of debt	18.1	—	18.1	—
Other (income) expense	(0.3)	(0.7)	(1.4)	(4.8)
Income before income taxes	$21.1	$10.3	$87.9	$46.1

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three and nine months ended June 30, 2021 and 2020, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Total residential single-family lots sold	3,858	2,023	11,013	6,396
Residential single-family lots sold to D.R. Horton	3,719	1,991	10,466	6,287
Residential lot sales revenues from sales to D.R. Horton	$300.2	$162.1	$859.8	$528.0
Tract acres sold to D.R. Horton	7	30	21	66
Tract sales revenues from sales to D.R. Horton	$3.0	$13.4	$6.0	$20.6

SG&A expense for the three and nine months ended June 30, 2021 included charges of $1.0 million and $2.9 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.2 million and $3.8 million, respectively, in the same periods of fiscal 2020.

Loss on extinguishment of debt of $18.1 million in the three and nine months ended June 30, 2021 was due to Forestar’s redemption of its $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

At June 30, 2021, Forestar owned directly or controlled through land and lot purchase contracts approximately 96,600 residential lots, of which approximately 4,400 are fully developed. Approximately 39,400 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 900 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,313	12,487	15%	40,262	30,628	31%
Number of homes closed by D.R. Horton	21,588	17,642	22%	60,028	45,140	33%
Percentage of D.R. Horton homes financed by DHI Mortgage	66%	71%		67%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,337	12,511	15%	40,315	30,745	31%
Total number of loans originated or brokered by DHI Mortgage	14,668	12,920	14%	41,294	31,672	30%
Captive business percentage	98%	97%		98%	97%
Loans sold by DHI Mortgage to third parties	15,261	12,661	21%	41,090	30,180	36%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
	(In millions)
Loan origination and other fees	$12.9	$11.0	17%	$35.8	$26.0	38%
Gains on sale of mortgage loans and mortgage servicing rights	135.4	116.7	16%	453.0	263.7	72%
Servicing income	0.8	—	—%	3.1	—	—%
Total mortgage operations revenues	149.1	127.7	17%	491.9	289.7	70%
Title policy premiums	39.6	28.9	37%	109.2	74.3	47%
Total revenues	188.7	156.6	20%	601.1	364.0	65%
General and administrative expense	127.0	93.9	35%	360.4	257.7	40%
Other (income) expense	(8.6)	(6.1)	41%	(21.4)	(17.7)	21%
Financial services pre-tax income	$70.3	$68.8	2%	$262.1	$124.0	111%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
General and administrative expense	67.3%	60.0%	60.0%	70.8%
Other (income) expense	(4.6)%	(3.9)%	(3.6)%	(4.9)%
Financial services pre-tax income	37.3%	43.9%	43.6%	34.1%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2021, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 15% and 31%, respectively, from the prior year periods, due to increases in the number of homes closed by our homebuilding operations of 22% and 33%.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2021 compared to 97% in the prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 21% and 36% in the three and nine months ended June 30, 2021, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2021 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2021, approximately 55% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae, and 37% were sold to two other major financial entities. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 17% to $149.1 million and 70% to $491.9 million in the three and nine months ended June 30, 2021, respectively, from $127.7 million and $289.7 million in the prior year periods, primarily due to increases of 14% and 30% in loan originations. In the nine month period, higher net gains achieved on the sale of loan originations in the secondary market also contributed to the increase. Net gains on the sale of mortgage loan originations decreased in the third quarter due to competitive pricing pressures in the marketplace. Revenues from our title operations increased 37% to $39.6 million and 47% to $109.2 million in the three and nine months ended June 30, 2021, respectively, from $28.9 million and $74.3 million in the prior year periods, primarily due to increases of 26% and 38% in escrow closings.

General and administrative (G&A) expense related to our financial services operations increased 35% to $127.0 million and 40% to $360.4 million in the three and nine months ended June 30, 2021, respectively, from $93.9 million and $257.7 million in the prior year periods. The increases were primarily due to increases in employee related costs to support a higher volume of transactions. Our financial services operations employed 2,755 and 1,979 people at June 30, 2021 and 2020, respectively.

As a percentage of financial services revenues, G&A expense was 67.3% and 60.0% in the three and nine months ended June 30, 2021, respectively, compared to 60.0% and 70.8% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increase from a higher volume of mortgage originations and escrow closings and better leverage of our G&A expenses, pre-tax income from our financial services operations increased 111% to $262.1 million in the nine months ended June 30, 2021 from $124.0 million in the prior year period.

RESULTS OF OPERATIONS - OTHER BUSINESSES

The pre-tax income of all of our subsidiaries engaged in other business activities was $7.7 million and $10.1 million in the three and nine months ended June 30, 2021, respectively, compared to a pre-tax loss of $0.6 million and pre-tax income of $56.9 million in the prior year periods. Income generated by our other businesses can vary significantly based on the timing of multi-family rental property sales. There were no multi-family rental properties sold during the current year periods or in the prior year quarter. There were two multi-family rental properties sold during the prior year nine month period for a total of $128.5 million with gains on sale totaling $59.4 million.

Our multi-family rental operations develop, construct, lease, own and sell multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. After we complete construction and achieve a stabilized level of leased occupancy, the property is typically marketed for sale. At June 30, 2021, we had eleven multi-family rental projects under active construction and four projects that were substantially complete and in the lease-up phase. These 15 projects represent 4,540 multi-family units, of which 3,230 units were under active construction and 1,310 units were completed.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2021 was $1.4 billion and $3.6 billion, respectively, compared to $782.4 million and $1.9 billion in the prior year periods. The increases were primarily due to increases in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2021 was $299.1 million and $784.1 million, respectively, compared to $149.5 million and $377.6 million in the prior year periods. Our effective tax rate was 21.1% and 21.6% for the three and nine months ended June 30, 2021 compared to 19.1% and 19.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. For the three and nine months ended June 30, 2020, the fiscal 2020 retroactive reinstatement of the federal energy efficient homes tax credit reduced our effective tax rate by 3.1% and 2.8%, respectively. For the three and nine months ended June 30, 2021, a change in the estimate of homes qualifying for the fiscal 2020 energy efficient tax credit and the retroactive extension of the energy efficient tax credit reduced our effective tax rate by 1.9% and 0.9%, respectively.

Our deferred tax assets, net of deferred tax liabilities, were $154.4 million at June 30, 2021 compared to $152.4 million at September 30, 2020. We have a valuation allowance of $7.3 million and $7.5 million at June 30, 2021 and September 30, 2020, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At June 30, 2021, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 24.2% compared to 26.6% at September 30, 2020 and 28.0% at June 30, 2020. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 16.0% compared to 17.5% at September 30, 2020 and 18.4% at June 30, 2020. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 35%, and we expect it to remain significantly lower than 35% in the fourth quarter of fiscal 2021 and throughout fiscal 2022. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in August 2018, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At June 30, 2021, $361.0 million remained available under Forestar’s shelf registration statement, of which $66.7 million is reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2021, cash and cash equivalents of our homebuilding segment totaled $1.7 billion.

Bank Credit Facilities — In April 2021, our senior unsecured homebuilding revolving credit facility was amended to increase its capacity to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility was extended to April 20, 2026. At June 30, 2021, there were no borrowings outstanding and $159.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.03 billion.

Our $375 million 364-day senior unsecured homebuilding revolving credit facility was not renewed upon its maturity on May 27, 2021.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2021, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.55 billion principal amount of homebuilding senior notes outstanding as of June 30, 2021 that mature from September 2022 through October 2027. In October 2020, we issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, we repaid $400 million principal amount of our 2.55% senior notes at maturity. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2021, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Equity Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. We repurchased 2.6 million shares of our common stock for $241.2 million during the current quarter for a total of 8.1 million shares repurchased for $661.4 million during the nine months ended June 30, 2021. At June 30, 2021, the full amount of the debt repurchase authorization was remaining and $758.8 million of the equity repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2021, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 42.1% compared to 42.4% at September 30, 2020 and 43.1% at June 30, 2020. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 37.8% compared to 22.1% at September 30, 2020 and 25.2% at June 30, 2020.

Cash and Cash Equivalents — At June 30, 2021, Forestar had cash and cash equivalents of $116.0 million.

Bank Credit Facility — In April 2021, Forestar’s senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility was extended to April 16, 2025. Borrowings and repayments under the facility were $25 million each during the nine months ended June 30, 2021. At June 30, 2021, there were no borrowings outstanding and $60.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.8 million.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

Unsecured Debt — As of June 30, 2021, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes issued in April 2021 that mature May 15, 2026 with interest payable semiannually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem Forestar’s $350 million principal amount of 8.0% senior notes due 2024 in May 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. Forestar recognized an $18.1 million loss on extinguishment of debt during the current quarter upon redemption of the notes. Forestar also has $300 million principal amount of 5.0% senior notes due 2028.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At June 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2021, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2021, Forestar issued 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $32.6 million, net of commissions and other issuance costs. At June 30, 2021, $361.0 million remained available for issuance under Forestar’s shelf registration statement, of which $66.7 million is reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2021, cash and cash equivalents of our financial services operations totaled $101.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2021, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 18, 2022. The total capacity of the facility is $1.4 billion; however, the capacity increases, without requiring additional commitments, to $1.6 billion for approximately 30 days at each quarter end and 45 days at fiscal year end. The capacity of the facility can also be increased to $1.8 billion, subject to the availability of additional commitments. Through additional commitments, the total capacity of the facility was temporarily increased to $1.6 billion effective June 11, 2021 through November 4, 2021. During this period, the capacity increases, without requiring additional commitments, to $1.8 billion for approximately 30 days at the end of the third quarter and for 45 days at fiscal year end.

As of June 30, 2021, $1.5 billion of mortgage loans held for sale with a collateral value of $1.5 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $410.2 million, DHI Mortgage had an obligation of $1.1 billion outstanding under the mortgage repurchase facility at June 30, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2021, net cash used in operating activities was $34.5 million compared to $588.9 million of cash provided by operating activities in the prior year period. Cash used in operating activities in the current year period primarily consisted of $340.6 million and $58.2 million of cash used in our Forestar segment and other businesses, respectively, partially offset by $276.1 million and $96.2 million of cash provided by our homebuilding and financial services segments, respectively. The most significant source of cash provided by operating activities in both periods was net income.

Cash used to increase construction in progress and finished home inventory was $1.7 billion in the current year period compared to $602.3 million in the prior year period. In both periods, the expenditures were made to increase our homes in inventory in response to the strength of homebuyer demand. Cash used to increase residential land and lots in the current year period was $1.3 billion compared to $361.9 million in the prior year period. Of these amounts, $541.7 million and $259.8 million, respectively, related to Forestar.

During the three months ended June 30, 2021, we increased our single-family and multi-family rental properties by $196.0 million, which is reflected as cash used in operating activities. During the six month period ended March 31, 2021 and in the prior year nine month period ended June 30, 2020, expenditures related to rental properties were $173.9 million and $153.6 million, respectively, and are reflected as cash used in investing activities.

Investing Cash Flow Activities

In the nine months ended June 30, 2021, net cash used in investing activities was $206.9 million compared to $100.4 million in the prior year period. In the current year period, uses of cash included expenditures related to our rental operations totaling $173.9 million, purchases of property and equipment totaling $46.0 million and the acquisition of the homebuilding operations of Braselton Homes for $23.0 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million in the first quarter of fiscal 2021. In the prior year period, uses of cash included expenditures related to our rental operations totaling $153.6 million and purchases of property and equipment totaling $66.8 million, partially offset by proceeds from the sale of assets, primarily consisting of $128.5 million related to the sale of two multi-family rental properties.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our homebuilding and Forestar operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2021, net cash used in financing activities was $829.6 million, consisting primarily of repayment of $400 million principal amount of our 2.55% homebuilding senior notes at maturity, Forestar’s redemption of its $350 million principal amount of 8.0% senior notes, cash used to repurchase shares of our common stock of $661.4 million and payment of cash dividends totaling $217.7 million. These uses of cash were partially offset by note proceeds from our issuance of $500 million principal amount of 1.4% homebuilding senior notes and Forestar’s issuance of $400 million principal amount of 3.85% senior notes.

During the nine months ended June 30, 2020, net cash provided by financing activities was $370.2 million, consisting primarily of note proceeds of $1.1 billion from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, our issuance of $500 million principal amount of 2.6% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $284.0 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $1.1 billion, repayment of $500 million principal amount of our 4.0% senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase shares of our common stock of $360.4 million and payment of cash dividends totaling $192.3 million.

During each of the first three quarters of fiscal 2021, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, the most recent of which was paid on May 20, 2021 to stockholders of record on May 10, 2021. In July 2021, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, payable on August 17, 2021 to stockholders of record on August 10, 2021. Cash dividends of $0.175 per common share were approved and paid in each quarter of fiscal 2020. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

CONTRACTUAL CASH OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Our primary contractual cash obligations are payments under our debt agreements and lease payments under operating leases. We expect to fund our contractual obligations in the ordinary course of business through a combination of our existing cash resources, cash flows generated from profits, our credit facilities or other bank financing and the issuance of new debt or equity securities through the public capital markets as market conditions may permit.

At June 30, 2021, we had outstanding letters of credit of $219.5 million and surety bonds of $2.1 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

Our mortgage subsidiary enters into various commitments related to the lending activities of our mortgage operations. Further discussion of these commitments is provided in Item 3 “Quantitative and Qualitative Disclosures About Market Risk” under Part I of this quarterly report on Form 10-Q.

We enter into land and lot purchase contracts to acquire land or lots for the construction of homes. Lot purchase contracts enable us to control significant lot positions with limited capital investment. Among our homebuilding land and lot purchase contracts at June 30, 2021, there were a limited number of contracts with $136.9 million of remaining purchase price subject to specific performance provisions that may require us to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of this amount, $67.8 million related to contracts between our homebuilding segment and Forestar. Further information about our land purchase contracts is provided in the “Homebuilding Inventories, Land and Lot Position and Homes in Inventory” section included herein.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2021, D.R. Horton, Inc. had $2.55 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

All of the homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantors or Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by D.R. Horton, Inc. Our subsidiaries associated with the Forestar lot development operations, financial services operations, multi-family residential construction and certain other subsidiaries do not guarantee the homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt. The guarantees will be structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries of the Guarantors.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2021	September 30, 2020
	(In millions)
Assets
Cash	$1,615.7	$2,498.5
Inventories	13,773.3	10,921.8
Amount due from Non-Guarantor Subsidiaries	651.1	524.6
Total assets	17,961.9	15,503.9
Liabilities & Stockholders’ Equity
Notes payable	$2,620.0	$2,514.4
Total liabilities	5,476.9	4,746.9
Stockholders’ equity	12,485.0	10,757.0

Summarized Statement of Operations Data	Nine Months Ended June 30, 2021	Year Ended September 30, 2020
	(In millions)
Revenues	$18,942.3	$19,630.0
Cost of sales	14,233.0	15,379.2
Selling, general and administrative expense	1,374.5	1,584.4
Income before income taxes	3,313.2	2,666.4
Net income	2,605.1	2,134.7

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2020, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2020, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2020, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2021 and September 30, 2020, we had reserves for approximately 350 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2021, we established reserves for approximately 165 new construction defect claims and resolved 75 construction defect claims for a total cost of $13.3 million. At June 30, 2020 and September 30, 2019, we had reserves for approximately 240 and 180 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2020, we established reserves for approximately 120 new construction defect claims and resolved 60 construction defect claims for a total cost of $20.6 million.

SEASONALITY

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and operating income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in the working capital requirements of our homebuilding, lot development and financial services operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2021 and 2020 was not significant, is recognized in current earnings. At June 30, 2021, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.9 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.9 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.0 billion at June 30, 2021.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2021 and September 30, 2020, we had MBS totaling $862.4 million and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $1.9 million and $5.3 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2021. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2021.

	Three Months Ending September 30, 2021	Fiscal Year Ending September 30,							Fair Value at June 30, 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$—	$429.5	$700.3	$14.3	$500.4	$900.4	$800.4	$3,345.3	$3,469.2
Average interest rate	—%	4.3%	5.4%	3.6%	2.7%	3.4%	3.0%	3.7%
Variable rate	$1,093.6	$—	$—	$—	$—	$—	$—	$1,093.6	$1,093.6
Average interest rate	2.1%	—%	—%	—%	—%	—%	—%	2.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2021 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In fiscal 2013, our mortgage subsidiary was subpoenaed by the United States Department of Justice (DOJ) regarding the adequacy of certain underwriting and quality control processes related to Federal Housing Administration loans originated and sold in prior years. We provided information related to these loans and our processes to the DOJ. In July 2021, we agreed to make an indemnification payment to the U.S. Department of Housing and Urban Development related to a certain number of mortgage loans for an amount that was fully reserved at June 30, 2021. We are not aware of any remaining loans, complaint, demand or lawsuit related to the original matter.

With respect to administrative or judicial proceedings involving the environment, we have determined that we will disclose any such proceeding if we reasonably believe such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2021. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2021 - April 30, 2021	—	$—	—	$1,000.0
May 1, 2021 - May 31, 2021	2,000,000	93.34	2,000,000	813.3
June 1, 2021 - June 30, 2021	617,766	88.15	617,766	758.8
Total	2,617,766	$92.11	2,617,766	$758.8
_________________
(1) Effective April 20, 2021, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, replacing the prior authorization that was effective as of July 30, 2019. The authorization has no expiration date. Share repurchases totaling $241.2 million during the three months ended June 30, 2021 were made under the new authorization, leaving $758.8 million remaining on the authorization at June 30, 2021.

ITEM 6.  EXHIBITS

(a)	Exhibits.
2.1
Agreement and Plan of Merger dated June 29, 2017 by and among D.R. Horton, Inc., Force Merger Sub, Inc. and Forestar Group Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

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

	3.2		Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).
4.1
Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

10.1
Amendment No. 10 to Credit Agreement, dated April 20, 2021 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2021).

10.2
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on April 20, 2021).

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

D.R. HORTON, INC.
Date:	July 23, 2021	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 23, 2021	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)