Form 10-K
period 2021-09-30
HORTON D R INC /DE/
filed 2021-11-18
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From              To
Commission file number 1-14122
D.R. Horton, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2386963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1341 Horton Circle, Arlington, Texas 76011
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32.0 billion based on the closing price as reported on the New York Stock Exchange.
As of November 11, 2021, there were 356,529,507 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2021 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 98 markets across 31 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange (NYSE) under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our product offerings across our operating markets are broad and diverse. Our homes range in size from 1,000 to more than 4,000 square feet and in price from $150,000 to more than $1,000,000. For the year ended September 30, 2021, we closed 81,965 homes with an average closing price of $323,300.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business, generating 96% of our consolidated revenues of $27.8 billion in fiscal 2021 and 97% of consolidated revenues of $20.3 billion and $17.6 billion in fiscal 2020 and 2019, respectively. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 90% of our home sales revenue in fiscal 2021 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our entry-level homes at affordable price points have experienced very strong demand from homebuyers, as the entry-level segment of the new home market remains under-served, with low inventory levels relative to demand.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the NYSE under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. At September 30, 2021, we owned 63% of Forestar’s outstanding common stock.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our 100% owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production after origination. Our 100% owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination and closing services, primarily to our homebuyers.

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease, own and ultimately sell the residential properties. The single-family rental operations construct single-family rental homes with the intent to later market the community for a bulk sale of homes.

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own non-residential real estate including ranch land and improvements and own and operate energy related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other.

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports required to be filed with the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” section of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” section of our website under “ESG.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Homebuilding Markets

Our homebuilding business operates in 98 markets across 31 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

We conduct our homebuilding operations in the geographic regions, states and markets listed below, and we conduct our financial services operations in many of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. During the fourth quarter of fiscal 2021, we reassessed our operating segments and reportable segments and realigned the aggregation of our homebuilding operating segments into six new reportable segments to better allocate our homebuilding operating segments across geographic reporting regions. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		South Central Region
Colorado	Colorado Springs	Oklahoma	Oklahoma City
	Denver		Tulsa
	Fort Collins	Texas	Austin
Oregon	Bend		Beaumont
	Portland/Salem		Bryan/College Station
Utah	Salt Lake City		Corpus Christi
	St. George		Dallas
Washington	Seattle/Tacoma/Everett/Olympia		Fort Worth
	Spokane		Houston
	Vancouver		Killeen/Temple/Waco
Midland/Odessa
	Southwest Region		New Braunfels/San Marcos
Arizona	Phoenix		San Antonio
Tucson
California	Bakersfield		East Region
	Bay Area	Georgia	Atlanta
	Fresno		Augusta
	Los Angeles County		Savannah
	Modesto/Merced/Stockton	North Carolina	Asheville
	Riverside County		Charlotte
	Sacramento		Greensboro/Winston-Salem
	San Bernardino County		Raleigh/Durham
	San Diego County		Wilmington
Hawaii	Oahu	South Carolina	Charleston
Nevada	Las Vegas		Columbia
	Reno		Greenville/Spartanburg
New Mexico	Albuquerque		Hilton Head
Myrtle Beach
	Southeast Region	Tennessee	Chattanooga
Alabama	Birmingham		Knoxville
	Huntsville		Memphis
	Mobile/Baldwin County		Nashville
Montgomery
	Tuscaloosa		North Region
Florida	Fort Myers/Naples	Delaware	Central Delaware
	Gainesville		Northern Delaware
	Jacksonville	Illinois	Chicago
	Lakeland	Indiana	Fort Wayne
	Melbourne/Vero Beach		Indianapolis
	Miami/Fort Lauderdale		Northwest Indiana
	Ocala	Iowa	Des Moines
	Orlando	Kentucky	Louisville
	Pensacola/Panama City	Maryland	Baltimore
	Port St. Lucie		Suburban Washington, D.C.
	Tallahassee		Western Maryland
	Tampa/Sarasota	Minnesota	Minneapolis/St. Paul
	Volusia County	Nebraska	Omaha
	West Palm Beach	New Jersey	Northern New Jersey
Louisiana	Baton Rouge		Southern New Jersey
	Lake Charles/Lafayette	Ohio	Cincinnati
Mississippi	Gulf Coast		Columbus
		Pennsylvania	Central Pennsylvania
Philadelphia
		Virginia	Northern Virginia
Southern Virginia

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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2021 as measured by number of homes closed, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2021, we had 56 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions, and the control and oversight functions that are centralized in our regional and corporate offices.

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

Centralized Controls

We centralize many important risk elements of our homebuilding business through our regional and corporate offices. We have separate homebuilding regional offices, which generally consist of a region president, a chief financial officer, legal counsel and other operational and office support staff. Each of our region presidents and their management teams are responsible for oversight of the operations of a number of homebuilding operating divisions, including:
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

Land/Lot Acquisition and Inventory Management

We acquire land for use in our operations after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions or for other strategic reasons.

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

We attempt to mitigate our exposure to real estate inventory risks by:
•Controlling our level of inventory investment and managing our supply of land/lots owned and controlled through purchase contracts to match the expected housing demand in each of our operating markets;
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

Our home designs are selected or prepared in each of our markets to appeal to local homebuyers’ expectations for affordability, home size and features, and our local management teams adjust product offerings to meet buyer demand as necessary. In many communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We completed the construction of most homes within two to seven months in fiscal 2021, which is longer than prior years, as construction times have been impacted by the labor and materials shortages discussed below.

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations have been readily available from numerous sources, and we have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. In fiscal 2021, the effects of the COVID-19 pandemic and labor shortages on manufacturing production, combined with the improvement in economic conditions and the strong demand for new homes, caused multiple disruptions in our supply chain and have resulted in shortages in certain building materials and tightness in the construction labor market, which has caused our construction cycle to lengthen.

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

Marketing and Sales

We primarily use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing primarily on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate a segment of entry-level buyers who are focused on affordability. Our Freedom Homes brand offers homes at affordable price points to active adult buyers seeking a low-maintenance lifestyle. The percentage of home closings and home sales revenue contributed by each brand during fiscal 2021 was as follows:

	Percentage of Home Closings	Percentage of Home Sales Revenue
D.R. Horton	65%	68%
Emerald	1%	2%
Express	31%	27%
Freedom	3%	3%
Total	100%	100%

We also use names of acquired companies for a period of time after the acquisition. We currently utilize the Pacific Ridge Homes brand in our Seattle, Washington market and the Terramor Homes brand in our Raleigh, North Carolina market. The product offerings in all of these markets are similar to, and included with, our D.R. Horton branded communities shown above.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and price information, demonstrating the features and layouts of our homes and assisting with the selection of options, when available. We train and inform our sales personnel regarding construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with incentives, such as discounts or included upgrades, to be competitive in a particular market or to attain our targeted sales pace.

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

We also build speculative homes in most of our communities, which allow us to compete effectively with existing homes available in the market and improve our profits and returns. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth, the number of job relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We attempt to maintain a level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis as conditions warrant.

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and communities. Additionally, customers are generally required to pay additional deposits when they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a defined period. Our contracts may include other contingencies, such as the sale of an existing home. We either retain or refund customer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2021, the value of our backlog of sales orders was $9.5 billion (26,221 homes), an increase of 16% from $8.2 billion (26,683 homes) at September 30, 2020. The average sales price of homes in backlog was $360,900 at September 30, 2021, up from the $306,800 average at September 30, 2020. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 17% in fiscal 2021 compared to 20% in fiscal 2020.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from one to seven months; therefore, substantially all of the homes in our sales backlog at September 30, 2021 are scheduled to close in fiscal 2022.

Customer Service and Quality Control

Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to repeat and referral business from the real estate community and homebuyers. We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems, and a one-year limited warranty on other construction components. The subcontractors who perform the actual construction also provide us with warranties on workmanship and are expected to respond to us and the homeowner in a timely manner. In addition, some of our suppliers provide manufacturer’s warranties on specified products installed in the home.

Rental Properties

Our multi-family rental operations develop, construct, lease, own and ultimately sell multi-family residential properties that produce rental income. We primarily focus on constructing garden style multi-family rental communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. We sold three multi-family rental properties in fiscal 2021 and two multi-family rental properties in fiscal 2020.

During fiscal 2020, we began constructing and leasing single-family homes as income-producing rental communities. Our single-family rental operations construct single-family rental homes with the intent to later market the community for a bulk sale of homes. We completed three bulk sales of single-family rental properties in fiscal 2021 and no bulk sales of these properties in fiscal 2020.

Forestar Residential Lot Development Operations

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar. Forestar is a residential lot development company with operations in 56 markets across 23 states as of September 30, 2021. We owned approximately 63% of Forestar’s outstanding common stock at September 30, 2021. Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar’s strategy is focused on making investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our 100% owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient home-buying experience for our buyers. During the year ended September 30, 2021, DHI Mortgage provided mortgage financing services for approximately 67% of our total homes closed, and approximately 98% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans, the majority of which are eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). DHI Mortgage sells substantially all of the loans and the related servicing rights to third-party purchasers after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination and closing services primarily to our homebuilding customers.

Human Capital Resources

People and Culture

For the past two fiscal years, despite the COVID-19 pandemic, we increased the number of employees in all of our operating segments and made no reductions to our employee compensation plans or employee benefit plans. As of September 30, 2021, we employed 11,788 people, of whom 7,947 work in our homebuilding operations, 2,891 in our financial services segment, 482 at our corporate office, 250 for our Forestar subsidiary, 175 in our rental operations and 43 in our other businesses. Of our homebuilding employees, 3,369 are involved in construction, 2,018 are sales and marketing personnel and 2,560 are office personnel.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting a diverse workforce and maintaining an inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Additionally, the long-term retention of our employees provides us with an experienced, cohesive workforce, which has been vital to achieving our goals. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team and homebuilding region presidents is 28 years, our homebuilding division presidents is 15 years and our city managers is greater than 10 years.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our short-term incentive bonus program and/or our stock compensation plan. We also offer our employees a broad range of benefits, including medical, dental and vision healthcare insurance and paid parental leave. Additional information about our compensation and employee benefit plans, such as our 401(k) savings plan, employee stock purchase plan and our stock compensation plans, is included in Note K to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees is our first priority. We take workplace safety seriously at our construction sites and in our offices. We provide third-party training for our field personnel to become certified by the Occupational Safety and Health Administration (OSHA), and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well being.

We implemented safety protocols to protect our employees and our homebuyers during the COVID-19 pandemic. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Many of our administrative and operational functions during this time required modification, including some of our workforce working remotely. Our experienced teams of people adapted to the changes in our work environment and have managed our business successfully during this challenging time.

Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. Acquisitions of homebuilding and related businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through purchase contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition is expected to have a positive impact on our earnings within an acceptable period of time.

Competition

The homebuilding, lot development and rental housing industries are highly competitive. We compete not only for homebuyers and renters, but also for desirable properties, raw materials, skilled labor and financing. We compete with local, regional and national companies in these industries and also with existing home sales, foreclosures and rental properties. We compete on the basis of price, location, quality and design of our homes and on mortgage financing terms.

The competitors to our financial services businesses include other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, may operate with different lending criteria and/or may offer a broader or more attractive array of financing and other products and services to potential customers. We strive to provide flexible, fairly priced financing alternatives subject to applicable regulations.

Our businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the homebuilding, lot development, financial services and rental housing industries and in the general economy.

Governmental Regulations and Environmental Matters

The homebuilding, lot development and rental housing industries are subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and home design, construction and sales processes in varying degrees across our markets. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the U.S. Department of Veteran Affairs (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

Our construction and land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

Our mortgage company must comply with extensive state and federal laws and regulations, which are administered by numerous agencies, including the Consumer Financial Protection Bureau, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, United States Department of Agriculture (USDA), Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies.

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and pre-tax income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in the working capital requirements for our homebuilding, lot development, financial services and rental operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

Risks Related to our Business and our Industry

The homebuilding, lot development and rental housing industries are cyclical and affected by changes in economic, real estate or other conditions that could adversely affect our business or financial results.

The homebuilding, lot development and rental housing industries are cyclical and are significantly affected by changes in general and local economic and real estate conditions, such as:
•employment levels;
•consumer confidence and spending;
•housing demand;
•availability of financing for homebuyers;
•availability of financing for companies that purchase our rental properties;
•interest rates;
•availability and prices of new homes and existing homes for sale and availability and market values of rental properties; and
•demographic trends.

Adverse changes in these general and local economic conditions or deterioration in the broader economy would cause a negative impact on our business and financial results and increase the risk for asset impairments and writeoffs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies.

In the past, the federal government’s fiscal and trade policies and economic stimulus actions have created uncertainty in the financial markets and caused volatility in interest rates, which impacted business and consumer behavior. Monetary policy actions affecting interest rates or fiscal policy actions and new legislation related to taxation, spending levels or borrowing limits, along with the related political debates, conflicts and compromises associated with such actions, may negatively impact the financial markets and consumer confidence. Such events could hurt the U.S. economy and the housing and rental markets and in turn, could adversely affect the operating results of our businesses.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, potential customers may be less willing or able to buy our homes or our rental properties. In the future, our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our home or rental offerings, reduce the costs of the homes or properties we build, offer more affordable homes or rental properties or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns. In addition, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We may be responsible for losses associated with mortgage loans originated and sold to third-party purchasers in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in the connection with the loan, and we may be required to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could adversely affect our business or financial results. We establish reserves for estimated losses and future repurchase obligations for mortgage loans we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts. Additionally, in fiscal 2020 we began retaining mortgage servicing rights on some of our originations. As servicer for these loans, we may incur losses by having to advance payments to the mortgage-backed securities (MBS) bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying MBS.

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

Our homebuilding operations utilize a $2.19 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Our homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. The maturity date of the facility is April 20, 2026. Forestar and its subsidiaries, our financial services and rental subsidiaries, and certain of our other subsidiaries are not guarantors under our homebuilding revolving credit facility or our homebuilding senior notes.

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. The maturity date of the facility is April 16, 2025. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by us or our other subsidiaries.

Our mortgage subsidiary utilizes a $1.4 billion mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2021 was $1.8 billion, and its maturity date is February 18, 2022. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also had an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At September 30, 2021, $359.9 million remained available for issuance under Forestar’s shelf registration statement, of which $65.6 million was reserved for sales under its at-the-market equity offering program. In October 2021, after the expiration of Forestar’s existing registration statement and at-the-market equity offering program, a new shelf registration statement became effective, registering $750 million of equity securities. Forestar anticipates entering into a new at-the-market equity offering program under this new shelf registration statement. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Adverse changes in economic, homebuilding or capital market conditions due to COVID-19 or otherwise could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2021, approximately 52% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae, and 41% were sold to two other major financial entities. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

The risks associated with our land, lot and rental inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding, Forestar and rental businesses. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to build, sell and rent homes profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled through purchase contracts may be put at risk, we may have to sell or rent homes or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

We cannot make any assurances that our growth strategies, acquisitions or investments will be successful or will not expose us to additional risks or other negative consequences.

In recent years, we have primarily grown our business by increasing our investments in land, lot and home inventories in our existing homebuilding markets. We have also expanded through investments in new product offerings, new geographic markets and the growth of our rental property operations. Investments in land, lots, home inventories and rental properties can expose us to risks of economic loss and asset impairments if housing conditions weaken or if we are unsuccessful in implementing our growth strategies.

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at September 30, 2021, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 56 markets across 23 states as of September 30, 2021. Forestar’s strategy is focused on making significant investments in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidating market share in the fragmented U.S. lot development industry. Our homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies, and we provide Forestar certain administrative, compliance, operational and procurement services through a shared services agreement. As the controlling shareholder, we strongly influence the strategic direction and operations of Forestar.

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

As restrictive orders relating to COVID-19 were eased and economic activity resumed, demand for our homes increased significantly. The effects of the pandemic combined with the improvement in economic conditions and the strong demand for new homes caused multiple disruptions in our supply chain, and have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen and costs of building materials to increase. If shortages and cost increases in building materials and tightness in the labor market persist for a prolonged period of time, our profit margins could be adversely impacted if we are unable to pass on future cost increases to our homebuyers by increasing the selling price of our homes.

Public health issues such as a major epidemic or pandemic could adversely affect our business or financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In December 2019, COVID-19 emerged in the Wuhan region of China and subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic, resulting in federal, state and local governments and private entities mandating various restrictions requiring closure of non-essential businesses for a period of time, which began to adversely affect our business in March 2020. As economic activity resumed and restrictive orders relating to COVID-19 were eased, demand for our homes improved significantly during the remainder of fiscal 2020 and remained strong throughout fiscal 2021. However, the effects of the pandemic combined with the improvement in economic conditions and the strong demand for new homes caused multiple disruptions in our supply chain and have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen.

There is uncertainty regarding the extent to which and how long COVID-19 will impact the U.S. economy and our supply chain. The extent to which COVID-19 impacts our operational and financial performance will depend on future developments, including the duration and spread of COVID-19 or other variant strains and the impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 or other variant strains have a significant negative impact on economic conditions over a prolonged period of time, our results of operations and financial condition could be adversely impacted.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events can delay our development work, home construction and home closings, unfavorably affect the cost or availability of materials or labor, damage homes under construction, lead to changing consumer preferences and/or negatively impact demand for new homes in affected areas. There has been no material impact on our business from these events or material operational challenges resulting from these events, but they could adversely affect our business in the future. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

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

Based on the large number of homes we have sold over the years, our potential liabilities related to warranty and construction defect claims are significant. Consequently, we have generally maintained product liability insurance each year, and we seek to obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our future warranty and construction defect claims. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is limited and costly. We have responded to increases in insurance costs and coverage limitations by self-insuring our risk for certain years and by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. If costs to resolve our future warranty and construction defect claims exceed our estimates, our financial results and liquidity could be adversely affected.

A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.

Building and land development sites are inherently dangerous, and operating in this industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of homes we construct, health and safety performance is critical to the success of our business. Any failure in health and safety performance, including compliance with potential new workplace requirements related to the COVID-19 pandemic, may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly and could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.

We are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2021, we had $2.3 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

Further, existing and prospective regulatory and societal responses to climate change intended to reduce potential climate change impacts may increase the upfront costs of purchasing a home, costs to maintain the home and its systems, energy and utility costs and the cost to obtain homeowner and various hazard and flood insurance, or limit homeowners’ ability to obtain these insurance policies altogether. Although these items have had no material effect on our business, they could adversely affect our business in the future.

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

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on land development and home construction in certain areas. Such restrictions and requirements could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

Additionally, actual or perceived environmental, social, governance and other sustainability (ESG) matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

Our financial services operations are subject to extensive state and federal laws and regulations, which are administered by numerous agencies, including but not limited to the Consumer Financial Protection Bureau, Federal Housing Finance Agency, U.S. Department of Housing and Urban Development, FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae. These laws and regulations include many compliance requirements, including but not limited to licensing, consumer disclosures, fair lending and real estate settlement procedures. As a result, our operations are subject to regular, extensive examinations by the applicable agencies. Additional future regulations or changing rule interpretations and examinations by regulatory agencies may result in more stringent compliance standards and could adversely affect the results of our operations.

We operate in competitive industries, and competitive conditions could adversely affect our business or financial results.

The homebuilding, lot development and rental housing industries are highly competitive. We compete not only for homebuyers and renters, but also for desirable properties, raw materials, skilled labor and financing. We compete with local, regional and national companies in these industries, and also with existing home sales, foreclosures and rental properties. The competitive conditions in these industries can negatively affect our sales volumes, selling prices, leased occupancy levels, rental rates and incentive levels, reduce our profit margins, and cause the value of our inventory or other assets to be impaired. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in land development or in construction.

The competitors to our financial services businesses include other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, may operate with different lending criteria and/or may offer a broader or more attractive array of financing and other products and services to potential customers.

Our businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the homebuilding, lot development, financial services and rental housing industries and in the general economy. If we are unable to attract and retain key employees, managers or executives, our business could be adversely affected.

Risks Related to our Indebtedness

We have significant amounts of debt and may incur additional debt, which could affect our financial health and our ability to raise additional capital to fund our operations or potential acquisitions.

As of September 30, 2021, our consolidated debt was $5.4 billion, which consisted of $3.2 billion related to our homebuilding segment, $704.5 million related to our Forestar segment and $1.5 billion related to our financial services segment. The indentures governing our homebuilding senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indentures governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries.

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

Adverse publicity related to our company, industry, personnel, operations or business performance may cause damage to our corporate reputation or brands and may generate negative sentiment, potentially affecting the performance of our business or our stock price, regardless of its accuracy or inaccuracy. Our reputation could be adversely affected by actual or perceived failures or concerns related to ethics, compliance, product quality and safety, environmental matters, privacy, diversity and inclusion, human rights, compensation and benefits and corporate governance, among other things. Negative publicity can be disseminated rapidly through digital platforms, including social media, websites, blogs and newsletters. Customers and other interested parties value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction, and our success in preserving our brand image depends on our ability to recognize, respond to and effectively manage negative publicity in a rapidly changing environment. Adverse publicity or unfavorable commentary from any source could damage our reputation, reduce the demand for our homes or negatively impact the morale and performance of our employees, which could adversely affect our business.

Our business could be adversely affected by the loss of key personnel.

We rely on our key personnel to effectively operate and manage our businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our rental housing management team, our financial services management team, our corporate office management teams, our Forestar management team and our executive officers. These key personnel have significant experience and skills in the homebuilding, lot development, financial services and rental housing industries, as well as leadership and management abilities that are vital to our success. Our ability to attract and retain our key personnel may be impacted by matters involving reputation, culture, diversity and inclusion, compensation and benefits and our management of executive succession. We seek to retain our key personnel and to have succession plans in place to address the potential loss of key personnel. However, if our retention and succession planning efforts are unsuccessful or if we fail to attract suitable replacements, the loss of key personnel could adversely affect our business.

Our business could be negatively impacted as a result of actions by activist stockholders or others.

We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations and/or divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our ESG efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential homebuyers and business partners and may affect our relationships with current homebuyers, subcontractors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Information technology failures, data security breaches, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Our normal business activities involve collecting and storing information specific to our homebuyers, renters, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. A data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach could also lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

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

We provide employee awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and are increasing in sophistication, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and lot development operations own inventories of land, lots and homes, and our rental operations own rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.3 million square feet, and we lease approximately 530,000 square feet of office space under leases expiring through November 2026. These properties are located in our various operating markets to house our homebuilding, Forestar, financial services and rental operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling 93,600 acres, most of which has been owned for over 20 years. We use this land to conduct ranching and agricultural activities and to host company meetings and events.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “DHI.” As of November 11, 2021, the closing price of our common stock on the NYSE was $96.36, and there were approximately 284 holders of record.

In October 2021, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on December 15, 2021, to stockholders of record on December 6, 2021. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $1.0 billion common stock repurchase authorization, which was approved by our Board of Directors effective April 20, 2021, and which replaced our prior $1.0 billion common stock repurchase authorization. The authorization has no expiration date. During fiscal 2021, we purchased 10.4 million shares of our common stock for $874.0 million. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). At September 30, 2021, our remaining stock repurchase authorization was $546.2 million. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
July 1, 2021 - July 31, 2021	—	$—	—	$758.8
August 1, 2021 - August 31, 2021	760,204	93.68	760,204	687.6
September 1, 2021 - September 30, 2021	1,579,296	89.53	1,579,296	546.2
Total	2,339,500	$90.88	2,339,500	$546.2

During fiscal years 2021, 2020 and 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2021, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2016 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index
$300
$250
$200
$150
$100
$50
$—
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Sep-21
D.R. Horton, Inc.
S&P 500 Index
S&P 1500 Homebuilding Index

	September 30,
	2016	2017	2018	2019	2020	2021
D.R. Horton, Inc.	$100.00	$133.91	$143.01	$181.36	$263.45	$295.26
S&P 500 Index	100.00	118.61	139.85	145.80	167.89	218.26
S&P 1500 Homebuilding Index	100.00	138.42	130.92	175.80	234.15	262.95

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section generally discusses the results of operations for fiscal 2021 compared to 2020. For similar operating and financial data and discussion of our fiscal 2020 results compared to our fiscal 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on November 20, 2020.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A, “Risk Factors.”

Results of Operations — Overview

Fiscal 2021 Operating Results

In fiscal 2021, our number of homes closed and home sales revenues increased 25% and 35%, respectively, compared to the prior year, and our consolidated revenues increased 37% to $27.8 billion compared to $20.3 billion in the prior year. Our pre-tax income was $5.4 billion in fiscal 2021 compared to $3.0 billion in fiscal 2020, and our pre-tax operating margin was 19.3% compared to 14.7%. Net income was $4.2 billion in fiscal 2021 compared to $2.4 billion in fiscal 2020, and our diluted earnings per share was $11.41 compared to $6.41.

Cash provided by our homebuilding operations was $1.2 billion in fiscal 2021 compared to $1.9 billion in fiscal 2020. In fiscal 2021, our return on equity (ROE) was 31.6% compared to 22.1% in fiscal 2020, and our homebuilding return on inventory (ROI) was 37.9% compared to 24.6%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During March 2020, the impacts of the COVID-19 pandemic and the related widespread reductions in economic activity across the United States began to adversely affect our business. As economic activity resumed and restrictive orders relating to COVID-19 were eased, demand for our homes improved significantly during the remainder of fiscal 2020 and remained strong throughout fiscal 2021. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets. We are well-positioned for increased demand with our affordable product offerings, lot supply and housing inventory. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for new homes, have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen. We have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders in many of our communities in the near term to match our production levels.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 76% of the lots owned and controlled at September 30, 2021 compared to 70% at September 30, 2020. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to continue to increase the controlled portion of our lot pipeline.

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
•Continuing to seek opportunities to expand the portion of our land and finished lots controlled through purchase contracts with Forestar and other land developers.
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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2021, as compared to fiscal 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 35% to $26.6 billion compared to $19.6 billion.
•Homes closed increased 25% to 81,965 homes, and the average closing price of those homes was $323,300.
•Net sales orders increased 4% to 81,378 homes, and the value of net sales orders increased 18% to $27.7 billion.
•Sales order backlog decreased 2% to 26,221 homes, while the value of sales order backlog increased 16% to $9.5 billion.
•Home sales gross margin was 25.5% compared to 21.8%.
•Homebuilding SG&A expense was 7.3% of homebuilding revenues compared to 8.1%.
•Homebuilding pre-tax income was $4.8 billion compared to $2.7 billion.
•Homebuilding pre-tax income was 18.1% of homebuilding revenues compared to 13.6%.
•Homebuilding return on inventory was 37.9% compared to 24.6%.
•Net cash provided by homebuilding operations was $1.2 billion compared to $1.9 billion.
•Homebuilding cash and cash equivalents totaled $3.0 billion compared to $2.6 billion.
•Homebuilding inventories totaled $13.9 billion compared to $11.0 billion.
•Homes in inventory totaled 47,800 compared to 38,000.
•Owned lots totaled 127,800 compared to 112,600, and lots controlled through purchase contracts increased to 402,500 from 264,300.
•Homebuilding debt was $3.2 billion compared to $2.5 billion.
•Homebuilding debt to total capital was 17.8% compared to 17.5%, and net homebuilding debt to total capital was 1.7% compared to (0.3)%.

Forestar:
•Forestar’s revenues increased 42% to $1.3 billion compared to $931.8 million. Revenues in fiscal 2021 and 2020 included $1.2 billion and $887.4 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 53% to 15,915 compared to 10,373. Lots sold to D.R. Horton totaled 14,839 compared to 10,164.
•Forestar’s pre-tax income was $146.6 million, which included an $18.1 million loss on extinguishment of debt, compared to $78.1 million.
•Forestar’s pre-tax income was 11.1% of Forestar revenues compared to 8.4%.
•Forestar’s cash and cash equivalents totaled $153.6 million compared to $394.3 million.
•Forestar’s inventories totaled $1.9 billion compared to $1.3 billion.
•Forestar’s owned and controlled lots totaled 97,000 compared to 60,500. Of these lots, 39,200 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 30,400.
•Forestar’s debt was $704.5 million compared to $641.1 million.

•Forestar’s debt to total capital was 41.0% compared to 42.4%. Forestar’s net debt to total capital was 35.2% compared to 22.1%.

Financial Services:
•Financial services revenues increased 41% to $823.6 million compared to $584.9 million.
•Financial services pre-tax income increased 49% to $364.6 million compared to $245.2 million.
•Financial services pre-tax income was 44.3% of financial services revenues compared to 41.9%.

Consolidated Results:
•Consolidated pre-tax income increased 80% to $5.4 billion compared to $3.0 billion.
•Consolidated pre-tax income was 19.3% of consolidated revenues compared to 14.7%.
•Income tax expense was $1.2 billion compared to $602.5 million, and our effective tax rate was 21.8% compared to 20.2%.
•Net income attributable to D.R. Horton increased 76% to $4.2 billion compared to $2.4 billion.
•Diluted net income per common share attributable to D.R. Horton increased 78% to $11.41 compared to $6.41.
•Net cash provided by operations was $534.4 million compared to $1.4 billion.
•Stockholders’ equity was $14.9 billion compared to $11.8 billion.
•Book value per common share increased to $41.81 compared to $32.53.
•Debt to total capital was 26.7% compared to 26.6%, and net debt to total capital was 12.9% compared to 9.7%.

Results of Operations — Homebuilding

Due to the change in aggregation of our homebuilding operating segments into six new reportable segments during fiscal 2021, the following tables and related discussion of our homebuilding results include comparative information for the fiscal years ended September 30, 2021, 2020 and 2019.

Based on the new aggregation, our six reporting segments and the states in which we have homebuilding operations are as follows:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Jersey, Ohio, Pennsylvania and Virginia

Net Sales Orders (1)	Net Homes Sold
	Year Ended September 30,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Northwest	4,530	5,308	3,919	(15)%	35%
Southwest	9,456	10,214	7,382	(7)%	38%
South Central	23,631	21,511	14,942	10%	44%
Southeast	24,239	21,103	15,640	15%	35%
East	14,038	14,480	11,011	(3)%	32%
North	5,484	5,842	3,671	(6)%	59%
	81,378	78,458	56,565	4%	39%
	Value (In millions)
Northwest	$2,320.2	$2,342.3	$1,737.4	(1)%	35%
Southwest	4,179.3	3,838.8	2,909.8	9%	32%
South Central	6,992.9	5,555.2	3,821.5	26%	45%
Southeast	7,632.1	5,781.2	4,122.0	32%	40%
East	4,496.9	4,086.3	3,034.1	10%	35%
North	2,126.8	2,002.5	1,218.6	6%	64%
	$27,748.2	$23,606.3	$16,843.4	18%	40%
	Average Selling Price
Northwest	$512,200	$441,300	$443,300	16%	—%
Southwest	442,000	375,800	394,200	18%	(5)%
South Central	295,900	258,200	255,800	15%	1%
Southeast	314,900	274,000	263,600	15%	4%
East	320,300	282,200	275,600	14%	2%
North	387,800	342,800	332,000	13%	3%
	$341,000	$300,900	$297,800	13%	1%
_____________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders			Value (In millions)			Cancellation Rate (1)
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Northwest	583	760	540	$294.2	$334.1	$228.5	11%	13%	12%
Southwest	1,497	1,994	1,889	598.0	739.1	697.5	14%	16%	20%
South Central	5,301	5,432	4,184	1,510.2	1,413.2	1,064.2	18%	20%	22%
Southeast	5,356	5,882	4,323	1,585.1	1,604.1	1,128.1	18%	22%	22%
East	3,136	3,948	3,488	947.6	1,073.4	937.4	18%	21%	24%
North	986	1,150	864	354.6	365.0	279.4	15%	16%	19%
	16,859	19,166	15,288	$5,289.7	$5,528.9	$4,335.1	17%	20%	21%

_____________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

2021 versus 2020

The number of net sales orders increased 4% during 2021 compared to 2020, and the value of net sales orders increased 18% to $27.7 billion (81,378 homes) in 2021 from $23.6 billion (78,458 homes) in 2020. The average selling price of net sales orders during fiscal 2021 was $341,000, up 13% from the prior year.

During fiscal 2021, demand for homes remained strong. However, multiple disruptions in the supply chain, combined with the improvement in economic conditions and strong demand for new homes, have resulted in shortages in certain building materials and tightness in the labor market, which has caused our construction cycle to lengthen. As a result, during the second half of fiscal 2021, we slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders in many of our communities in the near term to match our production levels. Although these challenges may persist for some time, we expect to ultimately increase our production capacity and close more homes in fiscal 2022 than we closed in fiscal 2021.

In regions with an increase in sales volume, the markets contributing most to the increases were the San Antonio and Dallas markets in the South Central and the Florida markets (particularly Tampa) in the Southeast. In regions with a decrease in sales volume, the markets having the most effect were as follows: the Seattle and Portland markets in the Northwest; the Phoenix market in the Southwest; the Charlotte and Atlanta markets in the East; and the Minneapolis market in the North.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 17% in 2021 compared to 20% in 2020.

2020 versus 2019

The number of net sales orders increased 39% during 2020 compared to 2019, with significant increases in all of our regions. The value of net sales orders increased 40% to $23.6 billion (78,458 homes) in 2020 from $16.8 billion (56,565 homes) in 2019. The average selling price of net sales orders during 2020 was $300,900, up 1% from the prior year.

The markets contributing most to the increases in sales volumes in our regions were as follows: the Denver and Portland markets in the Northwest; the Phoenix and California markets in the Southwest; the Houston and Dallas markets in the South Central; the Florida markets (particularly Tampa) in the Southeast; the Carolina markets (particularly Myrtle Beach and Charlotte) in the East; and the Minneapolis, Delaware and Indiana markets in the North.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% in 2020 compared to 21% in 2019.

Sales Order Backlog	Homes in Backlog
	As of September 30,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Northwest	954	1,544	694	(38)%	122%
Southwest	3,438	3,742	1,673	(8)%	124%
South Central	8,733	7,213	3,667	21%	97%
Southeast	7,319	6,922	3,740	6%	85%
East	4,217	4,857	2,643	(13)%	84%
North	1,560	2,405	1,196	(35)%	101%
	26,221	26,683	13,613	(2)%	96%
	Value (In millions)
Northwest	$497.7	$693.1	$301.6	(28)%	130%
Southwest	1,495.9	1,341.3	675.6	12%	99%
South Central	2,825.4	1,904.9	964.2	48%	98%
Southeast	2,534.7	1,968.6	1,051.3	29%	87%
East	1,469.4	1,426.4	748.6	3%	91%
North	640.0	851.3	398.8	(25)%	113%
	$9,463.1	$8,185.6	$4,140.1	16%	98%
	Average Selling Price
Northwest	$521,700	$448,900	$434,600	16%	3%
Southwest	435,100	358,400	403,800	21%	(11)%
South Central	323,500	264,100	262,900	22%	—%
Southeast	346,300	284,400	281,100	22%	1%
East	348,400	293,700	283,200	19%	4%
North	410,300	354,000	333,400	16%	6%
	$360,900	$306,800	$304,100	18%	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

Home Closings and Revenue	Homes Closed
	Year Ended September 30,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Northwest	5,120	4,458	3,878	15%	15%
Southwest	9,760	8,145	7,578	20%	7%
South Central	22,236	17,965	15,428	24%	16%
Southeast	23,842	17,921	15,411	33%	16%
East	14,678	12,266	11,086	20%	11%
North	6,329	4,633	3,594	37%	29%
	81,965	65,388	56,975	25%	15%
	Home Sales Revenue (In millions)
Northwest	$2,515.6	$1,950.8	$1,718.3	29%	14%
Southwest	4,024.7	3,173.1	2,999.7	27%	6%
South Central	6,104.2	4,614.6	3,932.9	32%	17%
Southeast	7,066.1	4,863.8	4,009.9	45%	21%
East	4,453.9	3,408.5	3,075.9	31%	11%
North	2,338.1	1,550.0	1,188.3	51%	30%
	$26,502.6	$19,560.8	$16,925.0	35%	16%
	Average Selling Price
Northwest	$491,300	$437,600	$443,100	12%	(1)%
Southwest	412,400	389,600	395,800	6%	(2)%
South Central	274,500	256,900	254,900	7%	1%
Southeast	296,400	271,400	260,200	9%	4%
East	303,400	277,900	277,500	9%	—%
North	369,400	334,600	330,600	10%	1%
	$323,300	$299,100	$297,100	8%	1%

Home Sales Revenue

2021 versus 2020

Revenues from home sales increased 35% to $26.5 billion (81,965 homes closed) in 2021 from $19.6 billion (65,388 homes closed) in 2020. Home sales revenues increased in all of our regions due to an increase in the number of homes closed and to a lesser extent, an increase in average selling prices.

The number of homes closed in 2021 increased 25% from 2020. The markets contributing most to the increased closing volumes in our regions were as follows: the Denver and Salt Lake City markets in the Northwest; the Phoenix and California markets in the Southwest; the Houston and Dallas markets in the South Central; the Florida markets (particularly Tampa) in the Southeast; the Carolina markets (particularly Myrtle Beach) in the East; and the Indiana and Delaware markets in the North.

2020 versus 2019

Revenues from home sales increased 16% to $19.6 billion (65,388 homes closed) in 2020 from $16.9 billion (56,975 homes closed) in 2019. Home sales revenues increased in all of our regions primarily due to an increase in the number of homes closed.

The number of homes closed in 2020 increased 15% from 2019. The markets contributing most to the increase in closing volumes in our regions were as follows: the Denver and Portland markets in the Northwest; the California markets in the Southwest; the Houston, Dallas and San Antonio markets in the South Central; the Florida markets (particularly Tampa) in the Southeast; the Carolina markets (particularly Myrtle Beach and Charlotte) in the East; and the Delaware, Indiana and Iowa markets in the North.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2021	2020	2019
Gross profit — home sales	25.5%	21.8%	20.2%
Gross profit — land/lot sales and other	25.1%	27.8%	18.3%
Inventory and land option charges	(0.1)%	(0.1)%	(0.3)%
Gross profit — total homebuilding	25.4%	21.7%	19.9%
Selling, general and administrative expense	7.3%	8.1%	8.7%
Other (income) expense	—%	(0.1)%	(0.1)%
Homebuilding pre-tax income	18.1%	13.6%	11.2%

Home Sales Gross Profit

2021 versus 2020

Gross profit from home sales increased to $6.9 billion in 2021 from $4.3 billion in 2020 and increased 370 basis points to 25.5% as a percentage of home sales revenues. The percentage increase resulted from improvements of 340 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, 20 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels, we would expect our gross profit margins to also decline.

2020 versus 2019

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

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $75.0 million, $80.7 million and $91.9 million in fiscal 2021, 2020 and 2019, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2021, our homebuilding operations had $25.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of September 30, 2021, we determined that no communities were impaired, and no impairment charges were recorded during the three months ended September 30, 2021. There were $5.6 million of homebuilding impairment charges recorded during fiscal 2021 compared to $1.7 million and $24.9 million of impairment charges recorded in fiscal 2020 and 2019, respectively.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period, we may be required to evaluate additional communities for potential impairment. These evaluations could result in additional impairment charges, which could be significant.

During fiscal 2021, 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $19.3 million, $21.2 million and $28.3 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities was $1.9 billion, $1.6 billion and $1.5 billion in fiscal 2021, 2020 and 2019, respectively, an increase of 22% in 2021 and 8% in 2020 from the respective prior years. SG&A expense as a percentage of homebuilding revenues was 7.3%, 8.1% and 8.7% in fiscal 2021, 2020 and 2019, respectively.

Employee compensation and related costs were $1.6 billion, $1.2 billion and $1.1 billion in fiscal 2021, 2020 and 2019, respectively, representing 81%, 75% and 72% of SG&A costs in those years. These costs increased 31% in 2021 and 13% in 2020. Our homebuilding operations employed 8,429, 7,281 and 6,810 people at September 30, 2021, 2020 and 2019, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $93.6 million, $93.0 million and $104.7 million in fiscal 2021, 2020 and 2019, respectively. Interest charged to cost of sales was 0.7%, 0.8% and 0.9% of total cost of sales (excluding inventory and land option charges) in those years.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $10.3 million, $11.7 million and $9.5 million in fiscal 2021, 2020 and 2019, respectively. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2020, we acquired the homebuilding operations of Braselton Homes in Corpus Christi, Texas for approximately $23.0 million in cash. The assets acquired included approximately 90 homes in inventory, 95 lots and control of approximately 840 additional lots through purchase contracts. We also acquired a sales order backlog of approximately 125 homes.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	Homebuilding Revenues			Homebuilding Pre-tax Income (1)			Pre-tax Income as a Percentage of Homebuilding Revenues
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	(In millions)
Northwest	$2,516.6	$1,953.4	$1,721.5	$510.8	$264.5	$222.9	20.3%	13.5%	12.9%
Southwest	4,071.0	3,230.3	3,050.8	653.1	366.1	284.5	16.0%	11.3%	9.3%
South Central	6,111.2	4,625.9	3,944.0	1,150.2	714.9	527.6	18.8%	15.5%	13.4%
Southeast	7,079.6	4,871.5	4,023.5	1,371.9	709.5	477.8	19.4%	14.6%	11.9%
East	4,459.0	3,410.1	3,081.2	795.1	484.3	361.9	17.8%	14.2%	11.7%
North	2,340.2	1,550.3	1,195.9	331.7	126.2	36.0	14.2%	8.1%	3.0%
	$26,577.6	$19,641.5	$17,016.9	$4,812.8	$2,665.5	$1,910.7	18.1%	13.6%	11.2%
________
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

2021 versus 2020

Northwest Region — Homebuilding revenues increased 29% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the number of homes closed in our Denver, Salt Lake City and Seattle markets as well as an increase in the average selling price. The region generated pre-tax income of $510.8 million in 2021 compared to $264.5 million in 2020. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 620 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 26% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the number of homes closed in our California and Phoenix markets. The region generated pre-tax income of $653.1 million in 2021 compared to $366.1 million in 2020. Home sales gross profit percentage increased by 380 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 32% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the number of homes closed in our Houston, Dallas and Austin markets. The region generated pre-tax income of $1.2 billion in 2021 compared to $714.9 million in 2020. Home sales gross profit percentage increased by 260 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 45% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $1.4 billion in 2021 compared to $709.5 million in 2020. Home sales gross profit percentage increased by 390 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 31% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $795.1 million in 2021 compared to $484.3 million in 2020. Home sales gross profit percentage increased by 290 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

North Region — Homebuilding revenues increased 51% in fiscal 2021 compared to fiscal 2020, primarily due to increases in the number of homes closed in our Indianapolis and Delaware markets. The region generated pre-tax income of $331.7 million in 2021 compared to $126.2 million in 2020. Home sales gross profit percentage increased by 490 basis points in 2021 compared to 2020, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 110 basis points in 2021 compared to 2020, primarily due to the increase in homebuilding revenues.

2020 versus 2019

Northwest Region — Homebuilding revenues increased 13% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our Denver and Portland markets. The region generated pre-tax income of $264.5 million in 2020 compared to $222.9 million in 2019. Home sales gross profit percentage decreased by 20 basis points in 2020 compared to 2019, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 6% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in most of our markets. The region generated pre-tax income of $366.1 million in 2020 compared to $284.5 million in 2019. Home sales gross profit percentage increased by 60 basis points in 2020 compared to 2019, primarily due to the average cost of homes closed decreasing by more than the average selling price. The region also benefited from lower inventory and land option charges, which were $3.5 million in 2020 compared to $18.6 million in 2019. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 17% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our Houston, Dallas and San Antonio markets. The region generated pre-tax income of $714.9 million in 2020 compared to $527.6 million in 2019. Home sales gross profit percentage increased by 140 basis points in 2020 compared to 2019, primarily due to an increase in the average selling price of homes closed while the average cost of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 21% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in all of our markets. The region generated pre-tax income of $709.5 million in 2020 compared to $477.8 million in 2019. Home sales gross profit percentage increased by 210 basis points in 2020 compared to 2019, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 11% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the average selling price of homes closed in our Myrtle Beach, Knoxville and Charlotte markets. The region generated pre-tax income of $484.3 million in 2020 compared to $361.9 million in 2019. Home sales gross profit percentage increased by 210 basis points in 2020 compared to 2019, primarily due to an increase in the average selling price of homes closed while the average cost of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

North Region — Homebuilding revenues increased 30% in fiscal 2020 compared to fiscal 2019, primarily due to increases in the number of homes closed in our Delaware, Iowa, Indianapolis and New Jersey markets. The region generated pre-tax income of $126.2 million in 2020 compared to $36.0 million in 2019. Home sales gross profit percentage increased by 380 basis points in 2020 compared to 2019, primarily due to an increase in the average selling price of homes closed while the average cost of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses decreased by 130 basis points in 2020 compared to 2019, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at September 30, 2021 and 2020 are summarized as follows:

	September 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$609.6	$685.4	$—	$12.5	$1,307.5
Southwest	1,113.5	1,315.8	6.9	9.4	2,445.6
South Central	1,977.4	1,501.5	0.4	—	3,479.3
Southeast	2,002.4	1,160.1	16.1	—	3,178.6
East	1,124.6	792.3	1.3	1.4	1,919.6
North	901.4	460.4	5.3	1.8	1,368.9
Corporate and unallocated (1)	119.1	88.5	0.4	0.3	208.3
	$7,848.0	$6,004.0	$30.4	$25.4	$13,907.8

	September 30, 2020
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$573.3	$410.8	$—	$0.5	$984.6
Southwest	973.7	1,063.5	7.3	18.8	2,063.3
South Central	1,434.6	1,141.7	0.3	1.0	2,577.6
Southeast	1,445.9	1,170.7	31.7	0.6	2,648.9
East	917.5	615.6	0.9	6.2	1,540.2
North	570.6	398.5	7.0	0.8	976.9
Corporate and unallocated (1)	121.9	100.6	0.6	0.4	223.5
	$6,037.5	$4,901.4	$47.8	$28.3	$11,015.0
_____________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2021 and 2020 are summarized as follows:

	September 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	9,000	31,400	40,400	2,600
Southwest	22,800	34,300	57,100	5,500
South Central	42,800	79,000	121,800	14,000
Southeast	26,700	125,500	152,200	13,600
East	17,300	83,100	100,400	7,300
North	9,200	49,200	58,400	4,800
	127,800	402,500	530,300	47,800
	24%	76%	100%

	September 30, 2020
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	5,000	21,300	26,300	2,500
Southwest	21,300	19,800	41,100	4,500
South Central	35,400	57,400	92,800	11,300
Southeast	29,100	84,700	113,800	10,200
East	12,200	54,800	67,000	6,400
North	9,600	26,300	35,900	3,100
	112,600	264,300	376,900	38,000
	30%	70%	100%
________________________
(1)Land/lots owned included approximately 30,800 and 33,800 owned lots that are fully developed and ready for home construction at September 30, 2021 and 2020, respectively. Land/lots owned also included land held for development representing 1,300 and 1,600 lots at September 30, 2021 and 2020, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2021 and 2020 was $15.5 billion and $9.9 billion, respectively, secured by earnest money deposits of $1.1 billion and $653.4 million, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2021 and 2020 included $1.6 billion and $1.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $151.0 million and $98.2 million, respectively, of earnest money.
(3)Lots controlled at September 30, 2021 included approximately 39,200 lots owned or controlled by Forestar, 21,000 of which our homebuilding divisions have under contract to purchase and 18,200 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 17,800 lots were in our Southeast region, 6,500 lots were in our East region, 5,400 lots were in our Southwest region, 4,600 lots were in our South Central region, 3,400 lots were in our North region and 1,500 lots were in our Northwest region. Lots controlled at September 30, 2020 included approximately 30,400 lots owned or controlled by Forestar, 14,000 of which our homebuilding divisions had under contract to purchase and 16,400 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 21,700 and 14,900 of our homes in inventory were unsold at September 30, 2021 and 2020, respectively. At September 30, 2021, approximately 900 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. At September 30, 2020, approximately 1,900 of our unsold homes were completed, of which approximately 300 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both September 30, 2021 and 2020.

Results of Operations — Forestar

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at September 30, 2021, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 56 markets across 23 states as of September 30, 2021. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
	2021	2020
	(In millions)
Residential lot sales	$1,293.1	$880.3
Tract sales and other	32.7	51.5
Total revenues	1,325.8	931.8
Cost of sales	1,096.6	813.7
Selling, general and administrative expense	68.4	45.7
Gain on sale of assets	(2.5)	(0.1)
Loss on extinguishment of debt	18.1	—
Other (income) expense	(1.4)	(5.6)
Income before income taxes	$146.6	$78.1

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During fiscal 2021 and 2020, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Year Ended September 30,
	2021	2020
	($ in millions)
Total residential single-family lots sold	15,915	10,373
Residential single-family lots sold to D.R. Horton	14,839	10,164
Residential lot sales revenues from sales to D.R. Horton	$1,206.5	$861.8
Tract acres sold to D.R. Horton	85	143
Tract sales revenues from sales to D.R. Horton	$25.9	$25.6

SG&A expense for fiscal 2021 and 2020 included charges of $4.0 million and $5.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Loss on extinguishment of debt of $18.1 million in fiscal 2021 was due to Forestar’s redemption of its $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

At September 30, 2021, Forestar owned directly or controlled through land and lot purchase contracts 97,000 residential lots, of which approximately 5,300 are fully developed. Approximately 39,200 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton. Approximately 800 of these lots are under contract to sell to other builders.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2021 and 2020.

	Year Ended September 30,
	2021	2020	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	54,694	44,600	23%
Number of homes closed by D.R. Horton	81,965	65,388	25%
Percentage of D.R. Horton homes financed by DHI Mortgage	67%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	54,767	44,738	22%
Total number of loans originated or brokered by DHI Mortgage	56,054	46,010	22%
Captive business percentage	98%	97%
Loans sold by DHI Mortgage to third parties	54,977	44,423	24%

	Year Ended September 30,
	2021	2020	% Change
	(In millions)
Loan origination and other fees	$48.1	$39.5	22%
Gains on sale of mortgage loans and mortgage servicing rights	619.1	437.2	42%
Servicing income	3.6	—	—%
Total mortgage operations revenues	670.8	476.7	41%
Title policy premiums	152.8	108.2	41%
Total revenues	823.6	584.9	41%
General and administrative expense	488.3	364.7	34%
Other (income) expense	(29.3)	(25.0)	17%
Financial services pre-tax income	$364.6	$245.2	49%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2021	2020
General and administrative expense	59.3%	62.4%
Other (income) expense	(3.6)%	(4.3)%
Financial services pre-tax income	44.3%	41.9%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2021, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 23% from the prior year due to a 25% increase in the number of homes closed by our homebuilding operations.

Homes closed by our homebuilding operations constituted 98% and 97% of DHI Mortgage loan originations in fiscal 2021 and 2020, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 24% in fiscal 2021 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2021 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2021, approximately 52% of our mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae, and 41% were sold to two other major financial entities. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 41% to $670.8 million in fiscal 2021 from $476.7 million in fiscal 2020, primarily due to a 22% increase in loan originations and higher net gains achieved on the sale of loan originations in the secondary market. Revenues from our title operations increased 41% to $152.8 million in fiscal 2021 from $108.2 million in fiscal 2020, primarily due to a 30% increase in escrow closings.

General and administrative (G&A) expense related to our financial services operations increased 34% to $488.3 million in fiscal 2021 from $364.7 million in the prior year. The increase was primarily due to an increase in employee related costs to support a higher volume of transactions. Our financial services operations employed 2,891 and 2,163 people at September 30, 2021 and 2020, respectively.

As a percentage of financial services revenues, G&A expense was 59.3% in fiscal 2021 compared to 62.4% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increase from a higher volume of mortgage originations and escrow closings and better leverage of our G&A expenses, pre-tax income from our financial services operations increased 49% to $364.6 million in fiscal 2021 from $245.2 million in fiscal 2020.

Results of Operations — Rental

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease, own and ultimately sell the residential properties. We primarily focus on constructing garden style multi-family rental communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. The single-family rental operations construct single-family rental homes with the intent to later market the community for a bulk sale of homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the fiscal years ended September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
	2021	2020
	(In millions)
Revenues
Single-family rental	$75.9	$—
Multi-family rental	191.9	128.5
Total revenues	267.8	128.5
Cost of sales
Single-family rental	42.4	—
Multi-family rental	119.1	69.0
Total cost of sales	161.5	69.0
Selling, general and administrative expense	44.6	27.8
Other (income) expense	(24.8)	(8.1)
Income before income taxes	$86.5	$39.8

During fiscal 2021, we sold three multi-family rental properties for $191.9 million (960 total units) compared to two properties (540 total units) in fiscal 2020 for $128.5 million. During fiscal 2021, we sold three single-family rental properties (260 total homes) for $75.9 million. There were no bulk sales of single-family rental properties in fiscal 2020.

At September 30, 2021, our rental property inventory of $840.9 million included $425.1 million of assets related to our multi-family rental operations and $415.8 million of assets related to our single-family rental operations. At September 30, 2021, we had 15 multi-family rental properties under active construction and one community that was substantially complete and in the lease-up phase. These 16 communities represent 4,690 multi-family units, including 4,340 units under active construction and 350 completed units. At September 30, 2021, our single-family rental properties (55 total communities) included 2,650 homes and finished lots, of which 865 homes were completed.

At September 30, 2020, our rental property inventory of $316.0 million included $229.9 million of assets related to our multi-family rental operations and $86.1 million of assets related to our single-family rental operations. At September 30, 2020, we had five multi-family rental properties under active construction and one community that was substantially complete and in the lease-up phase. These six communities represent 1,730 multi-family units, including 1,430 units under active construction and 300 completed units. At September 30, 2020, our single-family rental properties (10 total communities) included 740 homes and finished lots, of which 440 homes were completed.

Results of Operations — Other Businesses

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own non-residential real estate including ranch land and improvements and own and operate energy related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $32.7 million in fiscal 2021 compared to $14.8 million in fiscal 2020.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $5.4 billion in fiscal 2021 compared to $3.0 billion in fiscal 2020. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased home closings and an increase in home sales gross margin. In fiscal 2021, our homebuilding, financial services, Forestar and rental businesses generated pre-tax income of $4.8 billion, $364.6 million, $146.6 million and $86.5 million, respectively, compared to $2.7 billion, $245.2 million, $78.1 million and $39.8 million, respectively, in fiscal 2020.

Income Taxes

Our income tax expense was $1.2 billion and $602.5 million in fiscal 2021 and 2020, respectively, and our effective tax rate was 21.8% and 20.2% in those years. The effective tax rates in fiscal 2021 and 2020 include an expense for state income taxes, tax benefits related to stock-based compensation and a reduction of 2.2% and 3.1%, respectively, for tax benefits related to the federal energy efficient homes tax credit. Our effective tax rate for fiscal 2020 also includes a reduction of 0.4% for a tax benefit related to the release of a valuation allowance against our state deferred tax assets.

Our deferred tax assets, net of deferred tax liabilities, were $159.5 million at September 30, 2021 compared to $152.4 million at September 30, 2020. We have a valuation allowance of $4.2 million and $7.5 million at September 30, 2021 and 2020, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

D.R. Horton has $10.3 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $2.9 million of the tax benefits expire over the next ten years and the remaining $7.4 million expire from fiscal years 2032 to 2041. Forestar has $1.4 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in our financial statements. Our unrecognized tax benefits totaled $2.9 million and $8.9 million at September 30, 2021 and 2020, respectively.

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2018 through 2021. A federal refund claim related to the retroactive extension of energy efficient homes tax credits for fiscal year 2018 is currently under audit by the Internal Revenue Service. D.R. Horton is under audit by various states, however, we are not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s major tax jurisdictions remains open for examination for tax years 2016 through 2021. Forestar is not currently under audit for federal or state income taxes.

Capital Resources and Liquidity

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions.

During fiscal 2021 and currently, we have and continue to increase our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations and grow our revenues and profitability, as well as consider opportunistic strategic investments as they may arise. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. In the last two fiscal years, we have maintained higher homebuilding cash balances than in prior years to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At September 30, 2021, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 26.7% compared to 26.6% at September 30, 2020. Our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.8% compared to 17.5% at September 30, 2020. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain significantly lower than 30% throughout fiscal 2022. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

As of September 30, 2021, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.4 billion, with $1.9 billion payable within 12 months. Future interest payments associated with the notes total $451.4 million, with $156.4 million payable within 12 months.

At September 30, 2021, we had outstanding letters of credit of $247.4 million and surety bonds of $2.3 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities. At September 30, 2021, $359.9 million remained available under Forestar’s shelf registration statement, of which $65.6 million was reserved for sales under its at-the-market equity offering program. In October 2021, after the expiration of Forestar’s existing registration statement and at-the-market equity offering program, a new shelf registration statement became effective, registering $750 million of equity securities. Forestar anticipates entering into a new at-the-market equity offering program under this new registration statement. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2021, cash and cash equivalents of our homebuilding segment totaled $3.0 billion.

Bank Credit Facilities — In April 2021, our senior unsecured homebuilding revolving credit facility was amended to increase its capacity to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 20, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2021, there were no borrowings outstanding and $187.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

Our $375 million 364-day senior unsecured homebuilding revolving credit facility was not renewed upon its maturity in May 2021.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2021, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $3.15 billion principal amount of homebuilding senior notes outstanding as of September 30, 2021 that mature from September 2022 through October 2027. In October 2020, we issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, we repaid $400 million principal amount of our 2.55% senior notes at maturity. In August 2021, we issued $600 million principal amount of 1.3% senior notes due October 15, 2026, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.5%. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2021, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. During fiscal 2021, we repurchased 10.4 million shares of our common stock for $874.0 million. At September 30, 2021, the full amount of the debt repurchase authorization was remaining, and $546.2 million of the stock repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At September 30, 2021, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 41.0% compared to 42.4% at September 30, 2020. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 35.2% compared to 22.1% at September 30, 2020.

Cash and Cash Equivalents — At September 30, 2021, Forestar had cash and cash equivalents of $153.6 million.

Bank Credit Facility — In April 2021, Forestar’s senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility totaled $58.0 million each during fiscal 2021. At September 30, 2021, there were no borrowings outstanding and $60.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.7 million.

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

Unsecured Debt — As of September 30, 2021, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes issued in April 2021 that mature May 15, 2026 with interest payable semiannually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem Forestar’s $350 million principal amount of 8.0% senior notes due 2024 in May 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. Forestar recognized an $18.1 million loss on extinguishment of debt upon redemption of the notes. Forestar also has $300 million principal amount of 5.0% senior notes that mature March 1, 2028. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%. Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At September 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at September 30, 2021, and the authorization has no expiration date.

Issuance of Common Stock — During fiscal 2021, Forestar issued 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $33.4 million, net of commissions and other issuance costs. At September 30, 2021, $359.9 million remained available for issuance under Forestar’s shelf registration statement, of which $65.6 million was reserved for sales under its at-the-market equity offering program. In October 2021, after the expiration of Forestar’s existing registration statement and at-the-market equity offering program, a new shelf registration statement became effective, registering $750 million of equity securities. Forestar anticipates entering into a new at-the-market equity offering program under this new registration statement.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2021, cash and cash equivalents of our financial services operations totaled $79.0 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.4 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2021 was $1.8 billion, and its maturity date is February 18, 2022.

As of September 30, 2021, $1.9 billion of mortgage loans held for sale with a collateral value of $1.9 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $362.4 million, DHI Mortgage had an obligation of $1.5 billion outstanding under the mortgage repurchase facility at September 30, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

Cash and Cash Equivalents — At September 30, 2021, cash and cash equivalents of our rental operations segment totaled $16.8 million. During fiscal 2021, we substantially increased the investment in our rental operations. The inventory in our rental segment totaled $840.9 million at September 30, 2021 compared to $316.0 million at September 30, 2020. To date, we have funded our rental operations with capital from our homebuilding operations. Our rental operations had no debt outstanding at September 30, 2021; however, we are currently exploring debt financing with our banks to fund a portion of the expected future growth. Over the longer term, as our rental operations continue to grow, we plan to evaluate additional capital sources to fund future growth opportunities.

Operating Cash Flow Activities

In fiscal 2021, net cash provided by operating activities was $534.4 million compared to $1.4 billion in fiscal 2020. Cash provided by operating activities in the current year consisted of $1.2 billion of cash provided by our homebuilding segment, which was partially offset by cash used in our Forestar, financial services and rental segments. The most significant source of cash provided by operating activities in both periods was net income.

Cash used to increase construction in progress and finished home inventory was $1.7 billion in fiscal 2021 compared to $739.1 million in fiscal 2020. In both years, the expenditures were made to increase our homes in inventory in response to the strength of homebuyer demand. Cash used to increase residential land and lots was $1.7 billion in fiscal 2021 compared to $324.4 million in fiscal 2020. Of these amounts, $585.6 million and $281.5 million, respectively, related to Forestar.

During the six months ended September 30, 2021, we increased our single-family and multi-family rental properties by $303.6 million, which is reflected as cash used in operating activities. Prior to the change in presentation of rental operations, as discussed in Note A to the accompanying financial statements, cash activities related to rental properties were presented as investing activities. During the six month period ended March 31, 2021 and in fiscal 2020, expenditures related to rental properties were $173.9 million and $190.3 million, respectively, and are reflected as cash used in investing activities.

Investing Cash Flow Activities

In fiscal 2021, net cash used in investing activities was $252.2 million compared to $166.1 million in fiscal 2020. In fiscal 2021, uses of cash included expenditures related to our rental operations totaling $173.9 million, purchases of property and equipment totaling $93.5 million and the acquisition of the homebuilding operations of Braselton Homes for $23.0 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million in the first quarter of fiscal 2021. In fiscal 2020, uses of cash included expenditures related to our rental operations totaling $190.3 million and purchases of property and equipment totaling $96.5 million, partially offset by proceeds from the sale of assets, primarily consisting of $128.5 million related to the sale of two multi-family rental properties.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2021, net cash used in financing activities was $85.1 million, consisting primarily of repayment of $400 million principal amount of our 2.55% homebuilding senior notes at maturity, Forestar’s early redemption of its $350 million principal amount of 8.0% senior notes, cash used to repurchase shares of our common stock of $848.4 million and payment of cash dividends totaling $289.3 million. These uses of cash were partially offset by note proceeds from our issuance of $500 million principal amount of 1.4% homebuilding senior notes and $600 million principal amount of 1.3% homebuilding senior notes, Forestar’s issuance of $400 million principal amount of 3.85% senior notes and net advances of $362.0 million on our mortgage repurchase facility.

In fiscal 2020, net cash provided by financing activities was $270.6 million, consisting primarily of note proceeds of $1.1 billion from draws on our homebuilding revolving credit facility, our issuance of $500 million principal amount of 2.5% homebuilding senior notes, our issuance of $500 million principal amount of 2.6% homebuilding senior notes, Forestar’s issuance of $300 million principal amount of 5.0% senior notes and net advances of $243.7 million on our mortgage repurchase facility. Note proceeds were partially offset by repayment of amounts drawn on our homebuilding revolving credit facility totaling $1.1 billion, repayment of $500 million principal amount of our 4.0% homebuilding senior notes at maturity, Forestar’s repayment of $118.9 million principal amount of its 3.75% convertible senior notes at maturity, cash used to repurchase shares of our common stock of $360.4 million and payment of cash dividends totaling $256.0 million.

Our Board of Directors approved and paid quarterly cash dividends of $0.20 per common share in fiscal 2021 and $0.175 per common share in fiscal 2020. In October 2021, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on December 15, 2021, to stockholders of record on December 6, 2021. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

Supplemental Guarantor Financial Information

As of September 30, 2021, D.R. Horton, Inc. had $3.15 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2021
(In millions)
Assets
Cash	$2,893.3
Inventories	14,203.2
Amount due from Non-Guarantor Subsidiaries	592.4
Total assets	19,724.9
Liabilities & Stockholders’ Equity
Notes payable	$3,214.0
Total liabilities	6,157.4
Stockholders’ equity	13,567.5

Summarized Statement of Operations Data	Year Ended September 30, 2021
(In millions)
Revenues	$26,566.8
Cost of sales	19,824.1
Selling, general and administrative expense	1,889.4
Income before income taxes	4,825.6
Net income	3,786.5

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes and generate greater revenues and pre-tax income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in the working capital requirements for our homebuilding, lot development, financial services and rental operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•the cyclical nature of the homebuilding, lot development and rental housing industries and changes in economic, real estate or other conditions;
•constriction of the credit and public capital markets, which could limit our ability to access capital and increase our costs of capital;
•reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;
•the risks associated with our land, lot and rental inventory;
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
•the effects of weather conditions and natural disasters on our business and financial results;
•home warranty and construction defect claims;
•the effects of health and safety incidents;
•reductions in the availability of performance bonds;
•increases in the costs of owning a home;
•the effects of governmental regulations and environmental matters on our homebuilding and land development operations;
•the effects of governmental regulations on our financial services operations;
•competitive conditions within the industries in which we operate;
•our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;
•the effects of negative publicity;
•the effects of the loss of key personnel;
•actions by activist stockholders; and
•information technology failures, data security breaches and our ability to satisfy privacy and data protection laws and regulations.

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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2021 and 2020, and for the years ended September 30, 2021, 2020 and 2019. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. Generally Accepted Accounting Principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

We believe the following critical accounting policies describe the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Forestar’s land and lot sales revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to a third-party buyer. Forestar’s revenues from land and lot sales to D.R. Horton are eliminated in the consolidated financial statements.

We rarely purchase unimproved land for resale, but periodically may elect to sell parcels of land that no longer fit into our strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

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

Mortgage loans are sold with limited recourse provisions, which can result in repurchases of loans previously sold to investors or payments to reimburse investors for loan losses. Based on historical experience, analysis of the volume of mortgages we originated, discussions with our mortgage purchasers and current housing and credit market conditions, we estimate and record a loss reserve for mortgage loans held in portfolio and mortgage loans held for sale, as well as known and projected mortgage loan repurchase requests.

Inventories and Cost of Sales — Inventory includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and construction. Costs that we incur after projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of sales personnel, division and region management, and the costs of advertising and builder’s risk insurance are charged to SG&A expense as incurred.

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

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment. We generally review our inventory for impairment indicators at the community level, and the inventory within each community is categorized as land held for development, residential land and lots developed and under development, land held for sale, rental properties and construction in progress and finished homes, based on the stage of production or plans for future development or sale. A particular community often includes inventory in more than one category. In certain situations, inventory may be analyzed separately for impairment purposes based on its product type or future plans. In reviewing each of our communities, we determine if impairment indicators exist on inventory held and used by analyzing a variety of factors including, but not limited to, the following:
•gross margins on homes closed in recent months;
•projected gross margins on homes sold but not closed;
•projected gross margins based on community budgets;
•projected gross margins of rental property sales;
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

For those assets deemed to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Our determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. When an impairment charge for a community is determined, the charge is then allocated to each lot in the community in the same manner as land and development costs are allocated to each lot. Impairment charges are also recorded on finished homes in substantially completed communities and completed rental properties when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes.

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

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate and is adjusted to reflect qualitative risks associated with the types of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual. For additional information regarding our warranty liability, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 99% of these reserves related to construction defect matters at both September 30, 2021 and 2020.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2021 and 2020, we had reserves for approximately 380 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2021, we were notified of approximately 235 new construction defect claims and resolved 115 construction defect claims for a total cost of $16.5 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

We estimate and record receivables under the applicable insurance policies related to our estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, we anticipate we will largely be self-insured. Additionally, we may have the ability to recover a portion of our losses from our subcontractors and their insurance carriers when we have been named as an additional insured on their insurance policies.

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $101.7 million in our reserves and a $50.9 million increase in our receivable, resulting in additional expense of $50.8 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $91.8 million in our reserves and a $43.8 million decrease in our receivable, resulting in a reduction in expense of $48.0 million. For additional information regarding our legal claims reserves, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

Pending Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for us beginning October 1, 2021 and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. We will adopt these standards when LIBOR is discontinued and do not expect them to have a material impact on our consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning October 1, 2023 and interim periods therein, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2021 and 2020 was not significant, is recognized in current earnings. At September 30, 2021, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.7 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.4 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.3 billion at September 30, 2021.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At September 30, 2021 and 2020, we had MBS totaling $834.6 million and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $1.1 million at September 30, 2021 and a liability of $5.3 million at September 30, 2020 for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2021. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2021.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2021
	2022	2023	2024	2025	2026	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$429.5	$700.3	$13.7	$500.4	$900.4	$1,400.4	$3,944.7	$4,045.6
Average interest rate	4.2%	5.4%	3.7%	2.7%	3.4%	2.3%	3.4%
Variable rate	$1,494.6	$—	$—	$—	$—	$—	$1,494.6	$1,494.6
Average interest rate	2.1%	—%	—%	—%	—%	—%	2.1%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, total equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2021, the Company’s reserve for legal claims related to construction defect matters was $575.1 million. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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

Dallas, Texas
November 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, total equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.

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

Dallas, Texas
November 18, 2021

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
	(In millions)
ASSETS
Cash and cash equivalents	$3,210.4	$3,018.5
Restricted cash	26.8	21.6
Total cash, cash equivalents and restricted cash	3,237.2	3,040.1
Inventories:
Construction in progress and finished homes	7,739.2	5,984.1
Residential land and lots — developed and under development	7,781.8	6,171.8
Land held for development	110.9	53.2
Land held for sale	25.4	28.3
Rental properties	821.8	—
Total inventory	16,479.1	12,237.4
Mortgage loans held for sale	2,027.3	1,529.0
Deferred income taxes, net of valuation allowance of $4.2 million and $7.5 million at September 30, 2021 and 2020, respectively	155.3	144.9
Property and equipment, net	392.9	683.7
Other assets	1,560.6	1,113.7
Goodwill	163.5	163.5
Total assets	$24,015.9	$18,912.3
LIABILITIES
Accounts payable	$1,177.0	$900.5
Accrued expenses and other liabilities	2,210.3	1,607.0
Notes payable	5,412.4	4,283.3
Total liabilities	8,799.7	6,790.8
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 397,190,100 shares issued and 356,015,843 shares outstanding at September 30, 2021 and 394,741,349 shares issued and 363,999,982 shares outstanding at September 30, 2020	4.0	3.9
Additional paid-in capital	3,274.8	3,240.9
Retained earnings	13,644.3	9,757.8
Treasury stock, 41,174,257 shares and 30,741,367 shares at September 30, 2021 and 2020, respectively, at cost	(2,036.6)	(1,162.6)
Stockholders’ equity	14,886.5	11,840.0
Noncontrolling interests	329.7	281.5
Total equity	15,216.2	12,121.5
Total liabilities and equity	$24,015.9	$18,912.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2021	2020	2019
	(In millions, except per share data)
Revenues	$27,774.2	$20,311.1	$17,592.9
Cost of sales	19,899.2	15,373.2	13,720.9
Selling, general and administrative expense	2,556.2	2,047.8	1,832.5
Gain on sale of assets	(14.0)	(59.5)	(53.9)
Loss on extinguishment of debt	18.1	—	—
Other (income) expense	(41.6)	(33.4)	(31.9)
Income before income taxes	5,356.3	2,983.0	2,125.3
Income tax expense	1,165.1	602.5	506.7
Net income	4,191.2	2,380.5	1,618.6
Net income attributable to noncontrolling interests	15.4	6.8	0.1
Net income attributable to D.R. Horton, Inc.	$4,175.8	$2,373.7	$1,618.5

Basic net income per common share attributable to D.R. Horton, Inc.	$11.56	$6.49	$4.34
Weighted average number of common shares	361.1	365.5	372.6

Diluted net income per common share attributable to D.R. Horton, Inc.	$11.41	$6.41	$4.29
Adjusted weighted average number of common shares	365.8	370.2	377.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2018 (376,261,635 shares)	$3.9	$3,085.0	$6,217.9	$(322.4)	$174.5	$9,158.9
Cumulative effect of adoption of ASC 606	—	—	27.1	—	—	27.1
Net income	—	—	1,618.5	—	0.1	1,618.6
Exercise of stock options (2,634,802 shares)	—	38.1	—	—	—	38.1
Stock issued under employee benefit plans (1,417,776 shares)	—	4.6	—	—	—	4.6
Cash paid for shares withheld for taxes	—	(19.7)	—	—	—	(19.7)
Stock-based compensation expense	—	73.2	—	—	—	73.2
Cash dividends declared ($0.60 per share)	—	—	(223.4)	—	—	(223.4)
Repurchases of common stock (11,882,759 shares)	—	—	—	(479.8)	—	(479.8)
Distributions to noncontrolling interests	—	—	—	—	(3.9)	(3.9)
Change of ownership interest in Forestar	—	(2.1)	—	—	103.5	101.4
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	2,373.7	—	6.8	2,380.5
Exercise of stock options (959,742 shares)	—	17.8	—	—	—	17.8
Stock issued under employee benefit plans (1,608,786 shares)	—	5.6	—	—	—	5.6
Cash paid for shares withheld for taxes	—	(38.2)	—	—	—	(38.2)
Stock-based compensation expense	—	77.8	—	—	—	77.8
Cash dividends declared ($0.70 per share)	—	—	(256.0)	—	—	(256.0)
Repurchases of common stock (7,000,000 shares)	—	—	—	(360.4)	—	(360.4)
Distributions to noncontrolling interests	—	—	—	—	(0.7)	(0.7)
Change of ownership interest in Forestar	—	(1.2)	—	—	1.2	—
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	4,175.8	—	15.4	4,191.2
Exercise of stock options (757,487 shares)	—	6.6	—	—	—	6.6
Stock issued under employee benefit plans (1,691,264 shares)	0.1	16.1	—	—	—	16.2
Cash paid for shares withheld for taxes	—	(78.5)	—	—	—	(78.5)
Stock-based compensation expense	—	91.4	—	—	—	91.4
Cash dividends declared ($0.80 per share)	—	—	(289.3)	—	—	(289.3)
Repurchases of common stock (10,432,890 shares)	—	—	—	(874.0)	—	(874.0)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(1.7)	—	—	32.9	31.2
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020	2019
	(In millions)
OPERATING ACTIVITIES
Net income	$4,191.2	$2,380.5	$1,618.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.9	80.4	72.0
Amortization of discounts and fees	8.2	10.2	10.9
Stock-based compensation expense	91.4	77.8	73.2
Equity in earnings of unconsolidated entities	(1.0)	(0.7)	—
Deferred income taxes	(10.0)	14.1	20.1
Inventory and land option charges	28.6	23.8	54.0
Gain on sale of assets	(14.0)	(59.5)	(53.9)
Loss on extinguishment of debt	18.1	—	—
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(1,734.9)	(739.1)	84.6
Increase in residential land and lots — developed, under development, held for development and held for sale	(1,720.6)	(324.4)	(676.4)
Increase in rental properties	(303.6)	—	—
Increase in other assets	(439.7)	(150.7)	(161.6)
Increase in mortgage loans held for sale	(498.3)	(457.0)	(275.6)
Increase in accounts payable, accrued expenses and other liabilities	845.1	566.2	126.2
Net cash provided by operating activities	534.4	1,421.6	892.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(93.5)	(96.5)	(127.2)
Proceeds from sale of assets	37.6	129.8	143.8
Expenditures related to rental properties	(173.9)	(190.3)	(96.9)
Payments related to business acquisitions, net of cash acquired	(24.5)	(9.7)	(315.8)
Other investing activities	2.1	0.6	2.1
Net cash used in investing activities	(252.2)	(166.1)	(394.0)
FINANCING ACTIVITIES
Proceeds from notes payable	1,541.6	2,346.1	2,528.2
Repayment of notes payable	(826.3)	(1,682.9)	(2,686.1)
Advances on mortgage repurchase facility, net	362.0	243.7	251.2
Proceeds from stock associated with certain employee benefit plans	22.7	23.4	42.7
Cash paid for shares withheld for taxes	(78.5)	(38.2)	(19.7)
Cash dividends paid	(289.3)	(256.0)	(223.4)
Repurchases of common stock	(848.4)	(360.4)	(479.8)
Distributions to noncontrolling interests, net	(0.1)	(0.7)	(3.9)
Net proceeds from issuance of Forestar common stock	33.5	—	100.7
Other financing activities	(2.3)	(4.4)	—
Net cash (used in) provided by financing activities	(85.1)	270.6	(490.1)
Net increase in cash, cash equivalents and restricted cash	197.1	1,526.1	8.0
Cash, cash equivalents and restricted cash at beginning of year	3,040.1	1,514.0	1,506.0
Cash, cash equivalents and restricted cash at end of year	$3,237.2	$3,040.1	$1,514.0

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2021	2020	2019
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,137.8	$581.3	$488.0
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$12.5	$5.1	$83.6
Stock issued under employee incentive plans	$124.7	$84.4	$49.6
Accrual for holdback payment related to acquisition	$1.1	$0.7	$10.1
Repurchase of common stock not settled	$25.6	$—	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of September 30, 2021, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

Reclassifications

During the third quarter of fiscal 2021, the Company changed the presentation of its single and multi-family rental operations in its consolidated financial statements. Bulk sales of rental properties are now presented as revenues and cost of sales, rental assets previously recorded as property and equipment have been reclassified to inventory, and related cash flows for the single and multi-family rental operations are now included in operating activities. Prior to the third quarter of fiscal 2021, bulk sales of rental properties were presented on a net basis as a gain on sale of assets, and the majority of the cash flow activities were included in investing activities. This change in presentation was implemented as a result of the Company’s change in strategic focus during the third quarter of fiscal 2021, which included increased levels of rental property activity during that quarter and plans for future investment in the Company’s single and multi-family rental operations. This presentation was effected on a prospective basis in the Company’s consolidated financial statements beginning in the third quarter of fiscal 2021.

Additionally, during the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment to reflect the method by which the chief operating decision makers manage the business, evaluate internal results and allocate financial resources. The Company’s single-family rental operations had previously been reported in its homebuilding segment and its multi-family operations had previously been reported in its other segment. Additionally, the Company realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions.

In the Company’s segment information in Note B and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the prior presentation has been conformed to the current presentation for all periods presented to be consistent with how management evaluates segment performance.

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

Forestar’s land and lot sales revenue and related profit are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to a third-party buyer. Forestar’s revenues from land and lot sales to D.R. Horton are eliminated in the consolidated financial statements.

The Company rarely purchases unimproved land for resale, but periodically may elect to sell parcels of land that no longer fit into its strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

The Company’s rental operations develop, construct, lease, own and ultimately sell multi-family and single-family rental properties. Revenue is recognized from the sale of these properties on the closing date, which is when performance obligations are satisfied. Rental income from these properties is recognized as other income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $478.9 million and $237.6 million at September 30, 2021 and 2020, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $55.9 million and $51.3 million at September 30, 2021 and 2020, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories and Cost of Sales

Inventory includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and construction. Costs incurred after projects or homes are substantially complete, such as utilities, maintenance, and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of sales personnel, division and region management, and the costs of advertising and builder’s risk insurance are charged to SG&A expense as incurred.

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Cost of sales for lots sold includes all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the community. Any changes to the estimated total development costs subsequent to the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity. Development and construction costs incurred related to the rental operations are recorded as rental property inventory. Cost of sales related to the rental operations include the specific construction costs and all applicable land acquisition, land development and related costs for each rental project.

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

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If so, impairment charges are recorded to cost of sales if the fair value of such assets is less than their carrying amounts. Impairment charges are also recorded on finished homes in substantially completed communities and completed rental properties when events or circumstances indicate that the carrying values are greater than the fair values less estimated costs to sell these homes. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2021, 2020 and 2019, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land Purchase Contract Deposits and Pre-Acquisition Costs

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of many of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land purchase contract deposits and capitalized pre-acquisition costs are expensed to cost of sales when the Company believes it is probable that it will not acquire the property under contract and will not be able to recover these costs through other means. See Notes C and L.

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There were no variable interest entities reported in the consolidated balance sheets at September 30, 2021 or 2020 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2021 and 2020, the deposits related to these contracts totaled $870.2 million and $519.6 million, respectively, and are included in other assets in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company records a goodwill impairment by the amount that an operating segment’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As a result of the qualitative assessments performed in fiscal 2021, 2020 and 2019, no impairment charges were indicated or recorded.

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2021	2020
	(In millions)
Northwest	$2.2	$2.2
Southwest	—	—
South Central	15.9	15.9
Southeast	6.0	6.0
East	60.5	60.5
North	49.7	49.7
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $36.1 million, $41.7 million and $47.0 million in fiscal 2021, 2020 and 2019, respectively.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company’s unrecognized tax benefits totaled $2.9 million and $8.9 million at September 30, 2021 and 2020, respectively.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2021, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2021 have a remaining vesting period up to 4.6 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. All stock options outstanding at September 30, 2021 have vested and expire 10 years after the dates on which they were granted.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The Financial Accounting Standards Board’s (FASB) authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. See Note N.

Pending Accounting Standards

In December 2019, the FASB issued ASU 2019-12 related to simplifying the accounting for income taxes. The guidance is effective for the Company beginning October 1, 2021 and is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for the Company beginning October 1, 2023 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 56 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment. During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment to reflect the method by which the chief operating decision makers manage the business, evaluate internal results and allocate financial resources. The Company’s single-family rental operations had previously been reported in its homebuilding segment and its multi-family rental operations had previously been reported in its other segment. Additionally, the Company realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. Segment information reported in prior year periods has been reclassified to conform to the 2021 presentation.

Homebuilding

Based on the new aggregation described above, the six reporting segments and the states in which the Company has homebuilding operations are as follows:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Jersey, Ohio, Pennsylvania and Virginia

Homebuilding is the Company’s core business, generating 96% of consolidated revenues in fiscal 2021 and 97% of consolidated revenues in fiscal 2020 and 2019. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 98 markets across 31 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

Forestar

The Forestar segment is a residential lot development company with operations in 56 markets across 23 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

Financial Services

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental

The Company’s rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease, own and ultimately sell the residential properties. The single-family rental operations construct single-family rental homes with the intent to later market the community for a bulk sale of homes.

Other

In addition to its homebuilding, Forestar, financial services and rental operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, owns non-residential real estate including ranch land and improvements and owns and operates energy related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other within the Eliminations and Other column in the tables that follow.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,950.1	$153.6	$79.0	$16.8	$10.9	$3,210.4
Restricted cash	8.4	—	18.0	0.4	—	26.8
Inventories:
Construction in progress and finished homes	7,848.0	—	—	—	(108.8)	7,739.2
Residential land and lots — developed and under development	6,004.0	1,824.7	—	—	(46.9)	7,781.8
Land held for development	30.4	80.5	—	—	—	110.9
Land held for sale	25.4	—	—	—	—	25.4
Rental properties	—	—	—	840.9	(19.1)	821.8
	13,907.8	1,905.2	—	840.9	(174.8)	16,479.1
Mortgage loans held for sale	—	—	2,027.3	—	—	2,027.3
Deferred income taxes, net	159.2	—	—	—	(3.9)	155.3
Property and equipment, net	303.3	2.9	3.5	0.6	82.6	392.9
Other assets	1,468.7	40.0	107.6	6.3	(62.0)	1,560.6
Goodwill	134.3	—	—	—	29.2	163.5
	$18,931.8	$2,101.7	$2,235.4	$865.0	$(118.0)	$24,015.9
Liabilities
Accounts payable	$1,073.7	$47.4	$—	$55.9	$—	$1,177.0
Accrued expenses and other liabilities	1,941.3	333.9	88.6	15.0	(168.5)	2,210.3
Notes payable	3,214.0	704.5	1,494.6	—	(0.7)	5,412.4
	$6,229.0	$1,085.8	$1,583.2	$70.9	$(169.2)	$8,799.7
_____________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the balances of the Company’s other businesses, reconciling amounts between segment and consolidated balances, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,551.0	$394.3	$55.6	$12.7	$4.9	$3,018.5
Restricted cash	9.4	—	11.9	0.3	—	21.6
Inventories:
Construction in progress and finished homes	6,037.5	—	—	—	(53.4)	5,984.1
Residential land and lots — developed and under development	4,901.4	1,304.3	—	—	(33.9)	6,171.8
Land held for development	47.8	5.4	—	—	—	53.2
Land held for sale	28.3	—	—	—	—	28.3
Rental properties	—	—	—	316.0	(316.0)	—
	11,015.0	1,309.7	—	316.0	(403.3)	12,237.4
Mortgage loans held for sale	—	—	1,529.0	—	—	1,529.0
Deferred income taxes, net	142.3	—	—	—	2.6	144.9
Property and equipment, net	286.7	1.1	3.9	—	392.0	683.7
Other assets	996.3	34.8	125.8	4.5	(47.7)	1,113.7
Goodwill	134.3	—	—	—	29.2	163.5
	$15,135.0	$1,739.9	$1,726.2	$333.5	$(22.3)	$18,912.3
Liabilities
Accounts payable	$858.1	$29.2	$—	$13.2	$—	$900.5
Accrued expenses and other liabilities	1,437.5	197.8	86.8	6.4	(121.5)	1,607.0
Notes payable	2,514.4	641.1	1,132.6	—	(4.8)	4,283.3
	$4,810.0	$868.1	$1,219.4	$19.6	$(126.3)	$6,790.8
_____________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the balances of the Company’s other businesses, reconciling amounts between segment and consolidated balances, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$26,502.6	$—	$—	$—	$—	$26,502.6
Land/lot sales and other	75.0	1,325.8	—	—	(1,188.8)	212.0
Rental property sales	—	—	—	267.8	(31.8)	236.0
Financial services	—	—	823.6	—	—	823.6
	26,577.6	1,325.8	823.6	267.8	(1,220.6)	27,774.2
Cost of sales
Home sales (3)	19,748.4	—	—	—	(140.1)	19,608.3
Land/lot sales and other	56.2	1,093.6	—	—	(1,030.5)	119.3
Rental property sales	—	—	—	160.8	(17.8)	143.0
Inventory and land option charges	24.9	3.0	—	0.7	—	28.6
	19,829.5	1,096.6	—	161.5	(1,188.4)	19,899.2
Selling, general and administrative expense	1,945.6	68.4	488.3	44.6	9.3	2,556.2
Gain on sale of assets	—	(2.5)	—	—	(11.5)	(14.0)
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(10.3)	(1.4)	(29.3)	(24.8)	24.2	(41.6)
Income before income taxes	$4,812.8	$146.6	$364.6	$86.5	$(54.2)	$5,356.3
Summary Cash Flow Information
Depreciation and amortization	$56.7	$0.4	$1.7	$5.1	$10.0	$73.9
Cash provided by (used in) operating activities	$1,239.8	$(303.1)	$(195.8)	$(410.0)	$203.5	$534.4
_____________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the results of the Company’s other businesses, reconciling amounts between segment and consolidated balances, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$19,560.8	$—	$—	$—	$—	$19,560.8
Land/lot sales and other	80.7	931.8	—	—	(847.1)	165.4
Rental property sales	—	—	—	128.5	(128.5)	—
Financial services	—	—	584.9	—	—	584.9
	19,641.5	931.8	584.9	128.5	(975.6)	20,311.1
Cost of sales
Home sales (3)	15,305.8	—	—	—	(58.6)	15,247.2
Land/lot sales and other	58.3	812.8	—	—	(768.9)	102.2
Rental property sales	—	—	—	69.0	(69.0)	—
Inventory and land option charges	22.9	0.9	—	—	—	23.8
	15,387.0	813.7	—	69.0	(896.5)	15,373.2
Selling, general and administrative expense	1,600.7	45.7	364.7	27.8	8.9	2,047.8
Gain on sale of assets	—	(0.1)	—	—	(59.4)	(59.5)
Other (income) expense	(11.7)	(5.6)	(25.0)	(8.1)	17.0	(33.4)
Income before income taxes	$2,665.5	$78.1	$245.2	$39.8	$(45.6)	$2,983.0
Summary Cash Flow Information
Depreciation and amortization	$67.0	$0.3	$1.6	$5.0	$6.5	$80.4
Cash provided by (used in) operating activities	$1,888.4	$(168.5)	$(292.8)	$(71.8)	$66.3	$1,421.6
_____________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the results of the Company’s other businesses, reconciling amounts between segment and consolidated balances, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2019
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$16,925.0	$—	$—	$—	$—	$16,925.0
Land/lot sales and other	91.9	428.3	—	—	(294.0)	226.2
Rental property sales	—	—	—	133.4	(133.4)	—
Financial services	—	—	441.7	—	—	441.7
	17,016.9	428.3	441.7	133.4	(427.4)	17,592.9
Cost of sales
Home sales (3)	13,507.1	—	—	—	(8.3)	13,498.8
Land/lot sales and other	75.1	361.9	—	—	(268.9)	168.1
Rental property sales	—	—	—	81.8	(81.8)	—
Inventory and land option charges	53.2	0.8	—	—	—	54.0
	13,635.4	362.7	—	81.8	(359.0)	13,720.9
Selling, general and administrative expense	1,482.3	28.9	293.0	20.3	8.0	1,832.5
Gain on sale of assets	(2.0)	(3.0)	—	—	(48.9)	(53.9)
Other (income) expense	(9.5)	(6.0)	(17.6)	(10.0)	11.2	(31.9)
Income before income taxes	$1,910.7	$45.7	$166.3	$41.3	$(38.7)	$2,125.3
Summary Cash Flow Information
Depreciation and amortization	$63.7	$0.2	$1.5	$4.1	$2.5	$72.0
Cash provided by (used in) operating activities	$1,452.5	$(391.3)	$(150.2)	$17.4	$(36.3)	$892.1
_____________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the results of the Company’s other businesses, reconciling amounts between segment and consolidated balances, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.
(3)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2021	2020
	(In millions)
Northwest	$1,307.5	$984.6
Southwest	2,445.6	2,063.3
South Central	3,479.3	2,577.6
Southeast	3,178.6	2,648.9
East	1,919.6	1,540.2
North	1,368.9	976.9
Corporate and unallocated (2)	208.3	223.5
	$13,907.8	$11,015.0
________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2021	2020	2019
	(In millions)
Revenues
Northwest	$2,516.6	$1,953.4	$1,721.5
Southwest	4,071.0	3,230.3	3,050.8
South Central	6,111.2	4,625.9	3,944.0
Southeast	7,079.6	4,871.5	4,023.5
East	4,459.0	3,410.1	3,081.2
North	2,340.2	1,550.3	1,195.9
	$26,577.6	$19,641.5	$17,016.9
Inventory and Land Option Charges
Northwest	$0.6	$1.3	$6.3
Southwest	3.0	3.5	18.6
South Central	5.3	6.4	11.2
Southeast	10.2	5.9	8.3
East	2.4	3.0	3.9
North	3.4	2.8	4.9
	$24.9	$22.9	$53.2
Income Before Income Taxes (1)
Northwest	$510.8	$264.5	$222.9
Southwest	653.1	366.1	284.5
South Central	1,150.2	714.9	527.6
Southeast	1,371.9	709.5	477.8
East	795.1	484.3	361.9
North	331.7	126.2	36.0
	$4,812.8	$2,665.5	$1,910.7
________________________
(1)Expenses maintained at the corporate level consist primarily of homebuilding interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each homebuilding segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each homebuilding segment based on the segment’s inventory balances.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2021, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended September 30, 2021. There were $5.6 million of impairment charges recorded during fiscal 2021 compared to $1.7 million and $25.7 million of impairment charges recorded in fiscal 2020 and 2019, respectively.

During fiscal 2021, 2020 and 2019, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $23.0 million, $22.1 million and $28.3 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2021	2020
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
364-day revolving credit facility (1)	—	—
2.55% senior notes due 2020 (2)	—	399.8
4.375% senior notes due 2022 (2)	349.6	349.2
4.75% senior notes due 2023 (2)	299.5	299.2
5.75% senior notes due 2023 (2)	399.1	398.7
2.5% senior notes due 2024 (2)	497.3	496.5
2.6% senior notes due 2025 (2)	496.2	495.1
1.3% senior notes due 2026 (2)	594.5	—
1.4% senior notes due 2027 (2)	494.9	—
Other secured notes (3)	82.2	71.1
	3,213.3	2,509.6
Forestar:
Unsecured:
Revolving credit facility	—	—
8.0% senior notes due 2024 (4)(5)	—	345.2
3.85% senior notes due 2026 (5)	395.5	—
5.0% senior notes due 2028 (5)	296.5	295.9
Other secured notes	12.5	—
	704.5	641.1
Financial Services:
Mortgage repurchase facility	1,494.6	1,132.6
	$5,412.4	$4,283.3
_____________
See footnotes on following page.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)The Company’s $375 million 364-day senior unsecured homebuilding revolving credit facility was not renewed upon its maturity in May 2021.
(2)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $16.5 million and $10.7 million at September 30, 2021 and 2020, respectively.
(3)Homebuilding other secured notes excludes $0.7 million and $4.8 million of earnest money notes payable to Forestar at September 30, 2021 and 2020, respectively. These intercompany notes are eliminated in consolidation.
(4)Forestar’s 8.0% senior notes due April 2024 were redeemed in May 2021.
(5)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $8.0 million and $8.9 million at September 30, 2021 and 2020, respectively.

As of September 30, 2021, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.9 billion in fiscal 2022, $700.3 million in fiscal 2023, $13.7 million in fiscal 2024, $500.4 million in fiscal 2025, $900.4 million in fiscal 2026 and $1.4 billion thereafter.

Homebuilding:

In April 2021, the Company’s senior unsecured homebuilding revolving credit facility was amended to increase its capacity to $2.19 billion with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 20, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. At September 30, 2021, there were no borrowings outstanding and $187.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In October 2020, the Company issued $500 million principal amount of 1.4% senior notes due October 15, 2027, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.6%. In December 2020, the Company repaid $400 million principal amount of its 2.55% senior notes at maturity. In August 2021, the Company issued $600 million principal amount of 1.3% senior notes due October 15, 2026, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 1.5%.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2021 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
4.375% senior notes	$350	September 2012	September 15, 2022	Yes	4.5%
4.75% senior notes	$300	February 2013	February 15, 2023	Yes	4.9%
5.75% senior notes	$400	August 2013	August 15, 2023	Yes	5.9%
2.5% senior notes	$500	October 2019	October 15, 2024	Yes	2.7%
2.6% senior notes	$500	May 2020	October 15, 2025	Yes	2.8%
1.3% senior notes	$600	August 2021	October 15, 2026	Yes	1.5%
1.4% senior notes	$500	October 2020	October 15, 2027	Yes	1.6%
_____________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. In addition, the 4.375% senior notes, 4.75% senior notes and 5.75% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is three months prior to the final maturity date of the notes. The 2.5% senior notes, the 2.6% senior notes and the 1.3% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes. The 1.4% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is two months prior to the final maturity of the notes.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs and the discount, if applicable.

All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facilities are guaranteed by entities that hold approximately 80% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indentures governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facilities, which could result in the acceleration of any borrowings outstanding under the facilities and the termination of the commitments thereunder.

Effective July 30, 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forestar:

In April 2021, Forestar’s senior unsecured revolving credit facility was amended to increase its capacity to $410 million with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The maturity date of the facility was extended to April 16, 2025. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility totaled $58.0 million each during fiscal 2021. At September 30, 2021, there were no borrowings outstanding and $60.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.7 million.

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

In April 2021, Forestar issued $400 million principal amount of 3.85% senior notes that mature May 15, 2026 with interest payable semi-annually. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1%. The net proceeds from this issuance were primarily used to redeem Forestar’s $350 million principal amount of 8.0% senior notes due 2024 in May 2021. The redemption price of $365.6 million included a call premium of $14.0 million and accrued and unpaid interest of $1.6 million. Forestar recognized an $18.1 million loss on extinguishment of debt upon redemption of the notes. Forestar also has $300 million principal amount of 5.0% senior notes that mature March 1, 2028. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 5.2%. Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At September 30, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Effective April 30, 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2021.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.4 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2021 was $1.8 billion, and its maturity date is February 18, 2022.

As of September 30, 2021, $1.9 billion of mortgage loans held for sale with a collateral value of $1.9 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $362.4 million, DHI Mortgage had an obligation of $1.5 billion outstanding under the mortgage repurchase facility at September 30, 2021 at a 2.1% annual interest rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Capitalized interest, beginning of year	$207.7	$180.1	$162.7
Interest incurred (1)	152.2	153.3	140.2
Interest charged to cost of sales	(142.2)	(125.7)	(122.8)
Capitalized interest, end of year	$217.7	$207.7	$180.1
_________________________
(1)Interest incurred includes interest on the Company's mortgage repurchase facility of $17.0 million, $19.1 million and $16.1 million in fiscal 2021, 2020 and 2019, respectively. Also included in interest incurred is Forestar interest of $41.6 million, $41.2 million and $19.4 million in fiscal 2021, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2021 and 2020 are summarized below.

	September 30,
	2021	2020
	(In millions)
Homebuilding
Buildings and improvements	$299.5	$267.4
Model home furniture	134.1	134.0
Office furniture and equipment	113.7	108.1
Land	32.6	32.3
Single-family rental properties (1)
Single-family rental properties	—	68.1
Land	—	19.1
Total single-family rental properties	—	87.2
Accumulated depreciation	(276.6)	(256.2)
Total homebuilding	303.3	372.8
Other Businesses
Multi-family rental properties (1)
Multi-family rental properties	—	173.8
Land	—	58.3
Total multi-family rental properties	—	232.1
Energy related assets	79.0	69.7
Office furniture and equipment	15.9	15.6
Land	16.1	19.7
Accumulated depreciation	(28.4)	(28.2)
Total other businesses	82.6	308.9
Forestar, net	2.9	1.1
Financial services, net	3.5	3.9
Rental, net	0.6	—
Eliminations	—	(3.0)
Property and equipment, net	$392.9	$683.7
__________________
(1)Single-family and multi-family rental property assets totaling $415.8 million and $425.1 million, respectively, are recorded as rental property inventory at September 30, 2021.

Depreciation expense was $73.3 million, $69.4 million and $66.1 million in fiscal 2021, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At September 30, 2021, mortgage loans held for sale had an aggregate carrying value of $2.03 billion and an aggregate outstanding principal balance of $1.97 billion. At September 30, 2020, mortgage loans held for sale had an aggregate carrying value of $1.53 billion and an aggregate outstanding principal balance of $1.46 billion. During the years ended September 30, 2021, 2020 and 2019, mortgage loans originated totaled $16.0 billion, $12.2 billion and $8.7 billion, respectively, and mortgage loans sold totaled $15.5 billion, $11.8 billion and $8.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $619.1 million, $437.2 million and $319.4 million during the years ended September 30, 2021, 2020 and 2019, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2021, approximately 52% of the Company’s mortgage loans were sold directly to Fannie Mae or into securities backed by Ginnie Mae, and 41% were sold to two other major financial entities.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2021, 2020 and 2019 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2021 and 2020, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $1.3 billion and $1.2 billion, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2021 and 2020, the Company had MBS totaling $834.6 million and $1.1 billion, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $1.1 million at September 30, 2021 and a liability of $5.3 million at September 30, 2020 for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2021 and 2020, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $1.5 billion and $1.8 billion, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2021 and 2020, the notional amount of best-efforts whole loan delivery commitments totaled $88.8 million and $84.6 million, respectively, and the notional amount of hedging instruments related to IRLCs not yet committed to purchasers totaled $1.4 billion and $1.6 billion, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2021 and 2020, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $15.0 million and $14.9 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on historical experience, analysis of the volume of mortgages originated, discussions with mortgage purchasers and current housing and credit market conditions, as well as known and projected mortgage loan repurchase requests. The reserve balances at September 30, 2021 and 2020 totaled $5.1 million and $8.9 million, respectively.

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Current tax expense:
Federal	$978.1	$484.0	$407.3
State	197.0	104.4	79.3
	1,175.1	588.4	486.6
Deferred tax expense (benefit):
Federal	(12.7)	20.0	13.9
State	2.7	(5.9)	6.2
	(10.0)	14.1	20.1
Total income tax expense	$1,165.1	$602.5	$506.7

The Company’s effective tax rate was 21.8%, 20.2% and 23.8% in fiscal 2021, 2020 and 2019, respectively. The effective tax rates for all years include an expense for state income taxes and tax benefits related to stock-based compensation. The effective tax rates for fiscal 2021 and 2020 include a reduction of 2.2% and 3.1%, respectively, for tax benefits related to the federal energy efficient homes tax credit. The effective tax rate for fiscal 2020 also includes a reduction of 0.4% for a tax benefit related to the release of a valuation allowance against the Company’s state deferred tax assets.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Income taxes at federal statutory rate	$1,124.8	$626.4	$446.3
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	166.9	79.1	69.1
Valuation allowance	(3.3)	(11.2)	(0.2)
Tax credits	(116.3)	(93.4)	(1.6)
Excess tax benefit from stock-based compensation	(38.4)	(22.3)	(16.1)
Tax contingencies	(6.0)	8.9	—
Other	37.4	15.0	9.2
Total income tax expense	$1,165.1	$602.5	$506.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2021	2020
	(In millions)
Deferred tax assets:
Inventory costs	$63.5	$37.6
Inventory impairments	12.7	21.5
Warranty and construction defect costs	190.5	156.7
Net operating loss carryforwards	11.7	17.5
Tax credit carryforwards	1.6	2.1
Incentive compensation plans	77.5	68.3
Other	15.6	15.6
Total deferred tax assets	373.1	319.3
Valuation allowance	(4.2)	(7.5)
Total deferred tax assets, net of valuation allowance	368.9	311.8
Deferred tax liabilities:
Deferral of profit on home closings	166.7	131.9
Depreciation of fixed assets	14.4	19.0
Other	32.5	16.0
Total deferred tax liabilities	213.6	166.9
Deferred income taxes, net	$155.3	$144.9

D.R. Horton has $10.3 million of tax benefits for state net operating loss (NOL) carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $2.9 million of the tax benefits expire over the next ten years and the remaining $7.4 million expire from fiscal years 2032 to 2041. Forestar has $1.4 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

Valuation Allowance

The Company has a valuation allowance of $4.2 million and $7.5 million at September 30, 2021 and 2020, respectively, related to state deferred tax assets for NOL carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2021 and 2020 is as follows:

	Year Ended September 30,
	2021	2020
	(In millions)
Unrecognized tax benefits, beginning of year	$8.9	$—
Additions attributable to tax positions taken in the current year	1.5	8.9
Additions attributable to tax positions taken in prior years	—	—
Settlements	(7.5)	—
Unrecognized tax benefits, end of year	$2.9	$8.9

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.9 million. The Company had no accrued interest or penalties related to unrecognized tax benefits at September 30, 2021. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2018 through 2021. A federal refund claim related to the retroactive extension of energy efficient homes tax credits for fiscal 2018 is currently under audit by the Internal Revenue Service. D.R. Horton is under audit by various states, however, the Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s major tax jurisdictions remains open for examination for tax years 2016 through 2021. Forestar is not currently under audit for federal or state income taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2021	2020	2019
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$4,175.8	$2,373.7	$1,618.5
Denominator:
Denominator for basic earnings per share — weighted average common shares	361.1	365.5	372.6
Effect of dilutive securities:
Employee stock awards	4.7	4.7	4.8
Denominator for diluted earnings per share — adjusted weighted average common shares	365.8	370.2	377.4
Basic net income per common share attributable to D.R. Horton, Inc.	$11.56	$6.49	$4.34
Diluted net income per common share attributable to D.R. Horton, Inc.	$11.41	$6.41	$4.29

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2021, the Company had 397,190,100 shares of common stock issued and 356,015,843 shares outstanding. No shares of preferred stock were issued or outstanding.

At September 30, 2021, Forestar had an effective shelf registration statement filed with the SEC in September 2018, registering $500 million of equity securities, of which $100 million was reserved for sales under its at-the-market equity offering program. During fiscal 2021, Forestar issued 1.4 million shares of common stock under its at-the-market equity offering program for proceeds of $33.4 million, net of commissions and other issuance costs. At September 30, 2021, $359.9 million remained available for issuance under Forestar’s shelf registration statement, of which $65.6 million was reserved for sales under its at-the-market equity offering program. In October 2021, after the expiration of Forestar’s existing registration statement and at-the-market equity offering program, a new shelf registration statement became effective, registering $750 million of equity securities.

In April 2021, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the prior authorization. The authorization has no expiration date. During fiscal 2021, the Company repurchased 10.4 million shares of its common stock for $874.0 million. At September 30, 2021, there was $546.2 million remaining on the repurchase authorization.

The Board of Directors approved and paid quarterly cash dividends of $0.20 per common share in fiscal 2021 and $0.175 per common share in fiscal 2020. In October 2021, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on December 15, 2021, to stockholders of record on December 6, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K – EMPLOYEE BENEFIT PLANS

The Company offers its employees a comprehensive compensation and benefits package, which includes a broad range of benefits, including medical, dental and vision healthcare insurance and paid parental leave. In addition to base pay, eligible employees may participate in the Company’s 401(k) plan, employee stock purchase plan, short-term incentive bonus program and/or its stock compensation plans, as described below.

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded $30.3 million, $23.4 million and $21.7 million of expense for matching contributions in fiscal 2021, 2020 and 2019, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $50.4 million and $44.5 million at September 30, 2021 and 2020, respectively. The Company recorded $7.0 million, $6.5 million and $5.8 million of expense for this plan in fiscal 2021, 2020 and 2019, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $124.5 million and $91.0 million at September 30, 2021 and 2020, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded expense of $21.7 million, $5.3 million and $2.9 million in fiscal 2021, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 112,995 shares for $7.5 million in fiscal 2021, 131,348 shares for $5.6 million in fiscal 2020 and 141,661 shares for $4.6 million in fiscal 2019. At September 30, 2021, the Company had 2.7 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2021, 2020 and 2019, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $61.6 million, $34.3 million and $24.4 million in fiscal 2021, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit awards may be based on performance (performance-based) or on service over a requisite time period (time-based). At September 30, 2021, the Company had 11.9 million shares of common stock reserved for issuance and 7.0 million shares available for future grants under the Stock Incentive Plan.

Time-Based Restricted Stock Unit (RSU) Equity Awards

Time-based RSUs represent the contingent right to receive one share of the Company’s common stock if the vesting conditions are satisfied. The time-based RSUs have no dividend or voting rights during the vesting period.

During fiscal 2021, 2020 and 2019, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 1,030, 960 and 900 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to time-based RSU activity during fiscal 2021, 2020 and 2019. The number of restricted stock units vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2021		2020		2019
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	4,725,701	$34.79	4,889,534	$33.01	4,797,922	$31.77
Granted	856,615	83.13	1,657,935	35.98	1,796,200	33.75
Vested	(1,644,263)	33.26	(1,651,840)	30.85	(1,430,826)	29.83
Cancelled	(120,788)	39.16	(169,928)	33.24	(273,762)	32.82
Outstanding at end of year	3,817,265	$46.16	4,725,701	$34.79	4,889,534	$33.01

The total fair value of shares vested on the vesting date during fiscal 2021, 2020 and 2019 was $131.3 million, $95.6 million and $56.9 million, respectively. For fiscal 2021, 2020 and 2019, compensation expense related to time-based RSUs was $56.5 million, $50.6 million and $51.8 million, respectively. At September 30, 2021, there was $130.3 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Restricted Stock Unit (RSU) Equity Awards

During fiscal 2021, 2020 and 2019, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Each of these performance-based RSUs represents the contingent right to receive one share of the Company’s common stock if the vesting conditions and performance criteria are satisfied. The performance-based RSUs have no dividend or voting rights during the performance period. Compensation expense related to these grants is based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2021.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2021	2020	2019
				(In millions)
November 2018	September 2021	360,000	$37.75	$7.2	$6.7	$6.1
November 2019	September 2022	360,000	52.54	10.1	9.3	—
November 2020	September 2023	360,000	70.60	12.5	—	—
				$29.8	$16.0	$6.1

In October 2021, the Compensation Committee approved the issuance of the performance-based RSUs that vested in September 2021 in the form of 630,000 shares of common stock to satisfy the awards.

Stock Options
Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2021 are all exercisable and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2021, 2020 or 2019. The following table provides information related to stock option activity during those years.

	Year Ended September 30,
	2021		2020		2019
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	2,224,415	$19.94	3,184,157	$19.53	5,856,959	$17.25
Exercised	(1,108,639)	16.02	(959,742)	18.58	(2,634,802)	14.47
Cancelled or expired	—	—	—	—	(38,000)	18.98
Outstanding at end of year	1,115,776	$23.84	2,224,415	$19.94	3,184,157	$19.53
Exercisable at end of year	1,115,776	$23.84	2,224,415	$19.94	3,184,157	$19.53

The aggregate intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $82.5 million, $41.2 million and $70.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2021 was $67.1 million. Exercise prices for options outstanding at September 30, 2021 ranged from $23.57 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2021 is 2.1 years.

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

Changes in the Company’s warranty liability during fiscal 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Warranty liability, beginning of year	$310.2	$247.3
Warranties issued	154.5	114.4
Changes in liability for pre-existing warranties	3.8	25.5
Settlements made	(92.2)	(77.0)
Warranty liability, end of year	$376.3	$310.2

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $577.5 million and $473.8 million at September 30, 2021 and 2020, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both September 30, 2021 and 2020. Expenses related to the Company’s legal contingencies were $72.4 million, $64.4 million and $15.3 million in fiscal 2021, 2020 and 2019, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2021, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

Changes in the Company’s legal claims reserves during fiscal 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Reserves for legal claims, beginning of year	$473.8	$434.7
Increase in reserves	131.8	83.2
Payments	(28.1)	(44.1)
Reserves for legal claims, end of year	$577.5	$473.8

In the majority of states in which it operates, the Company generally has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $109.5 million and $81.2 million at September 30, 2021 and 2020, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its 100% owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary and the policies issued on or after June 1, 2020 by third-party carriers essentially represent self-insurance of these risks by the Company.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2020, 2021 and 2022 policy years is $0.5 million per occurrence.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2021, the Company had total deposits of $1.1 billion, consisting of cash deposits of $989.3 million and promissory notes and surety bonds of $79.8 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $15.5 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $151.0 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.6 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2021, representing $100.0 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $100.0 million remaining purchase price subject to specific performance provisions, $67.8 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2021 and 2020, Forestar reimbursed the homebuilding segment $30.8 million and $27.0 million, respectively, for previously paid earnest money and $61.3 million and $36.3 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2021, the Company had outstanding surety bonds of $2.3 billion and letters of credit of $247.4 million to secure performance under various contracts. Of the total letters of credit, $187.1 million were issued under the homebuilding revolving credit facility and $60.3 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2021, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2022	$18.5
Fiscal 2023	11.1
Fiscal 2024	5.7
Fiscal 2025	2.7
Fiscal 2026	1.2
Thereafter	—
$39.2
Rent expense was $31.7 million, $31.5 million and $30.5 million for fiscal 2021, 2020 and 2019, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Earnest money and refundable deposits	$1,079.8	$657.1
Insurance receivables	109.5	81.2
Other receivables	153.6	143.1
Prepaid assets	51.6	46.0
Contract assets - insurance agency commissions	58.6	47.1
Lease right of use assets	35.6	34.7
Interest rate lock commitments	17.9	31.3
Margin deposits	0.9	16.2
Mortgage servicing rights	4.1	17.1
Mortgage hedging instruments and commitments	8.7	5.3
Other	40.3	34.6
	$1,560.6	$1,113.7

The Company’s accrued expenses and other liabilities at September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
	(In millions)
Reserves for legal claims	$577.5	$473.8
Employee compensation and related liabilities	492.1	376.1
Warranty liability	376.3	310.2
Customer deposits	193.4	93.1
Inventory related accruals	261.2	93.9
Federal and state income tax liabilities	88.2	42.6
Accrued property taxes	51.0	44.1
Lease liabilities	37.0	37.0
Accrued interest	31.5	35.3
Mortgage hedging instruments and commitments	1.7	16.5
Other	100.4	84.4
	$2,210.3	$1,607.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage servicing rights, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans, rental properties and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to the Company’s assets and liabilities is as follows:
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
The Company’s assets measured at fair value using Level 3 inputs on a recurring basis are its mortgage servicing rights and a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability and for which reference to quoted prices in the secondary markets is not available.
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:
◦Inventory held and used - In assessing impairment indicators of of its inventory held and used, the Company performs an analysis of the undiscounted cash flows estimated to be generated by those assets. The most significant factors used to estimate undiscounted future cash flows include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Inventory held and used measured at fair value represents those communities for which the estimated undiscounted cash flows are less than their carrying amounts and therefore, the Company recorded impairments during the period to record the inventory at fair value calculated based on its discounted estimated future cash flows.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and 2020, and the changes in the fair value of the Level 3 assets during fiscal 2021 and 2020.

		Fair Value at September 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,009.4	$11.7	$2,021.1
Mortgage servicing rights (2)	Other assets	—	—	4.1	4.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets	—	17.2	—	17.2
Forward sales of mortgage-backed securities	Other assets	—	8.5	—	8.5

		Fair Value at September 30, 2020
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Debt securities collateralized by residential real estate	Other assets	$—	$—	$3.9	$3.9
Mortgage loans held for sale (1)	Mortgage loans held for sale	—	1,503.2	15.1	1,518.3
Mortgage servicing rights (2)	Other assets	—	—	17.1	17.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments	Other assets	—	31.3	—	31.3
Forward sales of mortgage-backed securities	Other liabilities	—	(16.2)	—	(16.2)

	Level 3 Assets at Fair Value for the Year Ended September 30, 2021
	Balance at September 30, 2020	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2021
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$(3.9)	$—	$—	$—
Mortgage loans held for sale (1)	15.1	0.3	—	(3.3)	—	(0.4)	11.7
Mortgage servicing rights (2)	17.1	(0.2)	24.7	(37.5)	—	—	4.1
	Level 3 Assets at Fair Value for the Year Ended September 30, 2020
	Balance at September 30, 2019	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2020
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$—	$—	$—	$3.9
Mortgage loans held for sale (1)	9.8	0.2	—	(2.6)	—	7.7	15.1
Mortgage servicing rights (2)	—	1.9	15.2	—	—	—	17.1
___________________________________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2021 and 2020 include $11.7 million and $15.1 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $7.7 million were transferred to Level 3 during fiscal 2020 due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit. Mortgage loans totaling $0.4 million were transferred to Level 2 during fiscal 2021 because their fair value was based on actual quoted prices related to the pending sale of those loans in the secondary market.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 11%, 11% and 6%, respectively, at September 30, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2021 and 2020 recognized in revenues in the consolidated statements of operations was not significant.
(4)The fair value of interest rate lock commitments at September 30, 2021 reflects $17.9 million of servicing release premiums in other assets and a change in fair value of $0.7 million in other liabilities.

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2021 and 2020.

		Fair Value at September 30,
	Balance Sheet Location	2021		2020
		Level 2	Level 3	Level 2	Level 3
		(In millions)
Mortgage loans held for sale (1) (2)	Mortgage loans held for sale	$—	$3.8	$1.5	$2.2
Other mortgage loans (1) (3)	Other assets	—	1.3	0.6	2.0
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2021 and 2020.

	Carrying Value	Fair Value at September 30, 2021
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,210.4	$3,210.4	$—	$—	$3,210.4
Restricted cash (1)	26.8	26.8	—	—	26.8
Notes payable (2) (3)	5,412.4	—	3,950.9	1,589.3	5,540.2

	Carrying Value	Fair Value at September 30, 2020
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,018.5	$3,018.5	$—	$—	$3,018.5
Restricted cash (1)	21.6	21.6	—	—	21.6
Notes payable (2) (3)	4,283.3	—	3,285.5	1,203.7	4,489.2
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2021, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports,” if applicable, in the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “CEO Pay Ratio” in the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2021.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	6,013,041	(1)	$23.84	(2)	8,727,777	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	6,013,041		$23.84		8,727,777
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
(3)Amount includes 2,714,736 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 112,995 shares of common stock in fiscal 2021.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and incorporated herein by reference.

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
4.2
Senior Debt Securities Indenture, dated as of May 1, 2012, between Company and American Stock Transfer & Trust Company, LLC, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2012).

4.3
Second Supplemental Indenture, dated as of September 14, 2012, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.375% Senior Notes due 2022 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2012).

4.4
Fourth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 4.750% Senior Notes due 2023 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013).

4.5
Fifth Supplemental Indenture, dated as of February 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013).

4.6
Sixth Supplemental Indenture, dated as of August 5, 2013, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as Trustee, relating to the 5.750% Senior Notes Due 2023 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013).

4.7
Tenth Supplemental Indenture, dated as of December 5, 2017, among the Company, the Guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

Exhibit Number		Exhibit

4.8
Eleventh Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein, American Stock Transfer & Trust Company, LLC, as original trustee, and Branch Banking and Trust Company, as series trustee (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2019).

4.9
Senior Debt Securities Indenture, dated as of October 10, 2019, among the Company and Branch Banking and Trust Company, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2019).

4.10
First Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.500% Senior Notes Due 2024 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2019).

4.11
Second Supplemental Indenture, dated as of May 5, 2020, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.600% Senior Notes Due 2025 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

4.12
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

4.13
Third Supplemental Indenture, dated as of October 2, 2020, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.400% Senior Notes Due 2027 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

4.14		Description of Securities (incorporated by reference from Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).
4.15
Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

4.16
Fourth Supplemental Indenture, dated as of August 5, 2021, among D.R. Horton, Inc., the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.300% Senior Notes due 2026 of D.R. Horton, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.17
Twelfth Supplemental Indenture, dated as of August 5, 2021, among D.R. Horton, Inc., the guarantors named therein and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.18
Fifth Supplemental Indenture, dated as of August 5, 2021, among D.R. Horton, Inc., the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

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

10.6	†	D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2011).
10.7	†
D.R. Horton, Inc. 2006 Stock Incentive Plan, as amended and restated, effective as of December 11, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2015).

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
Form of Non-Qualified Stock Option Agreement (Employee-Term Vesting 2008 Form) pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008).

10.11	†
Form of Non-Qualified Stock Option Agreement (Outside Director-Term Vesting 2008 Form) pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2008).

10.12	†
Form of Restricted Stock Unit Agreement pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.13	†
Form of Restricted Stock Unit Agreement pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2011).

10.14	†
Form of Restricted Stock Unit Agreement (Outside Director) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed with the SEC on January 29, 2013).

10.15	†
Form of Restricted Stock Unit Agreement (Employees) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2014).

10.16	†
Form of Time-Based Restricted Stock Unit Agreement (Employees) pursuant to the Company’s 2006 Stock Incentive Plan, as amended and restated (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 24, 2015).

10.17	†
Form of Stock Award Agreement pursuant to the Company’s 2006 Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2010).

10.18	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (incorporated by reference from the Company’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122)).
10.19	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).
10.20	†
D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).

Exhibit Number		Exhibit

10.21	†	D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018).
10.22	†
Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2021) (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 20, 2020).

10.23	* †	Summary of Executive Compensation Notification - Chairman, CEO and COO (fiscal 2022).
10.24	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2021) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 20, 2020).

10.25	* †	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2022).
10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2021) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on November 20, 2020).

10.27	* †	Summary of Director, Committee and Chairperson Compensation (fiscal 2022).
10.28
Grantor Trust Agreement, dated June 21, 2002, by and between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

10.29
Credit Agreement, dated September 7, 2012, among the Company, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2012).

10.30
Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012).

10.31
Amendment No. 2 to Credit Agreement, dated August 8, 2013 by and among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2013).

10.32
Amendment No. 3 to Credit Agreement, dated August 22, 2014 by and among Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2014).

10.33
Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2015).

10.34
Amendment No. 6 to Credit Agreement, dated September 25, 2017 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

10.35
Amendment No. 7 to Credit Agreement, dated September 25, 2018 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.36
Amendment No. 8 to Credit Agreement, dated February 15, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 30, 2019).

10.37
Amendment No. 9 to Credit Agreement, dated October 2, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019).

Exhibit Number	Exhibit

10.38
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.39
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.40
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2016).

10.41
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

10.42
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 23, 2018, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018).

10.43
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

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

10.45
Eighth Amendment to Second Amended and Restated Master Repurchase Agreement, dated June 21, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.46
Ninth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 21, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).

10.47
Tenth Amendment to Second Amended and Restated Master Repurchase Agreement, dated May 15, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2020).

10.48
364-Day Credit Agreement, dated May 28, 2020, among the Company, the guarantors party thereto, Mizuho Bank, Ltd., as administrative agent, joint book runner, arranger, and a lender, and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2020).

10.49
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.50
Stockholder’s Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

Exhibit Number		Exhibit

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

10.53
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.54
Amendment No. 10 to Credit Agreement, dated April 20, 2021 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2021).

10.55
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on April 20, 2021).

10.56
Third Amended and Restated Master Repurchase Agreement, dated February 19, 2021, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021).

21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Dallas, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
	*	Filed or furnished herewith.
	**	Submitted electronically herewith.
	†	Management contract or compensatory plan arrangement.

ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 18, 2021	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 18, 2021
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2021
Bill W. Wheat

/s/ Aron M. Odom	Vice President and Controller (Principal Accounting Officer)	November 18, 2021
Aron M. Odom

/s/ Donald R. Horton	Chairman of the Board and Director	November 18, 2021
Donald R. Horton

/s/ Barbara K. Allen	Director	November 18, 2021
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 18, 2021
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 18, 2021
Michael R. Buchanan

/s/ Benjamin S. Carson, Sr.	Director	November 18, 2021
Benjamin S. Carson, Sr.

/s/ Michael W. Hewatt	Director	November 18, 2021
Michael W. Hewatt

/s/ Maribess L. Miller	Director	November 18, 2021
Maribess L. Miller