Form 10-Q
period 2021-12-31
HORTON D R INC /DE/
filed 2022-02-02
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 28, 2022, there were 354,358,165 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,442.1	$3,210.4
Restricted cash	22.5	26.8
Total cash, cash equivalents and restricted cash	2,464.6	3,237.2
Inventories:
Construction in progress and finished homes	8,742.9	7,739.2
Residential land and lots — developed and under development	8,162.4	7,781.8
Land held for development	131.4	110.9
Land held for sale	24.8	25.4
Rental properties	1,141.0	821.8
Total inventory	18,202.5	16,479.1
Mortgage loans held for sale	1,833.3	2,027.3
Deferred income taxes, net of valuation allowance of $4.1 million and $4.2 million at December 31, 2021 and September 30, 2021, respectively	137.6	155.3
Property and equipment, net	410.4	392.9
Other assets	1,787.5	1,560.6
Goodwill	163.5	163.5
Total assets	$24,999.4	$24,015.9
LIABILITIES
Accounts payable	$1,150.7	$1,177.0
Accrued expenses and other liabilities	2,580.0	2,210.3
Notes payable	5,255.3	5,412.4
Total liabilities	8,986.0	8,799.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 398,162,095 shares issued and 354,277,601 shares outstanding at December 31, 2021 and 397,190,100 shares issued and 356,015,843 shares outstanding at September 30, 2021	4.0	4.0
Additional paid-in capital	3,282.7	3,274.8
Retained earnings	14,705.8	13,644.3
Treasury stock, 43,884,494 shares and 41,174,257 shares at December 31, 2021 and September 30, 2021, respectively, at cost	(2,314.8)	(2,036.6)
Stockholders’ equity	15,677.7	14,886.5
Noncontrolling interests	335.7	329.7
Total equity	16,013.4	15,216.2
Total liabilities and equity	$24,999.4	$24,015.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2021	2020
	(In millions, except per share data) (Unaudited)
Revenues	$7,053.4	$5,933.4
Cost of sales	4,905.7	4,332.5
Selling, general and administrative expense	665.9	585.9
Gain on sale of assets	—	(14.0)
Other (income) expense	(15.5)	(5.3)
Income before income taxes	1,497.3	1,034.3
Income tax expense	351.5	239.1
Net income	1,145.8	795.2
Net income attributable to noncontrolling interests	4.2	3.4
Net income attributable to D.R. Horton, Inc.	$1,141.6	$791.8

Basic net income per common share attributable to D.R. Horton, Inc.	$3.21	$2.17
Weighted average number of common shares	356.1	364.4

Diluted net income per common share attributable to D.R. Horton, Inc.	$3.17	$2.14
Adjusted weighted average number of common shares	360.1	370.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	1,141.6	—	4.2	1,145.8
Exercise of stock options (244,182 shares)	—	5.8	—	—	—	5.8
Stock issued under employee benefit plans (727,813 shares)	—	11.4	—	—	—	11.4
Cash paid for shares withheld for taxes	—	(33.0)	—	—	—	(33.0)
Stock-based compensation expense	—	23.7	—	—	—	23.7
Cash dividends declared ($0.225 per share)	—	—	(80.1)	—	—	(80.1)
Repurchases of common stock (2,710,237 shares)	—	—	—	(278.2)	—	(278.2)
Change of ownership interest in Forestar	—	—	—	—	1.8	1.8
Balances at December 31, 2021 (354,277,601 shares)	$4.0	$3,282.7	$14,705.8	$(2,314.8)	$335.7	$16,013.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2021	2020
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$1,145.8	$795.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19.4	22.9
Stock-based compensation expense	23.7	21.7
Deferred income taxes	17.7	2.9
Inventory and land option charges	4.8	8.3
Gain on sale of assets	—	(14.0)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,003.7)	(591.2)
Increase in residential land and lots – developed, under development, held for development and held for sale	(340.7)	(716.8)
Increase in rental properties	(319.5)	—
Increase in other assets	(221.8)	(125.8)
Decrease in mortgage loans held for sale	194.0	90.1
Increase in accounts payable, accrued expenses and other liabilities	306.2	254.6
Net cash used in operating activities	(174.1)	(252.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(30.9)	(16.3)
Proceeds from sale of assets	—	31.8
Expenditures related to rental properties	—	(86.2)
Payments related to business acquisitions	—	(23.0)
Other investing activities	4.4	2.3
Net cash used in investing activities	(26.5)	(91.4)
FINANCING ACTIVITIES
Proceeds from notes payable	—	494.1
Repayment of notes payable	(0.6)	(400.1)
Payments on mortgage repurchase facility, net	(234.6)	(163.5)
Proceeds from stock associated with certain employee benefit plans	17.2	0.9
Cash paid for shares withheld for taxes	(33.0)	(26.3)
Cash dividends paid	(80.1)	(72.9)
Repurchases of common stock	(303.8)	(53.8)
Net proceeds from issuance of Forestar common stock	0.1	—
Other financing activities	62.8	(0.1)
Net cash used in financing activities	(572.0)	(221.7)
Net decrease in cash, cash equivalents and restricted cash	(772.6)	(565.2)
Cash, cash equivalents and restricted cash at beginning of period	3,237.2	3,040.1
Cash, cash equivalents and restricted cash at end of period	$2,464.6	$2,474.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$64.3	$12.5
Stock issued under employee incentive plans	$66.2	$44.7
Repurchase of common stock not settled	$—	$16.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2021

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its 100% owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of December 31, 2021, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2021, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021.

Reclassifications

During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment and realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. The prior year presentation of the Company’s segment information in Note B and in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been conformed to the current presentation for all periods presented.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022 or subsequent periods.

Pending Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, “Reference Rate Reform,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect them to have a material impact on its consolidated financial statements or related disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 102 markets across 32 states. The Company’s operating segments are its 77 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment to reflect the method by which the chief operating decision makers manage the business, evaluate internal results and allocate financial resources. Additionally, during the fourth quarter of fiscal 2021, the Company realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. Segment information for the three months ended December 31, 2020 has been reclassified to conform to the current presentation.

Homebuilding
Based on the aggregation of the homebuilding operating segments, the Company’s six reporting segments and the states in which it has homebuilding operations are as follows:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

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

Forestar

The Forestar segment is a residential lot development company with operations in 55 markets across 23 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

Rental

The Company’s rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes and then market the community for a bulk sale of rental homes.

Other

In addition to its homebuilding, Forestar, financial services and rental operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, owns non-residential real estate including ranch land and improvements and owns and operates energy-related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other within the Eliminations and Other column in the tables that follow.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,133.4	$162.5	$88.2	$44.2	$13.8	$2,442.1
Restricted cash	12.4	—	9.5	0.6	—	22.5
Inventories:
Construction in progress and finished homes	8,879.5	—	—	—	(136.6)	8,742.9
Residential land and lots — developed and under development	6,366.7	1,854.6	—	—	(58.9)	8,162.4
Land held for development	25.9	105.5	—	—	—	131.4
Land held for sale	24.8	—	—	—	—	24.8
Rental properties	—	—	—	1,161.1	(20.1)	1,141.0
	15,296.9	1,960.1	—	1,161.1	(215.6)	18,202.5
Mortgage loans held for sale	—	—	1,833.3	—	—	1,833.3
Deferred income taxes, net	141.6	—	—	—	(4.0)	137.6
Property and equipment, net	315.5	4.2	3.3	0.7	86.7	410.4
Other assets	1,689.3	35.7	93.3	9.0	(39.8)	1,787.5
Goodwill	134.3	—	—	—	29.2	163.5
	$19,723.4	$2,162.5	$2,027.6	$1,215.6	$(129.7)	$24,999.4
Liabilities
Accounts payable	$1,021.5	$53.5	$—	$75.7	$—	$1,150.7
Accrued expenses and other liabilities	2,316.4	345.7	75.7	8.9	(166.7)	2,580.0
Notes payable	3,291.0	704.9	1,260.0	—	(0.6)	5,255.3
	$6,628.9	$1,104.1	$1,335.7	$84.6	$(167.3)	$8,986.0
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

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
(2)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments related to the Forestar acquisition.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

	Three Months Ended December 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$6,656.4	$—	$—	$—	$—	$6,656.4
Land/lot sales and other	23.0	407.6	—	—	(374.4)	56.2
Rental property sales	—	—	—	156.5	—	156.5
Financial services	—	—	184.3	—	—	184.3
	6,679.4	407.6	184.3	156.5	(374.4)	7,053.4
Cost of sales
Home sales (3)	4,833.9	—	—	—	(37.7)	4,796.2
Land/lot sales and other	17.1	333.6	—	—	(317.7)	33.0
Rental property sales	—	—	—	72.5	(0.8)	71.7
Inventory and land option charges	3.9	0.6	—	0.3	—	4.8
	4,854.9	334.2	—	72.8	(356.2)	4,905.7
Selling, general and administrative expense	497.7	21.5	125.3	18.5	2.9	665.9
Other (income) expense	(6.2)	(1.6)	(8.1)	(4.9)	5.3	(15.5)
Income before income taxes	$1,333.0	$53.5	$67.1	$70.1	$(26.4)	$1,497.3
Summary Cash Flow Information
Depreciation and amortization	$15.4	$0.5	$0.4	$0.1	$3.0	$19.4
Cash (used in) provided by operating activities	$(114.7)	$5.8	$247.5	$(255.9)	$(56.8)	$(174.1)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the results of the Company’s other businesses and the elimination of intercompany transactions.
(3)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

	Three Months Ended December 31, 2020
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$5,698.7	$—	$—	$—	$—	$5,698.7
Land/lot sales and other	17.9	307.1	—	—	(277.5)	47.5
Rental property sales	—	—	—	31.8	(31.8)	—
Financial services	—	—	187.2	—	—	187.2
	5,716.6	307.1	187.2	31.8	(309.3)	5,933.4
Cost of sales
Home sales (3)	4,325.1	—	—	—	(27.7)	4,297.4
Land/lot sales and other	13.7	262.5	—	—	(249.4)	26.8
Rental property sales	—	—	—	17.8	(17.8)	—
Inventory and land option charges	7.9	0.4	—	—	—	8.3
	4,346.7	262.9	—	17.8	(294.9)	4,332.5
Selling, general and administrative expense	449.4	15.5	109.5	9.3	2.2	585.9
Gain on sale of assets	—	—	—	—	(14.0)	(14.0)
Other (income) expense	(2.1)	(0.5)	(6.4)	(3.9)	7.6	(5.3)
Income before income taxes	$922.6	$29.2	$84.1	$8.6	$(10.2)	$1,034.3
Summary Cash Flow Information
Depreciation and amortization	$16.4	$0.7	$0.4	$2.7	$2.7	$22.9
Cash (used in) provided by operating activities	$(269.6)	$(158.7)	$173.1	$(58.9)	$62.0	$(252.1)
______________
(1)Results are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the results of the Company’s other businesses, reconciling amounts between segment and consolidated balances and the elimination of intercompany transactions.
(3)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

Homebuilding Inventories by Reporting Segment (1)	December 31, 2021	September 30, 2021
	(In millions)
Northwest	$1,450.8	$1,307.5
Southwest	2,743.3	2,445.6
South Central	3,772.2	3,479.3
Southeast	3,444.9	3,178.6
East	2,118.3	1,919.6
North	1,558.4	1,368.9
Corporate and unallocated (2)	209.0	208.3
	$15,296.9	$13,907.8
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2021	2020
	(In millions)
Revenues
Northwest	$569.0	$548.0
Southwest	911.6	838.6
South Central	1,694.3	1,363.5
Southeast	1,810.9	1,465.0
East	1,074.9	1,007.7
North	618.7	493.8
	$6,679.4	$5,716.6
Income before Income Taxes
Northwest	$111.8	$86.8
Southwest	159.3	115.2
South Central	354.3	240.0
Southeast	415.4	247.2
East	202.3	170.7
North	89.9	62.7
	$1,333.0	$922.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of December 31, 2021, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended December 31, 2021, compared to $5.6 million of impairment charges recorded in the prior year period.

During the three months ended December 31, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $4.8 million, compared to $2.7 million in the same period of fiscal 2021. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2021	September 30, 2021
	(In millions)
Homebuilding:
Unsecured:
Revolving credit facility	$—	$—
4.375% senior notes due 2022 (1)	349.7	349.6
4.75% senior notes due 2023 (1)	299.6	299.5
5.75% senior notes due 2023 (1)	399.2	399.1
2.5% senior notes due 2024 (1)	497.5	497.3
2.6% senior notes due 2025 (1)	496.5	496.2
1.3% senior notes due 2026 (1)	594.8	594.5
1.4% senior notes due 2027 (1)	495.1	494.9
Other secured notes (2)	158.0	82.2
	3,290.4	3,213.3
Forestar:
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (3)	395.7	395.5
5.0% senior notes due 2028 (3)	296.7	296.5
Other secured notes	12.5	12.5
	704.9	704.5
Financial Services:
Mortgage repurchase facility	1,260.0	1,494.6
Total (4)	$5,255.3	$5,412.4
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $15.4 million and $16.5 million at December 31, 2021 and September 30, 2021, respectively.
(2)Homebuilding other secured notes excludes $0.6 million and $0.7 million of earnest money notes payable to Forestar at December 31, 2021 and September 30, 2021, respectively. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $7.6 million and $8.0 million at December 31, 2021 and September 30, 2021, respectively.
(4)The fair value of notes payable at December 31, 2021 totaled $5.3 billion, of which $3.9 billion was measured using Level 2 inputs and $1.4 billion was measured using Level 3 inputs. The fair value of notes payable at September 30, 2021 totaled $5.5 billion, of which $3.9 billion was measured using Level 2 inputs and $1.6 billion was measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

Homebuilding:

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or LIBOR plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is April 20, 2026. At December 31, 2021, there were no borrowings outstanding and $187.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2021, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2021.

Forestar:

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At December 31, 2021, there were no borrowings outstanding and $66.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $343.7 million.

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

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. At December 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2021.

Financial Services:

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.4 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at December 31, 2021 was $1.633 billion, and its maturity date is February 18, 2022. DHI Mortgage expects to renew and extend the maturity date of the facility.

As of December 31, 2021, $1.7 billion of mortgage loans held for sale with a collateral value of $1.7 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $436.5 million, DHI Mortgage had an obligation of $1.3 billion outstanding under the mortgage repurchase facility at December 31, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the Company’s homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2022 and fiscal 2021, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
	(In millions)
Capitalized interest, beginning of period	$217.7	$207.7
Interest incurred (1)	36.9	40.4
Interest charged to cost of sales	(33.3)	(33.0)
Capitalized interest, end of period	$221.3	$215.1
__________________
(1)    Interest incurred includes interest on the Company's mortgage repurchase facility of $4.0 million and $4.5 million in the three months ended December 31, 2021 and 2020, respectively, and Forestar interest of $8.1 million and $11.5 million in those periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At December 31, 2021, mortgage loans held for sale of $1.83 billion had an aggregate outstanding principal balance of $1.79 billion. At September 30, 2021, mortgage loans held for sale of $2.03 billion had an aggregate outstanding principal balance of $1.97 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the three months ended December 31, 2021 and 2020, mortgage loans originated totaled $3.9 billion and $3.5 billion, respectively, and mortgage loans sold totaled $4.1 billion and $3.6 billion, respectively. The Company had gains on sales of loans and servicing rights of $134.1 million during the three months ended December 31, 2021 compared to $138.9 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the three months ended December 31, 2021, approximately 61% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 30% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At December 31, 2021 and September 30, 2021, the Company had mortgage-backed securities (MBS) totaling $1.2 billion and $834.6 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $1.3 million and $1.1 million, respectively, for the fair value of such MBS position.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2021 and September 30, 2021, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 2 inputs, totaled $1.8 billion and $1.5 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2021 and 2020 was $351.5 million and $239.1 million, respectively. The effective tax rate was 23.5% for the three months ended December 31, 2021 compared to 23.1% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. The federal energy efficient homes tax credit expires for homes closed after December 31, 2021.

The Company’s deferred tax assets, net of deferred tax liabilities, were $141.7 million at December 31, 2021 compared to $159.5 million at September 30, 2021. The Company has a valuation allowance of $4.1 million and $4.2 million at December 31, 2021 and September 30, 2021, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2021	2020
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,141.6	$791.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	356.1	364.4
Effect of dilutive securities:
Employee stock awards	4.0	5.6
Denominator for diluted earnings per share — adjusted weighted average common shares	360.1	370.0
Basic net income per common share attributable to D.R. Horton, Inc.	$3.21	$2.17
Diluted net income per common share attributable to D.R. Horton, Inc.	$3.17	$2.14

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. During the three months ended December 31, 2021, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At December 31, 2021, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

In April 2021, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the prior authorization. The authorization has no expiration date. During the three months ended December 31, 2021, the Company repurchased 2.7 million shares of its common stock for $278.2 million. At December 31, 2021, there was $268.0 million remaining on the repurchase authorization.

During the three months ended December 31, 2021, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, which was paid on December 15, 2021 to stockholders of record on December 6, 2021. In January 2022, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on February 25, 2022 to stockholders of record on February 17, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE J – EMPLOYEE BENEFIT PLANS

Restricted Stock Units (RSUs)

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. RSU awards may be based on performance (performance-based) or on service over a requisite time period (time-based). Performance-based and time-based RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested.

In October 2021, the Company granted 390,000 performance-based RSU equity awards to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2024. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $89.95 per unit. Compensation expense related to this grant was $4.1 million in the three months ended December 31, 2021 based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $21.9 million during the three months ended December 31, 2021 compared to $21.2 million during the three months ended December 31, 2020.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

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

Changes in the Company’s warranty liability during the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
	(In millions)
Warranty liability, beginning of period	$376.3	$310.2
Warranties issued	38.8	33.3
Changes in liability for pre-existing warranties	4.4	2.6
Settlements made	(29.5)	(22.1)
Warranty liability, end of period	$390.0	$324.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $585.2 million and $577.5 million at December 31, 2021 and September 30, 2021, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both December 31, 2021 and September 30, 2021. Expenses related to the Company’s legal contingencies were $12.9 million and $17.4 million in the three months ended December 31, 2021 and 2020, respectively.

Changes in the Company’s legal claims reserves during the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
	(In millions)
Reserves for legal claims, beginning of period	$577.5	$473.8
Increase in reserves	14.5	24.2
Payments	(6.8)	(6.2)
Reserves for legal claims, end of period	$585.2	$491.8

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $107.0 million, $109.5 million and $82.2 million at December 31, 2021, September 30, 2021 and December 31, 2020, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At December 31, 2021, the Company had total deposits of $1.3 billion, consisting of cash deposits of $1.2 billion and promissory notes and surety bonds of $91.9 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $17.1 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $141.5 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.5 billion. A limited number of the homebuilding land and lot purchase contracts at December 31, 2021, representing $87.7 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $87.7 million remaining purchase price subject to specific performance provisions, $64.8 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2021 and 2020, Forestar reimbursed the homebuilding segment $2.7 million and $16.1 million, respectively, for previously paid earnest money and $21.6 million and $20.9 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2021, the Company had outstanding surety bonds of $2.4 billion and letters of credit of $253.5 million to secure performance under various contracts. Of the total letters of credit, $187.2 million were issued under the homebuilding revolving credit facility and $66.3 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2021

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2021 and September 30, 2021 were as follows:

	December 31, 2021	September 30, 2021
	(In millions)
Earnest money and refundable deposits	$1,278.9	$1,079.8
Insurance receivables	107.0	109.5
Other receivables	154.3	153.6
Prepaid assets	70.4	51.6
Contract assets - insurance agency commissions	60.8	58.6
Lease right of use assets	38.1	35.6
Interest rate lock commitments	24.6	17.9
Mortgage servicing rights	8.3	4.1
Other	45.1	49.9
	$1,787.5	$1,560.6

The Company’s accrued expenses and other liabilities at December 31, 2021 and September 30, 2021 were as follows:

	December 31, 2021	September 30, 2021
	(In millions)
Reserves for legal claims	$585.2	$577.5
Employee compensation and related liabilities	428.1	492.1
Warranty liability	390.0	376.3
Customer deposits	218.2	193.4
Inventory related accruals	274.5	261.2
Federal and state income tax liabilities	430.5	88.2
Accrued property taxes	32.2	51.0
Lease liabilities	39.3	37.0
Accrued interest	37.2	31.5
Other	144.8	102.1
	$2,580.0	$2,210.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2021. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 102 markets across 32 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $150,000 to more than $1,000,000, with an average closing price of $361,800 during the three months ended December 31, 2021. Approximately 91% of our home sales revenue in the three months ended December 31, 2021 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

At December 31, 2021, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across our homebuilding operating footprint.

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

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes and then market the community for a bulk sale of rental homes.

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other.

OVERVIEW

During the three months ended December 31, 2021, the number and value of our net sales orders increased 5% and 29%, respectively, compared to the prior year period. During the three months ended December 31, 2021, our number of homes closed decreased 2%, while our home sales revenues increased 17% compared to the prior year. Our consolidated revenues increased 19% to $7.1 billion compared to $5.9 billion in the prior year period. Our pre-tax income was $1.5 billion in the three months ended December 31, 2021 compared to $1.0 billion in the prior year period, and our pre-tax operating margin was 21.2% compared to 17.4%. Net income was $1.1 billion in the three months ended December 31, 2021 compared to $795.2 million in the prior year period, and our diluted earnings per share was $3.17 compared to $2.14.

In the trailing twelve months ended December 31, 2021, our return on equity (ROE) was 32.4% compared to 24.4% in the prior year period, and our homebuilding return on inventory (ROI) was 38.5% compared to 27.9%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During 2020, the impacts of the COVID-19 pandemic significantly disrupted economic activity across the United States. As economic activity resumed, demand for our homes improved significantly and has remained strong throughout fiscal 2021 and into fiscal 2022. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and the limited supply of homes at affordable price points across most of our markets. We are well-positioned for increased demand with our affordable product offerings, lot supply and housing inventory. However, multiple disruptions in the supply chain, combined with the strong demand for new homes, have resulted in shortages in certain building materials, which, together with tightness in the labor market, has caused our construction cycle to lengthen. We have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders as necessary in our communities in the near term to match our production levels.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 76% of the lots owned and controlled at both December 31, 2021 and September 30, 2021 compared to 72% at December 31, 2020. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to continue to increase the controlled portion of our lot pipeline.

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

STRATEGY

Our operating strategy focuses on enhancing long-term value to our shareholders by leveraging our financial and competitive position to maximize the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions. Our strategy remains consistent and includes the following initiatives:
•Developing and retaining highly experienced and productive teams of personnel throughout our company that are aligned and focused on continuous improvement in our operational execution and financial performance.
•Maintaining a significant cash balance and strong overall liquidity position while controlling our level of debt.
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
•Opportunistically evaluating potential acquisitions to enhance our operating platform.

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2021, as compared to the same period of 2020, were as follows:

Homebuilding:
•Homebuilding revenues increased 17% to $6.7 billion compared to $5.7 billion.
•Homes closed decreased 2% to 18,396 homes, while the average closing price of those homes increased 19% to $361,800.
•Net sales orders increased 5% to 21,522 homes, and the value of net sales orders increased 29% to $8.3 billion.
•Sales order backlog increased 3% to 29,347 homes, and the value of sales order backlog increased 24% to $11.1 billion.
•Home sales gross margin was 27.4% compared to 24.1%.
•Homebuilding SG&A expense was 7.5% of homebuilding revenues compared to 7.9%.
•Homebuilding pre-tax income was $1.3 billion compared to $922.6 million.
•Homebuilding pre-tax income was 20.0% of homebuilding revenues compared to 16.1%.
•Homebuilding cash and cash equivalents totaled $2.1 billion compared to $3.0 billion and $2.1 billion at September 30, 2021 and December 31, 2020, respectively.
•Homebuilding inventories totaled $15.3 billion compared to $13.9 billion and $12.1 billion at September 30, 2021 and December 31, 2020, respectively.
•Homes in inventory totaled 54,800 compared to 47,800 and 42,100 at September 30, 2021 and December 31, 2020, respectively.
•Owned lots totaled 131,900 compared to 127,800 and 122,000 at September 30, 2021 and December 31, 2020, respectively. Lots controlled through purchase contracts increased to 419,500 from 402,500 and 318,700 at September 30, 2021 and December 31, 2020, respectively.
•Homebuilding debt was $3.3 billion compared to $3.2 billion and $2.6 billion at September 30, 2021 and December 31, 2020, respectively.
•Homebuilding debt to total capital was 17.3% compared to 17.8% and 17.3% at September 30, 2021 and December 31, 2020, respectively. Net homebuilding debt to total capital was 6.9% compared to 1.7% and 3.9% at September 30, 2021 and December 31, 2020, respectively.

Forestar:
•Forestar’s revenues increased 33% to $407.6 million compared to $307.1 million. Revenues in the current and prior year quarters included $330.1 million and $294.2 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 27% to 4,516 compared to 3,567. Lots sold to D.R. Horton totaled 4,014 compared to 3,389.
•Forestar’s pre-tax income was $53.5 million compared to $29.2 million.
•Forestar’s pre-tax income was 13.1% of revenues compared to 9.5%.
•Forestar’s cash and cash equivalents totaled $162.5 million compared to $153.6 million and $237.4 million at September 30, 2021 and December 31, 2020, respectively.
•Forestar’s inventories totaled $2.0 billion compared to $1.9 billion and $1.5 billion at September 30, 2021 and December 31, 2020, respectively.
•Forestar’s owned and controlled lots totaled 103,300 compared to 97,000 and 77,500 at September 30, 2021 and December 31, 2020, respectively. Of these lots, 38,300 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 39,200 and 34,900 at September 30, 2021 and December 31, 2020, respectively.
•Forestar’s debt was $704.9 million compared to $704.5 million and $654.1 million at September 30, 2021 and December 31, 2020, respectively.
•Forestar’s debt to total capital was 40.0% compared to 41.0% and 42.3% at September 30, 2021 and December 31, 2020, respectively. Forestar’s net debt to total capital was 33.9% compared to 35.2% and 31.8% at September 30, 2021 and December 31, 2020, respectively.

Financial Services:
•Financial services revenues decreased 2% to $184.3 million compared to $187.2 million.
•Financial services pre-tax income decreased 20% to $67.1 million compared to $84.1 million.
•Financial services pre-tax income was 36.4% of financial services revenues compared to 44.9%.

Consolidated Results:
•Consolidated revenues increased 19% to $7.1 billion compared to $5.9 billion.
•Consolidated pre-tax income increased 45% to $1.5 billion compared to $1.0 billion.
•Consolidated pre-tax income was 21.2% of consolidated revenues compared to 17.4%.
•Income tax expense was $351.5 million compared to $239.1 million, and our effective tax rate was 23.5% compared to 23.1%.
•Net income attributable to D.R. Horton increased 44% to $1.1 billion compared to $791.8 million.
•Diluted net income per common share attributable to D.R. Horton increased 48% to $3.17 compared to $2.14.
•Stockholders’ equity was $15.7 billion compared to $14.9 billion and $12.5 billion at September 30, 2021 and December 31, 2020, respectively.
•Book value per common share increased to $44.25 compared to $41.81 and $34.33 at September 30, 2021 and December 31, 2020, respectively.
•Debt to total capital was 25.1% compared to 26.7% and 25.3% at September 30, 2021 and December 31, 2020, respectively. Net debt to total capital was 15.2% compared to 12.9% and 12.4% at September 30, 2021 and December 31, 2020, respectively.

RESULTS OF OPERATIONS - HOMEBUILDING
We conduct our homebuilding operations in the geographic regions, states and markets listed below, and we conduct our financial services operations in most of these markets. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		South Central Region
Colorado	Colorado Springs	Oklahoma	Oklahoma City
	Denver		Tulsa
	Fort Collins	Texas	Austin
Oregon	Bend		Beaumont
	Eugene/Springfield		Bryan/College Station
	Portland/Salem		Corpus Christi
Utah	Salt Lake City		Dallas
	St. George		Fort Worth
Washington	Seattle/Tacoma/Everett/Olympia		Houston
	Spokane		Killeen/Temple/Waco
	Vancouver		Lubbock
Midland/Odessa
	Southwest Region		New Braunfels/San Marcos
Arizona	Phoenix		San Antonio
Tucson
California	Bakersfield		East Region
	Bay Area	Georgia	Atlanta
	Fresno/Tulare		Augusta
	Los Angeles County		Savannah
	Modesto/Merced/Stockton	North Carolina	Asheville
	Riverside County		Charlotte
	Sacramento		Greensboro/Winston-Salem
	San Bernardino County		Raleigh/Durham
	San Diego County		Wilmington
Hawaii	Oahu	South Carolina	Charleston
Nevada	Las Vegas		Columbia
	Reno		Greenville/Spartanburg
New Mexico	Albuquerque		Hilton Head
Myrtle Beach
	Southeast Region	Tennessee	Chattanooga
Alabama	Birmingham		Knoxville
	Huntsville		Memphis
	Mobile/Baldwin County		Nashville
Montgomery
	Tuscaloosa		North Region
Florida	Fort Myers/Naples	Delaware	Central Delaware
	Gainesville		Northern Delaware
	Jacksonville	Illinois	Chicago
	Lakeland	Indiana	Fort Wayne
	Melbourne/Vero Beach		Indianapolis
	Miami/Fort Lauderdale		Northwest Indiana
	Ocala	Iowa	Des Moines
	Orlando		Iowa City/Cedar Rapids
	Pensacola/Panama City	Kentucky	Louisville
	Port St. Lucie	Maryland	Baltimore
	Tallahassee		Suburban Washington, D.C.
	Tampa/Sarasota		Western Maryland
	Volusia County	Minnesota	Minneapolis/St. Paul
	West Palm Beach	Nebraska	Omaha
Louisiana	Baton Rouge	New Jersey	Northern New Jersey
	Lake Charles/Lafayette		Southern New Jersey
Mississippi	Gulf Coast	Ohio	Cincinnati
Columbus
		Pennsylvania	Central Pennsylvania
Philadelphia
		Virginia	Northern Virginia
Southern Virginia
		West Virginia	Eastern West Virginia

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2021 and 2020. During the fourth quarter of fiscal 2021, we reassessed our operating segments and reportable segments and realigned the aggregation of our homebuilding operating segments into six new reportable segments to better allocate our homebuilding operating segments across geographic reporting regions. Segment information for the three months ended December 31, 2020 has been reclassified to conform to the current presentation.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Northwest	1,228	997	23%	$657.1	$470.8	40%	$535,100	$472,200	13%
Southwest	2,301	2,228	3%	1,183.8	906.7	31%	514,500	407,000	26%
South Central	5,862	6,172	(5)%	1,946.2	1,675.8	16%	332,000	271,500	22%
Southeast	6,394	5,930	8%	2,284.8	1,727.4	32%	357,300	291,300	23%
East	3,980	3,678	8%	1,454.9	1,118.8	30%	365,600	304,200	20%
North	1,757	1,413	24%	729.6	516.5	41%	415,300	365,500	14%
	21,522	20,418	5%	$8,256.4	$6,416.0	29%	$383,600	$314,200	22%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2021	2020	2021	2020	2021	2020
Northwest	148	167	$77.2	$77.3	11%	14%
Southwest	443	399	205.3	146.8	16%	15%
South Central	1,339	1,305	433.7	342.6	19%	17%
Southeast	1,083	1,431	361.0	401.5	14%	19%
East	661	863	225.2	246.7	14%	19%
North	246	243	97.7	82.7	12%	15%
	3,920	4,408	$1,400.1	$1,297.6	15%	18%
 ________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 5% in the three months ended December 31, 2021 compared to the prior year period. The value of net sales orders increased 29% to $8.3 billion (21,522 homes) compared to $6.4 billion (20,418 homes) in the prior year period, primarily due to the increase in our average selling price. The average selling price of net sales orders during the three months ended December 31, 2021 was $383,600, up 22% from the prior year period.

During fiscal 2021 and in the first quarter of fiscal 2022, demand for homes remained strong. However, multiple disruptions in the supply chain, combined with the strong demand for new homes, have resulted in shortages in certain building materials, which, together with tightness in the labor market, has caused our construction cycle to lengthen. As a result, we have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders as necessary in our communities in the near term to match our production levels. Although these challenges may persist to some degree for some time, we currently expect to close more homes in fiscal 2022 than we closed in fiscal 2021.

The markets contributing most to the increase in sales volume in the Northwest were Salt Lake City and Portland, and those contributing most to the increase in the North were Indianapolis and Suburban Washington, D.C.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 15% in the three months ended December 31, 2021 compared to 18% in the prior year period.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Northwest	1,157	1,334	(13)%	$605.9	$616.7	(2)%	$523,700	$462,300	13%
Southwest	3,795	3,828	(1)%	1,768.2	1,419.0	25%	465,900	370,700	26%
South Central	9,158	8,289	10%	3,079.2	2,250.0	37%	336,200	271,400	24%
Southeast	8,389	7,594	10%	3,009.2	2,231.8	35%	358,700	293,900	22%
East	5,069	5,038	1%	1,849.6	1,542.2	20%	364,900	306,100	19%
North	1,779	2,404	(26)%	751.0	875.1	(14)%	422,100	364,000	16%
	29,347	28,487	3%	$11,063.1	$8,934.8	24%	$377,000	$313,600	20%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Northwest	1,025	1,207	(15)%	$548.9	$547.1	—%	$535,500	$453,300	18%
Southwest	1,944	2,142	(9)%	911.5	829.0	10%	468,900	387,000	21%
South Central	5,437	5,221	4%	1,692.3	1,362.5	24%	311,300	261,000	19%
Southeast	5,324	5,258	1%	1,810.3	1,464.3	24%	340,000	278,500	22%
East	3,128	3,497	(11)%	1,074.7	1,003.1	7%	343,600	286,800	20%
North	1,538	1,414	9%	618.7	492.7	26%	402,300	348,400	15%
	18,396	18,739	(2)%	$6,656.4	$5,698.7	17%	$361,800	$304,100	19%

Home Sales Revenue

Revenues from home sales increased 17% to $6.7 billion (18,396 homes closed) for the three months ended December 31, 2021 from $5.7 billion (18,739 homes closed) in the prior year period. Home sales revenues increased in all of our regions, primarily due to an increase in average selling price.

The number of homes closed decreased 2% in the three months ended December 31, 2021 compared to the prior year period, reflecting the effect of supply chain disruptions in recent quarters. In regions with a decrease in closings volume, the markets contributing most to the decreases were as follows: the Seattle and Portland markets in the Northwest; the Las Vegas market in the Southwest; and the Atlanta market in the East.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2021	2020
Gross profit – home sales	27.4%	24.1%
Gross profit – land/lot sales and other	25.7%	23.5%
Inventory and land option charges	(0.1)%	(0.1)%
Gross profit – total homebuilding	27.3%	24.0%
Selling, general and administrative expense	7.5%	7.9%
Other (income) expense	(0.1)%	—%
Homebuilding pre-tax income	20.0%	16.1%

Home Sales Gross Profit

Gross profit from home sales increased to $1.8 billion in the three months ended December 31, 2021 from $1.4 billion in the prior year period and increased 330 basis points to 27.4% as a percentage of home sales revenues. The percentage increase resulted from improvements of 310 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels, we would expect our gross profit margins to also decline.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $23.0 million and $17.9 million in the three months ended December 31, 2021 and 2020, respectively.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2021, our homebuilding operations had $24.8 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As of December 31, 2021, we determined that no communities were impaired, and no impairment charges were recorded during the three months ended December 31, 2021 compared to $5.6 million of impairment charges recorded in the prior year period.

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

During the three months ended December 31, 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $3.9 million compared to $2.3 million in the same period of fiscal 2020.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 11% to $497.7 million in the three months ended December 31, 2021 from $449.4 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 7.5% and 7.9% in the three months ended December 31, 2021 and 2020, respectively.

Employee compensation and related costs were $409.6 million and $356.0 million in the three months ended December 31, 2021 and 2020, respectively, representing 82% and 79% of SG&A costs in those periods. These costs increased 15% in the three months ended December 31, 2021 from the prior year period. Our homebuilding operations employed 8,699 and 7,583 people at December 31, 2021 and 2020, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $24.8 million and $24.4 million in the three months ended December 31, 2021 and 2020, respectively. Interest charged to cost of sales was 0.7% and 0.8% of total cost of sales (excluding inventory and land option charges), respectively, in those periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $6.2 million and $2.1 million in the three months ended December 31, 2021 and 2020, respectively. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2021			2020
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as a Percentage of Homebuilding Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as a Percentage of Homebuilding Revenues
	(In millions)
Northwest	$569.0	$111.8	19.6%	$548.0	$86.8	15.8%
Southwest	911.6	159.3	17.5%	838.6	115.2	13.7%
South Central	1,694.3	354.3	20.9%	1,363.5	240.0	17.6%
Southeast	1,810.9	415.4	22.9%	1,465.0	247.2	16.9%
East	1,074.9	202.3	18.8%	1,007.7	170.7	16.9%
North	618.7	89.9	14.5%	493.8	62.7	12.7%
	$6,679.4	$1,333.0	20.0%	$5,716.6	$922.6	16.1%
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

Northwest Region — Homebuilding revenues increased 4% in the three months ended December 31, 2021 compared to the prior year period, due to increases in the average selling price of homes closed in all markets, while the number of homes closed decreased, particularly in the Seattle and Portland markets. The region generated pre-tax income of $111.8 million in the three months ended December 31, 2021 compared to $86.8 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 480 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in the three months ended December 31, 2021 compared to the prior year period due to increases in employee compensation and related costs.

Southwest Region — Homebuilding revenues increased 9% in the three months ended December 31, 2021 compared to the prior year period, primarily due to increases in the average selling price of homes closed in most markets, while the number of homes closed decreased, particularly in the Las Vegas market. The region generated pre-tax income of $159.3 million in the three months ended December 31, 2021 compared to $115.2 million in the prior year period. Home sales gross profit percentage increased by 350 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in the three months ended December 31, 2021 compared to the prior year period.

South Central Region — Homebuilding revenues increased 24% in the three months ended December 31, 2021 compared to the prior year period, primarily due to increases in the average selling price of homes closed in all markets, as well as a slight increase in the number of homes closed. The region generated pre-tax income of $354.3 million in the three months ended December 31, 2021 compared to $240.0 million in the prior year period. Home sales gross profit percentage increased by 250 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 24% in the three months ended December 31, 2021 compared to the prior year period, primarily due to increases in the average selling price of homes closed in all markets, as well as a slight increase in the number of homes closed. The region generated pre-tax income of $415.4 million in the three months ended December 31, 2021 compared to $247.2 million in the prior year period. Home sales gross profit percentage increased by 460 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 90 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 7% in the three months ended December 31, 2021 compared to the prior year period, due to increases in the average selling price of homes closed in all markets, while the number of homes closed decreased, particularly in the Atlanta market. The region generated pre-tax income of $202.3 million in the three months ended December 31, 2021 compared to $170.7 million in the prior year period. Home sales gross profit percentage increased by 170 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2021 compared to the prior year period.

North Region — Homebuilding revenues increased 25% in the three months ended December 31, 2021 compared to the prior year period, primarily due to increases in the average selling price of homes closed in all markets, as well as increases in the number of homes closed in several markets. The region generated pre-tax income of $89.9 million in the three months ended December 31, 2021 compared to $62.7 million in the prior year period. Home sales gross profit percentage increased by 200 basis points in the three months ended December 31, 2021 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses were unchanged in the three months ended December 31, 2021 compared to the prior year period as employee compensation and related costs increased at a similar rate as revenues.

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

Our homebuilding segment’s inventories at December 31, 2021 and September 30, 2021 are summarized as follows:

	As of December 31, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$667.3	$781.5	$—	$2.0	$1,450.8
Southwest	1,330.1	1,387.0	7.0	19.2	2,743.3
South Central	2,208.1	1,563.7	0.3	0.1	3,772.2
Southeast	2,222.0	1,209.9	13.0	—	3,444.9
East	1,296.4	820.5	—	1.4	2,118.3
North	1,032.1	519.2	5.3	1.8	1,558.4
Corporate and unallocated (1)	123.5	84.9	0.3	0.3	209.0
	$8,879.5	$6,366.7	$25.9	$24.8	$15,296.9

	As of September 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$609.6	$685.4	$—	$12.5	$1,307.5
Southwest	1,113.5	1,315.8	6.9	9.4	2,445.6
South Central	1,977.4	1,501.5	0.4	—	3,479.3
Southeast	2,002.4	1,160.1	16.1	—	3,178.6
East	1,124.6	792.3	1.3	1.4	1,919.6
North	901.4	460.4	5.3	1.8	1,368.9
Corporate and unallocated (1)	119.1	88.5	0.4	0.3	208.3
	$7,848.0	$6,004.0	$30.4	$25.4	$13,907.8
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2021 and September 30, 2021 are summarized as follows:

	As of December 31, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	10,500	32,300	42,800	3,000
Southwest	23,500	35,200	58,700	6,500
South Central	44,000	67,600	111,600	15,900
Southeast	26,400	129,900	156,300	15,500
East	18,100	98,200	116,300	8,400
North	9,400	56,300	65,700	5,500
	131,900	419,500	551,400	54,800
	24%	76%	100%

	As of September 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	9,000	31,400	40,400	2,600
Southwest	22,800	34,300	57,100	5,500
South Central	42,800	79,000	121,800	14,000
Southeast	26,700	125,500	152,200	13,600
East	17,300	83,100	100,400	7,300
North	9,200	49,200	58,400	4,800
	127,800	402,500	530,300	47,800
	24%	76%	100%
___________________

(1)Land/lots owned included approximately 30,100 and 30,800 owned lots that are fully developed and ready for home construction at December 31, 2021 and September 30, 2021, respectively. Land/lots owned also included land held for development representing 600 and 1,300 lots at December 31, 2021 and September 30, 2021, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2021 and September 30, 2021 was $17.1 billion and $15.5 billion, respectively, secured by earnest money deposits of $1.3 billion and $1.1 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2021 and September 30, 2021 included $1.5 billion and $1.6 billion, respectively, related to lot purchase contracts with Forestar, secured by $141.5 million and $151.0 million, respectively, of earnest money.
(3)Lots controlled at December 31, 2021 included approximately 38,300 lots owned or controlled by Forestar, 20,000 of which our homebuilding divisions have under contract to purchase and 18,300 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 16,700 lots were in our Southeast region, 6,900 lots were in our East region, 5,700 lots were in our Southwest, 4,300 lots were in our South Central region, 3,400 lots were in our North region and 1,300 lots were in our Northwest region. Lots controlled at September 30, 2021 included approximately 39,200 lots owned or controlled by Forestar, 21,000 of which our homebuilding divisions had under contract to purchase and 18,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 25,600 and 21,700 of our homes in inventory were unsold at December 31, 2021 and September 30, 2021, respectively. At December 31, 2021, approximately 1,000 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. At September 30, 2021, approximately 900 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both December 31, 2021 and September 30, 2021.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at December 31, 2021, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 55 markets across 23 states as of December 31, 2021. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
	(In millions)
Residential lot sales	$404.1	$307.0
Tract sales and other	3.5	0.1
Total revenues	$407.6	$307.1
Cost of sales	334.2	262.9
Selling, general and administrative expense	21.5	15.5
Other (income) expense	(1.6)	(0.5)
Income before income taxes	$53.5	$29.2

Residential land and lot sales primarily consist of the sale of single-family lots to local, regional and national homebuilders. During the three months ended December 31, 2021 and 2020, Forestar’s lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Three Months Ended December 31,
	2021	2020
	($ in millions)
Total residential single-family lots sold	4,516	3,567
Residential single-family lots sold to D.R. Horton	4,014	3,389
Residential lot sales revenues from sales to D.R. Horton	$330.1	$294.2

SG&A expense for the three months ended December 31, 2021 and 2020 included charges of $1.0 million and $1.1 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

At December 31, 2021, Forestar owned directly or controlled through land and lot purchase contracts approximately 103,300 residential lots, of which 4,900 are fully developed. Approximately 38,300 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton, and 1,000 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
	2021	2020	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,089	12,722	(5)%
Number of homes closed by D.R. Horton	18,396	18,739	(2)%
Percentage of D.R. Horton homes financed by DHI Mortgage	66%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	12,111	12,738	(5)%
Total number of loans originated or brokered by DHI Mortgage	12,414	13,073	(5)%
Captive business percentage	98%	97%
Loans sold by DHI Mortgage to third parties	13,071	13,458	(3)%

	Three Months Ended December 31,
	2021	2020	% Change
	(In millions)
Loan origination and other fees	$9.5	$11.1	(14)%
Gains on sale of mortgage loans and mortgage servicing rights	134.1	138.9	(3)%
Servicing income	0.5	2.4	(79)%
Total mortgage operations revenues	144.1	152.4	(5)%
Title policy premiums	40.2	34.8	16%
Total revenues	184.3	187.2	(2)%
General and administrative expense	125.3	109.5	14%
Other (income) expense	(8.1)	(6.4)	27%
Financial services pre-tax income	$67.1	$84.1	(20)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2021	2020
General and administrative expense	68.0%	58.5%
Other (income) expense	(4.4)%	(3.4)%
Financial services pre-tax income	36.4%	44.9%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2021, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased 5% from the prior year period due to a decrease in the number of homes closed by our homebuilding operations and in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 98% and 97% of DHI Mortgage loan originations in the three months ended December 31, 2021 and 2020, respectively. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold decreased 3% in the three months ended December 31, 2021 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2021 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the three months ended December 31, 2021, approximately 61% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 30% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 5% to $144.1 million in the three months ended December 31, 2021 from $152.4 million in the prior year period, primarily due to the decrease in mortgage loan originations. Revenues from our title operations increased 16% to $40.2 million in the three months ended December 31, 2021 from $34.8 million in the prior year period, primarily due to an increase in the average premium collected on closing transactions.

General and administrative (G&A) expense related to our financial services operations increased 14% to $125.3 million in the three months ended December 31, 2021 from $109.5 million in the prior year period. As a percentage of financial services revenues, G&A expense was 68.0% in the three months ended December 31, 2021 compared to 58.5% in the prior year period. The increase was primarily due to an increase in the number of employees to support increased volume in the fourth quarter of fiscal 2021 and expected increased volume for the remainder of fiscal 2022. Additionally, fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,942 and 2,403 people at December 31, 2021 and 2020, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue decrease from a lower volume of mortgage originations and an increase in employee related G&A expenses, pre-tax income from our financial services operations decreased 20% to $67.1 million in the three months ended December 31, 2021 from $84.1 million in the prior year period.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. We primarily focus on constructing garden style multi-family rental communities, which typically accommodate 200 to 400 dwelling units, in high growth suburban markets. The single-family rental operations primarily construct and lease single-family homes and then market the community for a bulk sale of rental homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the three months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended December 31,
	2021	2020
	(In millions)
Revenues
Single-family rental	$80.3	$31.8
Multi-family rental	76.2	—
Total revenues	156.5	31.8
Cost of sales
Single-family rental	36.4	17.8
Multi-family rental	36.4	—
Total cost of sales	72.8	17.8
Selling, general and administrative expense	18.5	9.3
Other (income) expense	(4.9)	(3.9)
Income before income taxes	$70.1	$8.6

During the three months ended December 31, 2021, we sold one multi-family rental property for $76.2 million (350 total units). There were no sales of multi-family rental properties during the prior year quarter. During the three months ended December 31, 2021, we sold two single-family rental properties (225 total homes) for $80.3 million compared to one property sold (124 total homes) for $31.8 million in the prior year quarter.

At December 31, 2021, our rental property inventory of $1.2 billion included $519.2 million of inventory related to our multi-family rental operations and $641.9 million of inventory related to our single-family rental operations. At December 31, 2021, we had 16 multi-family rental properties, consisting of 4,870 units, under active construction and one community, consisting of 130 units, that was substantially complete and in the lease-up phase. At December 31, 2021, our single-family rental properties (74 total communities) included 4,800 homes and finished lots, of which 1,100 homes were completed, and 3,400 expected lots that were unimproved or under development.

At September 30, 2021, our rental property inventory of $840.9 million included $425.1 million of assets related to our multi-family rental operations and $415.8 million of assets related to our single-family rental operations. At September 30, 2021, we had 15 multi-family rental properties, consisting of 4,340 units, under active construction and one community, consisting of 350 units, that was substantially complete and in the lease-up phase. At September 30, 2021, our single-family rental properties (55 total communities) included 2,650 homes and finished lots, of which 865 homes were completed, and 3,200 expected lots that were unimproved or under development.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $10.7 million in the three months ended December 31, 2021 compared to $6.2 million in the prior year period.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2021 was $1.5 billion compared to $1.0 billion in the prior year period. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased average selling prices and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three months ended December 31, 2021 and 2020 was $351.5 million and $239.1 million, respectively. Our effective tax rate was 23.5% for the three months ended December 31, 2021 compared to 23.1% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. The federal energy efficient homes tax credit expires for homes closed after December 31, 2021.

Our deferred tax assets, net of deferred tax liabilities, were $141.7 million at December 31, 2021 compared to $159.5 million at September 30, 2021. We have a valuation allowance of $4.1 million and $4.2 million at December 31, 2021 and September 30, 2021, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

We have continued to increase our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations and grow our revenues and profitability. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. We are maintaining significant homebuilding cash balances to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

As of December 31, 2021, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.3 billion, with $1.8 billion payable within 12 months, including $1.3 billion outstanding under the mortgage repurchase facility. At December 31, 2021, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 25.1% compared to 26.7% at September 30, 2021 and 25.3% at December 31, 2020. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 15.2% at December 31, 2021 compared to 12.9% at September 30, 2021 and 12.4% and December 31, 2020.

At December 31, 2021, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.3% compared to 17.8% at September 30, 2021 and 17.3% at December 31, 2020. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 6.9% at December 31, 2021 compared to 1.7% at September 30, 2021 and 3.9% at December 31, 2020. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain significantly lower than 30% throughout fiscal 2022. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At December 31, 2021, we had outstanding letters of credit of $253.5 million and surety bonds of $2.4 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At December 31, 2021, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2021, cash and cash equivalents of our homebuilding segment totaled $2.1 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the revolving credit commitment. Letters of credit issued under the facility reduce the available borrowing capacity. The interest rate on borrowings under the revolving credit facility may be based on either the Prime Rate or London Interbank Offered Rate (LIBOR) plus an applicable margin, as defined in the credit agreement governing the facility. The maturity date of the facility is April 20, 2026. At December 31, 2021, there were no borrowings outstanding and $187.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2021, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $3.15 billion principal amount of homebuilding senior notes outstanding as of December 31, 2021 that mature from September 2022 through October 2027. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2021, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. During the three months ended December 31, 2021, we repurchased 2.7 million shares of our common stock for $278.2 million. At December 31, 2021, the full amount of the debt repurchase authorization was remaining, and $268.0 million of the stock repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At December 31, 2021, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 40.0% compared to 41.0% at September 30, 2021 and 42.3% at December 31, 2020. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 33.9% compared to 35.2% at September 30, 2021 and 31.8% at December 31, 2020.

Cash and Cash Equivalents — At December 31, 2021, Forestar had cash and cash equivalents of $162.5 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the revolving credit commitment. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on Forestar’s book value of its real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At December 31, 2021, there were no borrowings outstanding and $66.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $343.7 million.

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

Unsecured Debt — As of December 31, 2021, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. At December 31, 2021, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at December 31, 2021, and the authorization has no expiration date.

Issuance of Common Stock — During the three months ended December 31, 2021, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At December 31, 2021, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2021, cash and cash equivalents of our financial services operations totaled $88.2 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.4 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at December 31, 2021 was $1.633 billion, and its maturity date is February 18, 2022. DHI Mortgage expects to renew and extend the maturity date of the facility.

As of December 31, 2021, $1.7 billion of mortgage loans held for sale with a collateral value of $1.7 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $436.5 million, DHI Mortgage had an obligation of $1.3 billion outstanding under the mortgage repurchase facility at December 31, 2021 at a 2.1% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee our homebuilding debt. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2021, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

Cash and Cash Equivalents — At December 31, 2021, cash and cash equivalents of our rental operations segment totaled $44.2 million. During fiscal 2021 and through the first quarter of fiscal 2022, we substantially increased the investment in our rental operations. The inventory in our rental segment totaled $1.2 billion at December 31, 2021 compared to $840.9 million at September 30, 2021 and $385.6 million at December 31, 2020. To date, we have funded our rental operations with capital from our homebuilding operations. Our rental operations had no debt outstanding at December 31, 2021; however, we are currently exploring bank debt financing to fund a portion of the expected future growth. Over the longer term, as our rental operations continue to grow, we plan to evaluate additional capital sources to fund future growth opportunities.

Operating Cash Flow Activities

In the three months ended December 31, 2021, net cash used in operating activities was $174.1 million compared to $252.1 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $255.9 million and $114.7 million of cash used in our rental and homebuilding segments, respectively, partially offset by $247.5 million and $5.8 million of cash provided by our financial services and Forestar segments. The most significant source of cash provided by operating activities in both periods was net income.

Cash used to increase construction in progress and finished home inventory was $1.0 billion in the current year period compared to $591.2 million in the prior year period. In both periods, the expenditures were made to increase our homes in inventory in response to the strength of homebuyer demand. Cash used to increase residential land and lots was $340.7 million in the current year period compared to $716.8 million in the prior year period. Of these amounts, $55.5 million and $218.5 million, respectively, related to Forestar.

During the three months ended December 31, 2021, we increased our single-family and multi-family rental properties by $319.5 million, which is reflected as cash used in operating activities. Prior to the change in presentation of rental operations, as discussed in Note A to the accompanying financial statements, cash activities related to rental properties were presented as investing activities. During the three month period ended December 31, 2020, expenditures related to rental properties were $86.2 million and are reflected as cash used in investing activities.

Investing Cash Flow Activities

In the three months ended December 31, 2021, net cash used in investing activities was $26.5 million compared to $91.4 million in the prior year period. In the current year period, uses of cash included purchases of property and equipment totaling $30.9 million. In the prior year period, uses of cash included expenditures related to our rental operations totaling $86.2 million, the acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $16.3 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2021, net cash used in financing activities was $572.0 million, consisting primarily of cash used to repurchase shares of our common stock of $303.8 million, net payments of $234.6 million on our mortgage repurchase facility and payment of cash dividends totaling $80.1 million.

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

During the three months ended December 31, 2021, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, which was paid on December 15, 2021 to stockholders of record on December 6, 2021. In January 2022, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on February 25, 2022 to stockholders of record on February 17, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of December 31, 2021, D.R. Horton, Inc. had $3.15 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

The enforceability of the obligations of the Guarantor Subsidiaries under their guarantees may be subject to review under applicable federal or state laws relating to fraudulent conveyance or transfer, voidable preference and similar laws affecting the rights of creditors generally. In certain circumstances, a court could void the guarantees, subordinate amounts owing under the guarantees or order other relief detrimental to the holders of our guaranteed obligations. The indentures governing our homebuilding senior notes contain a “savings clause,” which limits the liability of each Guarantor on its guarantee to the maximum amount that such Guarantor can incur without risk that its guarantee will be subject to avoidance as a fraudulent transfer. This provision may not be effective to protect such guarantees from fraudulent transfer challenges or, if it does, it may reduce such Guarantor’s obligation such that the remaining amount due and collectible under the guarantees would not suffice, if necessary, to pay the notes in full when due.

The following tables present summarized financial information for D.R. Horton, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among D.R. Horton, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	December 31, 2021	September 30, 2021
	(In millions)
Assets
Cash	$2,073.2	$2,893.3
Inventories	15,683.3	14,203.2
Amount due from Non-Guarantor Subsidiaries	704.4	592.4
Total assets	20,710.2	19,724.9
Liabilities & Stockholders’ Equity
Notes payable	$3,226.7	$3,214.0
Total liabilities	6,493.5	6,157.4
Stockholders’ equity	14,216.7	13,567.5

Summarized Statement of Operations Data	Three Months Ended December 31, 2021	Year Ended September 30, 2021
	(In millions)
Revenues	$6,676.1	$26,566.8
Cost of sales	4,853.3	19,824.1
Selling, general and administrative expense	483.5	1,889.4
Income before income taxes	1,337.1	4,825.6
Net income	1,023.8	3,786.5

CRITICAL ACCOUNTING POLICIES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2021, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2021, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2021 and September 30, 2021, we had reserves for approximately 410 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2021, we established reserves for approximately 70 new construction defect claims and resolved 40 construction defect claims for a total cost of $4.3 million. At December 31, 2020 and September 30, 2020, we had reserves for approximately 270 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2020, we established reserves for approximately 30 new construction defect claims and resolved 20 construction defect claims for a total cost of $2.3 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2021, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2021 and 2020 was not significant, is recognized in current earnings. At December 31, 2021, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $2.8 billion. Uncommitted IRLCs totaled a notional amount of approximately $1.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.1 billion at December 31, 2021.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At December 31, 2021 and September 30, 2021, we had MBS totaling $1.2 billion and $834.6 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $1.3 million and $1.1 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2021. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2021.

	Nine Months Ending September 30, 2022	Fiscal Year Ending September 30,							Fair Value at December 31, 2021
		2023	2024	2025	2026	2027	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$505.8	$700.3	$13.2	$500.4	$900.4	$600.4	$800.0	$4,020.5	$4,070.7
Average interest rate	4.1%	5.4%	3.9%	2.7%	3.4%	1.5%	3.0%	3.4%
Variable rate	$1,260.0	$—	$—	$—	$—	$—	$—	$1,260.0	$1,260.0
Average interest rate	2.1%	—%	—%	—%	—%	—%	—%	2.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2021 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2021. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2021 - October 31, 2021	—	$—	—	$546.2
November 1, 2021 - November 30, 2021	563,568	97.85	563,568	491.1
December 1, 2021 - December 31, 2021	2,146,669	103.91	2,146,669	268.0
Total	2,710,237	$102.65	2,710,237	$268.0
_________________
(1) Effective April 20, 2021, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, replacing the prior authorization. The authorization has no expiration date. During the three months ended December 31, 2021, we repurchased 2.7 million shares of our common stock for $278.2 million. At December 31, 2021, there was $268.0 million remaining on the repurchase authorization.

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

	3.2		Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2017).
	10.1	†	Summary Compensation Term Sheet - Paul J. Romanowski (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
	22.1		List of Guarantor Subsidiaries (incorporated by reference from Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 18, 2021).
	31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

	*		Filed or furnished herewith.
	**		Submitted electronically herewith.
	†		Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	February 2, 2022	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	February 2, 2022	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)