Form 10-Q
period 2022-03-31
HORTON D R INC /DE/
filed 2022-04-27
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 22, 2022, there were 352,030,251 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,663.9	$3,210.4
Restricted cash	25.2	26.8
Total cash, cash equivalents and restricted cash	1,689.1	3,237.2
Inventories:
Construction in progress and finished homes	9,876.6	7,739.2
Residential land and lots — developed and under development	8,346.1	7,781.8
Land held for development	124.8	110.9
Land held for sale	21.6	25.4
Rental properties	1,477.4	821.8
Total inventory	19,846.5	16,479.1
Mortgage loans held for sale	2,242.8	2,027.3
Deferred income taxes, net of valuation allowance of $4.0 million and $4.2 million at March 31, 2022 and September 30, 2021, respectively	131.7	155.3
Property and equipment, net	434.0	392.9
Other assets	2,177.7	1,560.6
Goodwill	163.5	163.5
Total assets	$26,685.3	$24,015.9
LIABILITIES
Accounts payable	$1,378.6	$1,177.0
Accrued expenses and other liabilities	2,618.9	2,210.3
Notes payable	5,570.0	5,412.4
Total liabilities	9,567.5	8,799.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 398,939,929 shares issued and 351,955,435 shares outstanding at March 31, 2022 and 397,190,100 shares issued and 356,015,843 shares outstanding at September 30, 2021	4.0	4.0
Additional paid-in capital	3,288.7	3,274.8
Retained earnings	16,063.0	13,644.3
Treasury stock, 46,984,494 shares and 41,174,257 shares at March 31, 2022 and September 30, 2021, respectively, at cost	(2,580.8)	(2,036.6)
Stockholders’ equity	16,774.9	14,886.5
Noncontrolling interests	342.9	329.7
Total equity	17,117.8	15,216.2
Total liabilities and equity	$26,685.3	$24,015.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions, except per share data) (Unaudited)
Revenues	$7,999.0	$6,446.9	$15,052.4	$12,380.3
Cost of sales	5,429.9	4,650.9	10,335.6	8,983.5
Selling, general and administrative expense	695.1	621.5	1,361.0	1,207.4
Gain on sale of assets	—	—	—	(14.0)
Other (income) expense	(9.3)	(5.4)	(24.8)	(10.8)
Income before income taxes	1,883.3	1,179.9	3,380.6	2,214.2
Income tax expense	441.0	246.0	792.5	485.1
Net income	1,442.3	933.9	2,588.1	1,729.1
Net income attributable to noncontrolling interests	6.0	4.4	10.2	7.8
Net income attributable to D.R. Horton, Inc.	$1,436.3	$929.5	$2,577.9	$1,721.3

Basic net income per common share attributable to D.R. Horton, Inc.	$4.07	$2.57	$7.27	$4.74
Weighted average number of common shares	353.1	362.3	354.6	363.4

Diluted net income per common share attributable to D.R. Horton, Inc.	$4.03	$2.53	$7.20	$4.67
Adjusted weighted average number of common shares	356.3	367.2	358.2	368.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	1,141.6	—	4.2	1,145.8
Exercise of stock options (244,182 shares)	—	5.8	—	—	—	5.8
Stock issued under employee benefit plans (727,813 shares)	—	11.4	—	—	—	11.4
Cash paid for shares withheld for taxes	—	(33.0)	—	—	—	(33.0)
Stock-based compensation expense	—	23.7	—	—	—	23.7
Cash dividends declared ($0.225 per share)	—	—	(80.1)	—	—	(80.1)
Repurchases of common stock (2,710,237 shares)	—	—	—	(278.2)	—	(278.2)
Change of ownership interest in Forestar	—	—	—	—	1.8	1.8
Balances at December 31, 2021 (354,277,601 shares)	$4.0	$3,282.7	$14,705.8	$(2,314.8)	$335.7	$16,013.4
Net income	—	—	1,436.3	—	6.0	1,442.3
Exercise of stock options (4,533 shares)	—	0.1	—	—	—	0.1
Stock issued under employee benefit plans (773,301 shares)	—	4.9	—	—	—	4.9
Cash paid for shares withheld for taxes	—	(28.7)	—	—	—	(28.7)
Stock-based compensation expense	—	30.9	—	—	—	30.9
Cash dividends declared ($0.225 per share)	—	—	(79.1)	—	—	(79.1)
Repurchases of common stock (3,100,000 shares)	—	—	—	(266.0)	—	(266.0)
Change of ownership interest in Forestar	—	(1.2)	—	—	1.2	—
Balances at March 31, 2022 (351,955,435 shares)	$4.0	$3,288.7	$16,063.0	$(2,580.8)	$342.9	$17,117.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3
Net income	—	—	929.5	—	4.4	933.9
Exercise of stock options (391,047 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (916,209 shares)	—	3.2	—	—	—	3.2
Cash paid for shares withheld for taxes	—	(56.6)	—	—	—	(56.6)
Stock-based compensation expense	—	25.4	—	—	—	25.4
Cash dividends declared ($0.20 per share)	—	—	(72.7)	—	—	(72.7)
Repurchases of common stock (4,475,624) shares)	—	—	—	(350.4)	—	(350.4)
Change of ownership in Forestar and other	—	(1.9)	—	—	23.4	21.5
Balances at March 31, 2021 (360,479,511 shares)	$4.0	$3,208.4	$11,333.5	$(1,582.8)	$312.9	$13,276.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2022	2021
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$2,588.1	$1,729.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.3	44.1
Stock-based compensation expense	54.6	47.1
Deferred income taxes	23.6	2.6
Inventory and land option charges	20.0	12.1
Gain on sale of assets	—	(14.0)
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(2,137.4)	(1,295.8)
Increase in residential land and lots – developed, under development, held for development and held for sale	(528.4)	(975.2)
Increase in rental properties	(655.9)	—
Increase in other assets	(616.7)	(296.2)
Increase in mortgage loans held for sale	(215.5)	(226.8)
Increase in accounts payable, accrued expenses and other liabilities	593.7	818.1
Net cash used in operating activities	(834.6)	(154.9)
INVESTING ACTIVITIES
Expenditures for property and equipment	(72.5)	(30.5)
Proceeds from sale of assets	—	31.8
Expenditures related to rental properties	—	(173.9)
Payments related to business acquisitions	—	(24.2)
Other investing activities	3.8	0.7
Net cash used in investing activities	(68.7)	(196.1)
FINANCING ACTIVITIES
Proceeds from notes payable	750.0	494.1
Repayment of notes payable	(750.8)	(400.1)
Advances on mortgage repurchase facility, net	84.3	70.9
Proceeds from stock associated with certain employee benefit plans	22.2	5.6
Cash paid for shares withheld for taxes	(61.7)	(82.9)
Cash dividends paid	(159.2)	(145.6)
Repurchases of common stock	(569.8)	(420.2)
Net proceeds from issuance of Forestar common stock	1.7	23.3
Net other financing activities	38.5	(2.3)
Net cash used in financing activities	(644.8)	(457.2)
Net decrease in cash, cash equivalents and restricted cash	(1,548.1)	(808.2)
Cash, cash equivalents and restricted cash at beginning of period	3,237.2	3,040.1
Cash, cash equivalents and restricted cash at end of period	$1,689.1	$2,231.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$64.3	$12.5
Stock issued under employee incentive plans	$124.4	$114.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of March 31, 2022, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Reclassifications

During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment and realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. The prior year presentation of the Company’s segment information in Note B and in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been conformed to the current presentation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for the Company beginning October 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 104 markets across 32 states. The Company’s operating segments are its 77 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment to reflect the method by which the chief operating decision makers manage the business, evaluate internal results and allocate financial resources. Additionally, during the fourth quarter of fiscal 2021, the Company realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. Segment information for the three and six months ended March 31, 2021 has been reclassified to conform to the current presentation.

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

Forestar

The Forestar segment is a residential lot development company with operations in 53 markets across 23 states. Forestar has made significant investments in land acquisition and development to expand its business across the United States. The homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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
March 31, 2022

Rental

The Company’s rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes and then market the community for a bulk sale of rental homes.

Other

In addition to its homebuilding, Forestar, financial services and rental operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, owns non-residential real estate including ranch land and improvements and owns and operates energy-related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented in the Eliminations and Other column in the tables that follow.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021. Financial information relating to the Company’s reporting segments is as follows:

	March 31, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,167.9	$233.7	$102.1	$141.1	$19.1	$1,663.9
Restricted cash	14.9	—	9.5	0.8	—	25.2
Inventories:
Construction in progress and finished homes	10,047.5	—	—	—	(170.9)	9,876.6
Residential land and lots — developed and under development	6,550.8	1,861.7	—	—	(66.4)	8,346.1
Land held for development	26.0	98.8	—	—	—	124.8
Land held for sale	21.6	—	—	—	—	21.6
Rental properties	—	—	—	1,500.1	(22.7)	1,477.4
	16,645.9	1,960.5	—	1,500.1	(260.0)	19,846.5
Mortgage loans held for sale	—	—	2,242.8	—	—	2,242.8
Deferred income taxes, net	134.9	—	—	—	(3.2)	131.7
Property and equipment, net	332.9	5.0	3.9	1.0	91.2	434.0
Other assets	1,920.1	32.4	310.1	14.3	(99.2)	2,177.7
Goodwill	134.3	—	—	—	29.2	163.5
	$20,350.9	$2,231.6	$2,668.4	$1,657.3	$(222.9)	$26,685.3
Liabilities
Accounts payable	$1,220.8	$55.6	$—	$184.6	$(82.4)	$1,378.6
Accrued expenses and other liabilities	2,085.5	363.3	319.5	9.6	(159.0)	2,618.9
Notes payable	3,286.3	705.3	1,578.9	—	(0.5)	5,570.0
	$6,592.6	$1,124.2	$1,898.4	$194.2	$(241.9)	$9,567.5
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
March 31, 2022

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

	Three Months Ended March 31, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$7,499.2	$—	$—	$—	$—	$7,499.2
Land/lot sales and other	7.6	421.6	—	—	(374.4)	54.8
Rental property sales	—	—	—	222.9	—	222.9
Financial services	—	—	222.1	—	—	222.1
	7,506.8	421.6	222.1	222.9	(374.4)	7,999.0
Cost of sales
Home sales (3)	5,335.2	—	—	—	(43.7)	5,291.5
Land/lot sales and other	3.3	328.7	—	—	(307.0)	25.0
Rental property sales	—	—	—	102.5	(4.3)	98.2
Inventory and land option charges	9.8	5.4	—	—	—	15.2
	5,348.3	334.1	—	102.5	(355.0)	5,429.9
Selling, general and administrative expense	507.3	24.3	138.0	22.8	2.7	695.1
Other (income) expense	(1.6)	—	(8.7)	(4.9)	5.9	(9.3)
Income before income taxes	$1,652.8	$63.2	$92.8	$102.5	$(28.0)	$1,883.3
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

	Six Months Ended March 31, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$14,155.6	$—	$—	$—	$—	$14,155.6
Land/lot sales and other	30.5	829.2	—	—	(748.7)	111.0
Rental property sales	—	—	—	379.4	—	379.4
Financial services	—	—	406.4	—	—	406.4
	14,186.1	829.2	406.4	379.4	(748.7)	15,052.4
Cost of sales
Home sales (3)	10,169.1	—	—	—	(81.3)	10,087.8
Land/lot sales and other	20.4	662.3	—	—	(624.8)	57.9
Rental property sales	—	—	—	175.0	(5.1)	169.9
Inventory and land option charges	13.7	6.0	—	0.3	—	20.0
	10,203.2	668.3	—	175.3	(711.2)	10,335.6
Selling, general and administrative expense	1,004.9	45.8	263.2	41.4	5.7	1,361.0
Other (income) expense	(7.9)	(1.6)	(16.7)	(9.8)	11.2	(24.8)
Income before income taxes	$2,985.9	$116.7	$159.9	$172.5	$(54.4)	$3,380.6

Summary Cash Flow Information
Depreciation and amortization	$30.9	$1.3	$0.9	$0.2	$6.0	$39.3
Cash provided by (used in) operating activities	$(416.2)	$76.6	$(63.0)	$(409.1)	$(22.9)	$(834.6)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

	Three Months Ended March 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$6,170.4	$—	$—	$—	$—	$6,170.4
Land/lot sales and other	15.4	287.1	—	—	(251.1)	51.4
Financial services	—	—	225.1	—	—	225.1
	6,185.8	287.1	225.1	—	(251.1)	6,446.9
Cost of sales
Home sales (3)	4,652.0	—	—	—	(35.6)	4,616.4
Land/lot sales and other	12.7	233.2	—	—	(215.2)	30.7
Inventory and land option charges	3.2	0.6	—	—	—	3.8
	4,667.9	233.8	—	—	(250.8)	4,650.9
Selling, general and administrative expense	467.6	16.3	123.7	11.6	2.3	621.5
Other (income) expense	(1.8)	(0.6)	(6.3)	(5.2)	8.5	(5.4)
Income before income taxes	$1,052.1	$37.6	$107.7	$(6.4)	$(11.1)	$1,179.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

	Six Months Ended March 31, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$11,869.1	$—	$—	$—	$—	$11,869.1
Land/lot sales and other	33.3	594.2	—	—	(528.6)	98.9
Rental property sales	—	—	—	31.8	(31.8)	—
Financial services	—	—	412.3	—	—	412.3
	11,902.4	594.2	412.3	31.8	(560.4)	12,380.3
Cost of sales
Home sales (3)	8,977.1	—	—	—	(63.3)	8,913.8
Land/lot sales and other	26.3	495.8	—	—	(464.5)	57.6
Rental property sales	—	—	—	17.8	(17.8)	—
Inventory and land option charges	11.2	0.9	—	—	—	12.1
	9,014.6	496.7	—	17.8	(545.6)	8,983.5
Selling, general and administrative expense	917.0	31.8	233.3	20.9	4.4	1,207.4
Gain on sale of assets	—	—	—	—	(14.0)	(14.0)
Other (income) expense	(3.9)	(1.1)	(12.8)	(9.1)	16.1	(10.8)
Income before income taxes	$1,974.7	$66.8	$191.8	$2.2	$(21.3)	$2,214.2

Summary Cash Flow Information
Depreciation and amortization	$32.0	$1.5	$0.8	$5.1	$4.7	$44.1
Cash provided by (used in) operating activities	$190.5	$(249.5)	$(32.3)	$(216.7)	$153.1	$(154.9)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

Homebuilding Inventories by Reporting Segment (1)	March 31, 2022	September 30, 2021
	(In millions)
Northwest	$1,567.0	$1,307.5
Southwest	2,885.8	2,445.6
South Central	4,084.4	3,479.3
Southeast	3,804.2	3,178.6
East	2,434.3	1,919.6
North	1,663.8	1,368.9
Corporate and unallocated (2)	206.4	208.3
	$16,645.9	$13,907.8
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Revenues
Northwest	$637.0	$548.5	$1,205.9	$1,096.5
Southwest	1,135.1	912.9	2,046.7	1,751.5
South Central	1,838.4	1,384.7	3,532.7	2,748.2
Southeast	1,946.5	1,720.7	3,757.5	3,185.7
East	1,219.5	1,070.9	2,294.3	2,078.6
North	730.3	548.1	1,349.0	1,041.9
	$7,506.8	$6,185.8	$14,186.1	$11,902.4
Income before Income Taxes
Northwest	$148.2	$93.9	$260.0	$180.7
Southwest	226.6	130.5	385.9	245.7
South Central	416.0	251.9	770.3	491.9
Southeast	482.2	317.2	897.7	564.4
East	265.9	185.2	468.2	355.9
North	113.9	73.4	203.8	136.1
	$1,652.8	$1,052.1	$2,985.9	$1,974.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As a result of this review, Forestar recorded a $3.8 million impairment charge related to one land development project during the three and six months ended March 31, 2022. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in the six months ended March 31, 2021.

During the three and six months ended March 31, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $11.4 million and $16.2 million, respectively, compared to $3.8 million and $6.5 million in the same periods of fiscal 2021. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	March 31, 2022	September 30, 2021
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
4.375% senior notes due 2022 (1)	349.8	349.6
4.75% senior notes due 2023 (1)	299.7	299.5
5.75% senior notes due 2023 (1)	399.3	399.1
2.5% senior notes due 2024 (1)	497.7	497.3
2.6% senior notes due 2025 (1)	496.7	496.2
1.3% senior notes due 2026 (1)	595.0	594.5
1.4% senior notes due 2027 (1)	495.3	494.9
Other secured notes (2)	152.3	82.2
	3,285.8	3,213.3
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (3)	396.0	395.5
5.0% senior notes due 2028 (3)	296.8	296.5
Other secured notes	12.5	12.5
	705.3	704.5
Financial Services
Mortgage repurchase facility	1,578.9	1,494.6

Rental
Unsecured:
Revolving credit facility	—	—
Total (4)	$5,570.0	$5,412.4
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $14.3 million and $16.5 million at March 31, 2022 and September 30, 2021, respectively.
(2)Homebuilding other secured notes excludes $0.5 million and $0.7 million of earnest money notes payable to Forestar at March 31, 2022 and September 30, 2021, respectively. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $7.2 million and $8.0 million at March 31, 2022 and September 30, 2021, respectively.
(4)The fair value of notes payable at March 31, 2022 totaled $5.4 billion, of which $3.7 billion was measured using Level 2 inputs and $1.7 billion was measured using Level 3 inputs. The fair value of notes payable at September 30, 2021 totaled $5.5 billion, of which $3.9 billion was measured using Level 2 inputs and $1.6 billion was measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 20, 2026. Borrowings and repayments under the facility totaled $750 million each during the six months ended March 31, 2022. At March 31, 2022, there were no borrowings outstanding and $175.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At March 31, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

The Company’s homebuilding revolving credit facility is guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at March 31, 2022.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At March 31, 2022, there were no borrowings outstanding and $60.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.5 million.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, financial services or rental operations. At March 31, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2022.

Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2022, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 17, 2023. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at March 31, 2022 was $2.1 billion.

As of March 31, 2022, $2.2 billion of mortgage loans held for sale with a collateral value of $2.2 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $619.9 million, DHI Mortgage had an obligation of $1.6 billion outstanding under the mortgage repurchase facility at March 31, 2022 at a 1.9% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

Rental

On March 4, 2022, the Company’s rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On March 17, 2022, DRH Rental utilized the accordion feature and increased the size of the facility to $750 million through an additional commitment. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At March 31, 2022, the borrowing base limited the available capacity under the facility to $486 million and there were no borrowings outstanding or letters of credit issued under the facility. The maturity date of the facility is March 4, 2026.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2022 and fiscal 2021, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Capitalized interest, beginning of period	$221.3	$215.1	$217.7	$207.7
Interest incurred (1)	36.7	37.9	73.6	78.3
Interest charged to cost of sales	(34.7)	(34.4)	(68.0)	(67.4)
Capitalized interest, end of period	$223.3	$218.6	$223.3	$218.6
__________________
(1)    Interest incurred includes interest on the Company's mortgage repurchase facility of $3.0 million and $7.0 million in the three and six months ended March 31, 2022, respectively, and $3.8 million and $8.3 million in the same periods of fiscal 2021. Also included in interest incurred is Forestar interest of $8.1 million and $16.2 million in the three and six months ended March 31, 2022, respectively, and $11.5 million and $23.0 million in the same periods of fiscal 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At March 31, 2022, mortgage loans held for sale of $2.24 billion had an aggregate outstanding principal balance of $2.27 billion. At September 30, 2021, mortgage loans held for sale of $2.03 billion had an aggregate outstanding principal balance of $1.97 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the six months ended March 31, 2022 and 2021, mortgage loans originated totaled $8.4 billion and $7.3 billion, respectively, and mortgage loans sold totaled $8.1 billion and $7.0 billion, respectively. The Company had gains on sales of loans and servicing rights of $168.0 million and $302.0 million during the three and six months ended March 31, 2022, respectively, compared to $178.6 million and $317.4 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the six months ended March 31, 2022, approximately 68% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 24% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At March 31, 2022 and September 30, 2021, the Company had mortgage-backed securities (MBS) totaling $784.2 million and $834.6 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $9.8 million and $1.1 million, respectively, for the fair value of such MBS position.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2022 and September 30, 2021, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 2 inputs, totaled $3.7 billion and $1.5 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2022 was $441.0 million and $792.5 million, respectively, compared to $246.0 million and $485.1 million in the prior year periods. The effective tax rate was 23.4% for both the three and six months ended March 31, 2022 compared to 20.8% and 21.9%, respectively, in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. The federal energy efficient homes tax credit expired for homes closed after December 31, 2021.

The Company’s deferred tax assets, net of deferred tax liabilities, were $135.7 million at March 31, 2022 compared to $159.5 million at September 30, 2021. The Company has a valuation allowance of $4.0 million and $4.2 million at March 31, 2022 and September 30, 2021, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,436.3	$929.5	$2,577.9	$1,721.3
Denominator:
Denominator for basic earnings per share — weighted average common shares	353.1	362.3	354.6	363.4
Effect of dilutive securities:
Employee stock awards	3.2	4.9	3.6	5.2
Denominator for diluted earnings per share — adjusted weighted average common shares	356.3	367.2	358.2	368.6
Basic net income per common share attributable to D.R. Horton, Inc.	$4.07	$2.57	$7.27	$4.74
Diluted net income per common share attributable to D.R. Horton, Inc.	$4.03	$2.53	$7.20	$4.67

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2021, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock. During the six months ended March 31, 2022, the Company repurchased 5.8 million shares of its common stock for $544.2 million. At March 31, 2022, there was $2.0 million remaining on the repurchase authorization. In April 2022, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the prior authorization. The authorization has no expiration date.

During each of the first two quarters of fiscal 2022, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, the most recent of which was paid on February 25, 2022 to stockholders of record on February 17, 2022. In April 2022, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on May 18, 2022 to stockholders of record on May 9, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. During the six months ended March 31, 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At March 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

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

In October 2021, the Company granted 390,000 performance-based RSUs to its executive officers. In March 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved an amendment and restatement of this award to increase the RSUs granted from 390,000 to 430,000. Also in March 2022, the Compensation Committee amended the executive officer short-term performance bonus plan to reduce the amount of the award that could be earned by four of its executive officers. The 430,000 performance-based RSU equity awards vest at the end of a three-year performance period ending September 30, 2024. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $80.58 per unit. Compensation expense related to this grant was $4.1 million and $8.3 million in the three and six months ended March 31, 2022, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the three months ended March 31, 2022, the Company granted approximately 1.2 million time-based RSUs to approximately 1,200 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $74.96 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $8.5 million in both the three and six months ended March 31, 2022, which primarily related to expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $28.9 million and $50.9 million during the three and six months ended March 31, 2022, respectively, compared to $24.0 million and $45.2 million during the three and six months ended March 31, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Warranty liability, beginning of period	$390.0	$324.0	$376.3	$310.2
Warranties issued	43.6	36.3	82.5	69.7
Changes in liability for pre-existing warranties	3.0	1.1	7.3	3.7
Settlements made	(28.8)	(20.7)	(58.3)	(42.9)
Warranty liability, end of period	$407.8	$340.7	$407.8	$340.7

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $617.1 million and $577.5 million at March 31, 2022 and September 30, 2021, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both March 31, 2022 and September 30, 2021. Expenses related to the Company’s legal contingencies were $44.1 million and $37.3 million in the six months ended March 31, 2022 and 2021, respectively.

Changes in the Company’s legal claims reserves during the six months ended March 31, 2022 and 2021 were as follows:

	Six Months Ended March 31,
	2022	2021
	(In millions)
Reserves for legal claims, beginning of period	$577.5	$473.8
Increase in reserves	55.7	56.2
Payments	(16.1)	(5.6)
Reserves for legal claims, end of period	$617.1	$524.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $112.0 million, $109.5 million and $90.5 million at March 31, 2022, September 30, 2021 and March 31, 2021, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At March 31, 2022, the Company had total deposits of $1.4 billion, consisting of cash deposits of $1.3 billion and promissory notes and surety bonds of $86.1 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $18.7 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $137.7 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.5 billion. A limited number of the homebuilding land and lot purchase contracts at March 31, 2022, representing $91.1 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $91.1 million remaining purchase price subject to specific performance provisions, $64.8 million related to contracts between the homebuilding segment and Forestar.

During the three and six months ended March 31, 2022, Forestar reimbursed the homebuilding segment $2.7 million and $5.4 million, respectively, for previously paid earnest money and $16.2 million and $37.8 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and six months ended March 31, 2021, Forestar reimbursed the homebuilding segment $8.0 million and $24.2 million, respectively, for previously paid earnest money and $7.3 million and $28.2 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At March 31, 2022, the Company had outstanding surety bonds of $2.5 billion and letters of credit of $236.1 million to secure performance under various contracts. Of the total letters of credit, $175.6 million were issued under the homebuilding revolving credit facility and $60.5 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022	September 30, 2021
	(In millions)
Earnest money and refundable deposits	$1,440.8	$1,079.8
Insurance receivables	112.0	109.5
Other receivables	151.5	153.6
Prepaid assets	77.2	51.6
Contract assets - insurance agency commissions	64.8	58.6
Lease right of use assets	41.7	35.6
Interest rate lock commitments	56.6	17.9
Mortgage servicing rights	5.0	4.1
Mortgage hedging instruments and commitments	171.4	—
Other	56.7	49.9
	$2,177.7	$1,560.6

The Company’s accrued expenses and other liabilities at March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022	September 30, 2021
	(In millions)
Reserves for legal claims	$617.1	$577.5
Employee compensation and related liabilities	466.3	492.1
Warranty liability	407.8	376.3
Customer deposits	283.4	193.4
Inventory related accruals	315.5	261.2
Broker deposits related to hedging instruments	139.3	—
Federal and state income tax liabilities	85.4	88.2
Accrued property taxes	30.9	51.0
Lease liabilities	43.2	37.0
Accrued interest	34.1	31.5
Interest rate lock commitments	89.0	—
Mortgage hedging instruments and commitments	9.8	1.7
Other	97.1	100.4
	$2,618.9	$2,210.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2022

NOTE M – SUBSEQUENT EVENT

In April 2022, D.R. Horton and Vidler Water Resources, Inc. (Nasdaq: VWTR) (Vidler) entered into a definitive merger agreement pursuant to which D.R. Horton will acquire Vidler for $15.75 per share in an all-cash transaction. Upon successful completion of the tender offer and following completion of the merger, the common stock of Vidler will no longer be listed for trading on the Nasdaq Stock Market. The total equity value of the transaction is approximately $291 million, and the transaction is expected to close during the second calendar quarter of 2022, subject to customary closing conditions.

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 104 markets across 32 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $150,000 to more than $1,000,000, with an average closing price of $370,300 during the six months ended March 31, 2022. Approximately 91% of our home sales revenue in the six months ended March 31, 2022 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

At March 31, 2022, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across our homebuilding operating footprint.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers. DHI Mortgage originates loans in accordance with purchaser guidelines and sells substantially all of its mortgage production after origination. Our wholly-owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services, primarily related to our homebuilding transactions.

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

OVERVIEW

During the six months ended March 31, 2022, the number of our net sales orders decreased 3%, while the value of those sales orders increased 18% compared to the prior year period. Our number of homes closed decreased 1%, while our home sales revenues increased 19% compared to the prior year period. Our consolidated revenues increased 22% to $15.1 billion compared to $12.4 billion in the prior year period. Our pre-tax income was $3.4 billion in the six months ended March 31, 2022 compared to $2.2 billion in the prior year period, and our pre-tax operating margin was 22.5% compared to 17.9%. Net income was $2.6 billion in the six months ended March 31, 2022 compared to $1.7 billion in the prior year period, and our diluted earnings per share was $7.20 compared to $4.67.

In the trailing twelve months ended March 31, 2022, our return on equity (ROE) was 34.0% compared to 27.1% in the prior year period, and our homebuilding return on inventory (ROI) was 40.3% compared to 31.1%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During the first half of fiscal 2022, demand for our homes remained strong despite increased inflationary pressures and increases in interest rates on mortgage loans. We believe demand for our homes is supported by the limited supply of homes at affordable price points across most of our markets. We are well-positioned to meet this demand with our affordable product offerings, lot supply and housing inventory. However, multiple disruptions in the supply chain have resulted in shortages in certain building materials, which, together with tightness in the labor market, has caused our construction cycle to lengthen. We have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders in most of our communities in the near term to match our production levels.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 77% of the lots owned and controlled at March 31, 2022 compared to 76% and 75% at September 30, 2021 and March 31, 2021, respectively. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to continue to increase the controlled portion of our lot pipeline.

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

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2022, as compared to the same period of 2021, were as follows:

Homebuilding:
•Homebuilding revenues increased 21% to $7.5 billion compared to $6.2 billion.
•Homes closed increased 1% to 19,828 homes, and the average closing price of those homes increased 21% to $378,200.
•Net sales orders decreased 10% to 24,340 homes, while the value of net sales orders increased 10% to $9.7 billion.
•Sales order backlog decreased 6% to 33,859 homes, while the value of sales order backlog increased 15% to $13.3 billion.
•Home sales gross margin was 28.9% compared to 24.6%.
•Homebuilding SG&A expense was 6.8% of homebuilding revenues compared to 7.6%.
•Homebuilding pre-tax income was $1.7 billion compared to $1.1 billion.
•Homebuilding pre-tax income was 22.0% of homebuilding revenues compared to 17.0%.
•Homebuilding cash and cash equivalents totaled $1.2 billion compared to $3.0 billion and $1.9 billion at September 30, 2021 and March 31, 2021, respectively.
•Homebuilding inventories totaled $16.6 billion compared to $13.9 billion and $12.9 billion at September 30, 2021 and March 31, 2021, respectively.
•Homes in inventory totaled 59,800 compared to 47,800 and 46,100 at September 30, 2021 and March 31, 2021, respectively.
•Owned lots totaled 131,200 compared to 127,800 and 121,500 at September 30, 2021 and March 31, 2021, respectively. Lots controlled through purchase contracts increased to 442,800 from 402,500 and 365,200 at September 30, 2021 and March 31, 2021, respectively.
•Homebuilding debt was $3.3 billion compared to $3.2 billion and $2.6 billion at September 30, 2021 and March 31, 2021, respectively.
•Homebuilding debt to total capital was 16.4% compared to 17.8% and 16.8% at September 30, 2021 and March 31, 2021, respectively. Net homebuilding debt to total capital was 11.2% compared to 1.7% and 5.3% at September 30, 2021 and March 31, 2021, respectively.

Forestar:
•Forestar’s revenues increased 47% to $421.6 million compared to $287.1 million. Revenues in the current and prior year quarters included $389.7 million and $268.3 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 61% to 5,788 compared to 3,588. Lots sold to D.R. Horton totaled 4,771 compared to 3,358.
•Forestar’s pre-tax income was $63.2 million compared to $37.6 million.
•Forestar’s pre-tax income was 15.0% of revenues compared to 13.1%.
•Forestar’s cash and cash equivalents totaled $233.7 million compared to $153.6 million and $167.2 million at September 30, 2021 and March 31, 2021, respectively.

•Forestar’s inventories totaled $2.0 billion compared to $1.9 billion and $1.7 billion at September 30, 2021 and March 31, 2021, respectively.
•Forestar’s owned and controlled lots totaled 96,500 compared to 97,000 and 84,500 at September 30, 2021 and March 31, 2021, respectively. Of these lots, 36,700 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 39,200 and 37,100 at September 30, 2021 and March 31, 2021, respectively.
•Forestar’s debt was $705.3 million compared to $704.5 million and $654.6 million at September 30, 2021 and March 31, 2021, respectively.
•Forestar’s debt to total capital was 38.9% compared to 41.0% at both September 30, 2021 and March 31, 2021. Forestar’s net debt to total capital was 29.9% compared to 35.2% and 34.1% at September 30, 2021 and March 31, 2021, respectively.

Financial Services:
•Financial services revenues decreased 1% to $222.1 million compared to $225.1 million.
•Financial services pre-tax income decreased 14% to $92.8 million compared to $107.7 million.
•Financial services pre-tax income was 41.8% of financial services revenues compared to 47.8%.

Rental:
•Rental revenues were $222.9 million compared to no revenue in the prior year quarter.
•Rental pre-tax income was $102.5 million compared to a pre-tax loss of $6.4 million.
•Rental inventory totaled $1.5 billion compared to $840.9 million and $543.5 million at September 30, 2021 and March 31, 2021, respectively.
•Rental units closed totaled 494 compared to none closed in the prior year quarter.

Consolidated Results:
•Consolidated revenues increased 24% to $8.0 billion compared to $6.4 billion.
•Consolidated pre-tax income increased 60% to $1.9 billion compared to $1.2 billion.
•Consolidated pre-tax income was 23.5% of consolidated revenues compared to 18.3%.
•Income tax expense was $441.0 million compared to $246.0 million, and our effective tax rate was 23.4% compared to 20.8%.
•Net income attributable to D.R. Horton increased 55% to $1.4 billion compared to $929.5 million.
•Diluted net income per common share attributable to D.R. Horton increased 59% to $4.03 compared to $2.53.
•Stockholders’ equity was $16.8 billion compared to $14.9 billion and $13.0 billion at September 30, 2021 and March 31, 2021, respectively.
•Book value per common share increased to $47.66 compared to $41.81 and $35.96 at September 30, 2021 and March 31, 2021, respectively.
•Debt to total capital was 24.9% compared to 26.7% and 25.7% at September 30, 2021 and March 31, 2021, respectively. Net debt to total capital was 18.9% compared to 12.9% and 14.9% at September 30, 2021 and March 31, 2021, respectively.

Key financial results for the six months ended March 31, 2022, as compared to the same period of 2021, were as follows:

Homebuilding:
•Homebuilding revenues increased 19% to $14.2 billion compared to $11.9 billion.
•Homes closed decreased 1% to 38,224 homes, while the average closing price of those homes increased 20% to $370,300.
•Net sales orders decreased 3% to 45,862 homes, while the value of net sales orders increased 18% to $18.0 billion.
•Home sales gross margin was 28.2% compared to 24.4%.
•Homebuilding SG&A expense was 7.1% of homebuilding revenues compared to 7.7%.
•Homebuilding pre-tax income was $3.0 billion compared to $2.0 billion.
•Homebuilding pre-tax income was 21.0% of homebuilding revenues compared to 16.6%.
•Net cash used by homebuilding operations was $416.2 million compared to net cash provided by homebuilding operations of $190.5 million.

Forestar:
•Forestar’s revenues increased 40% to $829.2 million compared to $594.2 million. Revenues in the current and prior year periods included $719.8 million and $562.5 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 44% to 10,304 compared to 7,155. Lots sold to D.R. Horton totaled 8,785 compared to 6,747.
•Forestar’s pre-tax income was $116.7 million compared to $66.8 million.
•Forestar’s pre-tax income was 14.1% of revenues compared to 11.2%.

Financial Services:
•Financial services revenues decreased 1% to $406.4 million compared to $412.3 million.
•Financial services pre-tax income decreased 17% to $159.9 million compared to $191.8 million.
•Financial services pre-tax income was 39.3% of financial services revenues compared to 46.5%.

Rental:
•Rental revenues were $379.4 million compared to $31.8 million.
•Rental pre-tax income was $172.5 million compared to $2.2 million.
•Rental units closed totaled 1,071 compared to 124.

Consolidated Results:
•Consolidated revenues increased 22% to $15.1 billion compared to $12.4 billion.
•Consolidated pre-tax income increased 53% to $3.4 billion compared to $2.2 billion.
•Consolidated pre-tax income was 22.5% of consolidated revenues compared to 17.9%.
•Income tax expense was $792.5 million compared to $485.1 million, and our effective tax rate was 23.4% compared to 21.9%.
•Net income attributable to D.R. Horton increased 50% to $2.6 billion compared to $1.7 billion.
•Diluted net income per common share attributable to D.R. Horton increased 54% to $7.20 compared to $4.67.
•Net cash used in operations was $834.6 million compared to $154.9 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		South Central Region
Colorado	Colorado Springs	Oklahoma	Oklahoma City
	Denver		Tulsa
	Fort Collins	Texas	Austin
Oregon	Bend		Beaumont
	Eugene/Springfield		Bryan/College Station
	Portland/Salem		Corpus Christi
Utah	Salt Lake City		Dallas
	St. George		Fort Worth
Washington	Central Washington		Houston
	Seattle/Tacoma/Everett/Olympia		Killeen/Temple/Waco
	Spokane		Lubbock
	Vancouver		Midland/Odessa
New Braunfels/San Marcos
	Southwest Region		San Antonio
Arizona	Phoenix
	Tucson		East Region
California	Bakersfield	Georgia	Atlanta
	Bay Area		Augusta
	Fresno/Tulare		Savannah
	Los Angeles County	North Carolina	Asheville
	Modesto/Merced/Stockton		Charlotte
	Riverside County		Greensboro/Winston-Salem
	Sacramento		New Bern/Greenville
	San Bernardino County		Raleigh/Durham
	San Diego County		Wilmington
Hawaii	Oahu	South Carolina	Charleston
Nevada	Las Vegas		Columbia
	Reno		Greenville/Spartanburg
New Mexico	Albuquerque		Hilton Head
Myrtle Beach
	Southeast Region	Tennessee	Chattanooga
Alabama	Birmingham		Knoxville
	Huntsville		Memphis
	Mobile/Baldwin County		Nashville
Montgomery
	Tuscaloosa		North Region
Florida	Fort Myers/Naples	Delaware	Central Delaware
	Gainesville		Northern Delaware
	Jacksonville	Illinois	Chicago
	Lakeland	Indiana	Fort Wayne
	Melbourne/Vero Beach		Indianapolis
	Miami/Fort Lauderdale		Northwest Indiana
	Ocala	Iowa	Des Moines
	Orlando		Iowa City/Cedar Rapids
	Pensacola/Panama City	Kentucky	Louisville
	Port St. Lucie	Maryland	Baltimore
	Tallahassee		Suburban Washington, D.C.
	Tampa/Sarasota		Western Maryland
	Volusia County	Minnesota	Minneapolis/St. Paul
	West Palm Beach	Nebraska	Omaha
Louisiana	Baton Rouge	New Jersey	Northern New Jersey
	Lake Charles/Lafayette		Southern New Jersey
Mississippi	Gulf Coast	Ohio	Cincinnati
Columbus
		Pennsylvania	Central Pennsylvania
Philadelphia
		Virginia	Northern Virginia
Southern Virginia
		West Virginia	Eastern West Virginia

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2022 and 2021. During the fourth quarter of fiscal 2021, we reassessed our operating segments and reportable segments and realigned the aggregation of our homebuilding operating segments into six new reportable segments to better allocate our homebuilding operating segments across geographic reporting regions. Segment information for the three and six months ended March 31, 2021 has been reclassified to conform to the current presentation.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	1,342	1,475	(9)%	$768.1	$716.3	7%	$572,400	$485,600	18%
Southwest	2,595	2,966	(13)%	1,403.2	1,246.6	13%	540,700	420,300	29%
South Central	7,328	7,698	(5)%	2,511.9	2,180.5	15%	342,800	283,300	21%
Southeast	6,849	8,642	(21)%	2,640.9	2,635.8	—%	385,600	305,000	26%
East	3,765	4,397	(14)%	1,413.1	1,367.4	3%	375,300	311,000	21%
North	2,461	1,881	31%	1,012.2	702.4	44%	411,300	373,400	10%
	24,340	27,059	(10)%	$9,749.4	$8,849.0	10%	$400,600	$327,000	23%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	2,570	2,472	4%	$1,425.3	$1,187.1	20%	$554,600	$480,200	15%
Southwest	4,896	5,194	(6)%	2,587.0	2,153.3	20%	528,400	414,600	27%
South Central	13,190	13,870	(5)%	4,458.0	3,856.3	16%	338,000	278,000	22%
Southeast	13,243	14,572	(9)%	4,925.7	4,363.2	13%	371,900	299,400	24%
East	7,745	8,075	(4)%	2,868.0	2,486.2	15%	370,300	307,900	20%
North	4,218	3,294	28%	1,741.8	1,218.9	43%	412,900	370,000	12%
	45,862	47,477	(3)%	$18,005.8	$15,265.0	18%	$392,600	$321,500	22%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2022	2021	2022	2021	2022	2021
Northwest	139	149	$73.3	$71.8	9%	9%
Southwest	446	355	206.4	135.2	15%	11%
South Central	1,450	1,424	476.3	382.0	17%	16%
Southeast	1,397	1,769	481.6	515.1	17%	17%
East	718	948	249.9	282.0	16%	18%
North	358	272	141.2	92.5	13%	13%
	4,508	4,917	$1,628.7	$1,478.6	16%	15%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2022	2021	2022	2021	2022	2021
Northwest	287	316	$150.5	$149.0	10%	11%
Southwest	889	754	411.7	282.1	15%	13%
South Central	2,789	2,729	910.0	724.6	17%	16%
Southeast	2,480	3,200	842.6	916.6	16%	18%
East	1,379	1,811	475.2	528.7	15%	18%
North	604	515	238.8	175.2	13%	14%
	8,428	9,325	$3,028.8	$2,776.2	16%	16%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 10% and 3% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods. The value of net sales orders increased 10% to $9.7 billion (24,340 homes) and 18% to $18.0 billion (45,862 homes) for the three and six months ended March 31, 2022, respectively, compared to $8.8 billion (27,059 homes) and $15.3 billion (47,477 homes) in the prior year periods, due to the increase in our average selling price. The average selling price of net sales orders during the three and six months ended March 31, 2022 was $400,600 and $392,600, respectively, up 23% and 22% from the prior year periods.

Demand for our homes during the first half of fiscal 2022 remained strong. However, multiple disruptions in the supply chain, combined with the strong demand for new homes, have resulted in shortages in certain building materials, which, together with tightness in the labor market, has caused our construction cycle to lengthen. As a result, we have slowed our home sales pace to more closely align with our production levels, and we are selling homes later in the construction cycle when we have more certainty regarding the home close date for our homebuyers. Based on the stage of completion of our current homes in inventory, production schedules and capacity, we expect to continue restricting the pace of our sales orders as necessary in our communities in the near term to match our production levels. Although these challenges may persist to some degree for some time, we currently expect to close more homes in fiscal 2022 than we closed in fiscal 2021.

The number of net sales orders decreased 10% in the three months ended March 31, 2022 compared to the prior year period. In regions with a decrease in sales order volume, the markets contributing most to the decreases were: the Seattle and Denver markets in the Northwest; the Phoenix market in the Southwest; the Fort Worth market in the South Central; the Louisiana, Tampa and Orlando markets in the Southeast; and the Charlotte, Greenville and Atlanta markets in the East. The markets contributing most to the increase in sales order volume in the North were the Indianapolis, Ohio and Chicago markets.

The number of net sales orders decreased 3% in the six months ended March 31, 2022 compared to the prior year period. In regions with a decrease in sales order volume, the markets contributing most to the decreases were: the Arizona markets in the Southwest; the Fort Worth market in the South Central; the Louisiana and Orlando markets in the Southeast; and the Atlanta and Charlotte markets in the East. In regions with an increase in sales order volume, the markets contributing most to the increases were: the Portland and Salt Lake City markets in the Northwest and the Indianapolis, Chicago and Iowa markets in the North.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 16% in both the three and six months ended March 31, 2022 compared to 15% and 16% in the prior year periods.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	1,353	1,648	(18)%	$737.6	$784.5	(6)%	$545,200	$476,000	15%
Southwest	4,069	4,534	(10)%	2,036.4	1,756.3	16%	500,500	387,400	29%
South Central	10,876	10,777	1%	3,754.6	3,046.9	23%	345,200	282,700	22%
Southeast	9,734	10,269	(5)%	3,703.9	3,156.9	17%	380,500	307,400	24%
East	5,365	5,845	(8)%	2,045.9	1,838.9	11%	381,300	314,600	21%
North	2,462	2,772	(11)%	1,034.9	1,029.9	—%	420,300	371,500	13%
	33,859	35,845	(6)%	$13,313.3	$11,613.4	15%	$393,200	$324,000	21%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	1,146	1,161	(1)%	$636.5	$548.5	16%	$555,400	$472,400	18%
Southwest	2,321	2,260	3%	1,135.0	909.4	25%	489,000	402,400	22%
South Central	5,610	5,210	8%	1,836.4	1,383.5	33%	327,300	265,500	23%
Southeast	5,504	5,967	(8)%	1,946.3	1,710.7	14%	353,600	286,700	23%
East	3,469	3,590	(3)%	1,216.8	1,070.7	14%	350,800	298,200	18%
North	1,778	1,513	18%	728.2	547.6	33%	409,600	361,900	13%
	19,828	19,701	1%	$7,499.2	$6,170.4	22%	$378,200	$313,200	21%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	2,171	2,368	(8)%	$1,185.4	$1,095.7	8%	$546,000	$462,700	18%
Southwest	4,265	4,402	(3)%	2,046.5	1,738.4	18%	479,800	394,900	21%
South Central	11,047	10,431	6%	3,528.8	2,746.0	29%	319,400	263,300	21%
Southeast	10,828	11,225	(4)%	3,756.5	3,174.9	18%	346,900	282,800	23%
East	6,597	7,087	(7)%	2,291.5	2,073.8	10%	347,400	292,600	19%
North	3,316	2,927	13%	1,346.9	1,040.3	29%	406,200	355,400	14%
	38,224	38,440	(1)%	$14,155.6	$11,869.1	19%	$370,300	$308,800	20%

Home Sales Revenue

Revenues from home sales increased 22% to $7.5 billion (19,828 homes closed) for the three months ended March 31, 2022 from $6.2 billion (19,701 homes closed) in the prior year period. Revenues from home sales increased 19% to $14.2 billion (38,224 homes closed) for the six months ended March 31, 2022 from $11.9 billion (38,440 homes closed) in the prior year period. Although home closings in recent quarters have been negatively impacted by supply chain disruptions, home sales revenues increased in all of our regions due to an increase in average selling price.

The number of homes closed increased 1% in the three months ended March 31, 2022 compared to the prior year period. In regions with an increase in closings volume, the markets contributing most to the increases were: the Phoenix market in the Southwest; the Dallas and Houston markets in the South Central; and the Chicago, Iowa and New Jersey markets in the North. In regions with a decrease in closings volume, the markets contributing most to the decreases were: the Seattle market in the Northwest; the Orlando market in the Southeast; and the Atlanta market in the East.

The number of homes closed decreased 1% in the six months ended March 31, 2022 compared to the prior year period. In regions with a decrease in closings volume, the markets contributing most to the decreases were: the Seattle market in the Northwest; the Las Vegas market in the Southwest; the Orlando market in the Southeast; and the Atlanta market in the East. In regions with an increase in closings volume, the markets contributing most to the increases were: the Dallas and Fort Worth markets in the South Central and the Chicago and New Jersey markets in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Gross profit – home sales	28.9%	24.6%	28.2%	24.4%
Gross profit – land/lot sales and other	56.6%	17.5%	33.1%	21.0%
Inventory and land option charges	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Gross profit – total homebuilding	28.8%	24.5%	28.1%	24.3%
Selling, general and administrative expense	6.8%	7.6%	7.1%	7.7%
Other (income) expense	—%	—%	(0.1)%	—%
Homebuilding pre-tax income	22.0%	17.0%	21.0%	16.6%

Home Sales Gross Profit

Gross profit from home sales increased to $2.2 billion in the three months ended March 31, 2022 from $1.5 billion in the prior year period and increased 430 basis points to 28.9% as a percentage of home sales revenues. The percentage increase resulted from improvements of 420 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes and 20 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 10 basis points.

Gross profit from home sales increased to $4.0 billion in the six months ended March 31, 2022 from $2.9 billion in the prior year period and increased 380 basis points to 28.2% as a percentage of home sales revenues. The percentage increase resulted from improvements of 380 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 10 basis points.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. These actions could cause our gross profit margins to fluctuate in future periods. If new home demand declines from current levels, we would expect our gross profit margins to also decline.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $7.6 million and $30.5 million in the three and six months ended March 31, 2022, respectively, and $15.4 million and $33.3 million in the comparable periods of fiscal 2021.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2022, our homebuilding operations had $21.6 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were no impairments recorded in our homebuilding segment during the three and six months ended March 31, 2022. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in our homebuilding segment in the six months ended March 31, 2021.

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

During the three and six months ended March 31, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $9.8 million and $13.7 million, respectively, compared to $3.2 million and $5.6 million in the same periods of fiscal 2021.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 8% to $507.3 million and 10% to $1.0 billion in the three and six months ended March 31, 2022, respectively, from $467.6 million and $917.0 million in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 6.8% and 7.1% in the three and six months ended March 31, 2022, respectively, compared to 7.6% and 7.7% in the prior year periods.

Employee compensation and related costs were $420.4 million and $830.1 million in the three and six months ended March 31, 2022, respectively, compared to $382.3 million and $738.3 million in the same periods of fiscal 2021. Employee compensation and related costs represented 83% of SG&A costs in both the three and six months ended March 31, 2022 compared to 82% and 81%, respectively, in the prior year periods. These costs increased 10% and 12% in the three and six months ended March 31, 2022, respectively, from the prior year periods. Our homebuilding operations employed 9,160 and 7,916 people at March 31, 2022 and 2021, respectively.

We attempt to control our SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $25.6 million and $50.4 million in the three and six months ended March 31, 2022, respectively, compared to $22.6 million and $47.0 million in the prior year periods. Interest charged to cost of sales was 0.7% of total cost of sales (excluding inventory and land option charges) in both the three and six months ended March 31, 2022 compared to 0.7% and 0.8% in the prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $1.6 million and $7.9 million in the three and six months ended March 31, 2022, respectively, compared to $1.8 million and $3.9 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$637.0	$148.2	23.3%	$548.5	$93.9	17.1%
Southwest	1,135.1	226.6	20.0%	912.9	130.5	14.3%
South Central	1,838.4	416.0	22.6%	1,384.7	251.9	18.2%
Southeast	1,946.5	482.2	24.8%	1,720.7	317.2	18.4%
East	1,219.5	265.9	21.8%	1,070.9	185.2	17.3%
North	730.3	113.9	15.6%	548.1	73.4	13.4%
	$7,506.8	$1,652.8	22.0%	$6,185.8	$1,052.1	17.0%

	Six Months Ended March 31,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$1,205.9	$260.0	21.6%	$1,096.5	$180.7	16.5%
Southwest	2,046.7	385.9	18.9%	1,751.5	245.7	14.0%
South Central	3,532.7	770.3	21.8%	2,748.2	491.9	17.9%
Southeast	3,757.5	897.7	23.9%	3,185.7	564.4	17.7%
East	2,294.3	468.2	20.4%	2,078.6	355.9	17.1%
North	1,349.0	203.8	15.1%	1,041.9	136.1	13.1%
	$14,186.1	$2,985.9	21.0%	$11,902.4	$1,974.7	16.6%
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

Northwest Region — Homebuilding revenues increased 16% and 10% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $148.2 million and $260.0 million in the three and six months ended March 31, 2022, respectively, compared to $93.9 million and $180.7 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 560 and 530 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 and 10 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 24% and 17% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $226.6 million and $385.9 million in the three and six months ended March 31, 2022, respectively, compared to $130.5 million and $245.7 million in the prior year periods. Home sales gross profit percentage increased by 440 and 400 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 120 and 80 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 33% and 29% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $416.0 million and $770.3 million in the three and six months ended March 31, 2022, respectively, compared to $251.9 million and $491.9 million in the prior year periods. Home sales gross profit percentage increased by 360 and 310 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 and 90 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 13% and 18% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, due to the increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $482.2 million and $897.7 million in the three and six months ended March 31, 2022, respectively, compared to $317.2 million and $564.4 million in the prior year periods. Home sales gross profit percentage increased by 550 and 510 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 and 80 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 14% and 10% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $265.9 million and $468.2 million in the three and six months ended March 31, 2022, respectively, compared to $185.2 million and $355.9 million in the prior year periods. Home sales gross profit percentage increased by 420 and 310 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 50 and 20 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

North Region — Homebuilding revenues increased 33% and 29% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $113.9 million and $203.8 million in the three and six months ended March 31, 2022, respectively, compared to $73.4 million and $136.1 million in the prior year periods. Home sales gross profit percentage increased by 170 and 180 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 60 and 30 basis points in the three and six months ended March 31, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at March 31, 2022 and September 30, 2021 are summarized as follows:

	As of March 31, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$726.7	$838.6	$—	$1.7	$1,567.0
Southwest	1,521.0	1,338.9	7.0	18.9	2,885.8
South Central	2,547.0	1,536.4	0.3	0.7	4,084.4
Southeast	2,526.4	1,264.7	13.1	—	3,804.2
East	1,492.7	941.6	—	—	2,434.3
North	1,107.2	551.3	5.3	—	1,663.8
Corporate and unallocated (1)	126.5	79.3	0.3	0.3	206.4
	$10,047.5	$6,550.8	$26.0	$21.6	$16,645.9

	As of September 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$609.6	$685.4	$—	$12.5	$1,307.5
Southwest	1,113.5	1,315.8	6.9	9.4	2,445.6
South Central	1,977.4	1,501.5	0.4	—	3,479.3
Southeast	2,002.4	1,160.1	16.1	—	3,178.6
East	1,124.6	792.3	1.3	1.4	1,919.6
North	901.4	460.4	5.3	1.8	1,368.9
Corporate and unallocated (1)	119.1	88.5	0.4	0.3	208.3
	$7,848.0	$6,004.0	$30.4	$25.4	$13,907.8
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at March 31, 2022 and September 30, 2021 are summarized as follows:

	As of March 31, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	10,500	32,200	42,700	3,100
Southwest	22,300	38,000	60,300	7,200
South Central	41,400	68,600	110,000	17,500
Southeast	26,200	131,900	158,100	17,100
East	20,200	107,000	127,200	9,200
North	10,600	65,100	75,700	5,700
	131,200	442,800	574,000	59,800
	23%	77%	100%

	As of September 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	9,000	31,400	40,400	2,600
Southwest	22,800	34,300	57,100	5,500
South Central	42,800	79,000	121,800	14,000
Southeast	26,700	125,500	152,200	13,600
East	17,300	83,100	100,400	7,300
North	9,200	49,200	58,400	4,800
	127,800	402,500	530,300	47,800
	24%	76%	100%
___________________

(1)Land/lots owned included approximately 30,200 and 30,800 owned lots that are fully developed and ready for home construction at March 31, 2022 and September 30, 2021, respectively. Land/lots owned also included land held for development representing 600 and 1,300 lots at March 31, 2022 and September 30, 2021, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2022 and September 30, 2021 was $18.7 billion and $15.5 billion, respectively, secured by earnest money deposits of $1.4 billion and $1.1 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2022 and September 30, 2021 included $1.5 billion and $1.6 billion, respectively, related to lot purchase contracts with Forestar, secured by $137.7 million and $151.0 million, respectively, of earnest money.
(3)Lots controlled at March 31, 2022 included approximately 36,700 lots owned or controlled by Forestar, 19,100 of which our homebuilding divisions have under contract to purchase and 17,600 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 15,500 lots were in our Southeast region, 6,300 lots were in our East region, 5,400 lots were in our Southwest region, 4,600 lots were in our South Central region, 3,600 lots were in our North region and 1,300 lots were in our Northwest region. Lots controlled at September 30, 2021 included approximately 39,200 lots owned or controlled by Forestar, 21,000 of which our homebuilding divisions had under contract to purchase and 18,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 26,000 and 21,700 of our homes in inventory were unsold at March 31, 2022 and September 30, 2021, respectively. At March 31, 2022, approximately 600 of our unsold homes were completed, of which approximately 60 homes had been completed for more than six months. At September 30, 2021, approximately 900 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both March 31, 2022 and September 30, 2021.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at March 31, 2022, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 53 markets across 23 states as of March 31, 2022. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Total revenues	$421.6	$287.1	$829.2	$594.2
Cost of land/lot sales and other	328.7	233.2	662.3	495.8
Inventory and land option charges	5.4	0.6	6.0	0.9
Total cost of sales	$334.1	$233.8	$668.3	$496.7
Selling, general and administrative expense	24.3	16.3	45.8	31.8
Other (income) expense	—	(0.6)	(1.6)	(1.1)
Income before income taxes	$63.2	$37.6	$116.7	$66.8

Revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders. During the three and six months ended March 31, 2022, Forestar sold 5,788 and 10,304 single-family lots, respectively, compared to 3,588 and 7,155 single-family lots in the prior year periods. Of the total lots sold, Forestar sold 4,771 lots to D.R. Horton for $389.7 million and 8,785 lots for $719.8 million during the three and six months ended March 31, 2022, respectively, compared to 3,358 lots for $265.3 million and 6,747 lots for $559.5 million in the prior year periods.

SG&A expense for the three and six months ended March 31, 2022 included charges of $1.0 million and $2.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.9 million and $2.0 million, respectively, in the same periods of fiscal 2021.

At March 31, 2022, Forestar owned directly or controlled through land and lot purchase contracts approximately 96,500 residential lots, of which 5,100 are fully developed. Approximately 36,700 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton, and 1,000 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,551	13,227	2%	25,640	25,949	(1)%
Number of homes closed by D.R. Horton	19,828	19,701	1%	38,224	38,440	(1)%
Percentage of D.R. Horton homes financed by DHI Mortgage	68%	67%		67%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,571	13,240	3%	25,682	25,978	(1)%
Total number of loans originated or brokered by DHI Mortgage	13,777	13,553	2%	26,191	26,626	(2)%
Captive business percentage	99%	98%		98%	98%
Loans sold by DHI Mortgage to third parties	12,527	12,371	1%	25,598	25,829	(1)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2022	2021	% Change	2022	2021	% Change
	(In millions)
Loan origination and other fees	$11.4	$11.7	(3)%	$20.9	$22.9	(9)%
Gains on sale of mortgage loans and mortgage servicing rights	168.0	178.6	(6)%	302.0	317.4	(5)%
Servicing income	0.5	—	—%	1.1	2.4	(54)%
Total mortgage operations revenues	179.9	190.3	(5)%	324.0	342.7	(5)%
Title policy premiums	42.2	34.8	21%	82.4	69.6	18%
Total revenues	222.1	225.1	(1)%	406.4	412.3	(1)%
General and administrative expense	138.0	123.7	12%	263.2	233.3	13%
Other (income) expense	(8.7)	(6.3)	38%	(16.7)	(12.8)	30%
Financial services pre-tax income	$92.8	$107.7	(14)%	$159.9	$191.8	(17)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
General and administrative expense	62.1%	55.0%	64.8%	56.6%
Other (income) expense	(3.9)%	(2.8)%	(4.1)%	(3.1)%
Financial services pre-tax income	41.8%	47.8%	39.3%	46.5%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and six months ended March 31, 2022, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 2% and decreased 1%, respectively, from the prior year periods corresponding to the change in the number of homes closed by our homebuilding operations.

Homes closed by our homebuilding operations constituted 99% and 98% of DHI Mortgage loan originations in the three and six months ended March 31, 2022, respectively, compared to 98% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 1% and decreased 1% in the three and six months ended March 31, 2022, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on March 31, 2022 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the six months ended March 31, 2022, approximately 68% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 24% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 5% to $179.9 million and $324.0 million in the three and six months ended March 31, 2022, respectively, from $190.3 million and $342.7 million in the prior year periods, primarily due to competitive pricing pressure in the secondary mortgage market. Revenues from our title operations increased 21% to $42.2 million and 18% to $82.4 million in the three and six months ended March 31, 2022, respectively, from $34.8 million and $69.6 million in the prior year periods, primarily due to an increase in the average premium collected on closing transactions.

General and administrative (G&A) expense related to our financial services operations increased 12% to $138.0 million and 13% to $263.2 million in the three and six months ended March 31, 2022, respectively, from $123.7 million and $233.3 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 62.1% and 64.8% in the three and six months ended March 31, 2022, respectively, compared to 55.0% and 56.6% in the prior year periods. The increase was primarily due to an increase in the number of employees to support expected increased volume for the remainder of fiscal 2022. Additionally, fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,990 and 2,578 people at March 31, 2022 and 2021, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue decrease from competitive pricing pressure in the secondary mortgage market and an increase in employee related G&A expenses, pre-tax income from our financial services operations decreased 17% to $159.9 million in the six months ended March 31, 2022 from $191.8 million in the prior year period.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style multi-family rental communities typically accommodating 200 to 400 dwelling units in high growth suburban markets. The single-family rental operations primarily construct and lease single-family homes and then market the community for a bulk sale of rental homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the three and six months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In millions)
Revenues
Single-family rental	$172.9	$—	$253.2	$31.8
Multi-family rental	50.0	—	126.2	—
Total revenues	222.9	—	379.4	31.8
Cost of sales
Single-family rental	77.5	—	113.8	17.8
Multi-family rental	25.0	—	61.5	—
Total cost of sales	102.5	—	175.3	17.8
Selling, general and administrative expense	22.8	11.6	41.4	20.9
Other (income) expense	(4.9)	(5.2)	(9.8)	(9.1)
Income before income taxes	$102.5	$(6.4)	$172.5	$2.2

During the three months ended March 31, 2022, we sold one multi-family rental property (126 total units) for $50.0 million, and during the six months ended March 31, 2022, we sold two multi-family rental properties (477 total units) for $126.2 million. There were no sales of multi-family rental properties during the prior year periods. During the three months ended March 31, 2022, we sold three single-family rental properties (368 total homes) for $172.9 million, and during the six months ended March 31, 2022, we sold five single-family rental properties (594 total homes) for $253.2 million. There were no sales of single-family rental properties during the prior year quarter and one property (124 total homes) sold for $31.8 million in the prior year six month period.

At March 31, 2022, our rental property inventory of $1.5 billion included $597.4 million of inventory related to our multi-family rental operations and $902.7 million of inventory related to our single-family rental operations. At March 31, 2022, we had 16 multi-family rental properties, consisting of 4,830 units, under active construction and one community, consisting of 300 units, that was substantially complete and in the lease-up phase. At March 31, 2022, we had 98 single-family rental properties that included 6,350 homes and finished lots, of which 1,300 homes were completed, and 4,000 expected lots that were unimproved or under development.

At September 30, 2021, our rental property inventory of $840.9 million included $425.1 million of assets related to our multi-family rental operations and $415.8 million of assets related to our single-family rental operations. At September 30, 2021, we had 15 multi-family rental properties, consisting of 4,340 units, under active construction and one community, consisting of 350 units, that was substantially complete and in the lease-up phase. At September 30, 2021, we had 55 single-family rental properties that included 2,650 homes and finished lots, of which 865 homes were completed, and 3,200 expected lots that were unimproved or under development.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $13.6 million and $24.3 million in the three and six months ended March 31, 2022, respectively, compared to $6.5 million and $12.7 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2022 was $1.9 billion and $3.4 billion, respectively, compared to $1.2 billion and $2.2 billion in the prior year periods. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased average selling prices and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2022 was $441.0 million and $792.5 million, respectively, compared to $246.0 million and $485.1 million in the prior year periods. Our effective tax rate was 23.4% for both the three and six months ended March 31, 2022 compared to 20.8% and 21.9%, respectively, in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and the federal energy efficient homes tax credit. The federal energy efficient homes tax credit expired for homes closed after December 31, 2021.

Our deferred tax assets, net of deferred tax liabilities, were $135.7 million at March 31, 2022 compared to $159.5 million at September 30, 2021. We have a valuation allowance of $4.0 million and $4.2 million at March 31, 2022 and September 30, 2021, respectively, related to state deferred tax assets for net operating loss (NOL) carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

As of March 31, 2022, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.6 billion, with $2.4 billion payable within 12 months, including $1.6 billion outstanding under the mortgage repurchase facility. At March 31, 2022, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 24.9% compared to 26.7% at September 30, 2021 and 25.7% at March 31, 2021. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 18.9% at March 31, 2022 compared to 12.9% at September 30, 2021 and 14.9% and March 31, 2021.

At March 31, 2022, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 16.4% compared to 17.8% at September 30, 2021 and 16.8% at March 31, 2021. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 11.2% at March 31, 2022 compared to 1.7% at September 30, 2021 and 5.3% at March 31, 2021. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain significantly lower than 30% throughout fiscal 2022. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At March 31, 2022, we had outstanding letters of credit of $236.1 million and surety bonds of $2.5 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At March 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2022, cash and cash equivalents of our homebuilding segment totaled $1.2 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 20, 2026. Borrowings and repayments under the facility totaled $750 million each during the six months ended March 31, 2022. At March 31, 2022, there were no borrowings outstanding and $175.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.0 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At March 31, 2022, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $3.15 billion principal amount of homebuilding senior notes outstanding as of March 31, 2022 that mature from September 2022 through October 2027. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At March 31, 2022, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock. During the six months ended March 31, 2022, we repurchased 5.8 million shares of our common stock for $544.2 million. At March 31, 2022, the full amount of the debt repurchase authorization was remaining, and $2.0 million of the stock repurchase authorization was remaining. In April 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior stock repurchase authorization. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At March 31, 2022, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 38.9% compared to 41.0% at both September 30, 2021 and March 31, 2021. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 29.9% compared to 35.2% at September 30, 2021 and 34.1% at March 31, 2021.

Cash and Cash Equivalents — At March 31, 2022, Forestar had cash and cash equivalents of $233.7 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At March 31, 2022, there were no borrowings outstanding and $60.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $349.5 million.

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

Unsecured Debt — As of March 31, 2022, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations. At March 31, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at March 31, 2022, and the authorization has no expiration date.

Issuance of Common Stock — During the six months ended March 31, 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At March 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At March 31, 2022, cash and cash equivalents of our financial services operations totaled $102.1 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2022, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 17, 2023. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at March 31, 2022 was $2.1 billion.

As of March 31, 2022, $2.2 billion of mortgage loans held for sale with a collateral value of $2.2 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $619.9 million, DHI Mortgage had an obligation of $1.6 billion outstanding under the mortgage repurchase facility at March 31, 2022 at a 1.9% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At March 31, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

Cash and Cash Equivalents — At March 31, 2022, cash and cash equivalents of our rental operations segment totaled $141.1 million. During fiscal 2021 and through the first half of fiscal 2022, we substantially increased the investment in our rental operations. The inventory in our rental segment totaled $1.5 billion at March 31, 2022 compared to $840.9 million at September 30, 2021 and $543.5 million at March 31, 2021. To date, we have funded our rental operations with capital from our homebuilding operations.

Bank Credit Facility — In March 2022, our rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On March 17, 2022, DRH Rental utilized the accordion feature and increased the size of the facility to $750 million through an additional commitment. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At March 31, 2022, the borrowing base limited the available capacity under the facility to $486 million and there were no borrowings outstanding or letters of credit issued under the facility. The maturity date of the facility is March 4, 2026.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Operating Cash Flow Activities

In the six months ended March 31, 2022, net cash used in operating activities was $834.6 million compared to $154.9 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $416.2 million, $409.1 million and $63.0 million of cash used in our homebuilding, rental and financial services segments, respectively, partially offset by $76.6 million of cash provided by our Forestar segment.

Cash used to increase construction in progress and finished home inventory was $2.1 billion in the current year period compared to $1.3 billion in the prior year period, reflecting an increase in our homes in inventory in the current period. Cash used to increase residential land and lots was $528.4 million in the current year period compared to $975.2 million in the prior year period. Of these amounts, $61.1 million and $377.2 million, respectively, related to Forestar.

During the six months ended March 31, 2022, cash used to increase our single-family and multi-family rental properties was $655.9 million and is reflected as cash used in operating activities. Prior to the third quarter of fiscal 2021, cash activities related to rental properties were presented as investing activities. During the six month period ended March 31, 2021, expenditures related to rental properties were $173.9 million.

Investing Cash Flow Activities

In the six months ended March 31, 2022, net cash used in investing activities was $68.7 million compared to $196.1 million in the prior year period. In the current year period, uses of cash included purchases of property and equipment totaling $72.5 million. In the prior year period, uses of cash included expenditures related to our rental operations totaling $173.9 million, the acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $30.5 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the six months ended March 31, 2022, net cash used in financing activities was $644.8 million, consisting primarily of repayments of amounts drawn on our homebuilding revolving credit facility totaling $750 million, cash used to repurchase shares of our common stock of $569.8 million and payment of cash dividends totaling $159.2 million. These uses of cash were partially offset by draws on our homebuilding revolving credit facility of $750 million and net advances of $84.3 million on our mortgage repurchase facility.

During the six months ended March 31, 2021, net cash used in financing activities was $457.2 million, consisting primarily of repayment of $400 million principal amount of our 2.55% homebuilding senior notes at maturity, cash used to repurchase shares of our common stock of $420.2 million and payment of cash dividends totaling $145.6 million. These uses of cash were partially offset by note proceeds from our issuance of $500 million principal amount of 1.4% homebuilding senior notes and net advances of $70.9 million on our mortgage repurchase facility.

During each of the first two quarters of fiscal 2022, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, the most recent of which was paid on February 25, 2022 to stockholders of record on February 17, 2022. In April 2022, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on May 18, 2022 to stockholders of record on May 9, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of March 31, 2022, D.R. Horton, Inc. had $3.15 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

All of the homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantors or Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by D.R. Horton, Inc. Our subsidiaries associated with the Forestar lot development operations, financial services operations, multi-family and single-family rental operations and certain other subsidiaries do not guarantee the homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt. The guarantees will be structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries of the Guarantors.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	March 31, 2022	September 30, 2021
	(In millions)
Assets
Cash	$1,106.3	$2,893.3
Inventories	17,247.6	14,203.2
Amount due from Non-Guarantor Subsidiaries	763.9	592.4
Total assets	21,611.3	19,724.9
Liabilities & Stockholders’ Equity
Notes payable	$3,222.0	$3,214.0
Total liabilities	6,463.1	6,157.4
Stockholders’ equity	15,148.2	13,567.5

Summarized Statement of Operations Data	Six Months Ended March 31, 2022	Year Ended September 30, 2021
	(In millions)
Revenues	$14,180.7	$26,566.8
Cost of sales	10,200.6	19,824.1
Selling, general and administrative expense	977.0	1,889.4
Income before income taxes	2,995.1	4,825.6
Net income	2,294.5	3,786.5

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2021, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2021, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2022 and September 30, 2021, we had reserves for approximately 455 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2022, we established reserves for approximately 180 new construction defect claims and resolved 105 construction defect claims for a total cost of $12.8 million. At March 31, 2021 and September 30, 2020, we had reserves for approximately 320 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2021, we established reserves for approximately 115 new construction defect claims and resolved 55 construction defect claims for a total cost of $6.2 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2022 and 2021 was not significant, is recognized in current earnings. At March 31, 2022, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.8 billion. Uncommitted IRLCs totaled a notional amount of approximately $3.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.4 billion at March 31, 2022.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At March 31, 2022 and September 30, 2021, we had MBS totaling $784.2 million and $834.6 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $9.8 million and $1.1 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2022. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2022.

	Six Months Ending September 30, 2022	Fiscal Year Ending September 30,							Fair Value at March 31, 2022
		2023	2024	2025	2026	2027	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$436.0	$764.6	$13.0	$500.4	$900.4	$600.4	$800.0	$4,014.8	$3,862.7
Average interest rate	4.2%	5.2%	4.0%	2.7%	3.4%	1.5%	3.0%	3.4%
Variable rate	$1,578.9	$—	$—	$—	$—	$—	$—	$1,578.9	$1,578.9
Average interest rate	1.9%	—%	—%	—%	—%	—%	—%	1.9%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended March 31, 2022. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
January 1, 2022 - January 31, 2022	—	$—	—	$268.0
February 1, 2022 - February 28, 2022	3,100,000	85.82	3,100,000	2.0
March 1, 2022 - March 31, 2022	—	—	—	2.0
Total	3,100,000	$85.82	3,100,000	$2.0
_________________
(1) Effective April 20, 2021, our Board of Directors authorized the repurchase of $1.0 billion of our common stock. During the three months ended March 31, 2022, we repurchased 3.1 million shares of our common stock for $266.0 million. At March 31, 2022, there was $2.0 million remaining on the repurchase authorization. In April 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior authorization. The authorization has no expiration date.

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
10.1
Fourth Amended and Restated Master Repurchase Agreement, dated February 18, 2022, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.2
Credit Agreement, dated March 4, 2022, among DRH Rental, Inc., the lenders party thereto and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

	10.3	†	Executive Compensation Notice and Summary – Chairman, CEO and Co-COOs (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).
	10.4	†
Form of Performance Restricted Stock Unit Agreement – Named Executive Officers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).

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

D.R. HORTON, INC.
Date:	April 27, 2022	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 27, 2022	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)