Form 10-Q
period 2022-06-30
HORTON D R INC /DE/
filed 2022-07-22
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 19, 2022, there were 347,481,487 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,655.7	$3,210.4
Restricted cash	28.6	26.8
Total cash, cash equivalents and restricted cash	1,684.3	3,237.2
Inventories:
Construction in progress and finished homes	10,803.1	7,739.2
Residential land and lots — developed and under development	8,787.6	7,781.8
Land held for development	124.5	110.9
Land held for sale	32.7	25.4
Rental properties	1,951.0	821.8
Total inventory	21,698.9	16,479.1
Mortgage loans held for sale	2,082.5	2,027.3
Deferred income taxes, net of valuation allowance of $20.3 million and $4.2 million at June 30, 2022 and September 30, 2021, respectively	157.4	155.3
Property and equipment, net	481.3	392.9
Other assets	2,602.0	1,560.6
Goodwill	163.5	163.5
Total assets	$28,869.9	$24,015.9
LIABILITIES
Accounts payable	$1,507.3	$1,177.0
Accrued expenses and other liabilities	2,951.9	2,210.3
Notes payable	5,975.2	5,412.4
Total liabilities	10,434.4	8,799.7
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 399,040,704 shares issued and 347,377,037 shares outstanding at June 30, 2022 and 397,190,100 shares issued and 356,015,843 shares outstanding at September 30, 2021	4.0	4.0
Additional paid-in capital	3,317.7	3,274.8
Retained earnings	17,631.6	13,644.3
Treasury stock, 51,663,667 shares and 41,174,257 shares at June 30, 2022 and September 30, 2021, respectively, at cost	(2,890.8)	(2,036.6)
Stockholders’ equity	18,062.5	14,886.5
Noncontrolling interests	373.0	329.7
Total equity	18,435.5	15,216.2
Total liabilities and equity	$28,869.9	$24,015.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share data) (Unaudited)
Revenues	$8,788.1	$7,284.6	$23,840.6	$19,664.9
Cost of sales	5,879.3	5,212.6	16,214.9	14,196.0
Selling, general and administrative expense	740.6	655.7	2,101.6	1,863.2
Gain on sale of assets	—	—	—	(14.0)
Loss on extinguishment of debt	—	18.1	—	18.1
Other (income) expense	(15.1)	(17.4)	(39.8)	(28.2)
Income before income taxes	2,183.3	1,415.6	5,563.9	3,629.8
Income tax expense	524.0	299.1	1,316.5	784.1
Net income	1,659.3	1,116.5	4,247.4	2,845.7
Net income attributable to noncontrolling interests	11.5	1.0	21.7	8.9
Net income attributable to D.R. Horton, Inc.	$1,647.8	$1,115.5	$4,225.7	$2,836.8

Basic net income per common share attributable to D.R. Horton, Inc.	$4.70	$3.10	$11.96	$7.83
Weighted average number of common shares	350.8	359.7	353.3	362.2

Diluted net income per common share attributable to D.R. Horton, Inc.	$4.67	$3.06	$11.85	$7.73
Adjusted weighted average number of common shares	353.1	364.0	356.5	367.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	1,141.6	—	4.2	1,145.8
Exercise of stock options (244,182 shares)	—	5.8	—	—	—	5.8
Stock issued under employee benefit plans (727,813 shares)	—	11.4	—	—	—	11.4
Cash paid for shares withheld for taxes	—	(33.0)	—	—	—	(33.0)
Stock-based compensation expense	—	23.7	—	—	—	23.7
Cash dividends declared ($0.225 per share)	—	—	(80.1)	—	—	(80.1)
Repurchases of common stock (2,710,237 shares)	—	—	—	(278.2)	—	(278.2)
Change of ownership interest in Forestar	—	—	—	—	1.8	1.8
Balances at December 31, 2021 (354,277,601 shares)	$4.0	$3,282.7	$14,705.8	$(2,314.8)	$335.7	$16,013.4
Net income	—	—	1,436.3	—	6.0	1,442.3
Exercise of stock options (4,533 shares)	—	0.1	—	—	—	0.1
Stock issued under employee benefit plans (773,301 shares)	—	4.9	—	—	—	4.9
Cash paid for shares withheld for taxes	—	(28.7)	—	—	—	(28.7)
Stock-based compensation expense	—	30.9	—	—	—	30.9
Cash dividends declared ($0.225 per share)	—	—	(79.1)	—	—	(79.1)
Repurchases of common stock (3,100,000 shares)	—	—	—	(266.0)	—	(266.0)
Change of ownership interest in Forestar	—	(1.2)	—	—	1.2	—
Balances at March 31, 2022 (351,955,435 shares)	$4.0	$3,288.7	$16,063.0	$(2,580.8)	$342.9	$17,117.8
Net income	—	—	1,647.8	—	11.5	1,659.3
Exercise of stock options (25,725 shares)	—	0.6	—	—	—	0.6
Stock issued under employee benefit plans (75,050 shares)	—	4.1	—	—	—	4.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	24.8	—	—	—	24.8
Cash dividends declared ($0.225 per share)	—	—	(79.2)	—	—	(79.2)
Repurchases of common stock (4,679,173 shares)	—	—	—	(310.0)	—	(310.0)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Noncontrolling interest acquired	—	—	—	—	18.2	18.2
Balances at June 30, 2022 (347,377,037 shares)	$4.0	$3,317.7	$17,631.6	$(2,890.8)	$373.0	$18,435.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	791.8	—	3.4	795.2
Exercise of stock options (42,950 shares)	—	0.9	—	—	—	0.9
Stock issued under employee benefit plans (604,947 shares)	0.1	—	—	—	—	0.1
Cash paid for shares withheld for taxes	—	(26.3)	—	—	—	(26.3)
Stock-based compensation expense	—	21.7	—	—	—	21.7
Cash dividends declared ($0.20 per share)	—	—	(72.9)	—	—	(72.9)
Repurchases of common stock (1,000,000 shares)	—	—	—	(69.8)	—	(69.8)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(0.3)	—	—	0.3	—
Balances at December 31, 2020 (363,647,879 shares)	$4.0	$3,236.9	$10,476.7	$(1,232.4)	$285.1	$12,770.3
Net income	—	—	929.5	—	4.4	933.9
Exercise of stock options (391,047 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (916,209 shares)	—	3.2	—	—	—	3.2
Cash paid for shares withheld for taxes	—	(56.6)	—	—	—	(56.6)
Stock-based compensation expense	—	25.4	—	—	—	25.4
Cash dividends declared ($0.20 per share)	—	—	(72.7)	—	—	(72.7)
Repurchases of common stock (4,475,624) shares)	—	—	—	(350.4)	—	(350.4)
Change of ownership in Forestar and other	—	(1.9)	—	—	23.4	21.5
Balances at March 31, 2021 (360,479,511 shares)	$4.0	$3,208.4	$11,333.5	$(1,582.8)	$312.9	$13,276.0
Net income	—	—	1,115.5	—	1.0	1,116.5
Exercise of stock options (152,119 shares)	—	1.4	—	—	—	1.4
Stock issued under employee benefit plans (110,946 shares)	—	8.5	—	—	—	8.5
Cash paid for shares withheld for taxes and other	—	4.4	—	—	—	4.4
Stock-based compensation expense	—	22.6	—	—	—	22.6
Cash dividends declared ($0.20 per share)	—	—	(72.1)	—	—	(72.1)
Repurchases of common stock (2,617,766 shares)	—	—	—	(241.2)	—	(241.2)
Change of ownership interest in Forestar	—	0.7	—	—	8.2	8.9
Balances at June 30, 2021 (358,124,810 shares)	$4.0	$3,246.0	$12,376.9	$(1,824.0)	$322.1	$14,125.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2022	2021
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$4,247.4	$2,845.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	60.2	63.6
Stock-based compensation expense	79.4	69.7
Deferred income taxes	14.3	(2.1)
Inventory and land option charges	30.6	17.6
Gain on sale of assets	—	(14.0)
Loss on extinguishment of debt	—	18.1
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(3,063.9)	(1,739.7)
Increase in residential land and lots – developed, under development, held for development and held for sale	(1,005.1)	(1,349.8)
Increase in rental properties	(1,129.6)	(196.0)
Increase in other assets	(777.3)	(368.2)
Increase in mortgage loans held for sale	(55.2)	(115.1)
Increase in accounts payable, accrued expenses and other liabilities	1,036.4	735.7
Net cash used in operating activities	(562.8)	(34.5)
INVESTING ACTIVITIES
Expenditures for property and equipment	(108.0)	(46.0)
Proceeds from sale of assets	—	37.6
Expenditures related to rental properties	—	(173.9)
Payments related to business acquisitions, net of cash acquired	(271.5)	(24.4)
Other investing activities	6.6	(0.2)
Net cash used in investing activities	(372.9)	(206.9)
FINANCING ACTIVITIES
Proceeds from notes payable	2,625.0	914.1
Repayment of notes payable	(2,051.2)	(792.8)
Payments on mortgage repurchase facility, net	(88.9)	(39.0)
Proceeds from stock associated with certain employee benefit plans	26.9	15.5
Cash paid for shares withheld for taxes	(61.8)	(78.5)
Cash dividends paid	(238.4)	(217.7)
Repurchases of common stock	(859.7)	(661.4)
Net proceeds from issuance of Forestar common stock	1.7	32.6
Net other financing activities	29.2	(2.4)
Net cash used in financing activities	(617.2)	(829.6)
Net decrease in cash, cash equivalents and restricted cash	(1,552.9)	(1,071.0)
Cash, cash equivalents and restricted cash at beginning of period	3,237.2	3,040.1
Cash, cash equivalents and restricted cash at end of period	$1,684.3	$1,969.1

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$64.3	$12.5
Stock issued under employee incentive plans	$130.0	$124.7
Repurchase of common stock not settled	$20.1	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of June 30, 2022, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022 or subsequent periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
Business Acquisition

In April 2022, the Company and Vidler Water Resources, Inc. (Vidler) entered into a definitive merger agreement pursuant to which the Company would acquire all of the outstanding shares of Vidler for $15.75 per share in an all-cash transaction. Under the terms of the merger agreement, in May 2022, the Company completed a tender offer and acquired all of the outstanding shares for a total purchase price of $290.5 million.

The Company’s preliminary allocation of the purchase price to the assets, liabilities and noncontrolling interest acquired is as follows (in millions):

Cash and cash equivalents	$19.0
Property and equipment	30.1
Deferred income taxes, net of valuation allowance of $16.4 million	16.3
Intangible and other assets (1)	251.0
Total assets	316.4

Other liabilities	7.7
Total liabilities	7.7

Noncontrolling interest	18.2
Net assets acquired	$290.5

_____________________________________
(1)Intangible and other assets consist primarily of water rights and are included in other assets in the Company’s consolidated financial statements.

The purchase price allocation presented above is preliminary and is subject to revision as additional information becomes available and more detailed analyses are completed. The Company expects the allocation to be finalized during the fourth quarter of fiscal 2022.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 105 markets across 33 states. The Company’s operating segments are its 78 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

During the fourth quarter of fiscal 2021, the Company changed its internal organization and reporting of its operating segments and reportable segments to combine its single-family rental operations and its multi-family rental operations into a new reporting segment to reflect the method by which the chief operating decision makers manage the business, evaluate internal results and allocate financial resources. Additionally, during the fourth quarter of fiscal 2021, the Company realigned the aggregation of its homebuilding operating segments into six new reportable segments to better allocate its homebuilding operating segments across geographic reporting regions. Segment information for the three and nine months ended June 30, 2021 has been reclassified to conform to the current presentation.

Homebuilding

Based on the aggregation of the homebuilding operating segments, the Company’s six reporting segments and the states in which it has homebuilding operations are as follows:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Arkansas, Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kentucky, Maryland, Minnesota, Nebraska, New Jersey, Ohio, Pennsylvania, Virginia and West Virginia

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

Forestar

The Forestar segment is a residential lot development company with operations in 52 markets across 22 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
Rental

The Company’s rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes and then market each community for a bulk sale of rental homes.

Other

In addition to its homebuilding, Forestar, financial services and rental operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, owns water rights and other water-related assets, owns non-residential real estate including ranch land and improvements and owns and operates energy-related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented in the Eliminations and Other column in the tables that follow.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,207.2	$146.3	$126.3	$133.9	$42.0	$1,655.7
Restricted cash	16.2	—	11.5	0.9	—	28.6
Inventories:
Construction in progress and finished homes	10,974.0	—	—	—	(170.9)	10,803.1
Residential land and lots — developed and under development	6,909.4	1,950.6	—	—	(72.4)	8,787.6
Land held for development	20.8	103.7	—	—	—	124.5
Land held for sale	32.7	—	—	—	—	32.7
Rental properties	—	—	—	1,976.2	(25.2)	1,951.0
	17,936.9	2,054.3	—	1,976.2	(268.5)	21,698.9
Mortgage loans held for sale	—	—	2,082.5	—	—	2,082.5
Deferred income taxes, net	145.3	—	—	—	12.1	157.4
Property and equipment, net	346.2	5.5	4.0	1.6	124.0	481.3
Other assets	2,113.5	61.7	256.7	18.3	151.8	2,602.0
Goodwill	134.3	—	—	—	29.2	163.5
	$21,899.6	$2,267.8	$2,481.0	$2,130.9	$90.6	$28,869.9
Liabilities
Accounts payable	$1,308.4	$63.8	$—	$212.2	$(77.1)	$1,507.3
Accrued expenses and other liabilities	2,530.4	350.5	223.1	12.1	(164.2)	2,951.9
Notes payable	3,688.9	705.6	1,405.7	175.0	—	5,975.2
	$7,527.7	$1,119.9	$1,628.8	$399.3	$(241.3)	$10,434.4
______________
(1)Amounts are presented on Forestar’s historical cost basis, consistent with the manner in which management evaluates segment performance.
(2)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

	Three Months Ended June 30, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$8,336.4	$—	$—	$—	$—	$8,336.4
Land/lot sales and other	11.4	308.5	—	—	(232.2)	87.7
Rental property sales	—	—	—	109.7	—	109.7
Financial services	—	—	254.3	—	—	254.3
	8,347.8	308.5	254.3	109.7	(232.2)	8,788.1
Cost of sales
Home sales (3)	5,826.8	—	—	—	(52.5)	5,774.3
Land/lot sales and other	7.3	233.6	—	—	(197.4)	43.5
Rental property sales	—	—	—	50.9	—	50.9
Inventory and land option charges	9.5	1.0	—	0.1	—	10.6
	5,843.6	234.6	—	51.0	(249.9)	5,879.3
Selling, general and administrative expense	553.2	24.1	137.3	22.8	3.2	740.6
Other (income) expense	(3.7)	(2.9)	(11.3)	(6.7)	9.5	(15.1)
Income before income taxes	$1,954.7	$52.7	$128.3	$42.6	$5.0	$2,183.3
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

	Nine Months Ended June 30, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$22,492.0	$—	$—	$—	$—	$22,492.0
Land/lot sales and other	42.0	1,137.7	—	—	(981.0)	198.7
Rental property sales	—	—	—	489.1	—	489.1
Financial services	—	—	660.8	—	—	660.8
	22,534.0	1,137.7	660.8	489.1	(981.0)	23,840.6
Cost of sales
Home sales (3)	15,996.0	—	—	—	(133.9)	15,862.1
Land/lot sales and other	27.7	895.9	—	—	(822.1)	101.5
Rental property sales	—	—	—	225.8	(5.1)	220.7
Inventory and land option charges	23.2	7.0	—	0.4	—	30.6
	16,046.9	902.9	—	226.2	(961.1)	16,214.9
Selling, general and administrative expense	1,558.1	69.9	400.6	64.2	8.8	2,101.6
Other (income) expense	(11.6)	(4.5)	(28.0)	(16.4)	20.7	(39.8)
Income before income taxes	$4,940.6	$169.4	$288.2	$215.1	$(49.4)	$5,563.9

Summary Cash Flow Information
Depreciation and amortization	$47.0	$2.0	$1.4	$0.5	$9.3	$60.2
Cash provided by (used in) operating activities	$124.5	$(10.2)	$150.1	$(826.4)	$(0.8)	$(562.8)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

	Three Months Ended June 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$7,040.1	$—	$—	$—	$—	$7,040.1
Land/lot sales and other	7.1	312.9	—	—	(264.2)	55.8
Rental property sales	—	—	—	23.1	(23.1)	—
Financial services	—	—	188.7	—	—	188.7
	7,047.2	312.9	188.7	23.1	(287.3)	7,284.6
Cost of sales
Home sales (3)	5,219.2	—	—	—	(40.0)	5,179.2
Land/lot sales and other	2.7	256.4	—	—	(231.3)	27.8
Rental property sales	—	—	—	11.7	(11.7)	—
Inventory and land option charges	4.9	0.7	—	—	—	5.6
	5,226.8	257.1	—	11.7	(283.0)	5,212.6
Selling, general and administrative expense	500.7	16.9	127.0	8.8	2.3	655.7
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(4.9)	(0.3)	(8.6)	(7.3)	3.7	(17.4)
Income before income taxes	$1,324.6	$21.1	$70.3	$9.9	$(10.3)	$1,415.6
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

	Nine Months Ended June 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$18,909.2	$—	$—	$—	$—	$18,909.2
Land/lot sales and other	40.5	907.1	—	—	(793.0)	154.6
Rental property sales	—	—	—	54.9	(54.9)	—
Financial services	—	—	601.1	—	—	601.1
	18,949.7	907.1	601.1	54.9	(847.9)	19,664.9
Cost of sales
Home sales (3)	14,196.3	—	—	—	(103.3)	14,093.0
Land/lot sales and other	29.0	752.2	—	—	(695.8)	85.4
Rental property sales	—	—	—	29.6	(29.6)	—
Inventory and land option charges	16.0	1.6	—	—	—	17.6
	14,241.3	753.8	—	29.6	(828.7)	14,196.0
Selling, general and administrative expense	1,417.8	48.7	360.4	29.6	6.7	1,863.2
Gain on sale of assets	—	—	—	—	(14.0)	(14.0)
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(8.7)	(1.4)	(21.4)	(16.3)	19.6	(28.2)
Income before income taxes	$3,299.3	$87.9	$262.1	$12.0	$(31.5)	$3,629.8

Summary Cash Flow Information
Depreciation and amortization	$47.6	$2.1	$1.3	$5.1	$7.5	$63.6
Cash provided by (used in) operating activities	$450.7	$(340.6)	$96.2	$(405.6)	$164.8	$(34.5)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022

Homebuilding Inventories by Reporting Segment (1)	June 30, 2022	September 30, 2021
	(In millions)
Northwest	$1,757.1	$1,307.5
Southwest	2,985.4	2,445.6
South Central	4,408.8	3,479.3
Southeast	4,066.7	3,178.6
East	2,638.0	1,919.6
North	1,870.9	1,368.9
Corporate and unallocated (2)	210.0	208.3
	$17,936.9	$13,907.8
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Northwest	$674.0	$662.6	$1,879.9	$1,759.1
Southwest	1,289.2	1,021.7	3,335.9	2,773.3
South Central	2,080.4	1,547.5	5,613.1	4,295.7
Southeast	2,118.9	1,961.3	5,876.4	5,146.9
East	1,385.8	1,228.0	3,680.1	3,306.6
North	799.5	626.1	2,148.6	1,668.1
	$8,347.8	$7,047.2	$22,534.0	$18,949.7
Income before Income Taxes
Northwest	$161.0	$146.7	$421.0	$327.4
Southwest	288.3	167.5	674.2	413.2
South Central	527.2	299.0	1,297.5	790.9
Southeast	532.4	396.1	1,430.1	960.5
East	309.9	222.8	778.1	578.7
North	135.9	92.5	339.7	228.6
	$1,954.7	$1,324.6	$4,940.6	$3,299.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2022, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended June 30, 2022. During the nine months ended June 30, 2022, Forestar recorded a $3.8 million impairment charge related to one land development project. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in the nine months ended June 30, 2021.

During the three and nine months ended June 30, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $10.6 million and $26.8 million, respectively, compared to $5.6 million and $12.0 million in the same periods of fiscal 2021. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2022	September 30, 2021
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$400.0	$—
4.375% senior notes due 2022 (1)	349.9	349.6
4.75% senior notes due 2023 (1)	299.8	299.5
5.75% senior notes due 2023 (1)	399.5	399.1
2.5% senior notes due 2024 (1)	498.0	497.3
2.6% senior notes due 2025 (1)	496.9	496.2
1.3% senior notes due 2026 (1)	595.2	594.5
1.4% senior notes due 2027 (1)	495.5	494.9
Other secured notes (2)	154.1	82.2
	3,688.9	3,213.3
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (3)	396.2	395.5
5.0% senior notes due 2028 (3)	296.9	296.5
Other secured notes	12.5	12.5
	705.6	704.5
Financial Services
Mortgage repurchase facility	1,405.7	1,494.6

Rental
Unsecured:
Revolving credit facility	175.0	—
Total (4)	$5,975.2	$5,412.4
____________________________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $13.3 million and $16.5 million at June 30, 2022 and September 30, 2021, respectively.
(2)Homebuilding other secured notes excludes $0.7 million of earnest money notes payable to Forestar at September 30, 2021. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.9 million and $8.0 million at June 30, 2022 and September 30, 2021, respectively.
(4)The fair value of notes payable at June 30, 2022 totaled $5.7 billion, of which $3.5 billion were measured using Level 2 inputs and $2.2 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2021 totaled $5.5 billion, of which $3.9 billion were measured using Level 2 inputs and $1.6 billion were measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 20, 2026. Borrowings and repayments under the facility totaled $2.5 billion and $2.1 billion, respectively, during the nine months ended June 30, 2022. At June 30, 2022, there were $400 million of borrowings outstanding at a 4.8% annual interest rate and $188.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.60 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2022.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At June 30, 2022, there were no borrowings outstanding and $56.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $354.0 million.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, financial services or rental operations. At June 30, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2022.

Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2022, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 17, 2023. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at June 30, 2022 was $2.1 billion.

As of June 30, 2022, $2.1 billion of mortgage loans held for sale with a collateral value of $2.0 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $632.0 million, DHI Mortgage had an obligation of $1.4 billion outstanding under the mortgage repurchase facility at June 30, 2022 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

Rental

On March 4, 2022, the Company’s rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On March 17, 2022, DRH Rental utilized the accordion feature and increased the size of the facility to $750 million through an additional commitment. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At June 30, 2022, the borrowing base limited the available capacity under the facility to $649.6 million. At June 30, 2022, there were $175 million of borrowings outstanding at a 3.1% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $474.6 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2022 and fiscal 2021, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Capitalized interest, beginning of period	$223.3	$218.6	$217.7	$207.7
Interest incurred (1)	40.0	37.7	113.6	116.0
Interest charged to cost of sales	(35.4)	(35.4)	(103.4)	(102.8)
Capitalized interest, end of period	$227.9	$220.9	$227.9	$220.9
__________________
(1)    Interest incurred includes interest on the Company's mortgage repurchase facility of $4.0 million and $11.0 million in the three and nine months ended June 30, 2022, respectively, and $4.7 million and $13.0 million in the same periods of fiscal 2021. Also included in interest incurred is Forestar interest of $8.1 million and $24.3 million in the three and nine months ended June 30, 2022, respectively, and $10.3 million and $33.3 million in the same periods of fiscal 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2022, mortgage loans held for sale of $2.08 billion had an aggregate outstanding principal balance of $2.10 billion. At September 30, 2021, mortgage loans held for sale of $2.03 billion had an aggregate outstanding principal balance of $1.97 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the nine months ended June 30, 2022 and 2021, mortgage loans originated totaled $13.5 billion and $11.5 billion, respectively, and mortgage loans sold totaled $13.4 billion and $11.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $195.3 million and $497.3 million during the three and nine months ended June 30, 2022, respectively, compared to $135.4 million and $453.0 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2022, approximately 67% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 24% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2022 and September 30, 2021, the Company had mortgage-backed securities (MBS) totaling $2.0 billion and $834.6 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded a liability of $1.4 million and an asset of $1.1 million, respectively, for the fair value of such MBS position.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2022 and September 30, 2021, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 2 inputs, totaled $6.1 billion and $1.5 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2022 was $524.0 million and $1.3 billion, respectively, compared to $299.1 million and $784.1 million in the prior year periods. The effective tax rate was 24.0% and 23.7% for the three and nine months ended June 30, 2022, respectively, compared to 21.1% and 21.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation. The effective tax rates for the three and nine months ended June 30, 2022 are higher than the prior year periods due to the expiration of the federal energy efficient homes tax credit for homes closed after December 31, 2021.

The Company’s deferred tax assets, net of deferred tax liabilities, were $177.7 million at June 30, 2022 compared to $159.5 million at September 30, 2021. The Company has a valuation allowance of $20.3 million and $4.2 million at June 30, 2022 and September 30, 2021, respectively, related to deferred tax assets for net operating loss (NOL) and tax credit carryforwards that are more likely than not to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE H – EARNINGS PER SHARE

The following table sets forth the numerators and denominators used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,647.8	$1,115.5	$4,225.7	$2,836.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	350.8	359.7	353.3	362.2
Effect of dilutive securities:
Employee stock awards	2.3	4.3	3.2	4.9
Denominator for diluted earnings per share — adjusted weighted average common shares	353.1	364.0	356.5	367.1
Basic net income per common share attributable to D.R. Horton, Inc.	$4.70	$3.10	$11.96	$7.83
Diluted net income per common share attributable to D.R. Horton, Inc.	$4.67	$3.06	$11.85	$7.73

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2022, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. The Company repurchased 4.7 million shares of its common stock for $310.0 million during the current quarter for a total of 10.5 million shares repurchased for $854.2 million during the nine months ended June 30, 2022. At June 30, 2022, there was $690.0 million remaining on the repurchase authorization.

During each of the first three quarters of fiscal 2022, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, the most recent of which was paid on May 18, 2022 to stockholders of record on May 9, 2022. In July 2022, the Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on August 11, 2022 to stockholders of record on August 4, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. During the nine months ended June 30, 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At June 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
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

In October 2021, the Company granted 390,000 performance-based RSUs to its executive officers. In March 2022, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved an amendment and restatement of this award to increase the RSUs granted from 390,000 to 430,000. Also in March 2022, the Compensation Committee amended the executive officer short-term performance bonus plan to reduce the amount of the award that could be earned by four of its executive officers. The 430,000 performance-based RSU equity awards vest at the end of a three-year performance period ending September 30, 2024. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $80.58 per unit. Compensation expense related to this grant was $3.5 million and $11.7 million in the three and nine months ended June 30, 2022, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2022, the Company granted approximately 1.2 million time-based RSUs to approximately 1,200 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $74.96 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.9 million and $13.4 million in the three and nine months ended June 30, 2022, respectively. Compensation expense in the nine month period included $8.1 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $23.4 million and $74.3 million during the three and nine months ended June 30, 2022, respectively, compared to $21.4 million and $66.6 million during the three and nine months ended June 30, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Warranty liability, beginning of period	$407.8	$340.7	$376.3	$310.2
Warranties issued	49.1	41.8	131.6	111.5
Changes in liability for pre-existing warranties	5.8	1.7	13.1	5.4
Settlements made	(30.9)	(22.7)	(89.2)	(65.6)
Warranty liability, end of period	$431.8	$361.5	$431.8	$361.5

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $674.4 million and $577.5 million at June 30, 2022 and September 30, 2021, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both June 30, 2022 and September 30, 2021. Expenses related to the Company’s legal contingencies were $90.7 million and $46.2 million in the nine months ended June 30, 2022 and 2021, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2022 and 2021 were as follows:

	Nine Months Ended June 30,
	2022	2021
	(In millions)
Reserves for legal claims, beginning of period	$577.5	$473.8
Increase in reserves	119.1	88.8
Payments	(22.2)	(19.5)
Reserves for legal claims, end of period	$674.4	$543.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $122.3 million, $109.5 million and $98.1 million at June 30, 2022, September 30, 2021 and June 30, 2021, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At June 30, 2022, the Company had total deposits of $1.6 billion, consisting of cash deposits of $1.5 billion and promissory notes and surety bonds of $88.0 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $20.2 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $144.9 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.5 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2022, representing $97.2 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $97.2 million remaining purchase price subject to specific performance provisions, $66.2 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2022, Forestar reimbursed the homebuilding segment $4.2 million and $9.6 million, respectively, for previously paid earnest money and $18.3 million and $56.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2021, Forestar reimbursed the homebuilding segment $3.5 million and $27.7 million, respectively, for previously paid earnest money and $14.9 million and $43.1 million, respectively, for pre-acquisition and other due diligence costs.

Other Commitments

At June 30, 2022, the Company had outstanding surety bonds of $2.7 billion and letters of credit of $244.7 million to secure performance under various contracts. Of the total letters of credit, $188.7 million were issued under the homebuilding revolving credit facility and $56.0 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2022
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022	September 30, 2021
	(In millions)
Earnest money and refundable deposits	$1,630.8	$1,079.8
Intangible and other assets related to Vidler acquisition	247.7	—
Insurance receivables	122.3	109.5
Other receivables	172.6	153.6
Prepaid assets	93.1	51.6
Contract assets - insurance agency commissions	69.1	58.6
Lease right of use assets	42.7	35.6
Interest rate lock commitments	102.1	17.9
Mortgage servicing rights	13.8	4.1
Mortgage hedging instruments and commitments	66.6	—
Other	41.2	49.9
	$2,602.0	$1,560.6

The Company’s accrued expenses and other liabilities at June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022	September 30, 2021
	(In millions)
Reserves for legal claims	$674.4	$577.5
Employee compensation and related liabilities	456.5	492.1
Warranty liability	431.8	376.3
Customer deposits	279.9	193.4
Inventory related accruals	306.3	261.2
Broker deposits related to hedging instruments	54.0	—
Federal and state income tax liabilities	447.9	88.2
Accrued property taxes	42.6	51.0
Lease liabilities	44.0	37.0
Accrued interest	36.2	31.5
Interest rate lock commitments	26.3	—
Mortgage hedging instruments and commitments	34.5	1.7
Other	117.5	100.4
	$2,951.9	$2,210.3

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 105 markets across 33 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $377,800 during the nine months ended June 30, 2022. Approximately 91% of our home sales revenue in the nine months ended June 30, 2022 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our entry-level homes at affordable price points have experienced strong demand from homebuyers, as this segment of the new home market remains under-served, with low inventory levels relative to demand.

At June 30, 2022, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across our homebuilding operating footprint.

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

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes and then market each community for a bulk sale of rental homes.

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other.

OVERVIEW

During the nine months ended June 30, 2022, our number of homes closed decreased 1%, while our home sales revenues increased 19% compared to the prior year period. Our consolidated revenues increased 21% to $23.8 billion compared to $19.7 billion in the prior year period. Our pre-tax income was $5.6 billion in the nine months ended June 30, 2022 compared to $3.6 billion in the prior year period, and our pre-tax operating margin was 23.3% compared to 18.5%. Net income was $4.2 billion in the nine months ended June 30, 2022 compared to $2.8 billion in the prior year period, and our diluted earnings per share was $11.85 compared to $7.73.

In the trailing twelve months ended June 30, 2022, our return on equity (ROE) was 35.1% compared to 29.5% in the prior year period, and our homebuilding return on inventory (ROI) was 41.7% compared to 34.9%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During the first half of fiscal 2022 and for most of the third quarter, demand for our homes remained strong. The supply of homes at affordable price points remains limited across most of our markets, and disruptions in the supply chains for certain building materials and tightness in the labor market have caused our construction cycle to lengthen. In June 2022, we began to see a moderation in housing demand as mortgage interest rates increased substantially and inflationary pressures remained elevated. Although these pressures may persist for some time, we believe we are well-positioned to meet these changing market conditions with our affordable product offerings and lot supply, and we will manage our homes in inventory based on the level of homebuyer demand.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 78% of the lots owned and controlled at June 30, 2022 compared to 76% at both September 30, 2021 and June 30, 2021. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to continue to increase the controlled portion of our lot pipeline.

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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2022, as compared to the same period of 2021, were as follows:

Homebuilding:
•Homebuilding revenues increased 18% to $8.3 billion compared to $7.0 billion.
•Homes closed decreased 1% to 21,308 homes, while the average closing price of those homes increased 20% to $391,200.
•Net sales orders decreased 7% to 16,693 homes, while the value of net sales orders increased 8% to $6.9 billion.
•Sales order backlog decreased 9% to 29,244 homes, while the value of sales order backlog increased 8% to $11.9 billion.
•Home sales gross margin was 30.1% compared to 25.9%.
•Homebuilding SG&A expense was 6.6% of homebuilding revenues compared to 7.1%.
•Homebuilding pre-tax income was $2.0 billion compared to $1.3 billion.
•Homebuilding pre-tax income was 23.4% of homebuilding revenues compared to 18.8%.
•Homebuilding cash and cash equivalents totaled $1.2 billion compared to $3.0 billion and $1.7 billion at September 30, 2021 and June 30, 2021, respectively.
•Homebuilding inventories totaled $17.9 billion compared to $13.9 billion and $13.5 billion at September 30, 2021 and June 30, 2021, respectively.
•Homes in inventory totaled 56,400 compared to 47,800 and 47,300 at September 30, 2021 and June 30, 2021, respectively.
•Owned lots totaled 131,100 compared to 127,800 and 123,900 at September 30, 2021 and June 30, 2021, respectively. Lots controlled through purchase contracts increased to 467,100 from 402,500 and 393,200 at September 30, 2021 and June 30, 2021, respectively.
•Homebuilding debt was $3.7 billion compared to $3.2 billion and $2.6 billion at September 30, 2021 and June 30, 2021, respectively.
•Homebuilding debt to total capital was 17.0% compared to 17.8% and 16.0% at September 30, 2021 and June 30, 2021, respectively. Net homebuilding debt to total capital was 12.1% compared to 1.7% and 6.4% at September 30, 2021 and June 30, 2021, respectively.

Forestar:
•Forestar’s revenues decreased 1% to $308.5 million compared to $312.9 million. Revenues in the current and prior year quarters included $258.1 million and $303.2 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 10% to 3,473 compared to 3,858. Lots sold to D.R. Horton totaled 3,038 compared to 3,719.
•Forestar’s pre-tax income was $52.7 million compared to $21.1 million.
•Forestar’s pre-tax income was 17.1% of revenues compared to 6.7%.
•Forestar’s cash and cash equivalents totaled $146.3 million compared to $153.6 million and $116.0 million at September 30, 2021 and June 30, 2021, respectively.

•Forestar’s inventories totaled $2.1 billion compared to $1.9 billion at both September 30, 2021 and June 30, 2021.
•Forestar’s owned and controlled lots totaled 97,000 at both June 30, 2022 and September 30, 2021 and 96,600 at June 30, 2021. Of these lots, 38,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 39,200 and 39,400 at September 30, 2021 and June 30, 2021, respectively.
•Forestar’s debt was $705.6 million compared to $704.5 million and $704.1 million at September 30, 2021 and June 30, 2021, respectively.
•Forestar’s debt to total capital was 38.1% compared to 41.0% and 42.1% at September 30, 2021 and June 30, 2021, respectively. Forestar’s net debt to total capital was 32.8% compared to 35.2% and 37.8% at September 30, 2021 and June 30, 2021, respectively.

Financial Services:
•Financial services revenues increased 35% to $254.3 million compared to $188.7 million.
•Financial services pre-tax income increased 83% to $128.3 million compared to $70.3 million.
•Financial services pre-tax income was 50.5% of financial services revenues compared to 37.3%.

Rental:
•Rental revenues were $109.7 million compared to $23.1 million.
•Rental pre-tax income was $42.6 million compared to $9.9 million.
•Rental inventory totaled $2.0 billion compared to $840.9 million and $760.2 million at September 30, 2021 and June 30, 2021, respectively.
•Single-family rental homes and multi-family rental units closed totaled 382 compared to 69.

Consolidated Results:
•Consolidated revenues increased 21% to $8.8 billion compared to $7.3 billion.
•Consolidated pre-tax income increased 54% to $2.2 billion compared to $1.4 billion.
•Consolidated pre-tax income was 24.8% of consolidated revenues compared to 19.4%.
•Income tax expense was $524.0 million compared to $299.1 million, and our effective tax rate was 24.0% compared to 21.1%.
•Net income attributable to D.R. Horton increased 48% to $1.6 billion compared to $1.1 billion.
•Diluted net income per common share attributable to D.R. Horton increased 53% to $4.67 compared to $3.06.
•Stockholders’ equity was $18.1 billion compared to $14.9 billion and $13.8 billion at September 30, 2021 and June 30, 2021, respectively.
•Book value per common share increased to $52.00 compared to $41.81 and $38.54 at September 30, 2021 and June 30, 2021, respectively.
•Debt to total capital was 24.9% compared to 26.7% and 24.2% at September 30, 2021 and June 30, 2021, respectively. Net debt to total capital was 19.3% compared to 12.9% and 15.2% at September 30, 2021 and June 30, 2021, respectively.

Key financial results for the nine months ended June 30, 2022, as compared to the same period of 2021, were as follows:

Homebuilding:
•Homebuilding revenues increased 19% to $22.5 billion compared to $18.9 billion.
•Homes closed decreased 1% to 59,532 homes, while the average closing price of those homes increased 20% to $377,800.
•Net sales orders decreased 4% to 62,555 homes, while the value of net sales orders increased 15% to $24.9 billion.
•Home sales gross margin was 28.9% compared to 24.9%.
•Homebuilding SG&A expense was 6.9% of homebuilding revenues compared to 7.5%.
•Homebuilding pre-tax income was $4.9 billion compared to $3.3 billion.
•Homebuilding pre-tax income was 21.9% of homebuilding revenues compared to 17.4%.
•Net cash provided by homebuilding operations was $124.5 million compared to $450.7 million.

Forestar:
•Forestar’s revenues increased 25% to $1.1 billion compared to $907.1 million. Revenues in the current and prior year periods included $977.8 million and $865.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 25% to 13,777 compared to 11,013. Lots sold to D.R. Horton totaled 11,823 compared to 10,466.
•Forestar’s pre-tax income was $169.4 million compared to $87.9 million.
•Forestar’s pre-tax income was 14.9% of revenues compared to 9.7%.

Financial Services:
•Financial services revenues increased 10% to $660.8 million compared to $601.1 million.
•Financial services pre-tax income increased 10% to $288.2 million compared to $262.1 million.
•Financial services pre-tax income was 43.6% of financial services revenues in both periods.

Rental:
•Rental revenues were $489.1 million compared to $54.9 million.
•Rental pre-tax income was $215.1 million compared to $12.0 million.
•Single-family rental homes and multi-family rental units closed totaled 1,453 compared to 193.

Consolidated Results:
•Consolidated revenues increased 21% to $23.8 billion compared to $19.7 billion.
•Consolidated pre-tax income increased 53% to $5.6 billion compared to $3.6 billion.
•Consolidated pre-tax income was 23.3% of consolidated revenues compared to 18.5%.
•Income tax expense was $1.3 billion compared to $784.1 million, and our effective tax rate was 23.7% compared to 21.6%.
•Net income attributable to D.R. Horton increased 49% to $4.2 billion compared to $2.8 billion.
•Diluted net income per common share attributable to D.R. Horton increased 53% to $11.85 compared to $7.73.
•Net cash used in operations was $562.8 million compared to $34.5 million.

RESULTS OF OPERATIONS - HOMEBUILDING

We conduct our homebuilding operations in the geographic regions, states and markets listed below. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		South Central Region
Colorado	Colorado Springs	Arkansas	Northwest Arkansas
	Denver	Oklahoma	Oklahoma City
	Fort Collins		Tulsa
Oregon	Bend	Texas	Austin
	Eugene/Springfield		Beaumont
	Portland/Salem		Bryan/College Station
Utah	Salt Lake City		Corpus Christi
	St. George		Dallas
Washington	Central Washington		Fort Worth
	Seattle/Tacoma/Everett/Olympia		Houston
	Spokane		Killeen/Temple/Waco
	Vancouver		Lubbock
Midland/Odessa
	Southwest Region		New Braunfels/San Marcos
Arizona	Phoenix		San Antonio
Tucson
California	Bakersfield		East Region
	Bay Area	Georgia	Atlanta
	Fresno/Tulare		Augusta
	Los Angeles County		Savannah
	Modesto/Merced/Stockton	North Carolina	Asheville
	Riverside County		Charlotte
	Sacramento		Greensboro/Winston-Salem
	San Bernardino County		New Bern/Greenville
	San Diego County		Raleigh/Durham
Hawaii	Oahu		Wilmington
Nevada	Las Vegas	South Carolina	Charleston
	Reno		Columbia
New Mexico	Albuquerque		Greenville/Spartanburg
Hilton Head
	Southeast Region		Myrtle Beach
Alabama	Birmingham	Tennessee	Chattanooga
	Huntsville		Knoxville
	Mobile/Baldwin County		Memphis
	Montgomery		Nashville
Tuscaloosa
Florida	Fort Myers/Naples		North Region
	Gainesville	Delaware	Central Delaware
	Jacksonville		Northern Delaware
	Lakeland	Illinois	Chicago
	Melbourne/Vero Beach	Indiana	Fort Wayne
	Miami/Fort Lauderdale		Indianapolis
	Ocala		Northwest Indiana
	Orlando	Iowa	Des Moines
	Pensacola/Panama City		Iowa City/Cedar Rapids
	Port St. Lucie	Kentucky	Louisville
	Tallahassee	Maryland	Baltimore
	Tampa/Sarasota		Suburban Washington, D.C.
	Volusia County		Western Maryland
	West Palm Beach	Minnesota	Minneapolis/St. Paul
Louisiana	Baton Rouge	Nebraska	Omaha
	Lake Charles/Lafayette	New Jersey	Northern New Jersey
Mississippi	Gulf Coast		Southern New Jersey
		Ohio	Cincinnati
Columbus
		Pennsylvania	Central Pennsylvania
Philadelphia
		Virginia	Northern Virginia
Southern Virginia
		West Virginia	Eastern West Virginia

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2022 and 2021. During the fourth quarter of fiscal 2021, we reassessed our operating segments and reportable segments and realigned the aggregation of our homebuilding operating segments into six new reportable segments to better allocate our homebuilding operating segments across geographic reporting regions. Segment information for the three and nine months ended June 30, 2021 has been reclassified to conform to the current presentation.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	886	1,086	(18)%	$532.8	$592.7	(10)%	$601,400	$545,800	10%
Southwest	1,967	2,439	(19)%	1,038.1	1,114.8	(7)%	527,800	457,100	15%
South Central	5,176	5,203	(1)%	1,888.3	1,633.9	16%	364,800	314,000	16%
Southeast	3,979	5,415	(27)%	1,612.7	1,784.1	(10)%	405,300	329,500	23%
East	3,274	2,750	19%	1,265.8	889.9	42%	386,600	323,600	19%
North	1,411	1,059	33%	603.0	433.5	39%	427,400	409,300	4%
	16,693	17,952	(7)%	$6,940.7	$6,448.9	8%	$415,800	$359,200	16%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	3,456	3,558	(3)%	$1,958.0	$1,779.8	10%	$566,600	$500,200	13%
Southwest	6,863	7,633	(10)%	3,625.1	3,268.1	11%	528,200	428,200	23%
South Central	18,366	19,073	(4)%	6,346.3	5,490.2	16%	345,500	287,900	20%
Southeast	17,222	19,987	(14)%	6,538.5	6,147.3	6%	379,700	307,600	23%
East	11,019	10,825	2%	4,133.8	3,376.2	22%	375,200	311,900	20%
North	5,629	4,353	29%	2,344.8	1,652.3	42%	416,600	379,600	10%
	62,555	65,429	(4)%	$24,946.5	$21,713.9	15%	$398,800	$331,900	20%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2022	2021	2022	2021	2022	2021
Northwest	204	124	$120.7	$66.9	19%	10%
Southwest	646	346	314.7	143.2	25%	12%
South Central	1,801	1,232	614.2	363.9	26%	19%
Southeast	1,450	1,101	522.1	331.3	27%	17%
East	668	678	248.3	208.4	17%	20%
North	382	231	156.9	85.9	21%	18%
	5,151	3,712	$1,976.9	$1,199.6	24%	17%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2022	2021	2022	2021	2022	2021
Northwest	491	440	$271.3	$215.9	12%	11%
Southwest	1,535	1,100	726.4	425.3	18%	13%
South Central	4,590	3,961	1,524.3	1,088.5	20%	17%
Southeast	3,930	4,301	1,364.6	1,247.9	19%	18%
East	2,047	2,489	723.5	737.1	16%	19%
North	986	746	395.7	261.1	15%	15%
	13,579	13,037	$5,005.8	$3,975.8	18%	17%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 7% and 4% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods. The value of net sales orders increased 8% to $6.9 billion (16,693 homes) and 15% to $24.9 billion (62,555 homes) for the three and nine months ended June 30, 2022, respectively, compared to $6.4 billion (17,952 homes) and $21.7 billion (65,429 homes) in the prior year periods, due to the increase in our average selling price. The average selling price of net sales orders during the three and nine months ended June 30, 2022 was $415,800 and $398,800, respectively, up 16% and 20% from the prior year periods.

During the first half of fiscal 2022 and for most of the third quarter, demand for our homes remained strong. We continued restricting our sales order pace during the third quarter in most of our communities to match our longer construction cycles, which have resulted from disruptions in the supply chains for certain building materials and tightness in the labor market. In June 2022, we began to see a moderation in demand for our homes as mortgage interest rates increased substantially and inflationary pressures remained elevated. Although these pressures may persist for some time, we believe we are well-positioned to meet these changing market conditions with our affordable product offerings.

The number of net sales orders decreased 7% in the three months ended June 30, 2022 compared to the prior year period. In regions with a decrease in sales order volume, the markets contributing most to the decreases were: the Seattle and Portland markets in the Northwest; the California and Arizona markets in the Southwest; the Austin market in the South Central; and the Louisiana and Tampa markets in the Southeast. In regions with an increase in sales order volume, the markets contributing most to the increases were: the Myrtle Beach market in the East and the New Jersey and Minnesota markets in the North.

The number of net sales orders decreased 4% in the nine months ended June 30, 2022 compared to the prior year period. In regions with a decrease in sales order volume, the markets contributing most to the decreases were: the Seattle and Denver markets in the Northwest; the Arizona and California markets in the Southwest; the Austin and Fort Worth markets in the South Central; and the Louisiana, Tampa and Orlando markets in the Southeast. In regions with an increase in sales order volume, the markets contributing most to the increases were: the Myrtle Beach market in the East and the Indianapolis and Ohio markets in the North.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 24% and 18% in the three and nine months ended June 30, 2022, respectively, compared to 17% in both prior year periods. The increase in our cancellation rate in the current quarter primarily reflects the moderation in demand we experienced in June 2022 as mortgage interest rates increased substantially and inflationary pressures remained elevated.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	1,045	1,386	(25)%	$596.4	$714.7	(17)%	$570,700	$515,700	11%
Southwest	3,497	4,508	(22)%	1,785.6	1,850.6	(4)%	510,600	410,500	24%
South Central	9,935	10,405	(5)%	3,565.7	3,138.0	14%	358,900	301,600	19%
Southeast	7,973	9,126	(13)%	3,204.9	2,980.3	8%	402,000	326,600	23%
East	4,857	4,620	5%	1,926.2	1,500.9	28%	396,600	324,900	22%
North	1,937	2,164	(10)%	838.8	837.7	—%	433,000	387,100	12%
	29,244	32,209	(9)%	$11,917.6	$11,022.2	8%	$407,500	$342,200	19%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	1,194	1,348	(11)%	$673.9	$662.5	2%	$564,400	$491,500	15%
Southwest	2,539	2,465	3%	1,288.9	1,020.5	26%	507,600	414,000	23%
South Central	6,117	5,575	10%	2,077.3	1,542.9	35%	339,600	276,800	23%
Southeast	5,740	6,558	(12)%	2,111.7	1,960.6	8%	367,900	299,000	23%
East	3,782	3,975	(5)%	1,385.4	1,227.9	13%	366,300	308,900	19%
North	1,936	1,667	16%	799.2	625.7	28%	412,800	375,300	10%
	21,308	21,588	(1)%	$8,336.4	$7,040.1	18%	$391,200	$326,100	20%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	3,365	3,716	(9)%	$1,859.3	$1,758.2	6%	$552,500	$473,100	17%
Southwest	6,804	6,867	(1)%	3,335.4	2,758.8	21%	490,200	401,700	22%
South Central	17,164	16,006	7%	5,606.0	4,288.9	31%	326,600	268,000	22%
Southeast	16,568	17,783	(7)%	5,868.2	5,135.6	14%	354,200	288,800	23%
East	10,379	11,062	(6)%	3,677.0	3,301.7	11%	354,300	298,500	19%
North	5,252	4,594	14%	2,146.1	1,666.0	29%	408,600	362,600	13%
	59,532	60,028	(1)%	$22,492.0	$18,909.2	19%	$377,800	$315,000	20%

Home Sales Revenue

Revenues from home sales increased 18% to $8.3 billion (21,308 homes closed) for the three months ended June 30, 2022 from $7.0 billion (21,588 homes closed) in the prior year period. Revenues from home sales increased 19% to $22.5 billion (59,532 homes closed) for the nine months ended June 30, 2022 from $18.9 billion (60,028 homes closed) in the prior year period. Although home closings in recent quarters have been negatively impacted by supply chain disruptions, home sales revenues increased in all of our regions due to an increase in average selling price.

The number of homes closed decreased 1% in the three months ended June 30, 2022 compared to the prior year period. In regions with an increase in closings volume, the markets contributing most to the increases were: the Hawaii markets in the Southwest; the Houston and Dallas markets in the South Central; and the Ohio, Chicago and New Jersey markets in the North. In regions with a decrease in closings volume, the markets contributing most to the decreases were: the Seattle and Denver markets in the Northwest; the Orlando market in the Southeast; and the Charlotte and Atlanta markets in the East.

The number of homes closed decreased 1% in the nine months ended June 30, 2022 compared to the prior year period. In regions with a decrease in closings volume, the markets contributing most to the decreases were: the Seattle market in the Northwest; the Las Vegas market in the Southwest; the Orlando market in the Southeast; and the Atlanta and Charlotte markets in the East. In regions with an increase in closings volume, the markets contributing most to the increases were: the Dallas and Houston markets in the South Central and the Chicago and New Jersey markets in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Gross profit – home sales	30.1%	25.9%	28.9%	24.9%
Gross profit – land/lot sales and other	36.0%	62.0%	34.0%	28.4%
Inventory and land option charges	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Gross profit – total homebuilding	30.0%	25.8%	28.8%	24.8%
Selling, general and administrative expense	6.6%	7.1%	6.9%	7.5%
Other (income) expense	—%	(0.1)%	(0.1)%	—%
Homebuilding pre-tax income	23.4%	18.8%	21.9%	17.4%

Home Sales Gross Profit

Gross profit from home sales increased to $2.5 billion in the three months ended June 30, 2022 from $1.8 billion in the prior year period and increased 420 basis points to 30.1% as a percentage of home sales revenues. The percentage increase resulted from improvements of 460 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes and 10 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 50 basis points.

Gross profit from home sales increased to $6.5 billion in the nine months ended June 30, 2022 from $4.7 billion in the prior year period and increased 400 basis points to 28.9% as a percentage of home sales revenues. The percentage increase resulted from improvements of 400 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes and 20 basis points due to a decrease in the amortization of capitalized interest, partially offset by increased warranty and construction defect costs of 20 basis points.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. As we adjust to current market conditions, we expect the pace of sales price increases to slow and our incentive levels to increase from historical lows which would cause our gross profit margins in future periods to decline.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $11.4 million and $42.0 million in the three and nine months ended June 30, 2022, respectively, and $7.1 million and $40.5 million in the comparable periods of fiscal 2021.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2022, our homebuilding operations had $32.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were no impairments recorded in our homebuilding segment during the three and nine months ended June 30, 2022. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in our homebuilding segment in the nine months ended June 30, 2021.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period, we may be required to evaluate additional communities for potential impairment. These evaluations could result in impairment charges which could be significant.

During the three and nine months ended June 30, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $9.5 million and $23.2 million, respectively, compared to $4.9 million and $10.4 million in the same periods of fiscal 2021.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 10% to $553.2 million and $1.6 billion in the three and nine months ended June 30, 2022, respectively, from $500.7 million and $1.4 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 6.6% and 6.9% in the three and nine months ended June 30, 2022, respectively, compared to 7.1% and 7.5% in the prior year periods.

Employee compensation and related costs were $445.7 million and $1.3 billion in the three and nine months ended June 30, 2022, respectively, compared to $411.6 million and $1.1 billion in the same periods of fiscal 2021. Employee compensation and related costs represented 81% and 82% of SG&A costs in the three and nine months ended June 30, 2022, respectively, compared to 82% and 81% in the prior year periods. These costs increased 8% and 11% in the three and nine months ended June 30, 2022, respectively, from the prior year periods. Our homebuilding operations employed 9,590 and 8,203 people at June 30, 2022 and 2021, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $27.9 million and $78.3 million in the three and nine months ended June 30, 2022, respectively, compared to $22.7 million and $69.7 million in the prior year periods. Interest charged to cost of sales was 0.6% of total cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2022 compared to 0.7% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $3.7 million and $11.6 million in the three and nine months ended June 30, 2022, respectively, compared to $4.9 million and $8.7 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$674.0	$161.0	23.9%	$662.6	$146.7	22.1%
Southwest	1,289.2	288.3	22.4%	1,021.7	167.5	16.4%
South Central	2,080.4	527.2	25.3%	1,547.5	299.0	19.3%
Southeast	2,118.9	532.4	25.1%	1,961.3	396.1	20.2%
East	1,385.8	309.9	22.4%	1,228.0	222.8	18.1%
North	799.5	135.9	17.0%	626.1	92.5	14.8%
	$8,347.8	$1,954.7	23.4%	$7,047.2	$1,324.6	18.8%

	Nine Months Ended June 30,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$1,879.9	$421.0	22.4%	$1,759.1	$327.4	18.6%
Southwest	3,335.9	674.2	20.2%	2,773.3	413.2	14.9%
South Central	5,613.1	1,297.5	23.1%	4,295.7	790.9	18.4%
Southeast	5,876.4	1,430.1	24.3%	5,146.9	960.5	18.7%
East	3,680.1	778.1	21.1%	3,306.6	578.7	17.5%
North	2,148.6	339.7	15.8%	1,668.1	228.6	13.7%
	$22,534.0	$4,940.6	21.9%	$18,949.7	$3,299.3	17.4%
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

Northwest Region — Homebuilding revenues increased 2% and 7% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $161.0 million and $421.0 million in the three and nine months ended June 30, 2022, respectively, compared to $146.7 million and $327.4 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 190 and 400 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 20 basis points in the three month period and were unchanged in the nine month period ended June 30, 2022 compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 26% and 20% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $288.3 million and $674.2 million in the three and nine months ended June 30, 2022, respectively, compared to $167.5 million and $413.2 million in the prior year periods. Home sales gross profit percentage increased by 500 and 440 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 and 90 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 34% and 31% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $527.2 million and $1.3 billion in the three and nine months ended June 30, 2022, respectively, compared to $299.0 million and $790.9 million in the prior year periods. Home sales gross profit percentage increased by 510 and 380 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 100 and 90 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 8% and 14% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, due to the increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $532.4 million and $1.4 billion in the three and nine months ended June 30, 2022, respectively, compared to $396.1 million and $960.5 million in the prior year periods. Home sales gross profit percentage increased by 500 basis points in both the three and nine months ended June 30, 2022 compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 and 50 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 13% and 11% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $309.9 million and $778.1 million in the three and nine months ended June 30, 2022, respectively, compared to $222.8 million and $578.7 million in the prior year periods. Home sales gross profit percentage increased by 400 and 340 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 20 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

North Region — Homebuilding revenues increased 28% and 29% in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $135.9 million and $339.7 million in the three and nine months ended June 30, 2022, respectively, compared to $92.5 million and $228.6 million in the prior year periods. Home sales gross profit percentage increased by 200 and 190 basis points in the three and nine months ended June 30, 2022, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in both the three and nine months ended June 30, 2022 compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at June 30, 2022 and September 30, 2021 are summarized as follows:

	June 30, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$874.6	$880.8	$—	$1.7	$1,757.1
Southwest	1,573.7	1,381.9	7.1	22.7	2,985.4
South Central	2,822.7	1,585.6	0.2	0.3	4,408.8
Southeast	2,722.2	1,330.7	13.2	0.6	4,066.7
East	1,593.6	1,044.4	—	—	2,638.0
North	1,256.3	607.6	—	7.0	1,870.9
Corporate and unallocated (1)	130.9	78.4	0.3	0.4	210.0
	$10,974.0	$6,909.4	$20.8	$32.7	$17,936.9

	September 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$609.6	$685.4	$—	$12.5	$1,307.5
Southwest	1,113.5	1,315.8	6.9	9.4	2,445.6
South Central	1,977.4	1,501.5	0.4	—	3,479.3
Southeast	2,002.4	1,160.1	16.1	—	3,178.6
East	1,124.6	792.3	1.3	1.4	1,919.6
North	901.4	460.4	5.3	1.8	1,368.9
Corporate and unallocated (1)	119.1	88.5	0.4	0.3	208.3
	$7,848.0	$6,004.0	$30.4	$25.4	$13,907.8
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2022 and September 30, 2021 are summarized as follows:

	June 30, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	10,500	37,300	47,800	3,300
Southwest	21,600	39,700	61,300	6,600
South Central	38,800	69,200	108,000	16,300
Southeast	25,700	142,200	167,900	16,100
East	22,000	110,800	132,800	8,300
North	12,500	67,900	80,400	5,800
	131,100	467,100	598,200	56,400
	22%	78%	100%

	September 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	9,000	31,400	40,400	2,600
Southwest	22,800	34,300	57,100	5,500
South Central	42,800	79,000	121,800	14,000
Southeast	26,700	125,500	152,200	13,600
East	17,300	83,100	100,400	7,300
North	9,200	49,200	58,400	4,800
	127,800	402,500	530,300	47,800
	24%	76%	100%
___________________

(1)Land/lots owned included approximately 31,900 and 30,800 owned lots that are fully developed and ready for home construction at June 30, 2022 and September 30, 2021, respectively. Land/lots owned also included land held for development representing 400 and 1,300 lots at June 30, 2022 and September 30, 2021, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2022 and September 30, 2021 was $20.2 billion and $15.5 billion, respectively, secured by earnest money deposits of $1.6 billion and $1.1 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2022 and September 30, 2021 included $1.5 billion and $1.6 billion, respectively, related to lot purchase contracts with Forestar, secured by $144.9 million and $151.0 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2022 included approximately 38,400 lots owned or controlled by Forestar, 19,300 of which our homebuilding divisions have under contract to purchase and 19,100 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 14,800 lots were in our Southeast region, 7,400 lots were in our East region, 5,800 lots were in our Southwest region, 5,200 lots were in our South Central region, 4,200 lots were in our North region and 1,000 lots were in our Northwest region. Lots controlled at September 30, 2021 included approximately 39,200 lots owned or controlled by Forestar, 21,000 of which our homebuilding divisions had under contract to purchase and 18,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 27,200 and 21,700 of our homes in inventory were unsold at June 30, 2022 and September 30, 2021, respectively. At June 30, 2022, approximately 1,400 of our unsold homes were completed, of which approximately 60 homes had been completed for more than six months. At September 30, 2021, approximately 900 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both June 30, 2022 and September 30, 2021.

RESULTS OF OPERATIONS – FORESTAR

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at June 30, 2022, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 52 markets across 22 states as of June 30, 2022. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Total revenues	$308.5	$312.9	$1,137.7	$907.1
Cost of land/lot sales and other	233.6	256.4	895.9	752.2
Inventory and land option charges	1.0	0.7	7.0	1.6
Total cost of sales	$234.6	$257.1	$902.9	$753.8
Selling, general and administrative expense	24.1	16.9	69.9	48.7
Loss on extinguishment of debt	—	18.1	—	18.1
Other (income) expense	(2.9)	(0.3)	(4.5)	(1.4)
Income before income taxes	$52.7	$21.1	$169.4	$87.9

Revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders. During the three and nine months ended June 30, 2022, Forestar sold 3,473 and 13,777 single-family lots, respectively, compared to 3,858 and 11,013 single-family lots in the prior year periods. Of the total lots sold, Forestar sold 3,038 lots to D.R. Horton for $258.1 million and 11,823 lots for $977.8 million during the three and nine months ended June 30, 2022, respectively, compared to 3,719 lots for $300.2 million and 10,466 lots for $859.8 million in the prior year periods.

SG&A expense for the three and nine months ended June 30, 2022 included charges of $1.1 million and $3.1 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.0 million and $2.9 million, respectively, in the same periods of fiscal 2021.

At June 30, 2022, Forestar owned directly or controlled through land and lot purchase contracts approximately 97,000 residential lots, of which 5,300 are fully developed. Approximately 38,400 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton, and 1,000 of these lots are under contract to sell to other builders.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,772	14,313	3%	40,412	40,262	—%
Number of homes closed by D.R. Horton	21,308	21,588	(1)%	59,532	60,028	(1)%
Percentage of D.R. Horton homes financed by DHI Mortgage	69%	66%		68%	67%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,783	14,337	3%	40,465	40,315	—%
Total number of loans originated or brokered by DHI Mortgage	15,007	14,668	2%	41,198	41,294	—%
Captive business percentage	99%	98%		98%	98%
Loans sold by DHI Mortgage to third parties	15,651	15,261	3%	41,249	41,090	—%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(In millions)
Loan origination and other fees	$13.6	$12.9	5%	$34.6	$35.8	(3)%
Gains on sale of mortgage loans and mortgage servicing rights	195.3	135.4	44%	497.3	453.0	10%
Servicing income	0.8	0.8	—%	1.8	3.1	(42)%
Total mortgage operations revenues	209.7	149.1	41%	533.7	491.9	8%
Title policy premiums	44.6	39.6	13%	127.1	109.2	16%
Total revenues	254.3	188.7	35%	660.8	601.1	10%
General and administrative expense	137.3	127.0	8%	400.6	360.4	11%
Other (income) expense	(11.3)	(8.6)	31%	(28.0)	(21.4)	31%
Financial services pre-tax income	$128.3	$70.3	83%	$288.2	$262.1	10%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
General and administrative expense	54.0%	67.3%	60.6%	60.0%
Other (income) expense	(4.4)%	(4.6)%	(4.2)%	(3.6)%
Financial services pre-tax income	50.5%	37.3%	43.6%	43.6%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2022, while the number of homes closed by our homebuilding operations decreased slightly from the prior year periods, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased slightly due to an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 99% and 98% of DHI Mortgage loan originations in the three and nine months ended June 30, 2022, respectively, compared to 98% in both prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 3% in the three month period and were essentially unchanged in the nine month period ended June 30, 2022 compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2022 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2022, approximately 67% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 24% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations increased 41% to $209.7 million and 8% to $533.7 million in the three and nine months ended June 30, 2022, respectively, from $149.1 million and $491.9 million in the prior year periods, primarily due to significantly higher interest rate lock commitment volume, and to a lesser extent from an increase in our average loan amount. Revenues from our title operations increased 13% to $44.6 million and 16% to $127.1 million in the three and nine months ended June 30, 2022, respectively, from $39.6 million and $109.2 million in the prior year periods, primarily due to an increase in the average premium collected on closing transactions due to higher sales prices of homes closed by our homebuilding operations, as well as expansion of our title insurance operations.

General and administrative (G&A) expense related to our financial services operations increased 8% to $137.3 million and 11% to $400.6 million in the three and nine months ended June 30, 2022, respectively, from $127.0 million and $360.4 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 54.0% and 60.6% in the three and nine months ended June 30, 2022, respectively, compared to 67.3% and 60.0% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 3,069 and 2,755 people at June 30, 2022 and 2021, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

As a result of the revenue increase from increased interest rate lock commitments and from title operations during the current quarter, pre-tax income from our financial services operations increased 10% to $288.2 million in the nine months ended June 30, 2022 from $262.1 million in the prior year period.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style multi-family rental communities typically accommodating 200 to 400 dwelling units in high growth suburban markets. The single-family rental operations primarily construct and lease single-family homes and then market each community for a bulk sale of rental homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the three and nine months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Single-family rental	$39.5	$23.1	$292.7	$54.9
Multi-family rental and other	70.2	—	196.4	—
Total revenues	109.7	23.1	489.1	54.9
Cost of sales
Single-family rental	16.5	11.7	130.3	29.6
Multi-family rental and other	34.5	—	95.9	—
Total cost of sales	51.0	11.7	226.2	29.6
Selling, general and administrative expense	22.8	8.8	64.2	29.6
Other (income) expense	(6.7)	(7.3)	(16.4)	(16.3)
Income before income taxes	$42.6	$9.9	$215.1	$12.0

During the three months ended June 30, 2022, we sold one multi-family rental property (298 total units) for $69.3 million, and during the nine months ended June 30, 2022, we sold three multi-family rental properties (775 total units) for $195.5 million. There were no sales of multi-family rental properties during the prior year periods. During the three months ended June 30, 2022, we sold one single-family rental property (84 total homes) for $39.5 million, and during the nine months ended June 30, 2022, we sold six single-family rental properties (678 total homes) for $292.7 million. There was one single-family rental property (69 total homes) sold for $23.1 million during the prior year quarter and two properties (193 total homes) sold for $54.9 million in the prior year nine month period.

At June 30, 2022, our rental property inventory of $2.0 billion included $692.0 million of inventory related to our multi-family rental operations and $1.3 billion of inventory related to our single-family rental operations. At June 30, 2022, we had 20 multi-family rental properties, consisting of 5,810 units, under active construction and one community, consisting of 300 units, that was substantially complete and in the lease-up phase. At June 30, 2022, we had 115 single-family rental properties that included 7,710 homes and finished lots, of which 2,390 homes were completed, and 4,340 expected lots that were unimproved or under development.

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

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $16.0 million and $40.2 million in the three and nine months ended June 30, 2022, respectively, compared to $10.1 million and $23.0 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2022 was $2.2 billion and $5.6 billion, respectively, compared to $1.4 billion and $3.6 billion in the prior year periods. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased average selling prices and an increase in home sales gross margin.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2022 was $524.0 million and $1.3 billion, respectively, compared to $299.1 million and $784.1 million in the prior year periods. Our effective tax rate was 24.0% and 23.7% for the three and nine months ended June 30, 2022, respectively, compared to 21.1% and 21.6% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation. The effective tax rates for the three and nine months ended June 30, 2022 are higher than the prior year periods due to the expiration of the federal energy efficient homes tax credit for homes closed after December 31, 2021.

Our deferred tax assets, net of deferred tax liabilities, were $177.7 million at June 30, 2022 compared to $159.5 million at September 30, 2021. We have a valuation allowance of $20.3 million and $4.2 million at June 30, 2022 and September 30, 2021, respectively, related to deferred tax assets for net operating loss (NOL) and tax credit carryforwards that are more likely than not to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

We have continued to increase our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations and grow our revenues and profitability. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. We are maintaining significant homebuilding cash balances and liquidity to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

As of June 30, 2022, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $6.0 billion, of which $2.2 billion is payable within 12 months and includes $1.4 billion outstanding under the mortgage repurchase facility. At June 30, 2022, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 24.9% compared to 26.7% at September 30, 2021 and 24.2% at June 30, 2021. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 19.3% at June 30, 2022 compared to 12.9% at September 30, 2021 and 15.2% and June 30, 2021.

At June 30, 2022, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 17.0% compared to 17.8% at September 30, 2021 and 16.0% at June 30, 2021. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 12.1% at June 30, 2022 compared to 1.7% at September 30, 2021 and 6.4% at June 30, 2021. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain significantly lower than 30% through the remainder of fiscal 2022 and during fiscal 2023. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar, DRH Rental and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At June 30, 2022, we had outstanding letters of credit of $244.7 million and surety bonds of $2.7 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At June 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and thereafter for the foreseeable future.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2022, cash and cash equivalents of our homebuilding segment totaled $1.2 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 20, 2026. Borrowings and repayments under the facility totaled $2.5 billion and $2.1 billion, respectively, during the nine months ended June 30, 2022. At June 30, 2022, there were $400 million of borrowings outstanding at a 4.8% annual interest rate and $188.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.60 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2022, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $3.15 billion principal amount of homebuilding senior notes outstanding as of June 30, 2022 that mature from September 2022 through October 2027. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2022, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior stock repurchase authorization. During the nine months ended June 30, 2022, we repurchased 10.5 million shares of our common stock for $854.2 million. At June 30, 2022, the full amount of the debt repurchase authorization was remaining, and $690.0 million of the stock repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate cash flows from operations in sufficient capacities. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2022, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 38.1% compared to 41.0% at September 30, 2021 and 42.1% at June 30, 2021. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 32.8% compared to 35.2% at September 30, 2021 and 37.8% at June 30, 2021.

Cash and Cash Equivalents — At June 30, 2022, Forestar had cash and cash equivalents of $146.3 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is April 16, 2025. At June 30, 2022, there were no borrowings outstanding and $56.0 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $354.0 million.

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

Unsecured Debt — As of June 30, 2022, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

Forestar’s revolving credit facility and its senior notes are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations. At June 30, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2022, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At June 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2022, cash and cash equivalents of our financial services segment totaled $126.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. In February 2022, the mortgage repurchase facility was amended to increase its capacity and extend its maturity date to February 17, 2023. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at June 30, 2022 was $2.1 billion.

As of June 30, 2022, $2.1 billion of mortgage loans held for sale with a collateral value of $2.0 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $632.0 million, DHI Mortgage had an obligation of $1.4 billion outstanding under the mortgage repurchase facility at June 30, 2022 at a 3.3% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At June 30, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

Cash and Cash Equivalents — At June 30, 2022, cash and cash equivalents of our rental segment totaled $133.9 million. During fiscal 2022, we continued to increase the investment in our rental operations. The inventory in our rental segment totaled $2.0 billion at June 30, 2022 compared to $840.9 million at September 30, 2021 and $760.2 million at June 30, 2021.

Bank Credit Facility — In March 2022, our rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On March 17, 2022, DRH Rental utilized the accordion feature and increased the size of the facility to $750 million through an additional commitment. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At June 30, 2022, the borrowing base limited the available capacity under the facility to $649.6 million. At June 30, 2022, there were $175 million of borrowings outstanding at a 3.1% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $474.6 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Operating Cash Flow Activities

In the nine months ended June 30, 2022, net cash used in operating activities was $562.8 million compared to $34.5 million in the prior year period. Cash used in operating activities in the current year period primarily consisted of $826.4 million and $10.2 million used in our rental and Forestar segments, respectively, partially offset by $150.1 million and $124.5 million of cash provided by our financial services and homebuilding segments, respectively.

Cash used to increase construction in progress and finished home inventory was $3.1 billion in the current year period compared to $1.7 billion in the prior year period, reflecting an increase in our homes in inventory as well as the elongation of our construction cycle in the current period. Cash used to increase residential land and lots was $1.0 billion in the current year period compared to $1.3 billion in the prior year period. Of these amounts, $170.3 million and $541.7 million, respectively, related to Forestar.

During the nine months ended June 30, 2022, cash used to increase our single-family and multi-family rental properties was $1.1 billion and is reflected as cash used in operating activities. Prior to the third quarter of fiscal 2021, cash activities related to rental properties were presented as investing activities. During the six month period ended March 31, 2021, expenditures related to rental properties were $173.9 million.

Investing Cash Flow Activities

In the nine months ended June 30, 2022, net cash used in investing activities was $372.9 million compared to $206.9 million in the prior year period. In the current year period, uses of cash included the acquisition of Vidler Water Resources, Inc. for $271.5 million, net of the cash acquired, and purchases of property and equipment totaling $108.0 million. In the prior year period, uses of cash included expenditures related to our rental operations totaling $173.9 million, the acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $46.0 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2022, net cash used in financing activities was $617.2 million, consisting primarily of repayments of amounts drawn on our homebuilding revolving credit facility totaling $2.1 billion, cash used to repurchase shares of our common stock of $859.7 million, payment of cash dividends totaling $238.4 million and net payments on our mortgage repurchase facility of $88.9 million. These uses of cash were partially offset by draws on our homebuilding revolving credit facility of $2.5 billion and draws on DRH Rental’s revolving credit facility of $175 million.

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

During each of the first three quarters of fiscal 2022, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, the most recent of which was paid on May 18, 2022 to stockholders of record on May 9, 2022. In July 2022, our Board of Directors approved a quarterly cash dividend of $0.225 per common share, payable on August 11, 2022 to stockholders of record on August 4, 2022. Cash dividends of $0.20 per common share were approved and paid in each quarter of fiscal 2021. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2022, D.R. Horton, Inc. had $3.15 billion principal amount of homebuilding senior notes outstanding due through October 2027 and $400 million outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2022	September 30, 2021
	(In millions)
Assets
Cash	$1,143.8	$2,893.3
Inventories	18,725.3	14,203.2
Amount due from Non-Guarantor Subsidiaries	1,090.9	592.4
Total assets	23,675.9	19,724.9
Liabilities & Stockholders’ Equity
Notes payable	$3,624.6	$3,214.0
Total liabilities	7,400.4	6,157.4
Stockholders’ equity	16,275.5	13,567.5

Summarized Statement of Operations Data	Nine Months Ended June 30, 2022	Year Ended September 30, 2021
	(In millions)
Revenues	$22,519.8	$26,566.8
Cost of sales	16,037.1	19,824.1
Selling, general and administrative expense	1,514.5	1,889.4
Income before income taxes	4,953.3	4,825.6
Net income	3,782.4	3,786.5

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2021, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2021, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2022 and September 30, 2021, we had reserves for approximately 540 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2022, we established reserves for approximately 285 new construction defect claims and resolved 125 construction defect claims for a total cost of $19.4 million. At June 30, 2021 and September 30, 2020, we had reserves for approximately 350 and 260 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2021, we established reserves for approximately 165 new construction defect claims and resolved 75 construction defect claims for a total cost of $13.3 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2022 and 2021 was not significant, is recognized in current earnings. At June 30, 2022, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $7.0 billion. Uncommitted IRLCs totaled a notional amount of approximately $6.1 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.2 billion at June 30, 2022.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2022 and September 30, 2021, we had MBS totaling $2.0 billion and $834.6 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $1.4 million and an asset of $1.1 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2022. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2022.

	Three Months Ending September 30, 2022	Fiscal Year Ending September 30,							Fair Value at June 30, 2022
		2023	2024	2025	2026	2027	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$437.9	$764.6	$12.9	$500.4	$900.4	$600.4	$800.0	$4,016.6	$3,707.8
Average interest rate	4.3%	5.3%	4.0%	2.7%	3.4%	1.5%	3.0%	3.4%
Variable rate	$1,405.7	$—	$—	$—	$575.0	$—	$—	$1,980.7	$1,980.7
Average interest rate	3.3%	—%	—%	—%	4.2%	—%	—%	3.6%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2022. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2022 - April 30, 2022	155,009	$69.97	155,009	$989.2
May 1, 2022 - May 31, 2022	1,689,085	67.78	1,689,085	874.7
June 1, 2022 - June 30, 2022	2,835,079	65.13	2,835,079	690.0
Total	4,679,173	$66.25	4,679,173	$690.0
_________________
(1) Effective April 19, 2022, our Board of Directors authorized the repurchase of $1.0 billion of our common stock, replacing the prior authorization that was effective as of April 20, 2021. The authorization has no expiration date. Share repurchases totaling $310.0 million during the three months ended June 30, 2022 were made under the new authorization, leaving $690.0 million remaining on the repurchase authorization at June 30, 2022.

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

D.R. HORTON, INC.
Date:	July 22, 2022	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 22, 2022	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)