Form 10-K
period 2022-09-30
HORTON D R INC /DE/
filed 2022-11-18
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $26.1 billion based on the closing price as reported on the New York Stock Exchange.
As of November 10, 2022, there were 344,341,227 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2022 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 106 markets across 33 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange (NYSE) under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing available capital into our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our homes generally range in size from 1,000 to more than 4,000 square feet and in price from $200,000 to more than $1,000,000. For the year ended September 30, 2022, our homebuilding operations closed 82,744 homes with an average closing price of $385,100.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business, generating 95% of our consolidated revenues of $33.5 billion in fiscal 2022, 96% of consolidated revenues of $27.8 billion in fiscal 2021 and 97% of consolidated revenues of $20.3 billion in fiscal 2020. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 91% of our home sales revenue in fiscal 2022 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the NYSE under the ticker symbol “FOR.” Forestar is a component of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. At September 30, 2022, we owned 63% of Forestar’s outstanding common stock.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers after origination. Our wholly-owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services, primarily to our homebuyers.

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes.

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

Homebuilding Markets

Our homebuilding business operates in 106 markets across 33 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

We conduct our homebuilding operations in the geographic regions, states and markets listed below. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region (Continued)
Colorado	Colorado Springs	Florida	Ocala
	Denver		Orlando
	Fort Collins		Pensacola/Panama City
Oregon	Bend		Port St. Lucie
	Eugene/Springfield		Tallahassee
	Portland/Salem		Tampa/Sarasota
Utah	Salt Lake City		Volusia County
	St. George		West Palm Beach
Washington	Central Washington	Louisiana	Baton Rouge
	Seattle/Tacoma/Everett/Olympia		Lake Charles/Lafayette
	Spokane	Mississippi	Gulf Coast
Vancouver
East Region
	Southwest Region	Georgia	Atlanta
Arizona	Phoenix		Augusta
	Tucson		Central Georgia
California	Bakersfield		Savannah
	Bay Area	North Carolina	Asheville
	Fresno/Tulare		Charlotte
	Los Angeles County		Greensboro/Winston-Salem
	Modesto/Merced/Stockton		New Bern/Greenville
	Riverside County		Raleigh/Durham
	Sacramento		Wilmington
	San Bernardino County	South Carolina	Charleston
Hawaii	Oahu		Columbia
Nevada	Las Vegas		Greenville/Spartanburg
	Reno		Hilton Head
New Mexico	Albuquerque		Myrtle Beach
		Tennessee	Chattanooga
	South Central Region		Knoxville
Arkansas	Northwest Arkansas		Memphis
Oklahoma	Oklahoma City		Nashville
Tulsa
Texas	Austin		North Region
	Beaumont	Delaware	Central Delaware
	Bryan/College Station		Northern Delaware
	Corpus Christi	Illinois	Chicago
	Dallas	Indiana	Fort Wayne
	Fort Worth		Indianapolis
	Houston		Northwest Indiana
	Killeen/Temple/Waco	Iowa	Des Moines
	Lubbock		Iowa City/Cedar Rapids
	Midland/Odessa	Kentucky	Louisville
	New Braunfels/San Marcos	Maryland	Baltimore
	San Antonio		Suburban Washington, D.C.
Western Maryland
	Southeast Region	Minnesota	Minneapolis/St. Paul
Alabama	Birmingham	Nebraska	Omaha
	Huntsville	New Jersey	Northern New Jersey
	Mobile/Baldwin County		Southern New Jersey
	Montgomery	Ohio	Cincinnati
	Tuscaloosa		Columbus
Florida	Fort Myers/Naples	Pennsylvania	Central Pennsylvania
	Gainesville		Philadelphia
	Jacksonville	Virginia	Northern Virginia
	Lakeland		Richmond
	Melbourne/Vero Beach		Virginia Beach/Williamsburg
	Miami/Fort Lauderdale	West Virginia	Eastern West Virginia

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

Economies of Scale

We are the largest homebuilding company in the United States in fiscal 2022 as measured by number of homes closed, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
•Greater access to and lower cost of capital due to our balance sheet strength and our lending and capital markets relationships;
•Volume discounts and rebates from national, regional and local materials suppliers and lower labor rates from certain subcontractors; and
•Enhanced leverage of our general and administrative activities, which allows us flexibility to adjust to changes in market conditions and compete effectively across our markets.

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2022, we had 78 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions and the control and oversight functions that are centralized in our regional and corporate offices.

Operating Division Responsibilities

Each homebuilding operating division is responsible for:
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

Land/Lot Acquisition and Inventory Management

We acquire land for use in our homebuilding and rental operations after we have completed due diligence and generally after we have obtained the rights (known as entitlements) to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction. Although we purchase and develop land primarily to support our homebuilding activities, we may sell land and lots to other developers and homebuilders where we have excess land and lot positions or for other strategic reasons.

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

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and are retained for a specific subdivision or series of house plans pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. We employ land development managers and construction superintendents to monitor land development and home construction activities, participate in major building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction superintendents interact with our homebuyers during the construction process and instruct buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our markets to appeal to local homebuyers’ expectations for affordability, home size and features, and our local management teams adjust product offerings to meet buyer demand as necessary. In many communities, we offer optional interior and exterior features to homebuyers for an additional charge. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We completed the construction of most homes in four to nine months during fiscal 2022, which is longer than prior years, as construction times have been impacted by the labor and materials shortages discussed below.

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations have been readily available from numerous sources, and we have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. In fiscal 2021, our construction cycle time lengthened primarily due to the COVID-19 pandemic and its effects on our supply chain, which resulted in shortages of certain building materials and tightness in the construction labor market. Continuing supply chain delays and disruptions during fiscal 2022 lengthened our construction cycle time further.

We are subject to governmental regulations that affect our land development and construction operations. In fiscal 2021 and 2022, we frequently experienced delays in receiving the proper approvals from municipalities or other government agencies, which delayed our anticipated development and construction activities in certain communities.

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

Marketing and Sales

We primarily use the D.R. Horton, Emerald Homes, Express Homes and Freedom Homes brand names to market and sell our homes. Our D.R. Horton branded communities are the core of our business and account for the majority of our home closings, focusing primarily on the first time and first time move-up homebuyer. Our Emerald branded communities appeal to buyers in search of higher-end move-up and luxury homes. Our Express branded communities primarily accommodate entry-level buyers who are focused on affordability. Our Freedom Homes brand offers homes at affordable price points to active adult buyers seeking a low-maintenance lifestyle.
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

We market our homes and communities to prospective homebuyers and real estate brokers digitally, through email, search engine marketing, social media and our company website and other real estate websites, in addition to print media and advertisement. We also use billboards, radio, television and print advertising locally as necessary. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns, which helps to reduce advertising costs. Model homes play an important role in our marketing efforts, and we expend significant effort and resources to create an attractive atmosphere in our model homes.

We also build speculative homes in most of our communities, which allow us to compete effectively with existing homes available in the market and improve our returns. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth and relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We attempt to maintain a level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2022, the value of our backlog of sales orders was $8.0 billion (19,614 homes), a decrease of 16% from $9.5 billion (26,221 homes) at September 30, 2021. The average sales price of homes in backlog was $406,600 at September 30, 2022, up from the $360,900 average at September 30, 2021. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 21% in fiscal 2022 compared to 17% in fiscal 2021.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to seven months; therefore, substantially all of the homes in our sales backlog at September 30, 2022 are scheduled to close in fiscal 2023.

Customer Service and Quality Control

Our homebuilding operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We believe that a prompt and courteous response to homebuyers’ needs during and after construction reduces post-closing repair costs, enhances our reputation for quality and service and ultimately leads to repeat and referral business from the real estate community and homebuyers. We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. The subcontractors who perform the actual construction also provide us with warranties on workmanship and are expected to respond to us and the homeowner in a timely manner. In addition, some of our suppliers provide manufacturer’s warranties on specified products installed in the home.

Rental Properties

Our multi-family rental operations develop, construct, lease and sell residential properties that produce rental income. We primarily focus on constructing garden style multi-family rental communities, typically accommodating 200 to 400 dwelling units in high growth suburban markets. We sold 775 multi-family rental units in fiscal 2022 compared to 959 units in fiscal 2021. Our single-family rental operations construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. We sold 774 single-family rental homes in fiscal 2022 compared to 257 homes in fiscal 2021.

Forestar Residential Lot Development Operations

During fiscal 2018, we acquired 75% of the outstanding shares of Forestar. Forestar is a residential lot development company with operations in 53 markets across 21 states as of September 30, 2022. We owned approximately 63% of Forestar’s outstanding common stock at September 30, 2022. Forestar is a component of our homebuilding strategy to enhance operational efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar is investing in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidate market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our wholly-owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient experience for our homebuyers. During the year ended September 30, 2022, DHI Mortgage provided mortgage financing services for approximately 69% of our total homes closed, and approximately 98% of DHI Mortgage’s loan volume related to homes closed by our homebuilding operations. Most of our homebuilding divisions also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in selected markets by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

Human Capital Resources

People and Culture

For the past three fiscal years, despite the COVID-19 pandemic, we increased the number of employees in all of our operating segments and made no reductions to our employee compensation plans or employee benefit plans. As of September 30, 2022, we employed 13,237 people, of whom 8,967 work in our homebuilding operations, 3,024 in our financial services segment, 532 at our corporate office, 364 in our rental operations, 291 at our Forestar subsidiary and 59 in our other businesses. Of our homebuilding employees, 3,893 are involved in construction, 2,054 are sales and marketing personnel and 3,020 are office personnel.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must certify to their understanding of and adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the homebuilding industry. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2022, we held specialized trainings for employees within key business functions of our homebuilding operations, such as purchasing, construction and sales, and we held our inaugural Leadership Development Program, which provides internal training for up and coming leaders within our homebuilding operations. Additionally, during the fiscal year, 25 employees were placed into a new homebuilding market leadership position, and of those 100% were promoted from within the organization.

The long-term retention of our employees provides us with an experienced, cohesive workforce, which has been vital to achieving our goals. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team is 29 years, our homebuilding region presidents is 20 years, our homebuilding division presidents is 14 years and our city managers is greater than 10 years. Our Board of Directors is actively involved in the Company’s executive leadership succession planning and is equally committed to our culture of promoting rising talent from within.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. A substantial portion of our executive and senior operating leadership’s total compensation is variable, at-risk pay based on the Company’s performance. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance and life insurance and disability coverage. The Company is committed to supporting its employees in their health, wellness and financial planning goals. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identity theft protection and legal needs. Additional information about our compensation and employee benefit plans is included in Note K to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees is our first priority. We take workplace safety seriously at our construction sites and in our offices. We provide third-party training for our field personnel to become certified by the Occupational Safety and Health Administration; we provide our teams with many safety resources, including safety checklists, policies, procedures and best practices; and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. Additionally, because substantially all of our land development and home construction work is performed by subcontractors, we require that our subcontractors maintain safety programs as well.

We implemented safety protocols to protect our employees and our homebuyers during the COVID-19 pandemic. These protocols include complying with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. Our experienced teams adapted to the changes in our work environment and managed our business successfully during this challenging time. To support our employees throughout the pandemic, employee access to remote work and virtual meetings was expanded. Once available, COVID-19 vaccinations were provided at no charge through Company sponsored health insurance plans. We also have had no workforce or salary reductions related to the pandemic.

Additional information regarding human capital is available in the “ESG” section of our Investor Relations website at investor.drhorton.com, and we anticipate including more details regarding human capital and associated initiatives in our upcoming inaugural ESG report.

Environmental, Social & Governance (ESG)

During fiscal 2022, we made significant progress on our ESG initiatives, which included conducting an ESG materiality survey and assessment to understand, confirm and prioritize the topics our stakeholders believe are important to our company. The key topics that we plan to address in our upcoming inaugural ESG report include, but are not limited to:
•Board oversight, ethics, diversity and independence
•Home affordability and community impact
•Home energy efficiency, quality and safety
•Workplace health and safety
•Talent retention and employee well-being
•Diversity, equity and inclusion
•Responsible land development
•Greenhouse gas emissions

We plan to publish our inaugural ESG report during the first quarter of fiscal 2023.

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

ITEM 1A.    RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. Although the risks are organized and described separately, many of the risks are interrelated. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

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
•inflation;
•availability and prices of new homes and existing homes for sale and availability and market values of rental properties; and
•demographic trends.

Adverse changes in these general and local economic conditions or deterioration in the broader economy may negatively impact our business and financial results and increase the risk for asset impairments and write-offs. Changes in these economic conditions may affect some of our regions or markets more than others. If adverse conditions affect our larger markets, they could have a proportionately greater impact on us than on some other companies.

The federal government’s fiscal policies and the Federal Reserve’s monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the housing and rental markets and in turn, could adversely affect the operating results of our businesses. During fiscal 2022, in response to increased inflation, the Federal Reserve raised interest rates significantly and has signaled it expects additional future interest rate increases. As a result, mortgage interest rates increased significantly, and we began to see a moderation in housing demand. Increases in mortgage interest rates reduce the affordability of our homes and can have an adverse impact on our business or financial results.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, potential customers may be less willing or able to buy our homes or our rental properties. Additionally, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above. Our pricing and product strategies may also be limited by market conditions. We may be unable to change the mix of our home or rental offerings, reduce the costs of the homes or properties we build, offer more affordable homes or rental properties or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We may be responsible for losses associated with mortgage loans originated and sold to third-party purchasers in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in the connection with the loan, and we may be required to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could adversely affect our business or financial results. We establish reserves for estimated losses and future repurchase obligations for mortgage loans we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts. Additionally, we may retain mortgage servicing rights on our originations. As servicer for these loans, we may incur losses by having to advance payments to the mortgage-backed securities (MBS) bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying MBS.

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

Our homebuilding operations utilize a $2.19 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Our homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. The maturity date of the facility is October 28, 2027. Our homebuilding revolving credit facility and our homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 28, 2026. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations.

DRH Rental has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At September 30, 2022, the borrowing base limited the available capacity under the facility to $811.9 million. The rental revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Our mortgage subsidiary utilizes a $1.6 billion mortgage repurchase facility to finance the majority of the loans it originates. The capacity of the facility automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2022 was $2.2 billion, and its maturity date is February 17, 2023. Adverse changes in market conditions could make the renewal of these facilities more difficult or could result in an increase in the cost of these facilities or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate. The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At September 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, together with the homebuilding, Forestar and rental revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business or financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2022, approximately 62% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 30% were sold to one other major financial entity. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Mortgage interest rates have increased significantly during fiscal 2022, and market conditions and government actions could cause mortgage rates to rise even further in the future. When interest rates increase, the cost of owning a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes.

The risks associated with our land, lot and rental inventory could adversely affect our business or financial results.

Inventory risks are substantial for our homebuilding, Forestar and rental businesses. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to sell homes or rental properties profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled through purchase contracts may be put at risk, we may have to sell homes, rental properties or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

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

We have acquired the homebuilding operations of several homebuilding companies in recent years, and in May 2022, we acquired Vidler Water Resources, Inc. (Vidler) for a total purchase price of $290.5 million. The assets acquired through the Vidler transaction consisted primarily of water rights and other water-related assets.

We may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have risks similar to those related to land, lots and home inventories, but they may also expose us to additional risks or other negative consequences. These transactions may not advance our business strategy, provide a satisfactory return on our investment or provide other benefits we anticipate. Also, the integration of these transactions may not be successful and may require significant time and resources, which may divert management’s attention from other operations. Acquisitions and investments could also raise new compliance-related obligations or expose us to material liabilities not discovered in the due diligence process that may lead to litigation. If these transactions under-perform our expectations or are unsuccessful, we may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill. Acquisitions and investments can result in dilution to existing stockholders if we issue our common stock as consideration and can increase our debt levels or reduce our liquidity if we purchase them with cash. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial position and general economic and business conditions. We also may seek to divest an investment or a business and may have difficulty selling such investment or business on acceptable terms in a timely manner.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing affordability. During fiscal 2022, we began to see a moderation in housing demand as inflationary pressures and mortgage interest rates increased. In an inflationary environment, depending on industry and other economic conditions, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, in an inflationary environment, our cost of capital, labor and materials can increase and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. These or other factors related to deflation could have a negative impact on our business or financial results.

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

During fiscal 2021 and 2022, we have experienced multiple disruptions in our supply chain, which have resulted in shortages of certain building materials and tightness in the labor market. This has caused our construction cycle to lengthen and costs of building materials to increase. If shortages and cost increases in building materials and tightness in the labor market persist for a prolonged period of time, our profit margins could be adversely impacted if we are unable to offset cost increases by increasing the selling price of our homes.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. The ongoing COVID-19 pandemic continues to affect the global economy. The effects of the pandemic contributed to disrupting our supply chain, which has resulted in shortages of certain building materials and tightness in the labor market.

There is uncertainty regarding the extent to which and how long COVID-19 and its variant strains will continue to impact the global economy and our supply chain, and the effect of the pandemic on our operational and financial performance will depend on future developments, including its impact on our customers, trade partners and employees, all of which are highly uncertain and cannot be predicted. If COVID-19 and its variant strains continue to have a negative impact on economic conditions, our results of operations and financial condition could be adversely impacted.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. Any such events can temporarily delay our development work, home construction and home closings, unfavorably affect the cost or availability of materials or labor, damage homes under construction, lead to changing consumer preferences and/or negatively impact demand for new homes in affected areas. We have experienced temporary delays in production and short-term impacts on our sales and closings activity from weather events in recent years. However, there have been no material lasting impacts on our business from these events or material permanent operational challenges resulting from these events, but they could adversely affect our business in the future. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations and which have experienced recent natural disasters, present increased risks of adverse weather or natural disasters.

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

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2022, we had $2.8 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage loan interest and state and local income and property taxes, have historically been deductible expenses for an individual’s federal income taxes, subject to various limitations. The Tax Cuts and Jobs Act, which became effective January 1, 2018, established new limits on these federal tax deductions. Further changes in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

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

Additionally, actual or perceived ESG and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

As of September 30, 2022, our consolidated debt was $6.1 billion, which consisted of $2.9 billion related to our homebuilding segment, $706 million related to our Forestar segment, $800 million related to our rental segment and $1.6 billion related to our financial services segment. The indentures governing our homebuilding senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indentures governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries. The rental revolving credit facility imposes restrictions on the ability of DRH Rental and its restricted subsidiaries to incur secured and unsecured debt, but still permits DRH Rental and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and does not restrict the incurrence of future secured and unsecured debt by DRH Rental’s unrestricted subsidiaries. The mortgage repurchase facility imposes restrictions on the ability of DHI Mortgage and its restricted subsidiaries to incur secured and unsecured debt, but still permits DHI Mortgage and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and does not restrict the incurrence of future secured and unsecured debt by DHI Mortgage’s unrestricted subsidiaries.

The amount and the maturities of our debt and the debt of our subsidiaries could have important consequences. For example, possible consequences for our homebuilding, Forestar, financial services and rental operations each with respect to their individual debt obligations, could:
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

Our ability and that of our subsidiaries to meet our respective debt service obligations will depend, in part, upon our and our subsidiaries’ future financial performance. Future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under the homebuilding, Forestar and rental revolving credit facilities and mortgage repurchase facility bear interest at floating rates.

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

The agreements governing our indebtedness contain restrictions on our and our guarantor subsidiaries’ ability to, among other things, engage in sale and leaseback transactions with respect to certain assets, incur secured debt, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets and engage in mergers, consolidations or sales of all or substantially all of our assets. The applicable instruments governing each of Forestar’s indebtedness and DRH Rental’s indebtedness contain restrictions on the ability of Forestar and DRH Rental, as applicable, and certain of their respective subsidiaries to, among other things, incur additional indebtedness, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets, enter into affiliate transactions and engage in mergers, consolidations or sales of all or substantially all of Forestar’s or DRH Rental’s assets, as applicable.

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

Forestar and rental revolving credit facilities. The Forestar and rental revolving credit facilities each contain financial covenants requiring the maintenance by Forestar or DRH Rental, as applicable, of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of Forestar’s or DRH Rental’s real estate assets and unrestricted cash. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the applicable revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

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

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indentures governing our and Forestar’s senior notes or the agreements governing the homebuilding, Forestar and rental revolving credit facilities, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from our financial services subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

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

Change of control purchase option under Forestar’s notes and change of control default under the Forestar revolving credit facility. Upon the occurrence of a change of control triggering event (as defined in the indentures governing Forestar’s notes), Forestar will be required to offer to repurchase Forestar’s notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. A change of control (as defined in the Forestar revolving credit facility) with respect to Forestar would constitute an event of default under the Forestar revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the Forestar revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If the maturity of the Forestar revolving credit facility and/or other indebtedness of Forestar and its restricted subsidiaries together having an aggregate principal amount outstanding of $40 million or more is accelerated, an event of default would result under the indentures governing the Forestar notes, entitling the trustee for the Forestar notes or holders of at least 25% in aggregate principal amount of the then outstanding Forestar notes to declare all such Forestar notes to be due and payable immediately. If purchase offers were required under the indentures for Forestar’s notes, repayment of the borrowings under Forestar’s revolving credit facility were required, or if Forestar’s notes were accelerated, we can give no assurance that Forestar would have sufficient funds to pay the required amounts.

Change of control default under the rental revolving credit facility. A change of control (as defined in the rental revolving credit facility agreement) with respect to DRH Rental would constitute an event of default under the rental revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the rental revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If repayment of the borrowings under the rental revolving credit facility were required, we can give no assurance that DRH Rental would have sufficient funds to pay the required amounts.

Change of control default under mortgage repurchase facility. A change of control (as defined in the mortgage repurchase facility) with respect to DHI Mortgage would constitute an event of default under the mortgage repurchase facility, which could result in the acceleration of the repurchase of any loans outstanding under the facility and an increase in the repurchase price of such loans. If repayments of the loans under DHI Mortgage’s mortgage repurchase facility were required, we can give no assurance that DHI Mortgage would have sufficient funds to pay the required amounts.

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

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have become more prevalent in recent years. The use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. Further, geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of cyber-attacks or other data security breaches. Our normal business activities involve collecting and storing information specific to our homebuyers, renters, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act (and its successor the California Privacy Rights Act which will go into effect on January 1, 2023), and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in substantial penalties, reputational damage or litigation.

We provide employee awareness training about cybersecurity threats. We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and are increasing in sophistication, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents.

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future a data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. We cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and lot development operations own inventories of land, lots and homes, and our rental operations own rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.6 million square feet, and we lease approximately 730,000 square feet of office space under leases expiring through September 2027. These properties are located in our various operating markets to house our homebuilding, Forestar, financial services and rental operating divisions and our regional and corporate offices.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “DHI.” As of November 10, 2022, the closing price of our common stock on the NYSE was $83.92, and there were approximately 274 holders of record.

In October 2022, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on December 12, 2022, to stockholders of record on December 2, 2022. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $1.0 billion common stock repurchase authorization, which was approved by our Board of Directors effective April 20, 2022, and which replaced our prior $1.0 billion common stock repurchase authorization. The authorization has no expiration date. During fiscal 2022, we purchased 14.0 million shares of our common stock for $1.1 billion. All share repurchases were made in accordance with the safe harbor provisions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). We intend to use a trading plan under Rule 10b5-1 under the Exchange Act at any time we seek to repurchase shares during a self-imposed trading blackout period. At September 30, 2022, our remaining stock repurchase authorization was $438.3 million. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
July 1, 2022 - July 31, 2022	19,400	$74.76	19,400	$688.5
August 1, 2022 - August 31, 2022	513,500	72.81	513,500	651.1
September 1, 2022 - September 30, 2022	3,023,347	70.39	3,023,347	438.3
Total	3,556,247	$70.76	3,556,247	$438.3

During fiscal years 2022, 2021 and 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2022, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2017 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index
$250
$200
$150
$100
$50
$0
Sep-17
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
D.R. Horton, Inc.
S&P 500 Index
S&P 1500 Homebuilding Index

	September 30,
	2017	2018	2019	2020	2021	2022
D.R. Horton, Inc.	$100.00	$106.80	$135.44	$196.74	$220.50	$178.82
S&P 500 Index	100.00	117.91	122.93	141.55	184.02	155.55
S&P 1500 Homebuilding Index	100.00	94.58	127.00	169.16	189.97	150.47

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section discusses the results of operations for fiscal 2022 compared to 2021. For similar operating and financial data and discussion of our fiscal 2021 results compared to our fiscal 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on November 18, 2021.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A, “Risk Factors.”

Results of Operations — Overview

Fiscal 2022 Operating Results

In fiscal 2022, our number of homes closed and home sales revenues increased 1% and 20%, respectively, compared to the prior year, and our consolidated revenues increased 21% to $33.5 billion compared to $27.8 billion in the prior year. Our pre-tax income was $7.6 billion in fiscal 2022 compared to $5.4 billion in fiscal 2021, and our pre-tax operating margin was 22.8% compared to 19.3%. Net income was $5.9 billion in fiscal 2022 compared to $4.2 billion in fiscal 2021, and our diluted earnings per share was $16.51 compared to $11.41.

Consolidated net cash provided by operating activities was $561.8 million in fiscal 2022 and $534.4 million in fiscal 2021, and cash provided by our homebuilding operations was $1.9 billion in fiscal 2022 compared to $1.2 billion in fiscal 2021. In fiscal 2022, our return on equity (ROE) was 34.5% compared to 31.6% in fiscal 2021, and our homebuilding return on inventory (ROI) was 42.8% compared to 37.9%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

During the first half of fiscal 2022 and for most of the third quarter, demand for our homes remained strong. In June 2022, we began to see a moderation in housing demand that persisted through the end of our fiscal year as mortgage interest rates increased substantially and inflationary pressures remained elevated. The supply of homes at affordable price points remains limited across most of our markets, and disruptions in the supply chains for certain building materials and tightness in the labor market have caused our construction cycle to lengthen. Although these pressures may persist for some time, we believe we are well-positioned to meet these changing market conditions with our affordable product offerings and lot supply, and we will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 77% of the lots owned and controlled at September 30, 2022 compared to 76% at September 30, 2021. Our relationship with Forestar and expanded relationships with other land developers across the country have allowed us to significantly increase the controlled portion of our lot pipeline over the past few years.

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
•Investing in lots, land and land development in desirable markets, while controlling the level of land and lots we own in each market relative to the local new home demand.
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

We believe our operating strategy, which has produced positive results in recent years, will allow us to successfully operate through changing economic conditions and maintain our strong financial performance and competitive position. However, we cannot provide any assurances that the initiatives listed above will continue to be successful, and we may need to adjust parts of our strategy to meet future market conditions.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2022, as compared to fiscal 2021, were as follows:

Homebuilding:
•Homebuilding revenues increased 20% to $31.9 billion compared to $26.6 billion.
•Homes closed increased 1% to 82,744 homes, and the average closing price of those homes increased 19% to $385,100.
•Net sales orders decreased 6% to 76,137 homes, while the value of net sales orders increased 9% to $30.4 billion.
•Sales order backlog decreased 25% to 19,614 homes, and the value of sales order backlog decreased 16% to $8.0 billion.
•Home sales gross margin was 28.7% compared to 25.5%.
•Homebuilding SG&A expense was 6.8% of homebuilding revenues compared to 7.3%.
•Homebuilding pre-tax income was $6.9 billion compared to $4.8 billion.
•Homebuilding pre-tax income was 21.7% of homebuilding revenues compared to 18.1%.
•Homebuilding return on inventory was 42.8% compared to 37.9%.
•Net cash provided by homebuilding operations was $1.9 billion compared to $1.2 billion.
•Homebuilding cash and cash equivalents totaled $2.0 billion compared to $3.0 billion.
•Homebuilding inventories totaled $17.3 billion compared to $13.9 billion.
•Homes in inventory totaled 46,400 compared to 47,800.
•Owned lots totaled 131,100 compared to 127,800, and lots controlled through purchase contracts increased to 442,100 from 402,500.
•Homebuilding debt was $2.9 billion compared to $3.2 billion.
•Homebuilding debt to total capital was 13.2% compared to 17.8%, and net homebuilding debt to total capital was 4.4% compared to 1.7%.

Forestar:
•Forestar’s revenues increased 15% to $1.5 billion compared to $1.3 billion. Revenues in both fiscal 2022 and 2021 included $1.2 billion of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 11% to 17,691 compared to 15,915. Lots sold to D.R. Horton totaled 14,895 compared to 14,839.
•Forestar’s pre-tax income was $235.8 million compared to $146.6 million.
•Forestar’s pre-tax income was 15.5% of revenues compared to 11.1%.

•Forestar’s cash and cash equivalents totaled $264.8 million compared to $153.6 million.
•Forestar’s inventories totaled $2.0 billion compared to $1.9 billion.
•Forestar’s owned and controlled lots totaled 90,100 compared to 97,000. Of these lots, 36,700 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 39,200.
•Forestar’s debt was $706.0 million compared to $704.5 million.
•Forestar’s debt to total capital was 37.1% compared to 41.0%, and Forestar’s net debt to total capital was 26.9% compared to 35.2%.

Financial Services:
•Financial services revenues decreased 3% to $795.0 million compared to $823.6 million.
•Financial services pre-tax income decreased 20% to $290.6 million compared to $364.6 million.
•Financial services pre-tax income was 36.6% of financial services revenues compared to 44.3%.

Rental:
•Rental revenues were $510.2 million compared to $267.8 million.
•Rental pre-tax income was $202.0 million compared to $86.5 million.
•Rental inventory totaled $2.6 billion compared to $840.9 million.
•Multi-family rental units closed totaled 775 compared to 959.
•Single-family rental homes closed totaled 774 compared to 257.

Consolidated Results:
•Consolidated revenues increased 21% to $33.5 billion compared to $27.8 billion.
•Consolidated pre-tax income increased 42% to $7.6 billion compared to $5.4 billion.
•Consolidated pre-tax income was 22.8% of consolidated revenues compared to 19.3%.
•Income tax expense was $1.7 billion compared to $1.2 billion, and our effective tax rate was 22.7% compared to 21.8%.
•Net income attributable to D.R. Horton increased 40% to $5.9 billion compared to $4.2 billion.
•Diluted net income per common share attributable to D.R. Horton increased 45% to $16.51 compared to $11.41.
•Net cash provided by operations was $561.8 million compared to $534.4 million.
•Stockholders’ equity was $19.4 billion compared to $14.9 billion.
•Book value per common share increased to $56.39 compared to $41.81.
•Debt to total capital was 23.8% compared to 26.7%, and net debt to total capital was 15.4% compared to 12.9%.

Results of Operations — Homebuilding

Our operating segments are our 78 homebuilding divisions, our majority-owned Forestar residential lot development operations, our financial services operations, our rental operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

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

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2022 and 2021.

	Net Sales Orders (1)
	Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	4,509	4,530	—%	$2,566.5	$2,320.2	11%	$569,200	$512,200	11%
Southwest	8,111	9,456	(14)%	4,235.5	4,179.3	1%	522,200	442,000	18%
South Central	21,417	23,631	(9)%	7,409.8	6,992.9	6%	346,000	295,900	17%
Southeast	21,649	24,239	(11)%	8,193.6	7,632.1	7%	378,500	314,900	20%
East	13,479	14,038	(4)%	5,059.7	4,496.9	13%	375,400	320,300	17%
North	6,972	5,484	27%	2,908.5	2,126.8	37%	417,200	387,800	8%
	76,137	81,378	(6)%	$30,373.6	$27,748.2	9%	$398,900	$341,000	17%
._____________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2022	2021	2022	2021	2022	2021
Northwest	845	583	$468.2	$294.2	16%	11%
Southwest	2,485	1,497	1,190.8	598.0	23%	14%
South Central	6,866	5,301	2,343.8	1,510.2	24%	18%
Southeast	5,612	5,356	2,006.3	1,585.1	21%	18%
East	2,913	3,136	1,055.5	947.6	18%	18%
North	1,384	986	564.2	354.6	17%	15%
	20,105	16,859	$7,628.8	$5,289.7	21%	17%
_____________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 6% during 2022 compared to 2021, and the value of net sales orders increased 9% to $30.4 billion (76,137 homes) in 2022 from $27.7 billion (81,378 homes) in 2021 due to the increase in our average selling price. The average selling price of net sales orders during fiscal 2022 was $398,900, up 17% from the prior year.

During the first half of fiscal 2022 and for most of the third quarter, demand for our homes remained strong. We restricted our sales order pace during the year in most of our communities to match our longer construction cycles, which have resulted from disruptions in the supply chains for certain building materials and tightness in the labor market. In June 2022, we began to see a moderation in housing demand that persisted through the end of our fiscal year as mortgage interest rates increased substantially and inflationary pressures remained elevated. Our net sales order volume decreased 15% in the fourth quarter of fiscal 2022 compared to the prior year quarter, and the average selling price of net sales orders declined by 4% sequentially in the fourth quarter compared to the third quarter. Although these pressures may persist for some time, we believe we are well-positioned to meet these changing market conditions with our affordable product offerings.

In regions with a decrease in sales order volume, the markets contributing most to the decreases were: the Arizona and California markets in the Southwest; the Austin market in the South Central; the Louisiana markets in the Southeast; and the Atlanta market in the East. In the North region, the markets contributing most to the increase in sales order volume were the Chicago, Indianapolis, New Jersey and Iowa markets.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 21% in 2022 compared to 17% in 2021. The increase in the cancellation rate primarily reflects the moderation in demand we experienced beginning in June 2022 as mortgage rates increased substantially and inflationary pressures remained elevated throughout the remainder of the year. Our cancellation rate in the fourth quarter of fiscal 2022 was 32%, up sequentially from 24% in the third quarter.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	724	954	(24)%	$427.1	$497.7	(14)%	$589,900	$521,700	13%
Southwest	1,760	3,438	(49)%	905.0	1,495.9	(40)%	514,200	435,100	18%
South Central	5,692	8,733	(35)%	2,051.7	2,825.4	(27)%	360,500	323,500	11%
Southeast	6,983	7,319	(5)%	2,787.3	2,534.7	10%	399,200	346,300	15%
East	3,086	4,217	(27)%	1,214.8	1,469.4	(17)%	393,600	348,400	13%
North	1,369	1,560	(12)%	589.1	640.0	(8)%	430,300	410,300	5%
	19,614	26,221	(25)%	$7,975.0	$9,463.1	(16)%	$406,600	$360,900	13%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Revenue
	Year Ended September 30,
	Homes Closed			Home Sales Revenue (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	4,739	5,120	(7)%	$2,637.1	$2,515.6	5%	$556,500	$491,300	13%
Southwest	9,789	9,760	—%	4,826.4	4,024.7	20%	493,000	412,400	20%
South Central	24,458	22,236	10%	8,183.5	6,104.2	34%	334,600	274,500	22%
Southeast	21,985	23,842	(8)%	7,941.0	7,066.1	12%	361,200	296,400	22%
East	14,610	14,678	—%	5,314.2	4,453.9	19%	363,700	303,400	20%
North	7,163	6,329	13%	2,959.5	2,338.1	27%	413,200	369,400	12%
	82,744	81,965	1%	$31,861.7	$26,502.6	20%	$385,100	$323,300	19%

Home Sales Revenue

Revenues from home sales increased 20% to $31.9 billion (82,744 homes closed) in 2022 from $26.5 billion (81,965 homes closed) in 2021. Although our homes closed during the year were negatively impacted by supply chain disruptions, home sales revenues increased in all of our regions due to an increase in average selling price.

The number of homes closed in 2022 increased 1% from 2021. In regions with an increase in closings volume, the markets contributing most to the increases were: the Dallas market in the South Central and the Chicago and New Jersey markets in the North. In regions with a decrease in closings volume, the markets contributing most to the decreases were: the Seattle market in the Northwest and the Orlando market in the Southeast.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2022	2021
Gross profit — home sales	28.7%	25.5%
Gross profit — land/lot sales and other	36.3%	25.1%
Inventory and land option charges	(0.2)%	(0.1)%
Gross profit — total homebuilding	28.5%	25.4%
Selling, general and administrative expense	6.8%	7.3%
Other (income) expense	(0.1)%	—%
Homebuilding pre-tax income	21.7%	18.1%

Home Sales Gross Profit

Gross profit from home sales increased to $9.1 billion in 2022 from $6.8 billion in 2021 and increased 320 basis points to 28.7% as a percentage of home sales revenues. The percentage increase resulted from improvements of 340 basis points due to the average selling price of our homes closed increasing by more than the average cost of those homes, partially offset by increased warranty and construction defect costs of 20 basis points.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to market conditions, we increased our use of incentives in the fourth quarter of fiscal 2022, and our home sales gross profit margin declined sequentially by 180 basis points from 30.1% in the third quarter to 28.3% in the fourth quarter. During fiscal 2023, we expect to continue offering a higher level of incentives and also expect our average sales price to decrease, which will cause our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $61.4 million and $75.0 million in fiscal 2022 and 2021, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2022, our homebuilding operations had $29.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of these reviews, there were no impairments recorded in our homebuilding segment during the three months ended September 30, 2022 or during fiscal 2022. There were $5.6 million of homebuilding impairment charges recorded in fiscal 2021.

As we manage our inventory investments across our operating markets to optimize returns and cash flows, we may modify our pricing and incentives, construction and development plans or land sale strategies in individual active communities and land held for development, which could result in the affected communities being evaluated for potential impairment. If the housing market or economic conditions are adversely affected for a prolonged period, we may be required to evaluate additional communities for potential impairment. These evaluations could result in impairment charges, which could be significant.

During fiscal 2022 and 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $57.2 million and $19.3 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 12% to $2.2 billion in fiscal 2022 from $1.9 billion in fiscal 2021. SG&A expense as a percentage of homebuilding revenues was 6.8% and 7.3% in fiscal 2022 and 2021, respectively.

Employee compensation and related costs were $1.8 billion and $1.6 billion in fiscal 2022 and 2021, respectively, representing 82% and 81% of SG&A costs in those years. These costs increased 13% in fiscal 2022 from the prior year period. Our homebuilding operations employed 9,499 and 8,429 people at September 30, 2022 and 2021, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $110.7 million and $93.6 million in fiscal 2022 and 2021, respectively. Interest charged to cost of sales was 0.6% and 0.7% of total cost of sales (excluding inventory and land option charges) in those years.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $16.4 million in fiscal 2022 compared to $10.3 million in fiscal 2021. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$2,658.4	$560.8	21.1%	$2,516.6	$510.8	20.3%
Southwest	4,840.7	968.3	20.0%	4,071.0	653.1	16.0%
South Central	8,192.3	1,910.7	23.3%	6,111.2	1,150.2	18.8%
Southeast	7,951.2	1,918.5	24.1%	7,079.6	1,371.9	19.4%
East	5,318.1	1,126.3	21.2%	4,459.0	795.1	17.8%
North	2,962.4	456.3	15.4%	2,340.2	331.7	14.2%
	$31,923.1	$6,940.9	21.7%	$26,577.6	$4,812.8	18.1%
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

Northwest Region — Homebuilding revenues increased 6% in fiscal 2022 compared to fiscal 2021, due to increases in the average selling price of homes closed in all markets, partially offset by a decrease in the number of homes closed in our Seattle and Portland markets. The region generated pre-tax income of $560.8 million in 2022 compared to $510.8 million in 2021. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 130 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2022 compared to 2021.

Southwest Region — Homebuilding revenues increased 19% in fiscal 2022 compared to fiscal 2021, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $968.3 million in 2022 compared to $653.1 million in 2021. Home sales gross profit percentage increased by 330 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in 2022 compared to 2021, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 34% in fiscal 2022 compared to fiscal 2021, primarily due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $1.9 billion in 2022 compared to $1.2 billion in 2021. Home sales gross profit percentage increased by 370 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 basis points in 2022 compared to 2021, primarily due to the increase in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 12% in fiscal 2022 compared to fiscal 2021, due to increases in the average selling price of homes closed in all markets, partially offset by a decrease in the number of homes closed. The region generated pre-tax income of $1.9 billion in 2022 compared to $1.4 billion in 2021. Home sales gross profit percentage increased by 440 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in 2022 compared to 2021, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 19% in fiscal 2022 compared to fiscal 2021, due to increases in the average selling price of homes closed in all markets. The region generated pre-tax income of $1.1 billion in 2022 compared to $795.1 million in 2021. Home sales gross profit percentage increased by 300 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2022 compared to 2021, primarily due to the increase in homebuilding revenues.

North Region — Homebuilding revenues increased 27% in fiscal 2022 compared to fiscal 2021, due to increases in the average selling price and the number of homes closed in all markets. The region generated pre-tax income of $456.3 million in 2022 compared to $331.7 million in 2021. Home sales gross profit percentage increased by 120 basis points in 2022 compared to 2021, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2022 compared to 2021, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at September 30, 2022 and 2021 are summarized as follows:

	September 30, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$854.9	$945.1	$—	$2.2	$1,802.2
Southwest	1,328.7	1,447.2	7.2	18.6	2,801.7
South Central	2,304.9	1,625.4	0.3	1.1	3,931.7
Southeast	2,692.7	1,385.2	13.2	—	4,091.1
East	1,389.3	1,153.4	—	—	2,542.7
North	1,251.9	676.7	—	7.1	1,935.7
Corporate and unallocated (1)	129.1	89.5	0.3	0.4	219.3
	$9,951.5	$7,322.5	$21.0	$29.4	$17,324.4

	September 30, 2021
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$609.6	$685.4	$—	$12.5	$1,307.5
Southwest	1,113.5	1,315.8	6.9	9.4	2,445.6
South Central	1,977.4	1,501.5	0.4	—	3,479.3
Southeast	2,002.4	1,160.1	16.1	—	3,178.6
East	1,124.6	792.3	1.3	1.4	1,919.6
North	901.4	460.4	5.3	1.8	1,368.9
Corporate and unallocated (1)	119.1	88.5	0.4	0.3	208.3
	$7,848.0	$6,004.0	$30.4	$25.4	$13,907.8
_____________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2022 and 2021 are summarized as follows:

	September 30, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,100	32,200	43,300	2,900
Southwest	22,100	36,500	58,600	4,900
South Central	37,800	66,500	104,300	12,400
Southeast	24,700	138,600	163,300	14,200
East	22,700	105,700	128,400	6,800
North	12,700	62,600	75,300	5,200
	131,100	442,100	573,200	46,400
	23%	77%	100%

	September 30, 2021
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	9,000	31,400	40,400	2,600
Southwest	22,800	34,300	57,100	5,500
South Central	42,800	79,000	121,800	14,000
Southeast	26,700	125,500	152,200	13,600
East	17,300	83,100	100,400	7,300
North	9,200	49,200	58,400	4,800
	127,800	402,500	530,300	47,800
	24%	76%	100%
_________________________
(1)Land/lots owned included approximately 37,600 and 30,800 owned lots that are fully developed and ready for home construction at September 30, 2022 and 2021, respectively. Land/lots owned also included land held for development representing 400 and 1,300 lots at September 30, 2022 and 2021, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2022 and 2021 was $19.7 billion and $15.5 billion, respectively, secured by earnest money deposits of $1.6 billion and $1.1 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2022 and 2021 included $1.4 billion and $1.6 billion, respectively, related to lot purchase contracts with Forestar, secured by $131.7 million and $151.0 million, respectively, of earnest money. Our lots controlled under land and lot purchase contracts include approximately 4,077 lots at September 30, 2022, representing lots controlled under contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts if the deposits are not refundable.
(3)Lots controlled at September 30, 2022 included approximately 36,700 lots owned or controlled by Forestar, 17,800 of which our homebuilding divisions have under contract to purchase and 18,900 of which our homebuilding divisions have a right of first offer to purchase. Of these, approximately 14,100 lots were in our Southeast region, 6,800 lots were in our East region, 6,200 lots were in our South Central region, 4,900 lots were in our Southwest region, 3,900 lots were in our North region and 800 lots were in our Northwest region. Lots controlled at September 30, 2021 included approximately 39,200 lots owned or controlled by Forestar, 21,000 of which our homebuilding divisions had under contract to purchase and 18,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 27,200 and 21,700 of our homes in inventory were unsold at September 30, 2022 and 2021, respectively. At September 30, 2022, approximately 4,400 of our unsold homes were completed, of which approximately 90 homes had been completed for more than six months. At September 30, 2021, approximately 900 of our unsold homes were completed, of which approximately 100 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both September 30, 2022 and 2021.

Results of Operations — Forestar

In fiscal 2018, we acquired 75% of the outstanding shares of Forestar and at September 30, 2022, we owned 63% of its outstanding shares. Forestar is a publicly traded residential lot development company with operations in 53 markets across 21 states as of September 30, 2022. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2022 and 2021 were as follows:

	Year Ended September 30,
	2022	2021
	(In millions)
Total revenues	$1,519.1	$1,325.8
Cost of land/lot sales and other	1,182.7	1,093.6
Inventory and land option charges	12.4	3.0
Total cost of sales	1,195.1	1,096.6
Selling, general and administrative expense	93.6	68.4
Loss on extinguishment of debt	—	18.1
Other (income) expense	(5.4)	(3.9)
Income before income taxes	$235.8	$146.6

Revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders. During fiscal 2022 and 2021, Forestar’s land and lot sales, including the portion sold to D.R. Horton and the revenues generated from those sales, were as follows:

	Year Ended September 30,
	2022	2021
	($ in millions)
Total residential single-family lots sold	17,691	15,915
Residential single-family lots sold to D.R. Horton	14,895	14,839
Residential lot sales revenues from sales to D.R. Horton	$1,231.8	$1,206.5
Tract acres sold to D.R. Horton	—	85
Tract sales revenues from sales to D.R. Horton	$—	$25.9

SG&A expense for fiscal 2022 and 2021 included charges of $4.1 million and $4.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Loss on extinguishment of debt of $18.1 million in fiscal 2021 was due to Forestar’s redemption of its $350 million principal amount of 8.0% senior notes due 2024 in May 2021.

At September 30, 2022, Forestar owned directly or controlled through land and lot purchase contracts approximately 90,100 residential lots, of which 5,500 are fully developed. Approximately 36,700 of these lots are under contract to sell to D.R. Horton or subject to a right of first offer under the master supply agreement with D.R. Horton, and 1,400 of these lots are under contract to sell to other builders.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2022 and 2021.

	Year Ended September 30,
	2022	2021	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	57,355	54,694	5%
Number of homes closed by D.R. Horton	82,744	81,965	1%
Percentage of D.R. Horton homes financed by DHI Mortgage	69%	67%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	57,414	54,767	5%
Total number of loans originated or brokered by DHI Mortgage	58,298	56,054	4%
Captive business percentage	98%	98%
Loans sold by DHI Mortgage to third parties	57,213	54,977	4%

	Year Ended September 30,
	2022	2021	% Change
	(In millions)
Loan origination and other fees	$52.3	$48.1	9%
Gains on sale of mortgage loans and mortgage servicing rights	561.7	619.1	(9)%
Servicing income	3.4	3.6	(6)%
Total mortgage operations revenues	617.4	670.8	(8)%
Title policy premiums	177.6	152.8	16%
Total revenues	795.0	823.6	(3)%
General and administrative expense	547.6	488.3	12%
Other (income) expense	(43.2)	(29.3)	47%
Financial services pre-tax income	$290.6	$364.6	(20)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2022	2021
General and administrative expense	68.9%	59.3%
Other (income) expense	(5.4)%	(3.6)%
Financial services pre-tax income	36.6%	44.3%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In fiscal 2022, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 5% from the prior year due to an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 98% of DHI Mortgage loan originations in both fiscal 2022 and 2021. This percentage reflects DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 4% in fiscal 2022 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2022 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2022, approximately 62% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 30% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 8% to $617.4 million in fiscal 2022 from $670.8 million in fiscal 2021, primarily due to a more competitive environment in the mortgage industry due to rising interest rates. Revenues from our title operations increased 16% to $177.6 million in fiscal 2022 from $152.8 million in fiscal 2021, primarily due to an increase in the average premium collected on closing transactions from higher sales prices of homes closed by our homebuilding operations, as well as expansion of our title insurance operations.

General and administrative (G&A) expense related to our financial services operations increased 12% to $547.6 million in fiscal 2022 from $488.3 million in the prior year. As a percentage of financial services revenues, G&A expense was 68.9% in fiscal 2022 compared to 59.3% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 3,024 and 2,891 people at September 30, 2022 and 2021, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

Primarily as a result of the reduction in revenue and operating margin of our mortgage operations, pre-tax income from our financial services operations decreased 20% to $290.6 million in fiscal 2022 from $364.6 million in fiscal 2021.

Results of Operations — Rental

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style multi-family rental communities typically accommodating 200 to 400 dwelling units in high growth suburban markets. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the fiscal years ended September 30, 2022 and 2021 were as follows:

	Year Ended September 30,
	2022	2021
	(In millions)
Revenues
Single-family rental	$313.8	$75.9
Multi-family rental and other	196.4	191.9
Total revenues	510.2	267.8
Cost of sales
Single-family rental	147.8	42.4
Multi-family rental and other	96.4	119.1
Total cost of sales	244.2	161.5
Selling, general and administrative expense	91.1	44.6
Other (income) expense	(27.1)	(24.8)
Income before income taxes	$202.0	$86.5

At September 30, 2022, our rental property inventory of $2.6 billion included $1.7 billion of inventory related to our single-family rental operations and $897.2 million of inventory related to our multi-family rental operations. At September 30, 2021, our rental property inventory of $840.9 million included $415.8 million of assets related to our single-family rental operations and $425.1 million of assets related to our multi-family rental operations.

During fiscal 2022, we sold 774 single-family rental homes for $313.8 million compared to 257 homes sold for $75.9 million in fiscal 2021. At September 30, 2022, we had single-family rental properties consisting of 7,400 homes, of which 3,530 were completed, and 6,680 lots, of which 1,770 were finished. At September 30, 2021, we had single-family rental properties consisting of 1,895 homes, of which 895 homes were completed, and 3,930 lots, of which 760 were finished.

During fiscal 2022, we sold 775 multi-family rental units for $195.5 million compared to 959 units sold for $191.9 million in fiscal 2021. At September 30, 2022, we had multi-family rental properties consisting of 5,810 units under active construction and 300 units that were substantially complete and in the lease-up phase. At September 30, 2021, we had multi-family rental properties consisting of 4,340 units under active construction and 350 units that were substantially complete and in the lease-up phase.

Results of Operations — Other Businesses

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $58.1 million in fiscal 2022 compared to $32.7 million in fiscal 2021.

In May 2022, we acquired Vidler Water Resources, Inc. (Vidler) for a total purchase price of $290.5 million. The assets acquired through the Vidler transaction consisted primarily of water rights and other water-related assets.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $7.6 billion in fiscal 2022 compared to $5.4 billion in fiscal 2021. The increase was primarily due to an increase in pre-tax income generated by our homebuilding operations as a result of higher revenues from increased average selling prices and an increase in home sales gross margin. In fiscal 2022, our homebuilding, financial services, Forestar and rental businesses generated pre-tax income of $6.9 billion, $290.6 million, $235.8 million and $202.0 million, respectively, compared to $4.8 billion, $364.6 million, $146.6 million and $86.5 million, respectively, in fiscal 2021.

Income Taxes

Our income tax expense was $1.7 billion and $1.2 billion in fiscal 2022 and 2021, respectively, and our effective tax rate was 22.7% and 21.8% in those years. The effective tax rates for both years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

The federal energy efficient homes tax credit was retroactively extended to qualifying homes closed from January 1, 2022 through December 31, 2032 as a result of the enactment of the Inflation Reduction Act (IRA) that was signed into law on August 16, 2022. Beginning with homes closed after December 31, 2022, the requirements to qualify for the energy efficient homes tax credit will be increased. We are currently analyzing the impact of the increased requirements on our ability to qualify homes for the credit. Other tax related provisions of the IRA, including the corporate alternative minimum tax, had no material impact on our financial statements and are not expected to have a material impact on our financial statements in the future.

Our deferred tax assets, net of deferred tax liabilities, were $159.0 million at September 30, 2022 compared to $159.5 million at September 30, 2021. We have a valuation allowance of $17.9 million and $4.2 million at September 30, 2022 and 2021, respectively, related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. Of the $17.9 million valuation allowance, $15.8 million relates to state NOL, state capital loss and tax credit carryforwards acquired in the Vidler acquisition. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

We have $30.9 million of tax benefits for a federal NOL carryforward acquired in the Vidler acquisition. The utilization of the federal NOL is subject to IRC Section 382 limitations; however, it is expected that all of the federal NOL will be utilized within the carryforward period. D.R. Horton has $12.0 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $4.3 million of the tax benefits expire over the next ten years and the remaining $7.7 million expire from fiscal years 2033 to 2042. Forestar has $1.2 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in our financial statements. Our unrecognized tax benefits totaled $2.9 million at both September 30, 2022 and 2021.

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2018 through 2022. An audit by the Internal Revenue Service of a federal refund claim related to the retroactive extension of energy efficient homes tax credits for fiscal 2018 and additional energy efficient tax credits for fiscal 2017 was completed during the current fiscal year with no material adjustments. D.R. Horton is under audit by various states; however, we are not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s federal income tax remains open for examination for tax years 2019 through 2022. The statute of limitations for Forestar’s major state tax jurisdictions generally remain open for examination for tax years 2017 through 2022. Forestar is not currently under audit for federal or state income taxes.

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

At September 30, 2022, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $6.1 billion, of which $2.5 billion is payable within 12 months and includes $1.6 billion outstanding under the mortgage repurchase facility. Future interest payments associated with the notes total $507.6 million, of which $215.8 million is payable within 12 months.

At September 30, 2022, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 23.8% compared to 26.7% at September 30, 2021. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 15.4% at September 30, 2022 compared to 12.9% at September 30, 2021. At September 30, 2022, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 13.2% compared to 17.8% at September 30, 2021. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 4.4% at September 30, 2022 compared to 1.7% at September 30, 2021. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain significantly lower than 30% throughout fiscal 2023. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar, DRH Rental and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At September 30, 2022, we had outstanding letters of credit of $273.3 million and surety bonds of $2.8 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At September 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and thereafter for the foreseeable future.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2022, cash and cash equivalents of our homebuilding segment totaled $2.0 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility totaled $3.45 billion each during fiscal 2022. At September 30, 2022, there were no borrowings outstanding and $220 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

In October 2022, our senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to October 28, 2027.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2022, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.8 billion principal amount of homebuilding senior notes outstanding as of September 30, 2022 that mature from February 2023 through October 2027. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2022, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior stock repurchase authorization. During fiscal 2022, we repurchased 14.0 million shares of our common stock for $1.1 billion. At September 30, 2022, the full amount of the debt repurchase authorization was remaining, and $438.3 million of the stock repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At September 30, 2022, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 37.1% compared to 41.0% at September 30, 2021. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 26.9% compared to 35.2% at September 30, 2021.

Cash and Cash Equivalents — At September 30, 2022, Forestar had cash and cash equivalents of $264.8 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2022, there were no borrowings outstanding and $53.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $356.7 million.

In October 2022, Forestar’s senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026.

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

Unsecured Debt — As of September 30, 2022, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations. At September 30, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at September 30, 2022, and the authorization has no expiration date.

Issuance of Common Stock — During fiscal 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At September 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2022, cash and cash equivalents of our financial services segment totaled $103.3 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2022 was $2.2 billion, and its maturity date is February 17, 2023.

As of September 30, 2022, $2.5 billion of mortgage loans held for sale with a collateral value of $2.4 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $827.2 million, DHI Mortgage had an obligation of $1.6 billion outstanding under the mortgage repurchase facility at September 30, 2022 at a 4.6% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

Cash and Cash Equivalents — At September 30, 2022, cash and cash equivalents of our rental segment totaled $109.9 million. During fiscal 2022, we continued to increase the investment in our rental operations. The inventory in our rental segment totaled $2.6 billion at September 30, 2022 compared to $840.9 million at September 30, 2021.

Bank Credit Facility — In March 2022, our rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On subsequent occasions, DRH Rental utilized the accordion feature to obtain additional commitments, thereby increasing the size of the facility to $975 million at September 30, 2022. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At September 30, 2022, the borrowing base limited the available capacity under the facility to $811.9 million. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. At September 30, 2022, there were $800 million of borrowings outstanding at a 4.8% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $11.9 million.

In November 2022, DRH Rental utilized the accordion feature and increased the size of the revolving credit facility to $1.025 billion through an additional commitment.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Operating Cash Flow Activities

In fiscal 2022, net cash provided by operating activities was $561.8 million compared to $534.4 million in fiscal 2021. Cash provided by operating activities in the current year primarily consisted of $1.9 billion and $108.7 million of cash provided by our homebuilding and Forestar segments, respectively, partially offset by $1.4 billion and $10.5 million of cash used in our rental and financial services segments, respectively. The most significant source of cash provided by operating activities in both years was net income.

Cash used to increase construction in progress and finished home inventory was $2.1 billion in fiscal 2022 compared to $1.7 billion in fiscal 2021. The increase is due to increased home construction costs and more homes in inventory that were complete or closer to completion at the end of the current year. Cash used to increase residential land and lots was $1.4 billion in fiscal 2022 compared to $1.7 billion in fiscal 2021. Of these amounts, $142.3 million and $585.6 million, respectively, related to Forestar.

During fiscal 2022, cash used to increase our single-family and multi-family rental properties totaled $1.7 billion and is reflected as cash used in operating activities. During fiscal 2021, cash used to increase our single-family and multi-family rental properties totaled $477.5 million, of which $173.9 million related to the first half of the year and is presented as cash used in investing activities and $303.6 million related to the second half of the year and is presented as cash used in operating activities.

Investing Cash Flow Activities

In fiscal 2022, net cash used in investing activities was $414.9 million compared to $252.2 million in fiscal 2021. In fiscal 2022, uses of cash included the acquisition of Vidler Water Resources, Inc. for $271.5 million, net of the cash acquired, and purchases of property and equipment totaling $148.2 million. In fiscal 2021, uses of cash included expenditures related to our rental operations totaling $173.9 million, the acquisition of the homebuilding operations of Braselton Homes for $23.0 million and purchases of property and equipment totaling $93.5 million, partially offset by proceeds from the sale of a single-family rental community for $31.8 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2022, net cash used in financing activities was $811.2 million, consisting primarily of repayments of amounts drawn on our homebuilding revolving credit facility totaling $3.5 billion, cash used to repurchase shares of our common stock of $1.1 billion, repayment of $350 million principal amount of our 4.375% homebuilding senior notes at maturity and payment of cash dividends totaling $316.5 million. These uses of cash were partially offset by draws on our homebuilding revolving credit facility of $3.5 billion, draws on DRH Rental’s revolving credit facility of $800 million and net advances on our mortgage repurchase facility of $123.7 million.

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

Our Board of Directors approved and paid quarterly cash dividends of $0.225 per common share in fiscal 2022 and $0.20 per common share in fiscal 2021. In October 2022, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on December 12, 2022, to stockholders of record on December 2, 2022. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

Supplemental Guarantor Financial Information

As of September 30, 2022, D.R. Horton, Inc. had $2.8 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2022
(In millions)
Assets
Cash	$1,974.6
Inventories	18,096.5
Amount due from Non-Guarantor Subsidiaries	1,034.9
Total assets	24,001.0
Liabilities & Stockholders’ Equity
Notes payable	$2,878.3
Total liabilities	6,345.8
Stockholders’ equity	17,655.2

Summarized Statement of Operations Data	Year Ended September 30, 2022
(In millions)
Revenues	$31,890.0
Cost of sales	22,794.1
Selling, general and administrative expense	2,128.5
Income before income taxes	6,946.0
Net income	5,372.7

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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2022 and 2021, and for the years ended September 30, 2022, 2021 and 2020. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. generally accepted accounting principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

We rarely purchase unimproved land for resale, but periodically may elect to sell parcels of land that do not fit into our strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 99% of these reserves related to construction defect matters at both September 30, 2022 and 2021.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2022 and 2021, we had reserves for approximately 560 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2022, we were notified of approximately 355 new construction defect claims and resolved 175 construction defect claims for a total cost of $24.4 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $133.8 million in our reserves and a $46.9 million increase in our insurance receivable, resulting in additional expense of $86.9 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $120.4 million in our reserves and a $49.5 million decrease in our insurance receivable, resulting in a reduction in expense of $70.9 million. For additional information regarding our legal claims reserves, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning October 1, 2023, with early adoption permitted. We are currently evaluating the impact of this guidance, and it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2022 and 2021 was not significant, is recognized in current earnings. At September 30, 2022, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $5.4 billion. Uncommitted IRLCs totaled a notional amount of approximately $4.0 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.6 billion at September 30, 2022.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At September 30, 2022 and 2021, we had MBS totaling $532.4 million and $834.6 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $4.8 million and $1.1 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2022. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2022.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2022
	2023	2024	2025	2026	2027	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$855.1	$12.9	$500.4	$900.4	$600.4	$800.0	$3,669.2	$3,291.0
Average interest rate	5.2%	4.0%	2.7%	3.4%	1.5%	3.0%	3.3%
Variable rate	$1,618.3	$—	$—	$800.0	$—	$—	$2,418.3	$2,418.3
Average interest rate	4.6%	—%	—%	4.8%	—%	—%	4.7%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2022, the Company’s reserve for legal claims related to construction defect matters was $724.8 million. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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
November 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R. Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, total equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 18, 2022

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
	(In millions)
ASSETS
Cash and cash equivalents	$2,540.5	$3,210.4
Restricted cash	32.4	26.8
Total cash, cash equivalents and restricted cash	2,572.9	3,237.2
Inventories:
Construction in progress and finished homes	9,798.2	7,739.2
Residential land and lots — developed and under development	9,173.1	7,781.8
Land held for development	110.8	110.9
Land held for sale	29.4	25.4
Rental properties	2,544.2	821.8
Total inventory	21,655.7	16,479.1
Mortgage loans held for sale	2,386.0	2,027.3
Deferred income taxes, net of valuation allowance of $17.9 million and $4.2 million at September 30, 2022 and 2021, respectively	141.1	155.3
Property and equipment, net	471.6	392.9
Other assets	2,960.3	1,560.6
Goodwill	163.5	163.5
Total assets	$30,351.1	$24,015.9
LIABILITIES
Accounts payable	$1,360.3	$1,177.0
Accrued expenses and other liabilities	3,138.3	2,210.3
Notes payable	6,066.9	5,412.4
Total liabilities	10,565.5	8,799.7
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 399,172,937 shares issued and 343,953,023 shares outstanding at September 30, 2022 and 397,190,100 shares issued and 356,015,843 shares outstanding at September 30, 2021	4.0	4.0
Additional paid-in capital	3,349.5	3,274.8
Retained earnings	19,185.3	13,644.3
Treasury stock, 55,219,914 shares and 41,174,257 shares at September 30, 2022 and 2021, respectively, at cost	(3,142.5)	(2,036.6)
Stockholders’ equity	19,396.3	14,886.5
Noncontrolling interests	389.3	329.7
Total equity	19,785.6	15,216.2
Total liabilities and equity	$30,351.1	$24,015.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2022	2021	2020
	(In millions, except per share data)
Revenues	$33,480.0	$27,774.2	$20,311.1
Cost of sales	22,975.9	19,899.2	15,373.2
Selling, general and administrative expense	2,933.7	2,556.2	2,047.8
Gain on sale of assets	—	(14.0)	(59.5)
Loss on extinguishment of debt	—	18.1	—
Other (income) expense	(59.3)	(41.6)	(33.4)
Income before income taxes	7,629.7	5,356.3	2,983.0
Income tax expense	1,734.1	1,165.1	602.5
Net income	5,895.6	4,191.2	2,380.5
Net income attributable to noncontrolling interests	38.1	15.4	6.8
Net income attributable to D.R. Horton, Inc.	$5,857.5	$4,175.8	$2,373.7

Basic net income per common share attributable to D.R. Horton, Inc.	$16.65	$11.56	$6.49
Weighted average number of common shares	351.7	361.1	365.5

Diluted net income per common share attributable to D.R. Horton, Inc.	$16.51	$11.41	$6.41
Adjusted weighted average number of common shares	354.8	365.8	370.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2019 (368,431,454 shares)	$3.9	$3,179.1	$7,640.1	$(802.2)	$274.2	$10,295.1
Net income	—	—	2,373.7	—	6.8	2,380.5
Exercise of stock options (959,742 shares)	—	17.8	—	—	—	17.8
Stock issued under employee benefit plans (1,608,786 shares)	—	5.6	—	—	—	5.6
Cash paid for shares withheld for taxes	—	(38.2)	—	—	—	(38.2)
Stock-based compensation expense	—	77.8	—	—	—	77.8
Cash dividends declared ($0.70 per share)	—	—	(256.0)	—	—	(256.0)
Repurchases of common stock (7,000,000 shares)	—	—	—	(360.4)	—	(360.4)
Distributions to noncontrolling interests	—	—	—	—	(0.7)	(0.7)
Change of ownership interest in Forestar	—	(1.2)	—	—	1.2	—
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	4,175.8	—	15.4	4,191.2
Exercise of stock options (757,487 shares)	—	6.6	—	—	—	6.6
Stock issued under employee benefit plans (1,691,264 shares)	0.1	16.1	—	—	—	16.2
Cash paid for shares withheld for taxes	—	(78.5)	—	—	—	(78.5)
Stock-based compensation expense	—	91.4	—	—	—	91.4
Cash dividends declared ($0.80 per share)	—	—	(289.3)	—	—	(289.3)
Repurchases of common stock (10,432,890 shares)	—	—	—	(874.0)	—	(874.0)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(1.7)	—	—	32.9	31.2
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	5,857.5	—	38.1	5,895.6
Exercise of stock options (292,290 shares)	—	7.0	—	—	—	7.0
Stock issued under employee benefit plans (1,690,547 shares)	—	26.2	—	—	—	26.2
Cash paid for shares withheld for taxes	—	(62.0)	—	—	—	(62.0)
Stock-based compensation expense	—	105.1	—	—	—	105.1
Cash dividends declared ($0.90 per share)	—	—	(316.5)	—	—	(316.5)
Repurchases of common stock (14,045,657 shares)	—	—	—	(1,105.9)	—	(1,105.9)
Change of ownership interest in Forestar	—	(1.6)	—	—	3.5	1.9
Noncontrolling interest acquired	—	—	—	—	18.0	18.0
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021	2020
	(In millions)
OPERATING ACTIVITIES
Net income	$5,895.6	$4,191.2	$2,380.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.4	82.1	90.6
Stock-based compensation expense	105.1	91.4	77.8
Deferred income taxes	29.1	(10.0)	14.1
Inventory and land option charges	70.4	28.6	23.8
Gain on sale of assets	—	(14.0)	(59.5)
Loss on extinguishment of debt	—	18.1	—
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(2,059.0)	(1,734.9)	(739.1)
Increase in residential land and lots — developed, under development, held for development and held for sale	(1,402.8)	(1,720.6)	(324.4)
Increase in rental properties	(1,723.2)	(303.6)	—
Increase in other assets	(1,111.5)	(440.7)	(151.4)
Increase in mortgage loans held for sale	(358.8)	(498.3)	(457.0)
Increase in accounts payable, accrued expenses and other liabilities	1,035.5	845.1	566.2
Net cash provided by operating activities	561.8	534.4	1,421.6
INVESTING ACTIVITIES
Expenditures for property and equipment	(148.2)	(93.5)	(96.5)
Proceeds from sale of assets	—	37.6	129.8
Expenditures related to rental properties	—	(173.9)	(190.3)
Payments related to business acquisitions, net of cash acquired	(271.5)	(24.5)	(9.7)
Other investing activities	4.8	2.1	0.6
Net cash used in investing activities	(414.9)	(252.2)	(166.1)
FINANCING ACTIVITIES
Proceeds from notes payable	4,250.0	1,541.6	2,346.1
Repayment of notes payable	(3,801.2)	(826.3)	(1,682.9)
Advances on mortgage repurchase facility, net	123.7	362.0	243.7
Proceeds from stock associated with certain employee benefit plans	33.2	22.7	23.4
Cash paid for shares withheld for taxes	(62.0)	(78.5)	(38.2)
Cash dividends paid	(316.5)	(289.3)	(256.0)
Repurchases of common stock	(1,131.5)	(848.4)	(360.4)
Net proceeds from issuance of Forestar common stock	1.7	33.5	—
Net other financing activities	91.4	(2.4)	(5.1)
Net cash (used in) provided by financing activities	(811.2)	(85.1)	270.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(664.3)	197.1	1,526.1
Cash, cash equivalents and restricted cash at beginning of year	3,237.2	3,040.1	1,514.0
Cash, cash equivalents and restricted cash at end of year	$2,572.9	$3,237.2	$3,040.1

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2022	2021	2020
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,701.1	$1,137.8	$581.3
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$64.3	$12.5	$5.1
Stock issued under employee incentive plans	$130.9	$124.7	$84.4
Repurchase of common stock not settled	$—	$25.6	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of September 30, 2022, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

The Company rarely purchases unimproved land for resale, but periodically may elect to sell parcels of land that do not fit into its strategic operating plans. Revenue from land sales is typically recognized on the closing date, which is generally when performance obligations are satisfied.

The Company’s rental operations develop, construct, lease and sell residential multi-family and single-family rental properties. Revenue is recognized from the sale of these properties on the closing date, which is when performance obligations are satisfied. Rental income from these properties is recognized as other income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $494.8 million and $478.9 million at September 30, 2022 and 2021, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $64.4 million and $55.9 million at September 30, 2022 and 2021, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these includes pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Pricing and incentive levels are often interrelated with sales pace in a community, such that a price reduction is typically expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new and existing homes. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities for potential impairment. This may result in impairment charges which could be significant.

When events or circumstances indicate that the carrying values on finished homes in substantially completed communities and completed rental properties are greater than the fair values less estimated costs to sell these homes, impairment charges are also recorded. The key assumptions relating to inventory valuations are impacted by local market and economic conditions and are inherently uncertain. Due to uncertainties in the estimation process, actual results could differ from such estimates. See Note C.

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2022, 2021 and 2020, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

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

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There was one variable interest entity consolidated for $64.3 million in the Company’s balance sheet at September 30, 2022 because the Company determined it controlled the activities that most significantly impacted the variable interest entity’s economic performance. There were no variable interest entities consolidated in the Company’s balance sheet at September 30, 2021.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2022 and 2021, the deposits related to these contracts totaled $1.5 billion and $870.2 million, respectively, and are included in other assets in the consolidated balance sheets.

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

In April 2022, the Company and Vidler Water Resources, Inc. (Vidler) entered into a definitive merger agreement pursuant to which the Company would acquire all of the outstanding shares of Vidler for $15.75 per share in an all-cash transaction. Under the terms of the merger agreement, in May 2022, the Company completed a tender offer and acquired all of the outstanding shares for a total purchase price of $290.5 million. There was no goodwill recorded as a result of this transaction.

The Company’s allocation of the purchase price to the assets, liabilities and noncontrolling interest acquired is as follows (in millions):

Cash and cash equivalents	$19.0
Deferred income taxes, net of valuation allowance of $15.8 million	14.8
Water rights and other water-related assets (1)	280.1
Total assets	313.9

Other liabilities	5.4
Total liabilities	5.4

Noncontrolling interest	18.0
Net assets acquired	$290.5

_____________________________________
(1)Water rights and other water-related assets were measured at fair value using Level 3 inputs and are included in other assets in the Company’s consolidated financial statements.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the operating segment exceeds its fair value, the Company records a goodwill impairment by the amount that an operating segment’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As a result of the qualitative assessments performed in fiscal 2022, 2021 and 2020, no impairment charges were indicated or recorded.

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2022	2021
	(In millions)
Northwest	$2.2	$2.2
Southwest	—	—
South Central	15.9	15.9
Southeast	6.0	6.0
East	60.5	60.5
North	49.7	49.7
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

Warranty Claims

The Company provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of the warranty-related costs expected to be incurred in the future. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates and is adjusted to reflect qualitative risks associated with the types of homes built and the geographic areas in which they are built. See Note L.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $41.7 million, $36.1 million and $41.7 million in fiscal 2022, 2021 and 2020, respectively.

Income Taxes

The Company’s income tax expense is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement amounts of assets and liabilities and their respective tax bases and attributable to net operating

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company’s unrecognized tax benefits totaled $2.9 million at both September 30, 2022 and 2021.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2022, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2022 have a remaining vesting period up to 4.5 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. All stock options outstanding at September 30, 2022 have vested and expire 10 years after the dates on which they were granted.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pending Accounting Standards

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

Homebuilding

The homebuilding operating segments are aggregated into six reporting segments. The reporting segments and the states in which the Company has homebuilding operations are as follows:

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

Homebuilding is the Company’s core business, generating 95%, 96% and 97% of consolidated revenues in fiscal 2022, 2021 and 2020, respectively. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 106 markets across 33 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

Forestar

The Forestar segment is a residential lot development company with operations in 53 markets across 21 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

Rental

The Company’s rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,040.7	$264.8	$103.3	$109.9	$21.8	$2,540.5
Restricted cash	11.3	—	19.7	1.4	—	32.4
Inventories:
Construction in progress and finished homes	9,951.5	—	—	—	(153.3)	9,798.2
Residential land and lots — developed and under development	7,322.5	1,932.6	—	—	(82.0)	9,173.1
Land held for development	21.0	89.8	—	—	—	110.8
Land held for sale	29.4	—	—	—	—	29.4
Rental properties	—	—	—	2,572.1	(27.9)	2,544.2
	17,324.4	2,022.4	—	2,572.1	(263.2)	21,655.7
Mortgage loans held for sale	—	—	2,386.0	—	—	2,386.0
Deferred income taxes, net	146.3	—	—	(7.1)	1.9	141.1
Property and equipment, net	361.8	5.7	4.3	2.0	97.8	471.6
Other assets	2,266.5	50.1	492.5	18.4	132.8	2,960.3
Goodwill	134.3	—	—	—	29.2	163.5
	$22,285.3	$2,343.0	$3,005.8	$2,696.7	$20.3	$30,351.1
Liabilities
Accounts payable	$1,149.1	$72.2	$0.2	$233.6	$(94.8)	$1,360.3
Accrued expenses and other liabilities	2,365.7	365.4	596.2	25.0	(214.0)	3,138.3
Notes payable	2,942.6	706.0	1,618.3	800.0	—	6,066.9
	$6,457.4	$1,143.6	$2,214.7	$1,058.6	$(308.8)	$10,565.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2022
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$31,861.7	$—	$—	$—	$—	$31,861.7
Land/lot sales and other	61.4	1,519.1	—	—	(1,267.4)	313.1
Rental property sales	—	—	—	510.2	—	510.2
Financial services	—	—	795.0	—	—	795.0
	31,923.1	1,519.1	795.0	510.2	(1,267.4)	33,480.0
Cost of sales
Home sales (3)	22,715.6	—	—	—	(197.9)	22,517.7
Land/lot sales and other	39.1	1,182.7	—	—	(1,072.3)	149.5
Rental property sales	—	—	—	243.4	(5.1)	238.3
Inventory and land option charges	57.2	12.4	—	0.8	—	70.4
	22,811.9	1,195.1	—	244.2	(1,275.3)	22,975.9
Selling, general and administrative expense	2,186.7	93.6	547.6	91.1	14.7	2,933.7
Other (income) expense	(16.4)	(5.4)	(43.2)	(27.1)	32.8	(59.3)
Income before income taxes	$6,940.9	$235.8	$290.6	$202.0	$(39.6)	$7,629.7
Summary Cash Flow Information
Depreciation and amortization	$62.5	$2.7	$1.9	$1.0	$13.3	$81.4
Cash provided by (used in) operating activities	$1,916.7	$108.7	$(10.5)	$(1,391.0)	$(62.1)	$561.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$26,502.6	$—	$—	$—	$—	$26,502.6
Land/lot sales and other	75.0	1,325.8	—	—	(1,188.8)	212.0
Rental property sales	—	—	—	267.8	(31.8)	236.0
Financial services	—	—	823.6	—	—	823.6
	26,577.6	1,325.8	823.6	267.8	(1,220.6)	27,774.2
Cost of sales
Home sales (3)	19,748.4	—	—	—	(140.1)	19,608.3
Land/lot sales and other	56.2	1,093.6	—	—	(1,030.5)	119.3
Rental property sales	—	—	—	160.8	(17.8)	143.0
Inventory and land option charges	24.9	3.0	—	0.7	—	28.6
	19,829.5	1,096.6	—	161.5	(1,188.4)	19,899.2
Selling, general and administrative expense	1,945.6	68.4	488.3	44.6	9.3	2,556.2
Gain on sale of assets	—	(2.5)	—	—	(11.5)	(14.0)
Loss on extinguishment of debt	—	18.1	—	—	—	18.1
Other (income) expense	(10.3)	(1.4)	(29.3)	(24.8)	24.2	(41.6)
Income before income taxes	$4,812.8	$146.6	$364.6	$86.5	$(54.2)	$5,356.3
Summary Cash Flow Information
Depreciation and amortization	$63.1	$2.2	$1.7	$5.1	$10.0	$82.1
Cash provided by (used in) operating activities	$1,239.8	$(303.1)	$(195.8)	$(410.0)	$203.5	$534.4
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2020
	Homebuilding	Forestar (1)	Financial Services	Rental	Eliminations and Other (2)	Consolidated
	(In millions)
Revenues
Home sales	$19,560.8	$—	$—	$—	$—	$19,560.8
Land/lot sales and other	80.7	931.8	—	—	(847.1)	165.4
Rental property sales	—	—	—	128.5	(128.5)	—
Financial services	—	—	584.9	—	—	584.9
	19,641.5	931.8	584.9	128.5	(975.6)	20,311.1
Cost of sales
Home sales (3)	15,305.8	—	—	—	(58.6)	15,247.2
Land/lot sales and other	58.3	812.8	—	—	(768.9)	102.2
Rental property sales	—	—	—	69.0	(69.0)	—
Inventory and land option charges	22.9	0.9	—	—	—	23.8
	15,387.0	813.7	—	69.0	(896.5)	15,373.2
Selling, general and administrative expense	1,600.7	45.7	364.7	27.8	8.9	2,047.8
Gain on sale of assets	—	(0.1)	—	—	(59.4)	(59.5)
Other (income) expense	(11.7)	(5.6)	(25.0)	(8.1)	17.0	(33.4)
Income before income taxes	$2,665.5	$78.1	$245.2	$39.8	$(45.6)	$2,983.0
Summary Cash Flow Information
Depreciation and amortization	$72.6	$4.9	$1.6	$5.0	$6.5	$90.6
Cash provided by (used in) operating activities	$1,888.4	$(168.5)	$(292.8)	$(71.8)	$66.3	$1,421.6
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2022	2021
	(In millions)
Northwest	$1,802.2	$1,307.5
Southwest	2,801.7	2,445.6
South Central	3,931.7	3,479.3
Southeast	4,091.1	3,178.6
East	2,542.7	1,919.6
North	1,935.7	1,368.9
Corporate and unallocated (2)	219.3	208.3
	$17,324.4	$13,907.8
________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2022	2021	2020
	(In millions)
Revenues
Northwest	$2,658.4	$2,516.6	$1,953.4
Southwest	4,840.7	4,071.0	3,230.3
South Central	8,192.3	6,111.2	4,625.9
Southeast	7,951.2	7,079.6	4,871.5
East	5,318.1	4,459.0	3,410.1
North	2,962.4	2,340.2	1,550.3
	$31,923.1	$26,577.6	$19,641.5
Inventory and Land Option Charges
Northwest	$7.0	$0.6	$1.3
Southwest	6.3	3.0	3.5
South Central	9.9	5.3	6.4
Southeast	13.5	10.2	5.9
East	12.1	2.4	3.0
North	8.4	3.4	2.8
	$57.2	$24.9	$22.9
Income before Income Taxes (1)
Northwest	$560.8	$510.8	$264.5
Southwest	968.3	653.1	366.1
South Central	1,910.7	1,150.2	714.9
Southeast	1,918.5	1,371.9	709.5
East	1,126.3	795.1	484.3
North	456.3	331.7	126.2
	$6,940.9	$4,812.8	$2,665.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2022, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended September 30, 2022. There were $3.8 million of impairment charges recorded during fiscal 2022 that related to a Forestar land development project, compared to $5.6 million and $1.7 million of impairment charges recorded in fiscal 2021 and 2020, respectively.

During fiscal 2022, 2021 and 2020, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $66.6 million, $23.0 million and $22.1 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2022	2021
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
4.375% senior notes due 2022 (1)	—	349.6
4.75% senior notes due 2023 (1)	299.9	299.5
5.75% senior notes due 2023 (1)	399.6	399.1
2.5% senior notes due 2024 (1)	498.2	497.3
2.6% senior notes due 2025 (1)	497.1	496.2
1.3% senior notes due 2026 (1)	595.5	594.5
1.4% senior notes due 2027 (1)	495.7	494.9
Other secured notes (2)	156.6	82.2
	2,942.6	3,213.3
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (3)	396.5	395.5
5.0% senior notes due 2028 (3)	297.0	296.5
Other secured notes	12.5	12.5
	706.0	704.5
Financial Services
Mortgage repurchase facility	1,618.3	1,494.6

Rental
Unsecured:
Revolving credit facility	800.0	—
Total	$6,066.9	$5,412.4
____________
See footnotes on following page.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $12.2 million and $16.5 million at September 30, 2022 and 2021, respectively.
(2)Homebuilding other secured notes excludes $0.7 million of earnest money notes payable to Forestar at September 30, 2021. These intercompany notes are eliminated in consolidation.
(3)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.5 million and $8.0 million at September 30, 2022 and 2021, respectively.

As of September 30, 2022, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $2.5 billion in fiscal 2023, $12.9 million in fiscal 2024, $500.4 million in fiscal 2025, $1.7 billion in fiscal 2026, $600.4 million in fiscal 2027 and $800.0 million thereafter.

Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. Borrowings and repayments under the facility totaled $3.45 billion each during fiscal 2022. At September 30, 2022, there were no borrowings outstanding and $220 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

In October 2022, the Company’s senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to October 28, 2027.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In September 2022, the Company repaid $350 million principal amount of its 4.375% senior notes at maturity.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2022 are summarized below.

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
_____________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. In addition, the 4.75% senior notes and 5.75% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is three months prior to the final maturity date of the notes. The 2.5% senior notes, the 2.6% senior notes and the 1.3% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes. The 1.4% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is two months prior to the final maturity of the notes.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs and the discount, if applicable.

All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facility are guaranteed by entities that hold approximately 76% of the Company’s assets. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indentures governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

The Company’s homebuilding revolving credit facility and the homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2022.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2022, there were no borrowings outstanding and $53.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $356.7 million.

In October 2022, Forestar’s senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026.

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

As of September 30, 2022, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature May 15, 2026 and $300 million principal amount of 5.0% senior notes that mature March 1, 2028. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1% and 5.2%, respectively. Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, financial services or rental operations. At September 30, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2022.

Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at September 30, 2022 was $2.2 billion, and its maturity date is February 17, 2023.

As of September 30, 2022, $2.5 billion of mortgage loans held for sale with a collateral value of $2.4 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $827.2 million, DHI Mortgage had an obligation of $1.6 billion outstanding under the mortgage repurchase facility at September 30, 2022 at a 4.6% annual interest rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At September 30, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

Rental

In March 2022, the Company’s rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. On subsequent occasions, DRH Rental utilized the accordion feature to obtain additional commitments, thereby increasing the size of the facility to $975 million at September 30, 2022. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. At September 30, 2022, the borrowing base limited the available capacity under the facility to $811.9 million. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. At September 30, 2022, there were $800 million of borrowings outstanding at a 4.8% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $11.9 million.

In November 2022, DRH Rental utilized the accordion feature and increased the size of the revolving credit facility to $1.025 billion through an additional commitment.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Capitalized interest, beginning of year	$217.7	$207.7	$180.1
Interest incurred (1)	162.5	152.2	153.3
Interest charged to cost of sales	(142.8)	(142.2)	(125.7)
Capitalized interest, end of year	$237.4	$217.7	$207.7
_________________________
(1)Interest incurred includes interest on the Company's mortgage repurchase facility of $18.9 million, $17.0 million and $19.1 million in fiscal 2022, 2021 and 2020, respectively. Also included in interest incurred is Forestar interest of $32.9 million, $41.6 million and $41.2 million in fiscal 2022, 2021 and 2020, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2022 and 2021 are summarized below.

	September 30,
	2022	2021
	(In millions)
Homebuilding
Buildings and improvements	$349.6	$299.5
Model home furniture	133.4	134.1
Office furniture and equipment	132.5	113.7
Land	35.5	32.6
Accumulated depreciation	(289.2)	(276.6)
Total homebuilding	361.8	303.3
Other Businesses
Energy-related assets	106.2	79.0
Office furniture and equipment	16.2	15.9
Land	16.1	16.1
Accumulated depreciation	(40.7)	(28.4)
Total other businesses	97.8	82.6
Forestar, net	5.7	2.9
Financial services, net	4.3	3.5
Rental, net	2.0	0.6
Property and equipment, net	$471.6	$392.9

Depreciation expense was $72.0 million, $73.3 million and $69.4 million in fiscal 2022, 2021 and 2020, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At September 30, 2022, mortgage loans held for sale of $2.39 billion had an aggregate outstanding principal balance of $2.51 billion. At September 30, 2021, mortgage loans held for sale of $2.03 billion had an aggregate outstanding principal balance of $1.97 billion. During the years ended September 30, 2022, 2021 and 2020, mortgage loans originated totaled $19.5 billion, $16.0 billion and $12.2 billion, respectively, and mortgage loans sold totaled $18.9 billion, $15.5 billion and $11.8 billion, respectively. The Company had gains on sales of loans and servicing rights of $561.7 million, $619.1 million and $437.2 million during the years ended September 30, 2022, 2021 and 2020, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2022, approximately 62% of the Company’s mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 30% were sold to one other major financial entity.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2022, 2021 and 2020 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2022 and 2021, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $1.6 billion and $1.3 billion, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2022 and 2021, the Company had MBS totaling $532.4 million and $834.6 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $4.8 million and $1.1 million, respectively, for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2022 and 2021, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $4.0 billion and $1.5 billion, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2022 and 2021, the notional amount of best-efforts whole loan delivery commitments totaled $23.5 million and $88.8 million, respectively, and the notional amount of hedging instruments related to the remaining IRLCs totaled $3.8 billion and $1.4 billion, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2022 and 2021, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $14.5 million and $15.0 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on historical experience, analysis of the volume of mortgages originated, discussions with mortgage purchasers and current housing and credit market conditions, as well as known and projected mortgage loan repurchase requests. The reserve balances at September 30, 2022 and 2021 totaled $7.5 million and $5.1 million, respectively.

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Current tax expense:
Federal	$1,448.9	$978.1	$484.0
State	256.1	197.0	104.4
	1,705.0	1,175.1	588.4
Deferred tax expense (benefit):
Federal	21.2	(12.7)	20.0
State	7.9	2.7	(5.9)
	29.1	(10.0)	14.1
Total income tax expense	$1,734.1	$1,165.1	$602.5

The Company’s effective tax rate was 22.7%, 21.8% and 20.2% in fiscal 2022, 2021 and 2020, respectively. The effective tax rates for all years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits. The effective tax rate for fiscal 2020 also includes a reduction for a tax benefit related to the release of a valuation allowance against the Company’s state deferred tax assets.

The federal energy efficient homes tax credit was retroactively extended to qualifying homes closed from January 1, 2022 through December 31, 2032 as a result of the enactment of the Inflation Reduction Act (IRA) that was signed into law on August 16, 2022. Other tax related provisions of the IRA had no material impact on the Company’s financial statements.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Income taxes at federal statutory rate	$1,602.2	$1,124.8	$626.4
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	210.0	166.9	79.1
Valuation allowance	(2.1)	(3.3)	(11.2)
Tax credits	(100.8)	(116.3)	(93.4)
Excess tax benefit from stock-based compensation	(20.1)	(38.4)	(22.3)
Tax contingencies	—	(6.0)	8.9
Other	44.9	37.4	15.0
Total income tax expense	$1,734.1	$1,165.1	$602.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2022	2021
	(In millions)
Deferred tax assets:
Inventory costs	$74.0	$63.5
Inventory impairments	9.5	12.7
Warranty and construction defect costs	239.5	190.5
Net operating loss carryforwards	44.1	11.7
Tax credit carryforwards	6.4	1.6
Incentive compensation plans	84.7	77.5
Other	12.7	15.6
Total deferred tax assets	470.9	373.1
Valuation allowance	(17.9)	(4.2)
Total deferred tax assets, net of valuation allowance	453.0	368.9
Deferred tax liabilities:
Deferral of profit on home closings	209.4	166.7
Depreciation of fixed assets	30.5	14.4
Deferral of income	18.5	2.0
Undistributed earnings of subsidiary	27.3	10.2
Other	26.2	20.3
Total deferred tax liabilities	311.9	213.6
Deferred income taxes, net	$141.1	$155.3

The Company has $30.9 million of tax benefits for a federal net operating loss (NOL) carryforward acquired in the Vidler acquisition. The utilization of the federal NOL is subject to IRC Section 382 limitations; however, it is expected that all of the federal NOL will be utilized within the carryforward period. D.R. Horton has $12.0 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of the total amount, $4.3 million of the tax benefits expire over the next ten years and the remaining $7.7 million expire from fiscal years 2033 to 2042. Forestar has $1.2 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Allowance

The Company has a valuation allowance of $17.9 million and $4.2 million at September 30, 2022 and 2021, respectively, related to deferred tax assets for state NOL, state capital loss and tax credit carryforwards that are expected to expire before being realized. Of the $17.9 million valuation allowance, $15.8 million relates to state NOL, state capital loss and tax credit carryforwards acquired in the Vidler acquisition. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2022 and 2021 is as follows:

	Year Ended September 30,
	2022	2021
	(In millions)
Unrecognized tax benefits, beginning of year	$2.9	$8.9
Additions attributable to tax positions taken in the current year	—	1.5
Additions attributable to tax positions taken in prior years	—	—
Settlements	—	(7.5)
Unrecognized tax benefits, end of year	$2.9	$2.9

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.9 million. The Company had no accrued interest or penalties related to unrecognized tax benefits at September 30, 2022. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2018 through 2022. An audit by the Internal Revenue Service of a federal refund claim related to the retroactive extension of energy efficient homes tax credits for fiscal 2018 and additional energy efficient tax credits for fiscal 2017 was completed during the current fiscal year with no material adjustments. D.R. Horton is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s federal income tax remains open for examination for tax years 2019 through 2022. The statute of limitations for Forestar’s major state tax jurisdictions generally remain open for examination for tax years 2017 through 2022. Forestar is not currently under audit for federal or state income taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2022	2021	2020
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$5,857.5	$4,175.8	$2,373.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	351.7	361.1	365.5
Effect of dilutive securities:
Employee stock awards	3.1	4.7	4.7
Denominator for diluted earnings per share — adjusted weighted average common shares	354.8	365.8	370.2
Basic net income per common share attributable to D.R. Horton, Inc.	$16.65	$11.56	$6.49
Diluted net income per common share attributable to D.R. Horton, Inc.	$16.51	$11.41	$6.41

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2022, the Company had 399,172,937 shares of common stock issued and 343,953,023 shares outstanding. No shares of preferred stock were issued or outstanding.

In April 2022, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. During fiscal 2022, the Company repurchased 14.0 million shares of its common stock for $1.1 billion. At September 30, 2022, there was $438.3 million remaining on the repurchase authorization.

The Board of Directors approved and paid quarterly cash dividends of $0.225 per common share in fiscal 2022 and $0.20 per common share in fiscal 2021. In October 2022, the Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on December 12, 2022, to stockholders of record on December 2, 2022.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. During fiscal 2022, Forestar issued 84,547 shares of common stock under its at-the-market equity offering program for proceeds of $1.7 million, net of commissions and other issuance costs totaling $0.1 million. At September 30, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program.

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

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded $35.4 million, $30.3 million and $23.4 million of expense for matching contributions in fiscal 2022, 2021 and 2020, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $52.1 million and $50.4 million at September 30, 2022 and 2021, respectively. The Company recorded $7.7 million, $7.0 million and $6.5 million of expense for this plan in fiscal 2022, 2021 and 2020, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $119.5 million and $124.5 million at September 30, 2022 and 2021, respectively. The Company records as expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded a credit to expense of $24.0 million in fiscal 2022 and recorded charges to expense of $21.7 million and $5.3 million in fiscal 2021 and 2020, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 164,193 shares for $10.7 million in fiscal 2022, 112,995 shares for $7.5 million in fiscal 2021 and 131,348 shares for $5.6 million in fiscal 2020. At September 30, 2022, the Company had 2.6 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2022, 2021 and 2020, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $40.5 million, $61.6 million and $34.3 million in fiscal 2022, 2021 and 2020, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit (RSU) awards may be based on service over a requisite time period (time-based) or on performance (performance-based). RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested. At September 30, 2022, the Company had 8.5 million shares of common stock reserved for issuance and 4.2 million shares available for future grants under the Stock Incentive Plan.

Time-Based Restricted Stock Unit Equity Awards

During fiscal 2022, 2021 and 2020, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 1,200, 1,030 and 960 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to time-based RSU activity during fiscal 2022, 2021 and 2020. The number of RSUs vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2022		2021		2020
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,817,265	$46.16	4,725,701	$34.79	4,889,534	$33.01
Granted	1,153,124	74.96	856,615	83.13	1,657,935	35.98
Vested	(1,402,642)	41.44	(1,644,263)	33.26	(1,651,840)	30.85
Cancelled	(101,653)	51.22	(120,788)	39.16	(169,928)	33.24
Outstanding at end of year	3,466,094	$57.50	3,817,265	$46.16	4,725,701	$34.79

The total fair value of shares vested on the vesting date during fiscal 2022, 2021 and 2020 was $120.1 million, $131.3 million and $95.6 million, respectively. For fiscal 2022, 2021 and 2020, compensation expense related to time-based RSUs was $63.6 million, $56.5 million and $50.6 million, respectively. At September 30, 2022, there was $147.6 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Restricted Stock Unit Equity Awards

During fiscal 2022, 2021 and 2020, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Compensation expense related to these grants is based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2022.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2022	2021	2020
				(In millions)
November 2019	September 2022	360,000	$52.54	$8.6	$10.1	$9.3
November 2020	September 2023	360,000	70.60	12.5	12.5	—
October 2021 (1)	September 2024	430,000	80.58	14.3	—	—
				$35.4	$22.6	$9.3
_________________________
(1)The performance RSUs granted in October 2021 totaled 390,000; however, in March 2022, the Compensation Committee of the Company’s Board of Directors approved an amendment and restatement of this award to increase the RSUs granted from 390,000 to 430,000. Concurrent with this change, the Compensation Committee amended the executive officer short-term performance bonus plan to reduce the amount of the award that could be earned.

In October 2022, the Compensation Committee approved the issuance of the performance-based RSUs that vested in September 2022 in the form of 585,000 shares of common stock to satisfy the awards.

Stock Options
Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2022 are all exercisable and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2022, 2021 or 2020. The following table provides information related to stock option activity during those years.

	Year Ended September 30,
	2022		2021		2020
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,115,776	$23.84	2,224,415	$19.94	3,184,157	$19.53
Exercised	(292,290)	23.83	(1,108,639)	16.02	(959,742)	18.58
Cancelled or expired	—	—	—	—	—	—
Outstanding at end of year	823,486	$23.84	1,115,776	$23.84	2,224,415	$19.94
Exercisable at end of year	823,486	$23.84	1,115,776	$23.84	2,224,415	$19.94

The aggregate intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $23.0 million, $82.5 million and $41.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2022 was $35.8 million. Exercise prices for options outstanding at September 30, 2022 ranged from $23.57 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2022 is 1.1 years.

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

Changes in the Company’s warranty liability during fiscal 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Warranty liability, beginning of year	$376.3	$310.2
Warranties issued	185.8	154.5
Changes in liability for pre-existing warranties	15.1	3.8
Settlements made	(122.9)	(92.2)
Warranty liability, end of year	$454.3	$376.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $729.1 million and $577.5 million at September 30, 2022 and 2021, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both September 30, 2022 and 2021. Expenses related to the Company’s legal contingencies were $138.0 million, $72.4 million and $64.4 million in fiscal 2022, 2021 and 2020, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2022, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

Changes in the Company’s legal claims reserves during fiscal 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Reserves for legal claims, beginning of year	$577.5	$473.8
Increase in reserves	186.1	131.8
Payments	(34.5)	(28.1)
Reserves for legal claims, end of year	$729.1	$577.5

In the majority of states in which it operates, the Company generally has, and requires the majority of the subcontractors it uses to have, general liability insurance which includes construction defect coverage. The Company’s general liability insurance policies protect it against a portion of its risk of loss from construction defect and other claims and lawsuits. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $137.9 million and $109.5 million at September 30, 2022 and 2021, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its wholly-owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary and the policies issued on or after June 1, 2020 by third-party carriers essentially represent self-insurance of these risks by the Company.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2021, 2022 and 2023 policy years is $0.5 million per occurrence.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2022, the Company had total deposits of $1.6 billion, consisting of cash deposits of $1.5 billion and promissory notes and surety bonds of $90.5 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $19.7 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $131.7 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.4 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2022, representing $88.9 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $88.9 million remaining purchase price subject to specific performance provisions, $66.2 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2022 and 2021, Forestar reimbursed the homebuilding segment $8.7 million and $30.8 million, respectively, for previously paid earnest money and $58.9 million and $61.3 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2022, the Company had outstanding surety bonds of $2.8 billion and letters of credit of $273.3 million to secure performance under various contracts. Of the total letters of credit, $220.0 million were issued under the homebuilding revolving credit facility and $53.3 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2022, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2023	$23.2
Fiscal 2024	14.9
Fiscal 2025	7.3
Fiscal 2026	3.4
Fiscal 2027	1.5
Thereafter	—
$50.3
Rent expense was $38.1 million, $31.7 million and $31.5 million for fiscal 2022, 2021 and 2020, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Earnest money and refundable deposits	$1,685.7	$1,079.8
Mortgage hedging instruments and commitments	330.2	8.7
Water rights and other water-related assets related to Vidler acquisition	286.6	—
Other receivables	210.9	153.6
Insurance receivables	137.9	109.5
Prepaid assets	77.4	51.6
Contract assets - insurance agency commissions	74.3	58.6
Interest rate lock commitments	47.7	17.9
Lease right of use assets	46.6	35.6
Mortgage servicing rights	10.6	4.1
Other	52.4	41.2
	$2,960.3	$1,560.6

The Company’s accrued expenses and other liabilities at September 30, 2022 and 2021 were as follows:

	September 30,
	2022	2021
	(In millions)
Reserves for legal claims	$729.1	$577.5
Employee compensation and related liabilities	524.3	492.1
Warranty liability	454.3	376.3
Inventory related accruals	403.6	261.2
Broker deposits related to hedging instruments	240.9	—
Customer deposits	224.2	193.4
Interest rate lock commitments	183.5	0.7
Federal and state income tax liabilities	110.9	88.2
Accrued property taxes	60.1	51.0
Lease liabilities	47.9	37.0
Accrued interest	33.8	31.5
Mortgage hedging instruments and commitments	12.4	1.0
Other	113.3	100.4
	$3,138.3	$2,210.3

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
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:
◦Inventory held and used - In assessing impairment indicators of its inventory held and used, the Company performs an analysis of the undiscounted cash flows estimated to be generated by those assets. The most significant factors used to estimate undiscounted future cash flows include pricing and incentive levels actually realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Inventory held and used measured at fair value represents those communities for which the estimated undiscounted cash flows are less than their carrying amounts and therefore, the Company recorded impairments during the period to record the inventory at fair value calculated based on its discounted estimated future cash flows.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and 2021, and the changes in the fair value of the Level 3 assets during fiscal 2022 and 2021.

		Fair Value at September 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,356.1	$14.1	$2,370.2
Mortgage servicing rights (2)	Other assets	—	—	10.6	10.6
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	(135.8)	—	(135.8)
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	317.8	—	317.8

		Fair Value at September 30, 2021
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,009.4	$11.7	$2,021.1
Mortgage servicing rights (2)	Other assets	—	—	4.1	4.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	17.2	—	17.2
Mortgage hedging instruments and commitments	Other assets	—	8.5	—	8.5

	Level 3 Assets at Fair Value for the Year Ended September 30, 2022
	Balance at September 30, 2021	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2022
	(In millions)
Mortgage loans held for sale (1)	$11.7	$(0.7)	$—	$(3.9)	$—	$7.0	$14.1
Mortgage servicing rights (2)	4.1	(1.2)	35.3	(27.6)	—	—	10.6
	Level 3 Assets at Fair Value for the Year Ended September 30, 2021
	Balance at September 30, 2020	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2021
	(In millions)
Debt securities collateralized by residential real estate	$3.9	$—	$—	$(3.9)	$—	$—	$—
Mortgage loans held for sale (1)	15.1	0.3	—	(3.3)	—	(0.4)	11.7
Mortgage servicing rights (2)	17.1	(0.2)	24.7	(37.5)	—	—	4.1
___________________________________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2022 and 2021 include $14.1 million and $11.7 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $7.0 million were transferred to Level 3 during fiscal 2022 due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit. Mortgage loans totaling $0.4 million were transferred to Level 2 during fiscal 2021 because their fair value was based on actual quoted prices related to the pending sale of those loans in the secondary market.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 12%, 11% and 8%, respectively, at September 30, 2022.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2022 and 2021 recognized in revenues in the consolidated statements of operations was not significant.
(4)The fair value of interest rate lock commitments at September 30, 2022 reflects $47.7 million of servicing release premiums in other assets and a change in fair value of $183.5 million in other liabilities. The fair value of interest rate lock commitments at September 30, 2021 reflects $17.9 million of servicing release premiums in other assets and a change in fair value of $0.7 million in other liabilities.
(5)The fair value of mortgage hedging instruments and commitments at September 30, 2022 reflects a $330.2 million change in fair value in other assets and a $12.4 million change in fair value in other liabilities.

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2022 and 2021.

		Fair Value at September 30,
	Balance Sheet Location	2022		2021
		Level 2	Level 3	Level 2	Level 3
		(In millions)
Mortgage loans held for sale (1) (2)	Mortgage loans held for sale	$—	$15.8	$—	$3.8
Other mortgage loans (1) (3)	Other assets	—	1.5	—	1.3
______________________
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2022 and 2021.

	Carrying Value	Fair Value at September 30, 2022
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$2,540.5	$2,540.5	$—	$—	$2,540.5
Restricted cash (1)	32.4	32.4	—	—	32.4
Notes payable (2) (3)	6,066.9	—	3,121.7	2,587.6	5,709.3

	Carrying Value	Fair Value at September 30, 2021
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,210.4	$3,210.4	$—	$—	$3,210.4
Restricted cash (1)	26.8	26.8	—	—	26.8
Notes payable (2) (3)	5,412.4	—	3,950.9	1,589.3	5,540.2
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2022 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2022, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports,” if applicable, in the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “CEO Pay Ratio” in the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2022.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	5,439,580	(1)	$23.84	(2)	7,990,123	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	5,439,580		$23.84		7,990,123
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
(3)Amount includes 2,550,543 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 164,193 shares of common stock in fiscal 2022.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and incorporated herein by reference.

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
Summary of Executive Compensation Notification - Chairman, CEO and Co-COOs (fiscal 2022) (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 18, 2021).

10.23	* †	Summary of Executive Compensation Notification - Chairman, CEO and Co-COOs (fiscal 2023).
10.24	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2022) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 18, 2021).

10.25	* †	Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2023).
10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2022) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 18, 2021).

10.27	* †	Summary of Director, Committee and Chairperson Compensation (fiscal 2023).
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

10.57	†	Summary Compensation Term Sheet - Paul J. Romanowski (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.58
Fourth Amended and Restated Master Repurchase Agreement, dated February 18, 2022, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.59
Credit Agreement, dated March 4, 2022, among DRH Rental, Inc., the lenders party thereto and Mizuho Bank, Ltd., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.60	†	Executive Compensation Notice and Summary – Chairman, CEO, and Co-COOs (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).
10.61	†
Form of Performance Restricted Stock Unit Agreement – Named Executive Officers (incorporated by reference from Exhibit 10.2 to the Company’s current Report on Form 8-K filed with the SEC on March 29, 2022).

21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Dallas, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number		Exhibit

101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
	*	Filed or furnished herewith.
	**	Submitted electronically herewith.
	†	Management contract or compensatory plan arrangement.

ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 18, 2022	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	President and Chief Executive Officer (Principal Executive Officer)	November 18, 2022
David V. Auld

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2022
Bill W. Wheat

/s/ Aron M. Odom	Vice President and Controller (Principal Accounting Officer)	November 18, 2022
Aron M. Odom

/s/ Donald R. Horton	Chairman of the Board and Director	November 18, 2022
Donald R. Horton

/s/ Barbara K. Allen	Director	November 18, 2022
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 18, 2022
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 18, 2022
Michael R. Buchanan

/s/ Benjamin S. Carson, Sr.	Director	November 18, 2022
Benjamin S. Carson, Sr.

/s/ Maribess L. Miller	Director	November 18, 2022
Maribess L. Miller