Form 10-Q
period 2022-12-31
HORTON D R INC /DE/
filed 2023-01-25
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 23, 2023, there were 343,393,349 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,591.1	$2,540.5
Restricted cash	21.4	32.4
Total cash, cash equivalents and restricted cash	2,612.5	2,572.9
Inventories:
Construction in progress and finished homes	9,508.0	9,798.2
Residential land and lots — developed and under development	9,898.9	9,173.1
Land held for development	108.6	110.8
Land held for sale	29.5	29.4
Rental properties	2,900.3	2,544.2
Total inventory	22,445.3	21,655.7
Mortgage loans held for sale	1,782.7	2,386.0
Deferred income taxes, net of valuation allowance of $17.9 million at December 31, 2022 and September 30, 2022	137.9	141.1
Property and equipment, net	501.7	471.6
Other assets	2,620.9	2,960.3
Goodwill	163.5	163.5
Total assets	$30,264.5	$30,351.1
LIABILITIES
Accounts payable	$1,205.0	$1,360.3
Accrued expenses and other liabilities	2,816.8	3,138.3
Notes payable	5,690.3	6,066.9
Total liabilities	9,712.1	10,565.5
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 399,882,765 shares issued and 343,278,561 shares outstanding at December 31, 2022 and 399,172,937 shares issued and 343,953,023 shares outstanding at September 30, 2022	4.0	4.0
Additional paid-in capital	3,352.0	3,349.5
Retained earnings	20,057.9	19,185.3
Treasury stock, 56,604,204 shares and 55,219,914 shares at December 31, 2022 and September 30, 2022, respectively, at cost	(3,260.6)	(3,142.5)
Stockholders’ equity	20,153.3	19,396.3
Noncontrolling interests	399.1	389.3
Total equity	20,552.4	19,785.6
Total liabilities and equity	$30,264.5	$30,351.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2022	2021
	(In millions, except per share data) (Unaudited)
Revenues	$7,257.8	$7,053.4
Cost of sales	5,291.3	4,905.7
Selling, general and administrative expense	737.0	665.9
Other (income) expense	(37.7)	(15.5)
Income before income taxes	1,267.2	1,497.3
Income tax expense	298.9	351.5
Net income	968.3	1,145.8
Net income attributable to noncontrolling interests	9.6	4.2
Net income attributable to D.R. Horton, Inc.	$958.7	$1,141.6

Basic net income per common share attributable to D.R. Horton, Inc.	$2.79	$3.21
Weighted average number of common shares	344.2	356.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$2.76	$3.17
Adjusted weighted average number of common shares	346.9	360.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	958.7	—	9.6	968.3
Exercise of stock options (108,457 shares)	—	2.6	—	—	—	2.6
Stock issued under employee benefit plans (601,371 shares)	—	2.9	—	—	—	2.9
Cash paid for shares withheld for taxes	—	(25.7)	—	—	—	(25.7)
Stock-based compensation expense	—	22.9	—	—	—	22.9
Cash dividends declared ($0.25 per share)	—	—	(86.1)	—	—	(86.1)
Repurchases of common stock (1,384,290 shares)	—	—	—	(118.1)	—	(118.1)
Change of ownership interest in Forestar	—	(0.2)	—	—	0.2	—
Balances at December 31, 2022 (343,278,561 shares)	$4.0	$3,352.0	$20,057.9	$(3,260.6)	$399.1	$20,552.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	1,141.6	—	4.2	1,145.8
Exercise of stock options (244,182 shares)	—	5.8	—	—	—	5.8
Stock issued under employee benefit plans (727,813 shares)	—	11.4	—	—	—	11.4
Cash paid for shares withheld for taxes	—	(33.0)	—	—	—	(33.0)
Stock-based compensation expense	—	23.7	—	—	—	23.7
Cash dividends declared ($0.225 per share)	—	—	(80.1)	—	—	(80.1)
Repurchases of common stock (2,710,237 shares)	—	—	—	(278.2)	—	(278.2)
Change of ownership interest in Forestar	—	—	—	—	1.8	1.8
Balances at December 31, 2021 (354,277,601 shares)	$4.0	$3,282.7	$14,705.8	$(2,314.8)	$335.7	$16,013.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2022	2021
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$968.3	$1,145.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19.8	19.4
Stock-based compensation expense	22.9	23.7
Deferred income taxes	3.2	17.7
Inventory and land option charges	27.5	4.8
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	320.7	(1,003.7)
Increase in residential land and lots – developed, under development, held for development and held for sale	(637.5)	(340.7)
Increase in rental properties	(357.0)	(319.5)
Decrease (increase) in other assets	330.2	(221.8)
Decrease in mortgage loans held for sale	603.3	194.0
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(472.3)	306.2
Net cash provided by (used in) operating activities	829.1	(174.1)
INVESTING ACTIVITIES
Expenditures for property and equipment	(47.5)	(30.9)
Payments related to business acquisitions, net of cash acquired	(97.1)	—
Other investing activities	1.7	4.4
Net cash used in investing activities	(142.9)	(26.5)
FINANCING ACTIVITIES
Proceeds from notes payable	300.0	—
Repayment of notes payable	(300.0)	(0.6)
Payments on mortgage repurchase facility, net	(404.4)	(234.6)
Proceeds from stock associated with certain employee benefit plans	5.5	17.2
Cash paid for shares withheld for taxes	(25.7)	(33.0)
Cash dividends paid	(86.1)	(80.1)
Repurchases of common stock	(118.1)	(303.8)
Net proceeds from issuance of Forestar common stock	—	0.1
Net other financing activities	(17.8)	62.8
Net cash used in financing activities	(646.6)	(572.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	39.6	(772.6)
Cash, cash equivalents and restricted cash at beginning of period	2,572.9	3,237.2
Cash, cash equivalents and restricted cash at end of period	$2,612.5	$2,464.6

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$31.2	$64.3
Stock issued under employee incentive plans	$46.9	$66.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2022

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of December 31, 2022, the Company owned a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2022, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023 or subsequent periods.

Business Acquisition

In December 2022, the Company acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory, 3,000 lots and a sales order backlog of approximately 100 homes. The Company expects to complete the purchase price allocation in the second quarter of fiscal 2023 and does not expect to record any goodwill associated with this acquisition.

Pending Accounting Standards

In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, which requires application of ASC 606, “Revenue from Contracts with Customers,” to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for the Company beginning October 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance, and it is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 109 markets across 33 states. The Company’s operating segments are its 80 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

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

Forestar

The Forestar segment is a residential lot development company with operations in 52 markets across 20 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2022
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,039.4	$216.4	$198.4	$111.4	$25.5	$2,591.1
Restricted cash	7.4	—	12.2	1.8	—	21.4
Inventories:
Construction in progress and finished homes	9,657.4	—	—	—	(149.4)	9,508.0
Residential land and lots — developed and under development	7,997.8	1,980.2	—	—	(79.1)	9,898.9
Land held for development	21.1	87.5	—	—	—	108.6
Land held for sale	29.5	—	—	—	—	29.5
Rental properties	—	—	—	2,925.5	(25.2)	2,900.3
	17,705.8	2,067.7	—	2,925.5	(253.7)	22,445.3
Mortgage loans held for sale	—	—	1,782.7	—	—	1,782.7
Deferred income taxes, net	140.4	—	—	(7.1)	4.6	137.9
Property and equipment, net	372.6	5.6	4.2	2.2	117.1	501.7
Other assets	2,549.4	51.4	143.1	25.6	(148.6)	2,620.9
Goodwill	134.3	—	—	—	29.2	163.5
	$22,949.3	$2,341.1	$2,140.6	$3,059.4	$(225.9)	$30,264.5
Liabilities
Accounts payable	$994.3	$73.0	$—	$559.8	$(422.1)	$1,205.0
Accrued expenses and other liabilities	2,494.8	341.1	123.7	24.5	(167.3)	2,816.8
Notes payable	2,970.0	706.4	1,213.9	800.0	—	5,690.3
	$6,459.1	$1,120.5	$1,337.6	$1,384.3	$(589.4)	$9,712.1
______________
(1)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022

	September 30, 2022
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,040.7	$264.8	$103.3	$109.9	$21.8	$2,540.5
Restricted cash	11.3	—	19.7	1.4	—	32.4
Inventories:
Construction in progress and finished homes	9,951.5	—	—	—	(153.3)	9,798.2
Residential land and lots — developed and under development	7,322.5	1,932.6	—	—	(82.0)	9,173.1
Land held for development	21.0	89.8	—	—	—	110.8
Land held for sale	29.4	—	—	—	—	29.4
Rental properties	—	—	—	2,572.1	(27.9)	2,544.2
	17,324.4	2,022.4	—	2,572.1	(263.2)	21,655.7
Mortgage loans held for sale	—	—	2,386.0	—	—	2,386.0
Deferred income taxes, net	146.3	—	—	(7.1)	1.9	141.1
Property and equipment, net	361.8	5.7	4.3	2.0	97.8	471.6
Other assets	2,266.5	50.1	492.5	18.4	132.8	2,960.3
Goodwill	134.3	—	—	—	29.2	163.5
	$22,285.3	$2,343.0	$3,005.8	$2,696.7	$20.3	$30,351.1
Liabilities
Accounts payable	$1,149.1	$72.2	$0.2	$233.6	$(94.8)	$1,360.3
Accrued expenses and other liabilities	2,365.7	365.4	596.2	25.0	(214.0)	3,138.3
Notes payable	2,942.6	706.0	1,618.3	800.0	—	6,066.9
	$6,457.4	$1,143.6	$2,214.7	$1,058.6	$(308.8)	$10,565.5
______________
(1)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022

	Three Months Ended December 31, 2022
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$6,709.2	$—	$—	$—	$—	$6,709.2
Land/lot sales and other	34.8	216.7	—	—	(167.4)	84.1
Rental property sales	—	—	—	327.5	—	327.5
Financial services	—	—	137.0	—	—	137.0
	6,744.0	216.7	137.0	327.5	(167.4)	7,257.8
Cost of sales
Home sales (2)	5,106.7	—	—	—	(49.0)	5,057.7
Land/lot sales and other	4.9	166.8	—	—	(147.7)	24.0
Rental property sales	—	—	—	183.8	(1.7)	182.1
Inventory and land option charges	24.2	2.4	—	0.9	—	27.5
	5,135.8	169.2	—	184.7	(198.4)	5,291.3
Selling, general and administrative expense	527.1	22.9	134.1	47.5	5.4	737.0
Other (income) expense	(13.3)	(3.3)	(15.3)	(15.0)	9.2	(37.7)
Income before income taxes	$1,094.4	$27.9	$18.2	$110.3	$16.4	$1,267.2
Summary Cash Flow Information
Depreciation and amortization	$15.2	$0.7	$0.5	$0.5	$2.9	$19.8
Cash provided by (used in) operating activities	$313.9	$(49.8)	$493.1	$49.4	$22.5	$829.1
______________
(1)Amounts include the results of the Company’s other businesses and the elimination of intercompany transactions.
(2)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022

	Three Months Ended December 31, 2021
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$6,656.4	$—	$—	$—	$—	$6,656.4
Land/lot sales and other	23.0	407.6	—	—	(374.4)	56.2
Rental property sales	—	—	—	156.5	—	156.5
Financial services	—	—	184.3	—	—	184.3
	6,679.4	407.6	184.3	156.5	(374.4)	7,053.4
Cost of sales
Home sales (2)	4,833.9	—	—	—	(37.7)	4,796.2
Land/lot sales and other	17.1	333.6	—	—	(317.7)	33.0
Rental property sales	—	—	—	72.5	(0.8)	71.7
Inventory and land option charges	3.9	0.6	—	0.3	—	4.8
	4,854.9	334.2	—	72.8	(356.2)	4,905.7
Selling, general and administrative expense	497.7	21.5	125.3	18.5	2.9	665.9
Other (income) expense	(6.2)	(1.6)	(8.1)	(4.9)	5.3	(15.5)
Income before income taxes	$1,333.0	$53.5	$67.1	$70.1	$(26.4)	$1,497.3
Summary Cash Flow Information
Depreciation and amortization	$15.4	$0.5	$0.4	$0.1	$3.0	$19.4
Cash (used in) provided by operating activities	$(114.7)	$5.8	$247.5	$(255.9)	$(56.8)	$(174.1)
______________
(1)Amounts include the results of the Company’s other businesses and the elimination of intercompany transactions.
(2)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022

Homebuilding Inventories by Reporting Segment (1)	December 31, 2022	September 30, 2022
	(In millions)
Northwest	$1,873.2	$1,802.2
Southwest	2,941.9	2,801.7
South Central	3,921.2	3,931.7
Southeast	4,056.6	4,091.1
East	2,632.0	2,542.7
North	2,050.3	1,935.7
Corporate and unallocated (2)	230.6	219.3
	$17,705.8	$17,324.4
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2022	2021
	(In millions)
Revenues
Northwest	$520.4	$569.0
Southwest	803.0	911.6
South Central	1,642.1	1,694.3
Southeast	1,996.3	1,810.9
East	1,143.9	1,074.9
North	638.3	618.7
	$6,744.0	$6,679.4
Income before Income Taxes
Northwest	$58.7	$111.8
Southwest	84.0	159.3
South Central	281.6	354.3
Southeast	411.3	415.4
East	189.4	202.3
North	69.4	89.9
	$1,094.4	$1,333.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of December 31, 2022, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $66.7 million were impaired. As a result, impairment charges of $4.8 million were recorded during the three months ended December 31, 2022 to reduce the carrying value of the related inventory to fair value. There were no impairment charges recorded in the prior year period.

During the three months ended December 31, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $22.7 million compared to $4.8 million in the same period of fiscal 2022. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2022	September 30, 2022
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
4.75% senior notes due 2023 (1)	299.9	299.9
5.75% senior notes due 2023 (1)	399.7	399.6
2.5% senior notes due 2024 (1)	498.4	498.2
2.6% senior notes due 2025 (1)	497.4	497.1
1.3% senior notes due 2026 (1)	595.8	595.5
1.4% senior notes due 2027 (1)	495.9	495.7
Other secured notes	182.9	156.6
	2,970.0	2,942.6
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	396.7	396.5
5.0% senior notes due 2028 (2)	297.2	297.0
Other secured notes	12.5	12.5
	706.4	706.0
Financial Services
Mortgage repurchase facility	1,213.9	1,618.3

Rental
Unsecured:
Revolving credit facility	800.0	800.0
Total (3)	$5,690.3	$6,066.9
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $11.2 million and $12.2 million at December 31, 2022 and September 30, 2022, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.1 million and $6.5 million at December 31, 2022 and September 30, 2022, respectively.
(3)The fair value of notes payable at December 31, 2022 totaled $5.4 billion, of which $3.2 billion were measured using Level 2 inputs and $2.2 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2022 totaled $5.7 billion, of which $3.1 billion were measured using Level 2 inputs and $2.6 billion were measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, the Company’s senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to October 28, 2027. At December 31, 2022, there were no borrowings outstanding and $214.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.98 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2022, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2022.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, Forestar’s senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026. At December 31, 2022, there were no borrowings outstanding and $43.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $366.2 million.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, financial services or rental operations. At December 31, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2022.

Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at December 31, 2022 was $1.8 billion, and its maturity date is February 17, 2023. DHI Mortgage expects to renew and extend the maturity date of the facility.

As of December 31, 2022, $1.8 billion of mortgage loans held for sale with a collateral value of $1.7 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $526.3 million, DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at December 31, 2022 at a 6.0% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

Rental

In March 2022, the Company’s rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. DRH Rental utilized the accordion feature to obtain additional commitments, which increased the size of the facility to $1.025 billion at December 31, 2022. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $300 million each during the three months ended December 31, 2022. At December 31, 2022, there were $800 million of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $225 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
DRH Rental’s revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2023 and fiscal 2022, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Capitalized interest, beginning of period	$237.4	$217.7
Interest incurred (1)	46.2	36.9
Interest charged to cost of sales	(28.5)	(33.3)
Capitalized interest, end of period	$255.1	$221.3
__________________
(1)    Interest incurred in the three months ended December 31, 2022 and 2021 includes interest on the Company's mortgage repurchase facility of $8.1 million and $4.0 million, respectively, and Forestar interest of $8.2 million and $8.1 million respectively. Interest incurred in the three months ended December 31, 2022 also includes interest on DRH Rental’s revolving credit facility of $9.0 million.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At December 31, 2022, mortgage loans held for sale of $1.78 billion had an aggregate outstanding principal balance of $1.83 billion. At September 30, 2022, mortgage loans held for sale of $2.39 billion had an aggregate outstanding principal balance of $2.51 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the three months ended December 31, 2022 and 2021, mortgage loans originated totaled $4.6 billion and $3.9 billion, respectively, and mortgage loans sold totaled $5.2 billion and $4.1 billion, respectively. The Company had gains on sales of loans and servicing rights of $79.2 million during the three months ended December 31, 2022 compared to $134.1 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the three months ended December 31, 2022, approximately 58% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 39% were sold to one other major financial entity.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At December 31, 2022 and September 30, 2022, the Company had mortgage-backed securities (MBS) totaling $970.8 million and $532.4 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $1.2 million and $4.8 million, respectively, for the fair value of such MBS position.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2022 and September 30, 2022, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 2 inputs, totaled $2.6 billion and $4.0 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2022 and 2021 was $298.9 million and $351.5 million, respectively. The effective tax rate was 23.6% for the three months ended December 31, 2022 compared to 23.5% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

The Company’s deferred tax assets, net of deferred tax liabilities, were $155.8 million at December 31, 2022 compared to $159.0 million at September 30, 2022. The Company has a valuation allowance of $17.9 million at December 31, 2022 and September 30, 2022 related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2022	2021
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$958.7	$1,141.6
Denominator:
Denominator for basic earnings per share — weighted average common shares	344.2	356.1
Effect of dilutive securities:
Employee stock awards	2.7	4.0
Denominator for diluted earnings per share — adjusted weighted average common shares	346.9	360.1
Basic net income per common share attributable to D.R. Horton, Inc.	$2.79	$3.21
Diluted net income per common share attributable to D.R. Horton, Inc.	$2.76	$3.17

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2022, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. During the three months ended December 31, 2022, the Company repurchased 1.4 million shares of its common stock for $118.1 million, and there was $320.2 million remaining on the repurchase authorization at December 31, 2022.

During the three months ended December 31, 2022, the Board of Directors approved a quarterly cash dividend of $0.25 per common share, which was paid on December 12, 2022 to stockholders of record on December 2, 2022. In January 2023, the Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on February 14, 2023 to stockholders of record on February 7, 2023. Cash dividends of $0.225 per common share were approved and paid in each quarter of fiscal 2022.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. During the three months ended December 31, 2022, there were no shares issued under Forestar’s ATM program. At December 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE J – EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit (RSU) awards may be based on performance (performance-based) or on service over a requisite time period (time-based). RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested.

In October 2022, the Company granted 600,000 performance-based RSUs to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2025. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $79.97 per unit. Compensation expense related to this grant was $4.5 million in the three months ended December 31, 2022 based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $21.1 million during the three months ended December 31, 2022 compared to $21.9 million during the three months ended December 31, 2021.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
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

Changes in the Company’s warranty liability during the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Warranty liability, beginning of period	$454.3	$376.3
Warranties issued	39.9	38.8
Changes in liability for pre-existing warranties	1.1	4.4
Settlements made	(31.3)	(29.5)
Warranty liability, end of period	$464.0	$390.0

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $748.5 million and $729.1 million at December 31, 2022 and September 30, 2022, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both December 31, 2022 and September 30, 2022. Expenses related to the Company’s legal contingencies were $18.8 million and $12.9 million in the three months ended December 31, 2022 and 2021, respectively.

Changes in the Company’s legal claims reserves during the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Reserves for legal claims, beginning of period	$729.1	$577.5
Increase in reserves	26.9	14.5
Payments	(7.5)	(6.8)
Reserves for legal claims, end of period	$748.5	$585.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $143.6 million, $137.9 million and $107.0 million at December 31, 2022, September 30, 2022 and December 31, 2021, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At December 31, 2022, the Company had total deposits of $1.6 billion, consisting of cash deposits of $1.5 billion and promissory notes and surety bonds of $85.6 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $19.0 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $140.4 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.4 billion. A limited number of the homebuilding land and lot purchase contracts at December 31, 2022, representing $98.6 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $98.6 million remaining purchase price subject to specific performance provisions, $66.5 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2022 and 2021, Forestar reimbursed the homebuilding segment $0.1 million and $2.7 million, respectively, for previously paid earnest money and $4.7 million and $21.6 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2022, the Company had outstanding surety bonds of $2.9 billion and letters of credit of $258.1 million to secure performance under various contracts. Of the total letters of credit, $214.3 million were issued under the homebuilding revolving credit facility and $43.8 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2022
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022	September 30, 2022
	(In millions)
Earnest money and refundable deposits	$1,665.7	$1,685.7
Mortgage hedging instruments and commitments	20.8	330.2
Water rights and other water-related assets related to Vidler acquisition	299.2	286.6
Other receivables	174.4	210.9
Insurance receivables	143.6	137.9
Prepaid assets	88.1	77.4
Contract assets - insurance agency commissions	75.8	74.3
Interest rate lock commitments	33.2	47.7
Margin deposits related to hedging instruments	9.4	—
Lease right of use assets	46.6	46.6
Mortgage servicing rights	18.7	10.6
Other	45.4	52.4
	$2,620.9	$2,960.3

The Company’s accrued expenses and other liabilities at December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022	September 30, 2022
	(In millions)
Reserves for legal claims	$748.5	$729.1
Employee compensation and related liabilities	414.4	524.3
Warranty liability	464.0	454.3
Inventory related accruals	357.3	403.6
Broker deposits related to hedging instruments	16.3	240.9
Customer deposits	163.5	224.2
Interest rate lock commitments	9.3	183.5
Federal and state income tax liabilities	406.4	110.9
Accrued property taxes	38.0	60.1
Lease liabilities	47.9	47.9
Accrued interest	31.8	33.8
Mortgage hedging instruments and commitments	6.8	12.4
Other	112.6	113.3
	$2,816.8	$3,138.3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2022. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 109 markets across 33 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $386,900 during the three months ended December 31, 2022. Approximately 90% of our home sales revenue in the three months ended December 31, 2022 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

At December 31, 2022, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to enhance operational and capital efficiency and returns by expanding relationships with land developers and increasing the portion of our land and lot position controlled through land purchase contracts. Forestar has made significant investments in land acquisition and development over the last few years to expand its business across our homebuilding operating footprint.

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

OVERVIEW

During the three months ended December 31, 2022, our number of homes closed decreased 6%, while our home sales revenues increased 1% compared to the prior year period. Our consolidated revenues increased 3% to $7.3 billion in the three months ended December 31, 2022 compared to $7.1 billion in the prior year period. Our pre-tax income was $1.3 billion in the three months ended December 31, 2022 compared to $1.5 billion in the prior year period, and our pre-tax operating margin was 17.5% compared to 21.2%. Net income was $968.3 million in the three months ended December 31, 2022 compared to $1.1 billion in the prior year period, and our diluted earnings per share was $2.76 compared to $3.17.

In the trailing twelve months ended December 31, 2022, our return on equity (ROE) was 31.5% compared to 32.4% in the prior year period, and our homebuilding return on inventory (ROI) was 39.5% compared to 38.5%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

In June 2022, we began to see a moderation in housing demand that persisted through the end of the first fiscal quarter as mortgage interest rates increased substantially and inflationary pressures remained elevated. Disruptions in the supply chain for certain building materials and tightness in the labor market have caused our construction cycle to lengthen during the past two years; however, we expect this to improve for homes started during fiscal 2023 as supply chain and labor issues are resolved. Although higher interest rates and economic uncertainty may persist for some time, the supply of both new and existing homes at affordable price points remains limited across most of our markets, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet these changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 75% of the lots owned and controlled at December 31, 2022 compared to 77% and 76% at September 30, 2022 and December 31, 2021, respectively. We remain focused on our relationships with Forestar and other land developers across the country and expect to continue to maintain a substantial majority of our lot pipeline controlled through purchase contracts.

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2022, as compared to the same period of 2021 unless otherwise indicated, were as follows:

Homebuilding:
•Homebuilding revenues were $6.74 billion compared to $6.68 billion.
•Homes closed decreased 6% to 17,340 homes, while the average closing price of those homes increased 7% to $386,900.
•Net sales orders decreased 38% to 13,382 homes, and the value of net sales orders decreased 40% to $4.9 billion.
•Sales order backlog decreased 46% to 15,759 homes, and the value of sales order backlog decreased 44% to $6.2 billion.
•Home sales gross margin was 23.9% compared to 27.4%.
•Homebuilding SG&A expense was 7.8% of homebuilding revenues compared to 7.5%.
•Homebuilding pre-tax income was $1.1 billion compared to $1.3 billion.
•Homebuilding pre-tax income was 16.2% of homebuilding revenues compared to 20.0%.
•Homebuilding cash and cash equivalents totaled $2.0 billion compared to $2.0 billion and $2.1 billion at September 30, 2022 and December 31, 2021, respectively.
•Homebuilding inventories totaled $17.7 billion compared to $17.3 billion and $15.3 billion at September 30, 2022 and December 31, 2021, respectively.
•Homes in inventory totaled 43,200 compared to 46,400 and 54,800 at September 30, 2022 and December 31, 2021, respectively.
•Owned lots totaled 136,400 compared to 131,100 and 131,900 at September 30, 2022 and December 31, 2021, respectively. Lots controlled through purchase contracts totaled 414,600 compared to 442,100 and 419,500 at September 30, 2022 and December 31, 2021, respectively.
•Homebuilding debt was $3.0 billion compared to $2.9 billion and $3.3 billion at September 30, 2022 and December 31, 2021, respectively.
•Homebuilding debt to total capital was 12.8% compared to 13.2% and 17.3% at September 30, 2022 and December 31, 2021, respectively. Net homebuilding debt to total capital was 4.4% compared to 4.4% and 6.9% at September 30, 2022 and December 31, 2021, respectively.

Forestar:
•Forestar’s revenues decreased 47% to $216.7 million compared to $407.6 million. Revenues in the current and prior year quarters included $189.8 million and $330.1 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 50% to 2,263 compared to 4,516. Lots sold to D.R. Horton totaled 2,094 compared to 4,014.
•Forestar’s pre-tax income was $27.9 million compared to $53.5 million.
•Forestar’s pre-tax income was 12.9% of revenues compared to 13.1%.
•Forestar’s cash and cash equivalents totaled $216.4 million compared to $264.8 million and $162.5 million at September 30, 2022 and December 31, 2021, respectively.

•Forestar’s inventories totaled $2.1 billion compared to $2.0 billion at both September 30, 2022 and December 31, 2021.
•Forestar’s owned and controlled lots totaled 82,300 compared to 90,100 and 103,300 at September 30, 2022 and December 31, 2021, respectively. Of these lots, 35,000 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 36,700 and 38,300 at September 30, 2022 and December 31, 2021, respectively.
•Forestar’s debt was $706.4 million compared to $706.0 million and $704.9 million at September 30, 2022 and December 31, 2021, respectively.
•Forestar’s debt to total capital was 36.7% compared to 37.1% and 40.0% at September 30, 2022 and December 31, 2021, respectively. Forestar’s net debt to total capital was 28.7% compared to 26.9% and 33.9% at September 30, 2022 and December 31, 2021, respectively.

Financial Services:
•Financial services revenues decreased 26% to $137.0 million compared to $184.3 million.
•Financial services pre-tax income decreased 73% to $18.2 million compared to $67.1 million.
•Financial services pre-tax income was 13.3% of financial services revenues compared to 36.4%.

Rental:
•Rental revenues were $327.5 million compared to $156.5 million.
•Rental pre-tax income was $110.3 million compared to $70.1 million.
•Rental inventory totaled $2.9 billion compared to $2.6 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively.
•Multi-family rental units closed totaled 300 compared to 351.
•Single-family rental homes closed totaled 694 compared to 226.

Consolidated Results:
•Consolidated revenues increased 3% to $7.3 billion compared to $7.1 billion.
•Consolidated pre-tax income decreased 15% to $1.3 billion compared to $1.5 billion.
•Consolidated pre-tax income was 17.5% of consolidated revenues compared to 21.2%.
•Income tax expense was $298.9 million compared to $351.5 million, and our effective tax rate was 23.6% compared to 23.5%.
•Net income attributable to D.R. Horton decreased 16% to $958.7 million compared to $1.1 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 13% to $2.76 compared to $3.17.
•Stockholders’ equity was $20.2 billion compared to $19.4 billion and $15.7 billion at September 30, 2022 and December 31, 2021, respectively.
•Book value per common share increased to $58.71 compared to $56.39 and $44.25 at September 30, 2022 and December 31, 2021, respectively.
•Debt to total capital was 22.0% compared to 23.8% and 25.1% at September 30, 2022 and December 31, 2021, respectively. Net debt to total capital was 13.3% compared to 15.4% and 15.2% at September 30, 2022 and December 31, 2021, respectively.

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

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region (Continued)
Colorado	Colorado Springs	Florida	Ocala
	Denver		Orlando
	Fort Collins		Pensacola/Panama City
Oregon	Bend		Port St. Lucie
	Eugene/Springfield		Tallahassee
	Portland/Salem		Tampa/Sarasota
Utah	Salt Lake City		Volusia County
	St. George		West Palm Beach
Washington	Central Washington	Louisiana	Baton Rouge
	Seattle/Tacoma/Everett/Olympia		Lake Charles/Lafayette
	Spokane	Mississippi	Gulf Coast
Vancouver
East Region
	Southwest Region	Georgia	Atlanta
Arizona	Phoenix		Augusta
	Tucson		Central Georgia
California	Bakersfield		Savannah
	Bay Area		Valdosta
	Fresno/Tulare	North Carolina	Asheville
	Los Angeles County		Charlotte
	Modesto/Merced/Stockton		Greensboro/Winston-Salem
	Redding/Chico/Yuba City		New Bern/Greenville
	Riverside County		Raleigh/Durham
	Sacramento		Wilmington
	San Bernardino County	South Carolina	Charleston
Hawaii	Oahu		Columbia
Nevada	Las Vegas		Greenville/Spartanburg
	Reno		Hilton Head
New Mexico	Albuquerque		Myrtle Beach
		Tennessee	Chattanooga
	South Central Region		Knoxville
Arkansas	Northwest Arkansas		Memphis
Oklahoma	Oklahoma City		Nashville
Tulsa
Texas	Abilene		North Region
	Austin	Delaware	Central Delaware
	Beaumont		Northern Delaware
	Bryan/College Station	Illinois	Chicago
	Corpus Christi	Indiana	Fort Wayne
	Dallas		Indianapolis
	Fort Worth		Northwest Indiana
	Houston	Iowa	Des Moines
	Killeen/Temple/Waco		Iowa City/Cedar Rapids
	Lubbock	Kentucky	Louisville
	Midland/Odessa	Maryland	Baltimore
	New Braunfels/San Marcos		Suburban Washington, D.C.
	San Antonio		Western Maryland
		Minnesota	Minneapolis/St. Paul
	Southeast Region	Nebraska	Omaha
Alabama	Birmingham	New Jersey	Northern New Jersey
	Huntsville		Southern New Jersey
	Mobile/Baldwin County	Ohio	Cincinnati
	Montgomery		Columbus
	Tuscaloosa	Pennsylvania	Central Pennsylvania
Florida	Fort Myers/Naples		Philadelphia
	Gainesville	Virginia	Northern Virginia
	Jacksonville		Richmond
	Lakeland		Virginia Beach/Williamsburg
	Melbourne/Vero Beach	West Virginia	Eastern West Virginia
Miami/Fort Lauderdale

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2022 and 2021.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	904	1,228	(26)%	$459.8	$657.1	(30)%	$508,600	$535,100	(5)%
Southwest	1,254	2,301	(46)%	580.5	1,183.8	(51)%	462,900	514,500	(10)%
South Central	3,806	5,862	(35)%	1,174.1	1,946.2	(40)%	308,500	332,000	(7)%
Southeast	3,917	6,394	(39)%	1,392.5	2,284.8	(39)%	355,500	357,300	(1)%
East	2,313	3,980	(42)%	845.6	1,454.9	(42)%	365,600	365,600	—%
North	1,188	1,757	(32)%	470.9	729.6	(35)%	396,400	415,300	(5)%
	13,382	21,522	(38)%	$4,923.4	$8,256.4	(40)%	$367,900	$383,600	(4)%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2022	2021	2022	2021	2022	2021
Northwest	238	148	$133.4	$77.2	21%	11%
Southwest	501	443	249.3	205.3	29%	16%
South Central	1,707	1,339	602.6	433.7	31%	19%
Southeast	1,435	1,083	546.5	361.0	27%	14%
East	648	661	248.8	225.2	22%	14%
North	359	246	151.8	97.7	23%	12%
	4,888	3,920	$1,932.4	$1,400.1	27%	15%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 38% in the three months ended December 31, 2022 compared to the prior year period. The value of net sales orders decreased 40% to $4.9 billion (13,382 homes) compared to $8.3 billion (21,522 homes) in the prior year period. The average selling price of net sales orders during the three months ended December 31, 2022 was $367,900, down 4% from the prior year period.

During most of fiscal 2022, demand for our homes remained strong. In June 2022, we began to see a moderation in housing demand as mortgage interest rates increased substantially and inflationary pressures remained elevated. Although these pressures continued through the first quarter of fiscal 2023 and may persist for some time, we believe we are well-positioned to meet these changing market conditions with our affordable product offerings.

The markets contributing most to the decreases in sales order volume were: the Denver and Portland markets in the Northwest; the Phoenix and California markets in the Southwest; the Dallas, Austin and Houston markets in the South Central; the Florida markets in the Southeast; the Atlanta and Carolina markets in the East; and the Indianapolis market in the North.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 27% in the three months ended December 31, 2022 compared to 15% in the prior year period. The higher current period cancellation rate reflects the moderation in demand we have experienced as mortgage rates increased substantially and inflationary pressures remain elevated, while the prior year cancellation rate was historically low due to strong demand.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	646	1,157	(44)%	$366.8	$605.9	(39)%	$567,800	$523,700	8%
Southwest	1,307	3,795	(66)%	682.8	1,768.2	(61)%	522,400	465,900	12%
South Central	4,764	9,158	(48)%	1,620.2	3,079.2	(47)%	340,100	336,200	1%
Southeast	5,613	8,389	(33)%	2,185.4	3,009.2	(27)%	389,300	358,700	9%
East	2,384	5,069	(53)%	917.0	1,849.6	(50)%	384,600	364,900	5%
North	1,045	1,779	(41)%	447.6	751.0	(40)%	428,300	422,100	1%
	15,759	29,347	(46)%	$6,219.8	$11,063.1	(44)%	$394,700	$377,000	5%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Northwest	982	1,025	(4)%	$520.1	$548.9	(5)%	$529,600	$535,500	(1)%
Southwest	1,707	1,944	(12)%	802.7	911.5	(12)%	470,200	468,900	—%
South Central	4,837	5,437	(11)%	1,636.2	1,692.3	(3)%	338,300	311,300	9%
Southeast	5,287	5,324	(1)%	1,994.4	1,810.3	10%	377,200	340,000	11%
East	3,015	3,128	(4)%	1,143.4	1,074.7	6%	379,200	343,600	10%
North	1,512	1,538	(2)%	612.4	618.7	(1)%	405,000	402,300	1%
	17,340	18,396	(6)%	$6,709.2	$6,656.4	1%	$386,900	$361,800	7%

Home Sales Revenue

Revenues from home sales were $6.71 billion (17,340 homes closed) for the three months ended December 31, 2022 and $6.66 billion (18,396 homes closed) in the prior year period. The number of homes closed decreased 6% in the three months ended December 31, 2022 compared to the prior year period. The markets contributing most to the decreases in closings volume were: the Denver market in the Northwest; the California markets in the Southwest; the Houston and Fort Worth markets in the South Central; the Alabama and Louisiana markets in the Southeast; the Atlanta market in the East; and the Delaware and Ohio markets in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2022	2021
Gross profit – home sales	23.9%	27.4%
Gross profit – land/lot sales and other	85.9%	25.7%
Inventory and land option charges	(0.4)%	(0.1)%
Gross profit – total homebuilding	23.8%	27.3%
Selling, general and administrative expense	7.8%	7.5%
Other (income) expense	(0.2)%	(0.1)%
Homebuilding pre-tax income	16.2%	20.0%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.6 billion in the three months ended December 31, 2022 from $1.8 billion in the prior year period and decreased 350 basis points to 23.9% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 360 basis points due to the average cost of our homes closed increasing by more than the average selling price of those homes, partially offset by 10 basis points due to a decrease in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to current market conditions, we have recently increased our use of incentives across all of our markets. We have also reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers in the current higher mortgage rate environment. We expect to continue offering a higher level of incentives throughout fiscal 2023 and also expect our average sales price to decrease, which will cause our gross profit margins to decline from current levels.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $34.8 million and $23.0 million in the three months ended December 31, 2022 and 2021, respectively.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2022, our homebuilding operations had $29.5 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $4.8 million of impairments recorded in our homebuilding segment during the three months ended December 31, 2022. There were no impairment charges recorded in the prior year quarter.

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

During the three months ended December 31, 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that we have terminated or expect to terminate were $19.4 million compared to $3.9 million in the same period of fiscal 2022.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 6% to $527.1 million in the three months ended December 31, 2022 from $497.7 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 7.8% in the three months ended December 31, 2022 compared to 7.5% in the prior year period.

Employee compensation and related costs were $425.3 million in the three months ended December 31, 2022 compared to $409.6 million in the same period of fiscal 2022. Employee compensation and related costs represented 81% of SG&A costs in the three months ended December 31, 2022 compared to 82% in the prior year period. These costs increased 4% in the three months ended December 31, 2022 from the prior year period. Our homebuilding operations employed 9,473 and 8,699 people at December 31, 2022 and 2021, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $20.9 million in the three months ended December 31, 2022 compared to $24.8 million in the prior year period. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in the three months ended December 31, 2022 compared to 0.5% in the prior year period.

Other Income

Other income, net of other expenses, included in our homebuilding operations increased to $13.3 million in the three months ended December 31, 2022 from $6.2 million in the prior year period, primarily due to an increase in interest income. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In December 2022, we acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory, 3,000 lots and a sales order backlog of approximately 100 homes.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2022			2021
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$520.4	$58.7	11.3%	$569.0	$111.8	19.6%
Southwest	803.0	84.0	10.5%	911.6	159.3	17.5%
South Central	1,642.1	281.6	17.1%	1,694.3	354.3	20.9%
Southeast	1,996.3	411.3	20.6%	1,810.9	415.4	22.9%
East	1,143.9	189.4	16.6%	1,074.9	202.3	18.8%
North	638.3	69.4	10.9%	618.7	89.9	14.5%
	$6,744.0	$1,094.4	16.2%	$6,679.4	$1,333.0	20.0%
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

Northwest Region — Homebuilding revenues decreased 9% in the three months ended December 31, 2022 compared to the prior year period, due to decreases in the number of homes closed and the average selling price of those homes. The region generated pre-tax income of $58.7 million in the three months ended December 31, 2022 compared to $111.8 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 820 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to an increase in the average cost of homes closed as well as a slight decrease in the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 90 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 12% in the three months ended December 31, 2022 compared to the prior year period, due to decreases in the number of homes closed, particularly in our California markets. The region generated pre-tax income of $84.0 million in the three months ended December 31, 2022 compared to $159.3 million in the prior year period. Home sales gross profit percentage decreased by 550 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 120 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 3% in the three months ended December 31, 2022 compared to the prior year period, due to decreases in the number of homes closed, particularly in our Houston and Fort Worth markets. The region generated pre-tax income of $281.6 million in the three months ended December 31, 2022 compared to $354.3 million in the prior year period. Home sales gross profit percentage decreased by 310 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to increases in SG&A expenses.

Southeast Region — Homebuilding revenues increased 10% in the three months ended December 31, 2022 compared to the prior year period, due to the increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $411.3 million in the three months ended December 31, 2022 compared to $415.4 million in the prior year period. Home sales gross profit percentage decreased by 240 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 6% in the three months ended December 31, 2022 compared to the prior year period, due to increases in the average selling price of homes closed in most markets. The region generated pre-tax income of $189.4 million in the three months ended December 31, 2022 compared to $202.3 million in the prior year period. Home sales gross profit percentage decreased by 200 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 30 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to increases in SG&A expenses.

North Region — Homebuilding revenues increased 3% in the three months ended December 31, 2022 compared to the prior year period, primarily due to the sale of a parcel of land in one of our markets. The region generated pre-tax income of $69.4 million in the three months ended December 31, 2022 compared to $89.9 million in the prior year period. Home sales gross profit percentage decreased by 520 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points in the three months ended December 31, 2022 compared to the prior year period, primarily due to increases in SG&A expenses.

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

Our homebuilding segment’s inventories at December 31, 2022 and September 30, 2022 are summarized as follows:

	December 31, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$845.6	$1,025.2	$—	$2.4	$1,873.2
Southwest	1,284.9	1,630.5	7.3	19.2	2,941.9
South Central	2,175.0	1,745.9	0.3	—	3,921.2
Southeast	2,612.9	1,425.9	13.2	4.6	4,056.6
East	1,354.7	1,276.8	—	0.5	2,632.0
North	1,255.1	792.8	—	2.4	2,050.3
Corporate and unallocated (1)	129.2	100.7	0.3	0.4	230.6
	$9,657.4	$7,997.8	$21.1	$29.5	$17,705.8

	September 30, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$854.9	$945.1	$—	$2.2	$1,802.2
Southwest	1,328.7	1,447.2	7.2	18.6	2,801.7
South Central	2,304.9	1,625.4	0.3	1.1	3,931.7
Southeast	2,692.7	1,385.2	13.2	—	4,091.1
East	1,389.3	1,153.4	—	—	2,542.7
North	1,251.9	676.7	—	7.1	1,935.7
Corporate and unallocated (1)	129.1	89.5	0.3	0.4	219.3
	$9,951.5	$7,322.5	$21.0	$29.4	$17,324.4
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2022 and September 30, 2022 are summarized as follows:

	December 31, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,400	26,200	38,600	2,700
Southwest	22,000	36,100	58,100	4,500
South Central	39,900	60,300	100,200	11,300
Southeast	24,400	130,700	155,100	13,400
East	23,900	103,100	127,000	6,500
North	13,800	58,200	72,000	4,800
	136,400	414,600	551,000	43,200
	25%	75%	100%

	September 30, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,100	32,200	43,300	2,900
Southwest	22,100	36,500	58,600	4,900
South Central	37,800	66,500	104,300	12,400
Southeast	24,700	138,600	163,300	14,200
East	22,700	105,700	128,400	6,800
North	12,700	62,600	75,300	5,200
	131,100	442,100	573,200	46,400
	23%	77%	100%
___________________

(1)Land/lots owned included approximately 43,500 and 37,600 owned lots that are fully developed and ready for home construction at December 31, 2022 and September 30, 2022, respectively. Land/lots owned also included land held for development representing 400 lots at both December 31, 2022 and September 30, 2022.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2022 and September 30, 2022 was $19.0 billion and $19.7 billion, respectively, secured by earnest money deposits of $1.6 billion in both periods. The total remaining purchase price of lots controlled through land and lot purchase contracts at both December 31, 2022 and September 30, 2022 included $1.4 billion related to lot purchase contracts with Forestar, secured by $140.4 million and $131.7 million, respectively, of earnest money. Our lots controlled under land and lot purchase contracts include 439 and 4,077 lots at December 31, 2022 and September 30, 2022, respectively, representing lots controlled under contracts for which we do not expect to exercise our option to purchase the land or lots, but the underlying contracts have yet to be terminated. We have reserved the deposits related to these contracts if the deposits are not refundable.
(3)Lots controlled at December 31, 2022 included approximately 35,000 lots owned or controlled by Forestar, 17,000 of which our homebuilding divisions had under contract to purchase and 18,000 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 13,300 lots were in our Southeast region, 6,700 lots were in our East region, 6,100 lots were in our South Central region, 4,600 lots were in our Southwest region, 3,700 lots were in our North region and 600 lots were in our Northwest region. Lots controlled at September 30, 2022 included approximately 36,700 lots owned or controlled by Forestar, 17,800 of which our homebuilding divisions had under contract to purchase and 18,900 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 27,800 and 27,200 of our homes in inventory were unsold at December 31, 2022 and September 30, 2022, respectively. At December 31, 2022, approximately 7,100 of our unsold homes were completed, of which approximately 190 homes had been completed for more than six months. At September 30, 2022, approximately 4,400 of our unsold homes were completed, of which approximately 90 homes had been completed for more than six months. Homes in inventory exclude approximately 1,800 model homes at both December 31, 2022 and September 30, 2022.

RESULTS OF OPERATIONS – FORESTAR

At December 31, 2022, we owned 63% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 52 markets across 20 states as of December 31, 2022. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Total revenues	$216.7	$407.6
Cost of land/lot sales and other	166.8	333.6
Inventory and land option charges	2.4	0.6
Total cost of sales	$169.2	$334.2
Selling, general and administrative expense	22.9	21.5
Other (income) expense	(3.3)	(1.6)
Income before income taxes	$27.9	$53.5

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	Lots Closed		Value (In millions)
	2022	2021	2022	2021
Residential single-family lots sold
Lots sold to D.R. Horton	2,094	4,014	$189.8	$330.1
Total lots sold	2,263	4,516	$206.7	$404.1
			December 31, 2022	September 30, 2022
Residential single-family lots in inventory and under contract
Lots owned			61,500	61,800
Lots controlled through land purchase contracts			20,800	28,300
Total lots owned and controlled			82,300	90,100

Owned lots under contract to sell to D.R. Horton			17,000	17,800
Owned lots under contract to customers other than D.R. Horton			1,400	1,400
Total owned lots under contract			18,400	19,200

Owned lots subject to right of first offer with D.R. Horton			18,000	18,900
Owned lots fully developed			7,600	5,500

At December 31, 2022 and September 30, 2022, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.1 billion and $2.0 billion, respectively.

SG&A expense for the three months ended December 31, 2022 and 2021 included charges of $0.9 million and $1.0 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,296	12,089	10%
Number of homes closed by D.R. Horton	17,340	18,396	(6)%
Percentage of D.R. Horton homes financed by DHI Mortgage	77%	66%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	13,300	12,111	10%
Total number of loans originated or brokered by DHI Mortgage	13,399	12,414	8%
Captive business percentage	99%	98%
Loans sold by DHI Mortgage to third parties	15,167	13,071	16%

	Three Months Ended December 31,
	2022	2021	% Change
	(In millions)
Loan origination and other fees	$15.3	$9.5	61%
Gains on sale of mortgage loans and mortgage servicing rights	79.2	134.1	(41)%
Servicing income	1.2	0.5	140%
Total mortgage operations revenues	95.7	144.1	(34)%
Title policy premiums	41.3	40.2	3%
Total revenues	137.0	184.3	(26)%
General and administrative expense	134.1	125.3	7%
Other (income) expense	(15.3)	(8.1)	89%
Financial services pre-tax income	$18.2	$67.1	(73)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2022	2021
General and administrative expense	97.9%	68.0%
Other (income) expense	(11.2)%	(4.4)%
Financial services pre-tax income	13.3%	36.4%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three months ended December 31, 2022, while the number of homes closed by our homebuilding operations decreased 6% from the prior year period, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 10% due to an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 99% of DHI Mortgage loan originations in the three months ended December 31, 2022 compared to 98% in the prior year period. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 16% in the three months ended December 31, 2022 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2022 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the three months ended December 31, 2022, approximately 58% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 39% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 34% to $95.7 million in the three months ended December 31, 2022 from $144.1 million in the prior year period. The decrease was primarily due to lower gains on sales of mortgages resulting from a more competitive environment in the mortgage industry due to rising interest rates. Revenues from our title operations increased 3% to $41.3 million in the three months ended December 31, 2022 from $40.2 million in the prior year period.

General and administrative (G&A) expense related to our financial services operations increased 7% to $134.1 million in the three months ended December 31, 2022 from $125.3 million in the prior year period. As a percentage of financial services revenues, G&A expense was 97.9% in the three months ended December 31, 2022 compared to 68.0% in the prior year period. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,897 and 2,942 people at December 31, 2022 and 2021, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

Primarily as a result of the reduction in revenue and operating margin of our mortgage operations, pre-tax income from our financial services operations decreased 73% to $18.2 million in the three months ended December 31, 2022 from $67.1 million in the prior year period.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of multi-family and single-family rental operations. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style multi-family rental communities typically accommodating 200 to 400 dwelling units in high growth suburban markets. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. Multi-family and single-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31,
	2022	2021
	(In millions)
Revenues
Single-family rental	$228.0	$80.3
Multi-family rental and other	99.5	76.2
Total revenues	327.5	156.5
Cost of sales
Single-family rental	136.8	36.4
Multi-family rental and other	47.9	36.4
Total cost of sales	184.7	72.8
Selling, general and administrative expense	47.5	18.5
Other (income) expense	(15.0)	(4.9)
Income before income taxes	$110.3	$70.1

At December 31, 2022, our rental property inventory of $2.9 billion included $1.9 billion of inventory related to our single-family rental operations and $997.9 million of inventory related to our multi-family rental operations. At September 30, 2022, our rental property inventory of $2.6 billion included $1.7 billion of assets related to our single-family rental operations and $897.2 million of assets related to our multi-family rental operations.

The following tables provide further information regarding our rental operations as of and for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	Homes/Units Closed		Value (In millions)
	2022	2021	2022	2021
Rental homes/units sold and closed
Single-family rental homes	694	226	$228.0	$80.3
Multi-family rental units	300	351	$99.5	$76.2
			December 31, 2022	September 30, 2022
Rental homes/units and lots in inventory
Single-family rental homes (1)			8,240	7,400
Single-family rental lots (2)			6,120	6,680
Multi-family rental units (3)			6,340	6,110
________________________
(1)Single-family rental homes include 4,240 and 3,530 completed homes at December 31, 2022 and September 30, 2022, respectively.
(2)Single-family rental lots include 1,700 and 1,770 finished lots at December 31, 2022 and September 30, 2022, respectively.
(3)Multi-family rental units at December 31, 2022 consist of 6,110 units under active construction and 230 units that were substantially complete and in the lease-up phase. Multi-family rental units at September 30, 2022 consist of 5,810 units under active construction and 300 units that were substantially complete and in the lease-up phase.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $9.4 million in the three months ended December 31, 2022 compared to $10.7 million in the prior year period.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2022 was $1.3 billion compared to $1.5 billion in the prior year period. The decrease was primarily due to a decrease in the pre-tax income of our homebuilding operations as a result of a decrease in home sales gross margin.

Income Taxes

Our income tax expense for the three months ended December 31, 2022 was $298.9 million compared to $351.5 million in the prior year period. Our effective tax rate was 23.6% for the three months ended December 31, 2022 compared to 23.5% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $155.8 million at December 31, 2022 compared to $159.0 million at September 30, 2022. We have a valuation allowance of $17.9 million at December 31, 2022 and September 30, 2022 related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

We have continued to increase our investments in homebuilding inventories and single-family and multi-family rental properties to expand our operations. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. We are maintaining significant homebuilding cash balances and liquidity to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At December 31, 2022, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.7 billion, of which $2.1 billion is payable within 12 months and includes $1.2 billion outstanding under the mortgage repurchase facility. At December 31, 2022, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 22.0% compared to 23.8% at September 30, 2022 and 25.1% at December 31, 2021. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 13.3% at December 31, 2022 compared to 15.4% at September 30, 2022 and 15.2% at December 31, 2021.

At December 31, 2022, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 12.8% compared to 13.2% at September 30, 2022 and 17.3% at December 31, 2021. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 4.4% at December 31, 2022 compared to 4.4% at September 30, 2022 and 6.9% at December 31, 2021. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 30%, and we expect it to remain below 20% throughout fiscal 2023. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar, DRH Rental and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At December 31, 2022, we had outstanding letters of credit of $258.1 million and surety bonds of $2.9 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. At December 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2022, cash and cash equivalents of our homebuilding segment totaled $2.0 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, our senior unsecured homebuilding revolving credit facility was amended to extend its maturity date to October 28, 2027. At December 31, 2022, there were no borrowings outstanding and $214.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.98 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2022, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — We have $2.8 billion principal amount of homebuilding senior notes outstanding as of December 31, 2022 that mature from February 2023 through October 2027. The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At December 31, 2022, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the previous authorization. During the three months ended December 31, 2022, we repurchased 1.4 million shares of our common stock for $118.1 million. At December 31, 2022, the full amount of the debt repurchase authorization was remaining, and $320.2 million of the stock repurchase authorization was remaining. These authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At December 31, 2022, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 36.7% compared to 37.1% at September 30, 2022 and 40.0% at December 31, 2021. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 28.7% compared to 26.9% at September 30, 2022 and 33.9% at December 31, 2021.

Cash and Cash Equivalents — At December 31, 2022, Forestar had cash and cash equivalents of $216.4 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. In October 2022, Forestar’s senior unsecured revolving credit facility was amended to extend its maturity date to October 28, 2026. At December 31, 2022, there were no borrowings outstanding and $43.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $366.2 million.

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

Unsecured Debt — As of December 31, 2022, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations. At December 31, 2022, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at December 31, 2022, and the authorization has no expiration date.

Issuance of Common Stock — During the three months ended December 31, 2022, there were no shares of common stock issued under Forestar’s ATM program. At December 31, 2022, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2022, cash and cash equivalents of our financial services segment totaled $198.4 million.

Mortgage Repurchase Facility — Our mortgage subsidiary, DHI Mortgage, has a mortgage repurchase facility that provides financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to the counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames from 45 to 60 days in accordance with the terms of the mortgage repurchase facility. The total capacity of the facility is $1.6 billion; however, the capacity automatically increases during certain higher volume periods and can be further increased through additional commitments. The total capacity of the facility at December 31, 2022 was $1.8 billion, and its maturity date is February 17, 2023. DHI Mortgage expects to renew and extend the maturity date of the facility.

As of December 31, 2022, $1.8 billion of mortgage loans held for sale with a collateral value of $1.7 billion were pledged under the mortgage repurchase facility. As a result of advance paydowns totaling $526.3 million, DHI Mortgage had an obligation of $1.2 billion outstanding under the mortgage repurchase facility at December 31, 2022 at a 6.0% annual interest rate.

The mortgage repurchase facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations. The facility contains financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable leverage ratio and its minimum required liquidity. These covenants are measured and reported to the lenders monthly. At December 31, 2022, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facility.

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

Capital Resources - Rental

During the first quarter, we continued to increase the investment in our rental operations. The inventory in our rental segment totaled $2.9 billion at December 31, 2022 compared to $2.6 billion at September 30, 2022 and $1.2 billion at December 31, 2021.

Cash and Cash Equivalents — At December 31, 2022, cash and cash equivalents of our rental segment totaled $111.4 million.

Bank Credit Facility — In March 2022, our rental subsidiary, DRH Rental, entered into a $625 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. DRH Rental utilized the accordion feature to obtain additional commitments, which increased the size of the facility to $1.025 billion at December 31, 2022. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $300 million each during the three months ended December 31, 2022. At December 31, 2022, there were $800 million of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $225 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2022, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Operating Cash Flow Activities

In the three months ended December 31, 2022, net cash provided by operating activities was $829.1 million compared to $174.1 million of cash used in operating activities in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $493.1 million, $313.9 million and $49.4 million of cash provided by our financial services, homebuilding and rental segments, respectively, partially offset by $49.8 million of cash used in our Forestar segment.

Cash provided by a decrease in construction in progress and finished home inventory was $320.7 million in the current year period compared to cash used to increase construction in progress and finished home inventory of $1.0 billion in the prior year period, reflecting a decrease in our homes in inventory in the current period. Cash used to increase residential land and lots was $637.5 million in the current year period compared to $340.7 million in the prior year period. Of these amounts, $49.9 million and $55.5 million, respectively, related to Forestar.

Investing Cash Flow Activities

In the three months ended December 31, 2022, net cash used in investing activities was $142.9 million compared to $26.5 million in the prior year period. In the current year period, uses of cash included the acquisition of the homebuilding operations of Riggins Custom Homes whereby $97.1 million of the purchase price was paid in the current year period, and purchases of property and equipment totaling $47.5 million. In the prior year period, uses of cash included purchases of property and equipment totaling $30.9 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2022, net cash used in financing activities was $646.6 million, consisting primarily of net payments on our mortgage repurchase facility of $404.4 million, cash used to repurchase shares of our common stock of $118.1 million and payment of cash dividends totaling $86.1 million.

During the three months ended December 31, 2021, net cash used in financing activities was $572.0 million, consisting primarily of cash used to repurchase shares of our common stock of $303.8 million, net payments of $234.6 million on our mortgage repurchase facility and payment of cash dividends totaling $80.1 million.

During the three months ended December 31, 2022, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, which was paid on December 12, 2022 to stockholders of record on December 2, 2022. In January 2023, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on February 14, 2023 to stockholders of record on February 7, 2023. Cash dividends of $0.225 per common share were approved and paid in each quarter of fiscal 2022. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of December 31, 2022, D.R. Horton, Inc. had $2.8 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	December 31, 2022	September 30, 2022
	(In millions)
Assets
Cash	$1,972.0	$1,974.6
Inventories	18,376.9	18,096.5
Amount due from Non-Guarantor Subsidiaries	1,072.0	1,034.9
Total assets	24,601.7	24,001.0
Liabilities & Stockholders’ Equity
Notes payable	$2,874.5	$2,878.3
Total liabilities	6,312.0	6,345.8
Stockholders’ equity	18,289.7	17,655.2

Summarized Statement of Operations Data	Three Months Ended December 31, 2022	Year Ended September 30, 2022
	(In millions)
Revenues	$6,734.5	$31,890.0
Cost of sales	5,129.1	22,794.1
Selling, general and administrative expense	514.9	2,128.5
Income before income taxes	1,093.5	6,946.0
Net income	837.4	5,372.7

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2022, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2022, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2022, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2022 and September 30, 2022, we had reserves for approximately 570 and 560 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2022, we established reserves for approximately 60 new construction defect claims and resolved 50 construction defect claims for a total cost of $4.6 million. At December 31, 2021 and September 30, 2021, we had reserves for approximately 410 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2021, we established reserves for approximately 70 new construction defect claims and resolved 40 construction defect claims for a total cost of $4.3 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2022, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2022 and 2021 was not significant, is recognized in current earnings. At December 31, 2022, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $3.7 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.6 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.3 billion at December 31, 2022.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At December 31, 2022 and September 30, 2022, we had MBS totaling $970.8 million and $532.4 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $1.2 million and $4.8 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2022. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2022.

	Nine Months Ending September 30, 2023	Fiscal Year Ending September 30,							Fair Value at December 31, 2022
		2024	2025	2026	2027	2028	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$881.3	$12.9	$500.4	$900.4	$600.4	$800.0	$—	$3,695.4	$3,386.4
Average interest rate	5.2%	4.0%	2.7%	3.4%	1.5%	3.0%	—%	3.3%
Variable rate	$1,213.9	$—	$—	$800.0	$—	$—	$—	$2,013.9	$2,013.9
Average interest rate	6.0%	—%	—%	6.2%	—%	—%	—%	6.0%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2022 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended December 31, 2022. All shares repurchased during October 2022 were made using a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). All remaining share repurchases during the quarter were made in accordance with the safe harbor provisions of Rule 10b-18 under the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
October 1, 2022 - October 31, 2022	27,391	$66.94	27,391	$436.5
November 1, 2022 - November 30, 2022	—	—	—	436.5
December 1, 2022 - December 31, 2022	1,356,899	85.72	1,356,899	320.2
Total	1,384,290	$85.35	1,384,290	$320.2
_________________
(1) Effective April 19, 2022, our Board of Directors authorized the repurchase of $1.0 billion of our common stock. The authorization has no expiration date. During the three months ended December 31, 2022, we repurchased 1.4 million shares for $118.1 million, and there was $320.2 million remaining on the repurchase authorization at December 31, 2022.

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
10.1
Amendment No. 11 to Credit Agreement, dated October 28, 2022 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.2
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

	22.1	*	List of Guarantor Subsidiaries.
	31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).

	*		Filed or furnished herewith.
	**		Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D.R. HORTON, INC.
Date:	January 25, 2023	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	January 25, 2023	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)