Form 10-Q
period 2023-06-30
HORTON D R INC /DE/
filed 2023-07-24
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 18, 2023, there were 338,296,564 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$3,379.1	$2,540.5
Restricted cash	28.9	32.4
Total cash, cash equivalents and restricted cash	3,408.0	2,572.9
Inventories:
Construction in progress and finished homes	9,352.8	9,798.2
Residential land and lots — developed and under development	10,240.5	9,173.1
Land held for development	62.6	110.8
Land held for sale	8.4	29.4
Rental properties	3,319.2	2,544.2
Total inventory	22,983.5	21,655.7
Mortgage loans held for sale	2,414.4	2,386.0
Deferred income taxes, net of valuation allowance of $17.8 million and $17.9 million at June 30, 2023 and September 30, 2022, respectively	121.8	141.1
Property and equipment, net	425.3	471.6
Other assets	2,806.6	2,960.3
Goodwill	163.5	163.5
Total assets	$32,323.1	$30,351.1
LIABILITIES
Accounts payable	$1,369.5	$1,360.3
Accrued expenses and other liabilities	2,766.0	3,138.3
Notes payable	6,105.3	6,066.9
Total liabilities	10,240.8	10,565.5
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 401,104,823 shares issued and 338,222,953 shares outstanding at June 30, 2023 and 399,172,937 shares issued and 343,953,023 shares outstanding at September 30, 2022	4.0	4.0
Additional paid-in capital	3,394.7	3,349.5
Retained earnings	22,164.4	19,185.3
Treasury stock, 62,881,870 shares and 55,219,914 shares at June 30, 2023 and September 30, 2022, respectively, at cost	(3,906.7)	(3,142.5)
Stockholders’ equity	21,656.4	19,396.3
Noncontrolling interests	425.9	389.3
Total equity	22,082.3	19,785.6
Total liabilities and equity	$32,323.1	$30,351.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data) (Unaudited)
Revenues	$9,725.6	$8,788.1	$24,956.4	$23,840.6
Cost of sales	7,141.8	5,879.3	18,429.3	16,214.9
Selling, general and administrative expense	852.1	740.6	2,362.6	2,101.6
Other (income) expense	(52.2)	(15.1)	(131.9)	(39.8)
Income before income taxes	1,783.9	2,183.3	4,296.4	5,563.9
Income tax expense	432.2	524.0	1,026.7	1,316.5
Net income	1,351.7	1,659.3	3,269.7	4,247.4
Net income attributable to noncontrolling interests	16.6	11.5	33.7	21.7
Net income attributable to D.R. Horton, Inc.	$1,335.1	$1,647.8	$3,236.0	$4,225.7

Basic net income per common share attributable to D.R. Horton, Inc.	$3.93	$4.70	$9.46	$11.96
Weighted average number of common shares	339.9	350.8	342.1	353.3

Diluted net income per common share attributable to D.R. Horton, Inc.	$3.90	$4.67	$9.39	$11.85
Adjusted weighted average number of common shares	342.3	353.1	344.7	356.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	958.7	—	9.6	968.3
Exercise of stock options (108,457 shares)	—	2.6	—	—	—	2.6
Stock issued under employee benefit plans (601,371 shares)	—	2.9	—	—	—	2.9
Cash paid for shares withheld for taxes	—	(25.7)	—	—	—	(25.7)
Stock-based compensation expense	—	22.9	—	—	—	22.9
Cash dividends declared ($0.25 per share)	—	—	(86.1)	—	—	(86.1)
Repurchases of common stock (1,384,290 shares)	—	—	—	(118.1)	—	(118.1)
Change of ownership interest in Forestar	—	(0.2)	—	—	0.2	—
Balances at December 31, 2022 (343,278,561 shares)	$4.0	$3,352.0	$20,057.9	$(3,260.6)	$399.1	$20,552.4
Net income	—	—	942.2	—	7.4	949.6
Exercise of stock options (234,796 shares)	—	5.6	—	—	—	5.6
Stock issued under employee benefit plans (713,217 shares)	—	4.7	—	—	—	4.7
Cash paid for shares withheld for taxes	—	(30.1)	—	—	—	(30.1)
Stock-based compensation expense	—	28.4	—	—	—	28.4
Cash dividends declared ($0.25 per share)	—	—	(85.6)	—	—	(85.6)
Repurchases of common stock (3,156,298 shares)	—	—	—	(303.2)	—	(303.2)
Change of ownership interest in Forestar	—	(2.6)	—	—	2.6	—
Balances at March 31, 2023 (341,070,276 shares)	$4.0	$3,358.0	$20,914.5	$(3,563.8)	$409.1	$21,121.8
Net income	—	—	1,335.1	—	16.6	1,351.7
Exercise of stock options (240,620 shares)	—	5.7	—	—	—	5.7
Stock issued under employee benefit plans (33,425 shares)	—	2.0	—	—	—	2.0
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	29.3	—	—	—	29.3
Cash dividends declared ($0.25 per share)	—	—	(85.2)	—	—	(85.2)
Repurchases of common stock (3,121,368 shares)	—	—	—	(342.9)	—	(342.9)
Change of ownership interest in Forestar	—	(0.2)	—	—	0.2	—
Balances at June 30, 2023 (338,222,953 shares)	$4.0	$3,394.7	$22,164.4	$(3,906.7)	$425.9	$22,082.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	1,141.6	—	4.2	1,145.8
Exercise of stock options (244,182 shares)	—	5.8	—	—	—	5.8
Stock issued under employee benefit plans (727,813 shares)	—	11.4	—	—	—	11.4
Cash paid for shares withheld for taxes	—	(33.0)	—	—	—	(33.0)
Stock-based compensation expense	—	23.7	—	—	—	23.7
Cash dividends declared ($0.225 per share)	—	—	(80.1)	—	—	(80.1)
Repurchases of common stock (2,710,237 shares)	—	—	—	(278.2)	—	(278.2)
Change of ownership interest in Forestar	—	—	—	—	1.8	1.8
Balances at December 31, 2021 (354,277,601 shares)	$4.0	$3,282.7	$14,705.8	$(2,314.8)	$335.7	$16,013.4
Net income	—	—	1,436.3	—	6.0	1,442.3
Exercise of stock options (4,533 shares)	—	0.1	—	—	—	0.1
Stock issued under employee benefit plans (773,301 shares)	—	4.9	—	—	—	4.9
Cash paid for shares withheld for taxes	—	(28.7)	—	—	—	(28.7)
Stock-based compensation expense	—	30.9	—	—	—	30.9
Cash dividends declared ($0.225 per share)	—	—	(79.1)	—	—	(79.1)
Repurchases of common stock (3,100,000) shares)	—	—	—	(266.0)	—	(266.0)
Change of ownership in Forestar	—	(1.2)	—	—	1.2	—
Balances at March 31, 2022 (351,955,435 shares)	$4.0	$3,288.7	$16,063.0	$(2,580.8)	$342.9	$17,117.8
Net income	—	—	1,647.8	—	11.5	1,659.3
Exercise of stock options (25,725 shares)	—	0.6	—	—	—	0.6
Stock issued under employee benefit plans (75,050 shares)	—	4.1	—	—	—	4.1
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	24.8	—	—	—	24.8
Cash dividends declared ($0.225 per share)	—	—	(79.2)	—	—	(79.2)
Repurchases of common stock (4,679,173 shares)	—	—	—	(310.0)	—	(310.0)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Noncontrolling interest acquired	—	—	—	—	18.2	18.2
Balances at June 30, 2022 (347,377,037 shares)	$4.0	$3,317.7	$17,631.6	$(2,890.8)	$373.0	$18,435.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2023	2022
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$3,269.7	$4,247.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	70.2	60.2
Stock-based compensation expense	80.6	79.4
Deferred income taxes	19.3	14.3
Inventory and land option charges	62.2	30.6
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	576.2	(3,063.9)
Increase in residential land and lots – developed, under development, held for development and held for sale	(915.0)	(1,005.1)
Increase in rental properties	(777.3)	(1,129.6)
Decrease (increase) in other assets	242.1	(777.3)
Increase in mortgage loans held for sale	(28.4)	(55.2)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(338.5)	1,036.4
Net cash provided by (used in) operating activities	2,261.1	(562.8)
INVESTING ACTIVITIES
Expenditures for property and equipment	(108.3)	(108.0)
Payments related to business acquisitions, net of cash acquired	(202.0)	(271.5)
Other investing activities	1.8	6.6
Net cash used in investing activities	(308.5)	(372.9)
FINANCING ACTIVITIES
Proceeds from notes payable	575.0	2,625.0
Repayment of notes payable	(675.4)	(2,051.2)
Borrowings (payments) on mortgage repurchase facility, net	67.3	(88.9)
Proceeds from stock associated with certain employee benefit plans	18.7	26.9
Cash paid for shares withheld for taxes	(55.9)	(61.8)
Cash dividends paid	(256.9)	(238.4)
Repurchases of common stock	(759.6)	(859.7)
Net proceeds from issuance of Forestar common stock	—	1.7
Net other financing activities	(30.7)	29.2
Net cash used in financing activities	(1,117.5)	(617.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	835.1	(1,552.9)
Cash, cash equivalents and restricted cash at beginning of period	2,572.9	3,237.2
Cash, cash equivalents and restricted cash at end of period	$3,408.0	$1,684.3

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$54.5	$64.3
Stock issued under employee incentive plans	$110.8	$130.0
Repurchases of common stock not settled	$—	$20.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of June 30, 2023, the Company owned a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023 or subsequent periods.

Business Acquisitions

In December 2022, the Company acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory, 3,000 lots and a sales order backlog of 100 homes. The purchase price was recorded to inventory and no goodwill was recorded as a result of this transaction.

In June 2023, the Company acquired the homebuilding operations of Truland Homes for approximately $100 million in cash. Truland Homes operates in Baldwin County, Alabama and Northwest Florida. The assets acquired included approximately 155 homes in inventory, 620 lots and a sales order backlog of 55 homes. The Company also acquired control of approximately 660 additional lots through land purchase contracts. The Company expects to complete the purchase price allocation in the fourth quarter of fiscal 2023 and does not expect to record any goodwill associated with this acquisition.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 113 markets across 33 states. The Company’s operating segments are its 80 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

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
June 30, 2023
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2022. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2023
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,550.0	$401.0	$253.0	$133.4	$41.7	$3,379.1
Restricted cash	9.9	—	15.4	3.6	—	28.9
Inventories:
Construction in progress and finished homes	9,492.8	—	—	—	(140.0)	9,352.8
Residential land and lots — developed and under development	8,456.6	1,867.0	—	—	(83.1)	10,240.5
Land held for development	20.5	42.1	—	—	—	62.6
Land held for sale	8.4	—	—	—	—	8.4
Rental properties	—	—	—	3,341.9	(22.7)	3,319.2
	17,978.3	1,909.1	—	3,341.9	(245.8)	22,983.5
Mortgage loans held for sale	—	—	2,414.4	—	—	2,414.4
Deferred income taxes, net	125.6	—	—	(7.1)	3.3	121.8
Property and equipment, net	393.3	5.7	3.9	2.5	19.9	425.3
Other assets	2,648.8	59.7	196.8	40.3	(139.0)	2,806.6
Goodwill	134.3	—	—	—	29.2	163.5
	$23,840.2	$2,375.5	$2,883.5	$3,514.6	$(290.7)	$32,323.1
Liabilities
Accounts payable	$1,133.8	$68.6	$—	$703.4	$(536.3)	$1,369.5
Accrued expenses and other liabilities	2,381.2	303.1	190.1	34.5	(142.9)	2,766.0
Notes payable	2,712.5	707.2	1,685.6	1,000.0	—	6,105.3
	$6,227.5	$1,078.9	$1,875.7	$1,737.9	$(679.2)	$10,240.8
______________
(1)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

	Three Months Ended June 30, 2023
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,703.1	$—	$—	$—	$—	$8,703.1
Land/lot sales and other	30.5	368.9	—	—	(272.5)	126.9
Rental property sales	—	—	—	667.1	—	667.1
Financial services	—	—	228.5	—	—	228.5
	8,733.6	368.9	228.5	667.1	(272.5)	9,725.6
Cost of sales
Home sales (2)	6,675.6	—	—	—	(69.6)	6,606.0
Land/lot sales and other	26.1	283.0	—	—	(238.2)	70.9
Rental property sales	—	—	—	458.0	(3.9)	454.1
Inventory and land option charges	9.0	0.9	—	0.9	—	10.8
	6,710.7	283.9	—	458.9	(311.7)	7,141.8
Selling, general and administrative expense	584.9	26.4	154.7	80.0	6.1	852.1
Other (income) expense	(26.4)	(3.8)	(20.3)	(33.9)	32.2	(52.2)
Income before income taxes	$1,464.4	$62.4	$94.1	$162.1	$0.9	$1,783.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

	Nine Months Ended June 30, 2023
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,862.0	$—	$—	$—	$—	$22,862.0
Land/lot sales and other	85.2	887.1	—	—	(678.5)	293.8
Rental property sales	—	—	—	1,218.6	—	1,218.6
Financial services	—	—	582.0	—	—	582.0
	22,947.2	887.1	582.0	1,218.6	(678.5)	24,956.4
Cost of sales
Home sales (2)	17,625.3	—	—	—	(180.4)	17,444.9
Land/lot sales and other	44.4	675.1	—	—	(590.1)	129.4
Rental property sales	—	—	—	799.2	(6.4)	792.8
Inventory and land option charges	47.4	23.6	—	2.3	(11.1)	62.2
	17,717.1	698.7	—	801.5	(788.0)	18,429.3
Selling, general and administrative expense	1,657.5	71.3	435.7	181.0	17.1	2,362.6
Other (income) expense	(54.1)	(9.1)	(51.6)	(70.9)	53.8	(131.9)
Income before income taxes	$3,626.7	$126.2	$197.9	$307.0	$38.6	$4,296.4

Summary Cash Flow Information
Depreciation and amortization	$47.1	$2.2	$1.6	$1.7	$17.6	$70.2
Cash provided by (used in) operating activities	$2,133.1	$136.1	$13.9	$(78.1)	$56.1	$2,261.1
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

	Three Months Ended June 30, 2022
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,336.4	$—	$—	$—	$—	$8,336.4
Land/lot sales and other	11.4	308.5	—	—	(232.2)	87.7
Rental property sales	—	—	—	109.7	—	109.7
Financial services	—	—	254.3	—	—	254.3
	8,347.8	308.5	254.3	109.7	(232.2)	8,788.1
Cost of sales
Home sales (2)	5,826.8	—	—	—	(52.5)	5,774.3
Land/lot sales and other	7.3	233.6	—	—	(197.4)	43.5
Rental property sales	—	—	—	50.9	—	50.9
Inventory and land option charges	9.5	1.0	—	0.1	—	10.6
	5,843.6	234.6	—	51.0	(249.9)	5,879.3
Selling, general and administrative expense	553.2	24.1	137.3	22.8	3.2	740.6
Other (income) expense	(3.7)	(2.9)	(11.3)	(6.7)	9.5	(15.1)
Income before income taxes	$1,954.7	$52.7	$128.3	$42.6	$5.0	$2,183.3
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

	Nine Months Ended June 30, 2022
	Homebuilding	Forestar	Financial Services	Rental	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,492.0	$—	$—	$—	$—	$22,492.0
Land/lot sales and other	42.0	1,137.7	—	—	(981.0)	198.7
Rental property sales	—	—	—	489.1	—	489.1
Financial services	—	—	660.8	—	—	660.8
	22,534.0	1,137.7	660.8	489.1	(981.0)	23,840.6
Cost of sales
Home sales (2)	15,996.0	—	—	—	(133.9)	15,862.1
Land/lot sales and other	27.7	895.9	—	—	(822.1)	101.5
Rental property sales	—	—	—	225.8	(5.1)	220.7
Inventory and land option charges	23.2	7.0	—	0.4	—	30.6
	16,046.9	902.9	—	226.2	(961.1)	16,214.9
Selling, general and administrative expense	1,558.1	69.9	400.6	64.2	8.8	2,101.6
Other (income) expense	(11.6)	(4.5)	(28.0)	(16.4)	20.7	(39.8)
Income before income taxes	$4,940.6	$169.4	$288.2	$215.1	$(49.4)	$5,563.9

Summary Cash Flow Information
Depreciation and amortization	$47.0	$2.0	$1.4	$0.5	$9.3	$60.2
Cash provided by (used in) operating activities	$124.5	$(10.2)	$150.1	$(826.4)	$(0.8)	$(562.8)
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023

Homebuilding Inventories by Reporting Segment (1)	June 30, 2023	September 30, 2022
	(In millions)
Northwest	$1,894.4	$1,802.2
Southwest	3,146.0	2,801.7
South Central	3,838.9	3,931.7
Southeast	3,973.4	4,091.1
East	2,895.6	2,542.7
North	1,996.4	1,935.7
Corporate and unallocated (2)	233.6	219.3
	$17,978.3	$17,324.4
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Northwest	$661.1	$674.0	$1,872.6	$1,879.9
Southwest	1,134.3	1,289.2	2,858.3	3,335.9
South Central	2,175.0	2,080.4	5,622.8	5,613.1
Southeast	2,384.5	2,118.9	6,486.9	5,876.4
East	1,464.4	1,385.8	3,815.2	3,680.1
North	914.3	799.5	2,291.4	2,148.6
	$8,733.6	$8,347.8	$22,947.2	$22,534.0
Income before Income Taxes
Northwest	$105.6	$161.0	$260.6	$421.0
Southwest	131.2	288.3	296.9	674.2
South Central	407.2	527.2	956.8	1,297.5
Southeast	459.8	532.4	1,252.8	1,430.1
East	262.0	309.9	634.9	778.1
North	98.6	135.9	224.7	339.7
	$1,464.4	$1,954.7	$3,626.7	$4,940.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2023, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended June 30, 2023. During the nine months ended June 30, 2023, impairment charges totaled $14.0 million. There were no impairment charges recorded in the prior year quarter and $3.8 million of impairment charges recorded in the nine months ended June 30, 2022.

During the three and nine months ended June 30, 2023, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $10.8 million and $48.2 million, respectively, compared to $10.6 million and $26.8 million in the same periods of fiscal 2022. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2023	September 30, 2022
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
4.75% senior notes due 2023 (1)	—	299.9
5.75% senior notes due 2023 (1)	400.0	399.6
2.5% senior notes due 2024 (1)	498.8	498.2
2.6% senior notes due 2025 (1)	497.8	497.1
1.3% senior notes due 2026 (1)	596.3	595.5
1.4% senior notes due 2027 (1)	496.3	495.7
Other secured notes	223.3	156.6
	2,712.5	2,942.6
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	397.2	396.5
5.0% senior notes due 2028 (2)	297.5	297.0
Other secured notes	12.5	12.5
	707.2	706.0
Financial Services
Mortgage repurchase facilities:
Committed facility	1,385.9	1,618.3
Uncommitted facility	299.7	—
	1,685.6	1,618.3
Rental
Unsecured:
Revolving credit facility	1,000.0	800.0
Total notes payable (3)	$6,105.3	$6,066.9
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $9.2 million and $12.2 million at June 30, 2023 and September 30, 2022, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $5.3 million and $6.5 million at June 30, 2023 and September 30, 2022, respectively.
(3)The fair value of notes payable at June 30, 2023 totaled $5.9 billion, of which $3.0 billion were measured using Level 2 inputs and $2.9 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2022 totaled $5.7 billion, of which $3.1 billion were measured using Level 2 inputs and $2.6 billion were measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At June 30, 2023, there were no borrowings outstanding and $223.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

In February 2023, the Company repaid $300 million principal amount of its 4.75% senior notes at maturity.

In July 2023, the Company redeemed $400 million principal amount of its 5.75% senior notes due August 2023. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2023, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2023.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2023, there were no borrowings outstanding and $29.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $380.2 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2023, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, financial services or rental operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2023.

Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has two mortgage repurchase facilities, one of which is committed and the other of which is uncommitted, that provide financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames in accordance with the terms of the mortgage repurchase facilities.

The committed mortgage repurchase facility has a total capacity of $2.0 billion and a maturity date of February 16, 2024. The capacity of the committed mortgage repurchase facility can be increased to $2.3 billion subject to the availability of additional commitments. At June 30, 2023, DHI Mortgage had an obligation of $1.39 billion under the committed mortgage repurchase facility at a 6.7% annual interest rate.

In April 2023, DHI Mortgage entered into a master repurchase agreement providing for a mortgage repurchase facility with an uncommitted borrowing capacity of up to $300 million. At June 30, 2023, DHI Mortgage had an obligation of $299.7 million under the uncommitted mortgage repurchase facility at a 6.5% annual interest rate.

As of June 30, 2023, $2.03 billion of mortgage loans held for sale with a collateral value of $1.99 billion were pledged under the committed mortgage repurchase facility, and $376.5 million of mortgage loans held for sale with a collateral value of $360.0 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2023, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or rental operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
Rental

The Company’s rental subsidiary, DRH Rental, has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $575 million and $375 million, respectively, during the nine months ended June 30, 2023. At June 30, 2023, there were $1.0 billion of borrowings outstanding at a 7.5% annual interest rate, and no letters of credit issued under the facility, resulting in available capacity of $25.0 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2023, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2023 and fiscal 2022, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Capitalized interest, beginning of period	$271.7	$223.3	$237.4	$217.7
Interest incurred (1)	57.4	40.0	154.2	113.6
Interest charged to cost of sales	(41.3)	(35.4)	(103.8)	(103.4)
Capitalized interest, end of period	$287.8	$227.9	$287.8	$227.9
__________________
(1)    Interest incurred includes (a) interest on the Company's mortgage repurchase facility of $12.7 million and $30.5 million in the three and nine months ended June 30, 2023, respectively, and $4.0 million and $11.0 million in the same periods of fiscal 2022; (b) Forestar interest of $8.2 million and $24.6 million in the three and nine months ended June 30, 2023, respectively, and $8.1 million and $24.3 million in the same periods of fiscal 2022; and (c) interest on DRH Rental’s revolving credit facility of $19.3 million and $42.0 million in the three and nine months ended June 30, 2023, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2023, mortgage loans held for sale of $2.41 billion had an aggregate outstanding principal balance of $2.45 billion. At September 30, 2022, mortgage loans held for sale of $2.39 billion had an aggregate outstanding principal balance of $2.51 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the nine months ended June 30, 2023 and 2022, mortgage loans originated totaled $15.3 billion and $13.5 billion, respectively, and mortgage loans sold totaled $15.3 billion and $13.4 billion, respectively. The Company had gains on sales of loans and servicing rights of $157.9 million and $391.6 million during the three and nine months ended June 30, 2023, respectively, compared to $195.3 million and $497.3 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2023, approximately 59% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 39% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2023 and September 30, 2022, the Company had mortgage-backed securities (MBS) totaling $1.2 billion and $532.4 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded an asset of $10.0 million at June 30, 2023 and $4.8 million at September 30, 2022 for the fair value of such MBS position which is measured using Level 2 inputs.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2023 and September 30, 2022, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 2 inputs, totaled $3.0 billion and $4.0 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2023 was $432.2 million and $1.0 billion, respectively, compared to $524.0 million and $1.3 billion in the prior year periods. The effective tax rate was 24.2% and 23.9% for the three and nine months ended June 30, 2023, respectively, compared to 24.0% and 23.7% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

The Company’s deferred tax assets, net of deferred tax liabilities, were $139.6 million at June 30, 2023 compared to $159.0 million at September 30, 2022. The Company has a valuation allowance of $17.8 million and $17.9 million at June 30, 2023 and September 30, 2022, respectively, related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,335.1	$1,647.8	$3,236.0	$4,225.7
Denominator:
Denominator for basic earnings per share — weighted average common shares	339.9	350.8	342.1	353.3
Effect of dilutive securities:
Employee stock awards	2.4	2.3	2.6	3.2
Denominator for diluted earnings per share — adjusted weighted average common shares	342.3	353.1	344.7	356.5
Basic net income per common share attributable to D.R. Horton, Inc.	$3.93	$4.70	$9.46	$11.96
Diluted net income per common share attributable to D.R. Horton, Inc.	$3.90	$4.67	$9.39	$11.85

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2023, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. The Company repurchased 3.1 million shares of its common stock during the three months ended June 30, 2023 at a total cost, including commissions and excise taxes, of $342.9 million. The Company repurchased 7.7 million shares for $764.2 million during the nine months ended June 30, 2023. At June 30, 2023, there was $657.1 million remaining on the repurchase authorization.

During each of the first three quarters of fiscal 2023, the Board of Directors approved a quarterly cash dividend of $0.25 per common share, the most recent of which was paid on May 10, 2023 to stockholders of record on May 3, 2023. In July 2023, the Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on August 14, 2023 to stockholders of record on August 7, 2023. Cash dividends declared and paid in the three and nine months ended June 30, 2023 totaled $85.2 million and $256.9 million, respectively.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. During the nine months ended June 30, 2023, there were no shares issued under Forestar’s ATM program. At June 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
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

In October 2022, the Company granted 600,000 performance-based RSUs to its executive officers. These awards vest at the end of a three-year performance period ending September 30, 2025. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return; return on investment; selling, general and administrative expense containment; and gross profit. The grant date fair value of these equity awards was $79.97 per unit. Compensation expense related to this grant was $2.6 million and $11.5 million in the three and nine months ended June 30, 2023, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2023, the Company granted approximately 880,000 time-based RSUs to approximately 1,380 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $93.44 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $9.3 million and $11.6 million in the three and nine months ended June 30, 2023, respectively. Compensation expense in the three and nine months ended June 30, 2023 included $5.1 million and $7.0 million, respectively, of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $26.3 million and $73.4 million during the three and nine months ended June 30, 2023, respectively, compared to $23.4 million and $74.3 million during the three and nine months ended June 30, 2022.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Warranty liability, beginning of period	$474.7	$407.8	$454.3	$376.3
Warranties issued	52.6	49.1	136.5	131.6
Changes in liability for pre-existing warranties	(1.7)	5.8	(4.5)	13.1
Settlements made	(32.2)	(30.9)	(92.9)	(89.2)
Warranty liability, end of period	$493.4	$431.8	$493.4	$431.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $796.2 million and $729.1 million at June 30, 2023 and September 30, 2022, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% of these reserves related to construction defect matters at both June 30, 2023 and September 30, 2022. Expenses related to the Company’s legal contingencies were $92.6 million and $90.7 million in the nine months ended June 30, 2023 and 2022, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2023 and 2022 were as follows:

	Nine Months Ended June 30,
	2023	2022
	(In millions)
Reserves for legal claims, beginning of period	$729.1	$577.5
Increase in reserves	101.8	119.1
Payments	(34.7)	(22.2)
Reserves for legal claims, end of period	$796.2	$674.4

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, the Company anticipates it will largely be self-insured. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $139.0 million, $137.9 million and $122.3 million at June 30, 2023, September 30, 2022 and June 30, 2022, respectively, and are included in other assets in the consolidated balance sheets. Additionally, the Company may have the ability to recover a portion of its losses from its subcontractors and their insurance carriers when the Company has been named as an additional insured on their insurance policies.

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

At June 30, 2023, the Company had total deposits of $1.7 billion, consisting of cash deposits of $1.6 billion and promissory notes and surety bonds of $103.0 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $19.8 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $121.2 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.3 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2023, representing $45.7 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $45.7 million remaining purchase price subject to specific performance provisions, $19.4 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2023, Forestar reimbursed the homebuilding segment $6.7 million and $17.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2022, Forestar reimbursed the homebuilding segment $18.3 million and $56.1 million, respectively, for such pre-acquisition and due diligence costs and also reimbursed the homebuilding segment $4.2 million and $9.6 million, respectively, for previously paid earnest money.

Other Commitments

At June 30, 2023, the Company had outstanding surety bonds of $3.0 billion and letters of credit of $253.2 million to secure performance under various contracts. Of the total letters of credit, $223.4 million were issued under the homebuilding revolving credit facility and $29.8 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2023
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2023 and September 30, 2022 were as follows:

	June 30, 2023	September 30, 2022
	(In millions)
Earnest money and refundable deposits	$1,738.8	$1,685.7
Mortgage hedging instruments and commitments	68.4	330.2
Water rights and other water-related assets	313.9	286.6
Other receivables	176.9	210.9
Insurance receivables	139.0	137.9
Assets held for sale	65.9	—
Prepaid assets	58.1	77.4
Contract assets - insurance agency commissions	85.5	74.3
Interest rate lock commitments	19.8	47.7
Lease right of use assets	44.4	46.6
Mortgage servicing rights	20.9	10.6
Other	75.0	52.4
	$2,806.6	$2,960.3

The Company’s accrued expenses and other liabilities at June 30, 2023 and September 30, 2022 were as follows:

	June 30, 2023	September 30, 2022
	(In millions)
Reserves for legal claims	$796.2	$729.1
Employee compensation and related liabilities	486.3	524.3
Warranty liability	493.4	454.3
Inventory related accruals	342.2	403.6
Broker deposits related to hedging instruments	71.1	240.9
Customer deposits	172.8	224.2
Interest rate lock commitments	7.2	183.5
Federal and state income tax liabilities	123.9	110.9
Accrued property taxes	48.3	60.1
Lease liabilities	45.7	47.9
Accrued interest	29.6	33.8
Mortgage hedging instruments and commitments	10.0	12.4
Other	139.3	113.3
	$2,766.0	$3,138.3

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 113 markets across 33 states, primarily under the names of D.R. Horton, America’s Builder, Emerald Homes, Express Homes and Freedom Homes. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, a majority-owned residential lot development company, financial services, rental and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $381,100 during the nine months ended June 30, 2023. Approximately 90% of our home sales revenue in the nine months ended June 30, 2023 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

Our position as the most geographically diverse and largest volume homebuilder in the United States provides a strong platform for us to compete for new home sales. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

At June 30, 2023, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar is a key part of our homebuilding strategy to expand relationships with land developers and control a large portion of our land and lot position through land purchase contracts. Forestar has significantly expanded its business across many of our homebuilding operating markets over the last five years.

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

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties.

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

OVERVIEW

During the nine months ended June 30, 2023, our number of homes closed increased 1%, and our home sales revenues increased 2% compared to the prior year period. Our consolidated revenues increased 5% to $25.0 billion in the nine months ended June 30, 2023 compared to $23.8 billion in the prior year period. Our pre-tax income was $4.3 billion in the nine months ended June 30, 2023 compared to $5.6 billion in the prior year period, and our pre-tax operating margin was 17.2% compared to 23.3%. Net income was $3.3 billion in the nine months ended June 30, 2023 compared to $4.2 billion in the prior year period, and our diluted earnings per share was $9.39 compared to $11.85.

In the trailing twelve months ended June 30, 2023, our return on equity (ROE) was 24.3% compared to 35.1% in the prior year period, and our homebuilding return on inventory (ROI) was 31.8% compared to 41.7%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Demand for new homes remained solid during the three months ended June 30, 2023 as our net sales orders only decreased 1% from the second quarter and increased 37% from the prior year quarter. Although inflationary pressures and mortgage interest rates remain elevated, demand improved during the second and third quarters due to typical seasonal factors, coupled with our use of incentives and pricing adjustments to adapt to market conditions. The disruptions in the supply chain for certain building materials and tightness in the labor market we experienced during the past two years have largely subsided, and our construction cycle times are improving. Our homebuilding operating margins are lower than last year due to pricing adjustments, incentives and cost inflation, but margins improved sequentially in the third quarter as home prices and incentives have stabilized and some reductions in construction costs are being realized. Although higher interest rates and economic uncertainty may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 75% of the lots owned and controlled at June 30, 2023 compared to 77% at September 30, 2022 and 78% at June 30, 2022. We remain focused on our relationships with Forestar and other land developers across the country and expect to continue to control a substantial majority of our lot pipeline through purchase contracts.

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

STRATEGY

Our operating strategy focuses on consistently enhancing long-term value to our shareholders by leveraging our financial and competitive position to maximize the returns on our inventory investments and generate strong profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions. Our strategy includes the following initiatives:
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
•Controlling a significant portion of our land and finished lot position through purchase contracts with Forestar and other land developers.
•Controlling the cost of labor and goods provided by vendors and subcontractors.
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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2023, as compared to the same period of 2022 unless otherwise indicated, were as follows:

Homebuilding:
•Homebuilding revenues increased 5% to $8.7 billion compared to $8.3 billion.
•Homes closed increased 8% to 22,985 homes, while the average closing price of those homes decreased 3% to $378,600.
•Net sales orders increased 37% to 22,879 homes, and the value of net sales orders increased 26% to $8.7 billion.
•Sales order backlog decreased 34% to 19,186 homes, and the value of sales order backlog decreased 38% to $7.4 billion.
•Home sales gross margin was 23.3% compared to 30.1%.
•Homebuilding SG&A expense was 6.7% of homebuilding revenues compared to 6.6%.
•Homebuilding pre-tax income was $1.5 billion compared to $2.0 billion.
•Homebuilding pre-tax income was 16.8% of homebuilding revenues compared to 23.4%.
•Homebuilding cash and cash equivalents totaled $2.6 billion compared to $2.0 billion and $1.2 billion at September 30, 2022 and June 30, 2022, respectively.
•Homebuilding inventories totaled $18.0 billion compared to $17.3 billion and $17.9 billion at September 30, 2022 and June 30, 2022, respectively.
•Homes in inventory totaled 43,800 compared to 46,400 and 56,400 at September 30, 2022 and June 30, 2022, respectively.
•Owned lots totaled 137,500 compared to 131,100 at both September 30, 2022 and June 30, 2022. Lots controlled through purchase contracts totaled 417,600 compared to 442,100 and 467,100 at September 30, 2022 and June 30, 2022, respectively.
•Homebuilding debt was $2.7 billion compared to $2.9 billion and $3.7 billion at September 30, 2022 and June 30, 2022, respectively.
•Homebuilding debt to total capital was 11.1% compared to 13.2% and 17.0% at September 30, 2022 and June 30, 2022, respectively. Net homebuilding debt to total capital was 0.7% compared to 4.4% and 12.1% at September 30, 2022 and June 30, 2022, respectively.

Forestar:
•Forestar’s revenues increased 20% to $368.9 million compared to $308.5 million. Revenues in the current and prior year quarters included $293.8 million and $258.1 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 10% to 3,812 compared to 3,473. Lots sold to D.R. Horton totaled 3,187 compared to 3,038.
•Forestar’s pre-tax income was $62.4 million compared to $52.7 million.
•Forestar’s pre-tax income was 16.9% of revenues compared to 17.1%.
•Forestar’s cash and cash equivalents totaled $401.0 million compared to $264.8 million and $146.3 million at September 30, 2022 and June 30, 2022, respectively.

•Forestar’s inventories totaled $1.9 billion compared to $2.0 billion and $2.1 billion at September 30, 2022 and June 30, 2022, respectively.
•Forestar’s owned and controlled lots totaled 73,000 compared to 90,100 and 97,000 at September 30, 2022 and June 30, 2022, respectively. Of these lots, 30,500 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 36,700 and 38,400 at September 30, 2022 and June 30, 2022, respectively.
•Forestar’s debt was $707.2 million compared to $706.0 million and $705.6 million at September 30, 2022 and June 30, 2022, respectively.
•Forestar’s debt to total capital was 35.3% compared to 37.1% and 38.1% at September 30, 2022 and June 30, 2022, respectively. Forestar’s net debt to total capital was 19.1% compared to 26.9% and 32.8% at September 30, 2022 and June 30, 2022, respectively.

Financial Services:
•Financial services revenues decreased 10% to $228.5 million compared to $254.3 million.
•Financial services pre-tax income decreased 27% to $94.1 million compared to $128.3 million.
•Financial services pre-tax income was 41.2% of financial services revenues compared to 50.5%.

Rental:
•Rental revenues were $667.1 million compared to $109.7 million.
•Rental pre-tax income was $162.1 million compared to $42.6 million.
•Rental inventory totaled $3.3 billion compared to $2.6 billion and $2.0 billion at September 30, 2022 and June 30, 2022, respectively.
•Multi-family rental units closed totaled 230 compared to 298.
•Single-family rental homes closed totaled 1,754 compared to 84.

Consolidated Results:
•Consolidated revenues increased 11% to $9.7 billion compared to $8.8 billion.
•Consolidated pre-tax income decreased 18% to $1.8 billion compared to $2.2 billion.
•Consolidated pre-tax income was 18.3% of consolidated revenues compared to 24.8%.
•Income tax expense was $432.2 million compared to $524.0 million, and our effective tax rate was 24.2% compared to 24.0%.
•Net income attributable to D.R. Horton decreased 19% to $1.3 billion compared to $1.6 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 16% to $3.90 compared to $4.67.
•Stockholders’ equity was $21.7 billion compared to $19.4 billion and $18.1 billion at September 30, 2022 and June 30, 2022, respectively.
•Book value per common share increased to $64.03 compared to $56.39 and $52.00 at September 30, 2022 and June 30, 2022, respectively.
•Debt to total capital was 22.0% compared to 23.8% and 24.9% at September 30, 2022 and June 30, 2022, respectively. Net debt to total capital was 11.2% compared to 15.4% and 19.3% at September 30, 2022 and June 30, 2022, respectively.

Key financial results for the nine months ended June 30, 2023, as compared to the same period of 2022, were as follows:
Homebuilding:
•Homebuilding revenues increased 2% to $22.9 billion compared to $22.5 billion.
•Homes closed increased 1% to 59,989 homes, and the average closing price of those homes increased 1% to $381,100.
•Net sales orders decreased 5% to 59,403 homes, and the value of net sales orders decreased 11% to $22.3 billion.
•Home sales gross margin was 22.9% compared to 28.9%.
•Homebuilding SG&A expense was 7.2% of homebuilding revenues compared to 6.9%.
•Homebuilding pre-tax income was $3.6 billion compared to $4.9 billion.
•Homebuilding pre-tax income was 15.8% of homebuilding revenues compared to 21.9%.
•Net cash provided by homebuilding operations was $2.1 billion compared to $124.5 million.
Forestar:
•Forestar’s revenues decreased 22% to $887.1 million compared to $1.1 billion. Revenues in the current and prior year periods included $736.7 million and $977.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 34% to 9,054 compared to 13,777. Lots sold to D.R. Horton totaled 7,947 compared to 11,823.
•Forestar’s pre-tax income was $126.2 million compared to $169.4 million.
•Forestar’s pre-tax income was 14.2% of revenues compared to 14.9%.
Financial Services:
•Financial services revenues decreased 12% to $582.0 million compared to $660.8 million.
•Financial services pre-tax income decreased 31% to $197.9 million compared to $288.2 million.
•Financial services pre-tax income was 34.0% of financial services revenues compared to 43.6%.
Rental:
•Rental revenues were $1.2 billion compared to $489.1 million.
•Rental pre-tax income was $307.0 million compared to $215.1 million.
•Multi-family rental units closed totaled 530 compared to 775.
•Single-family rental homes closed totaled 3,169 compared to 678.
Consolidated Results:
•Consolidated revenues increased 5% to $25.0 billion compared to $23.8 billion.
•Consolidated pre-tax income decreased 23% to $4.3 billion compared to $5.6 billion.
•Consolidated pre-tax income was 17.2% of consolidated revenues compared to 23.3%.
•Income tax expense was $1.0 billion compared to $1.3 billion, and our effective tax rate was 23.9% compared to 23.7%.
•Net income attributable to D.R. Horton decreased 23% to $3.2 billion compared to $4.2 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 21% to $9.39 compared to $11.85.
•Net cash provided by operations was $2.3 billion compared to net cash used of $562.8 million.

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

State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region (Continued)
Colorado	Colorado Springs	Florida	Ocala
	Denver		Orlando
	Fort Collins		Pensacola/Panama City
Oregon	Bend		Port St. Lucie
	Eugene/Springfield		Tallahassee
	Medford		Tampa/Sarasota
	Portland/Salem		Volusia County
Utah	Salt Lake City		West Palm Beach
	St. George	Louisiana	Baton Rouge
Washington	Central Washington		Lake Charles/Lafayette
	Kennewick/Pasco/Richland	Mississippi	Gulf Coast
Seattle/Tacoma/Everett/Olympia
	Spokane		East Region
	Vancouver	Georgia	Atlanta
Augusta
	Southwest Region		Central Georgia
Arizona	Phoenix		Savannah
	Tucson		Valdosta
California	Bakersfield	North Carolina	Asheville
	Bay Area		Charlotte
	Fresno/Tulare		Greensboro/Winston-Salem
	Los Angeles County		New Bern/Greenville
	Modesto/Merced/Stockton		Raleigh/Durham
	Redding/Chico/Yuba City		Wilmington
	Riverside County	South Carolina	Charleston
	Sacramento		Columbia
	San Bernardino County		Greenville/Spartanburg
Hawaii	Oahu		Hilton Head
Nevada	Las Vegas		Myrtle Beach
	Reno	Tennessee	Chattanooga
New Mexico	Albuquerque		Knoxville
Memphis
	South Central Region		Nashville
Arkansas	Northwest Arkansas		Northeast Tennessee
Oklahoma	Oklahoma City
	Tulsa		North Region
Texas	Abilene	Delaware	Central Delaware
	Austin		Northern Delaware
	Beaumont	Illinois	Chicago
	Bryan/College Station	Indiana	Fort Wayne
	Corpus Christi		Indianapolis
	Dallas		Northwest Indiana
	Fort Worth	Iowa	Des Moines
	Houston		Iowa City/Cedar Rapids
	Killeen/Temple/Waco	Kentucky	Louisville
	Lubbock	Maryland	Baltimore
	Midland/Odessa		Suburban Washington, D.C.
	New Braunfels/San Marcos		Western Maryland
	San Antonio	Minnesota	Minneapolis/St. Paul
		Nebraska	Omaha
	Southeast Region	New Jersey	Northern New Jersey
Alabama	Birmingham		Southern New Jersey
	Huntsville	Ohio	Cincinnati
	Mobile/Baldwin County		Columbus
	Montgomery	Pennsylvania	Central Pennsylvania
	Tuscaloosa		Philadelphia
Florida	Fort Myers/Naples	Virginia	Northern Virginia
	Gainesville		Richmond
	Jacksonville		Virginia Beach/Williamsburg
	Lakeland		Western Virginia
	Melbourne/Vero Beach	West Virginia	Eastern West Virginia
Miami/Fort Lauderdale

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2023 and 2022.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	1,208	886	36%	$647.2	$532.8	21%	$535,800	$601,400	(11)%
Southwest	2,815	1,967	43%	1,345.6	1,038.1	30%	478,000	527,800	(9)%
South Central	6,078	5,176	17%	2,029.6	1,888.3	7%	333,900	364,800	(8)%
Southeast	6,021	3,979	51%	2,182.9	1,612.7	35%	362,500	405,300	(11)%
East	4,547	3,274	39%	1,615.0	1,265.8	28%	355,200	386,600	(8)%
North	2,210	1,411	57%	899.7	603.0	49%	407,100	427,400	(5)%
	22,879	16,693	37%	$8,720.0	$6,940.7	26%	$381,100	$415,800	(8)%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	3,491	3,456	1%	$1,831.0	$1,958.0	(6)%	$524,500	$566,600	(7)%
Southwest	6,064	6,863	(12)%	2,879.8	3,625.1	(21)%	474,900	528,200	(10)%
South Central	15,905	18,366	(13)%	5,145.2	6,346.3	(19)%	323,500	345,500	(6)%
Southeast	16,617	17,222	(4)%	5,972.9	6,538.5	(9)%	359,400	379,700	(5)%
East	11,342	11,019	3%	4,031.3	4,133.8	(2)%	355,400	375,200	(5)%
North	5,984	5,629	6%	2,413.0	2,344.8	3%	403,200	416,600	(3)%
	59,403	62,555	(5)%	$22,273.2	$24,946.5	(11)%	$375,000	$398,800	(6)%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2023	2022	2023	2022	2023	2022
Northwest	211	204	$115.8	$120.7	15%	19%
Southwest	487	646	241.7	314.7	15%	25%
South Central	1,427	1,801	491.9	614.2	19%	26%
Southeast	1,404	1,450	500.6	522.1	19%	27%
East	910	668	321.8	248.3	17%	17%
North	476	382	191.1	156.9	18%	21%
	4,915	5,151	$1,862.9	$1,976.9	18%	24%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2023	2022	2023	2022	2023	2022
Northwest	693	491	$381.3	$271.3	17%	12%
Southwest	1,440	1,535	720.6	726.4	19%	18%
South Central	4,605	4,590	1,594.4	1,524.3	22%	20%
Southeast	4,371	3,930	1,605.5	1,364.6	21%	19%
East	2,418	2,047	886.8	723.5	18%	16%
North	1,309	986	532.1	395.7	18%	15%
	14,836	13,579	$5,720.7	$5,005.8	20%	18%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 37% and decreased 5% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. The value of net sales orders increased 26% to $8.7 billion (22,879 homes) and decreased 11% to $22.3 billion (59,403 homes) for the three and nine months ended June 30, 2023, respectively, compared to $6.9 billion (16,693 homes) and $24.9 billion (62,555 homes) in the prior year periods. The average selling price of net sales orders during the three and nine months ended June 30, 2023 was $381,100 and $375,000, respectively, down 8% and 6% from the prior year periods.

Demand for new homes remained solid during the three months ended June 30, 2023 as our net sales orders only decreased 1% from the second quarter and increased 37% from the prior year quarter. Although inflationary pressures and mortgage interest rates remain elevated, demand improved during the second and third quarters due to typical seasonal factors, coupled with an increased use of incentives and pricing adjustments to adapt to changing market conditions. Although higher interest rates and economic uncertainty may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply.

The markets contributing most to the increases in sales order volume during the three months ended June 30, 2023 were: the Salt Lake City market in the Northwest; the Phoenix, Northern California and Las Vegas markets in the Southwest; the Houston and Fort Worth markets in the South Central; the Florida markets (particularly Tampa) in the Southeast; the Carolina markets (particularly Raleigh) in the East; and the Indiana and Ohio markets in the North.

The number of net sales orders decreased 5% in the nine months ended June 30, 2023 compared to the prior year period. The markets contributing most to the decreases in sales order volume were the Southern California and Phoenix markets in the Southwest and the Dallas and San Antonio markets in the South Central.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 18% and 20% in the three and nine months ended June 30, 2023, respectively, compared to 24% and 18% in the prior year periods.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	744	1,045	(29)%	$393.7	$596.4	(34)%	$529,200	$570,700	(7)%
Southwest	1,928	3,497	(45)%	956.5	1,785.6	(46)%	496,100	510,600	(3)%
South Central	4,807	9,935	(52)%	1,617.6	3,565.7	(55)%	336,500	358,900	(6)%
Southeast	6,001	7,973	(25)%	2,308.0	3,204.9	(28)%	384,600	402,000	(4)%
East	3,959	4,857	(18)%	1,432.2	1,926.2	(26)%	361,800	396,600	(9)%
North	1,747	1,937	(10)%	739.7	838.8	(12)%	423,400	433,000	(2)%
	19,186	29,244	(34)%	$7,447.7	$11,917.6	(38)%	$388,200	$407,500	(5)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	1,209	1,194	1%	$653.6	$673.9	(3)%	$540,600	$564,400	(4)%
Southwest	2,316	2,539	(9)%	1,120.1	1,288.9	(13)%	483,600	507,600	(5)%
South Central	6,477	6,117	6%	2,169.7	2,077.3	4%	335,000	339,600	(1)%
Southeast	6,616	5,740	15%	2,384.0	2,111.7	13%	360,300	367,900	(2)%
East	4,102	3,782	8%	1,464.2	1,385.4	6%	356,900	366,300	(3)%
North	2,265	1,936	17%	911.5	799.2	14%	402,400	412,800	(3)%
	22,985	21,308	8%	$8,703.1	$8,336.4	4%	$378,600	$391,200	(3)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	3,471	3,365	3%	$1,864.4	$1,859.3	—%	$537,100	$552,500	(3)%
Southwest	5,896	6,804	(13)%	2,828.2	3,335.4	(15)%	479,700	490,200	(2)%
South Central	16,893	17,164	(2)%	5,609.9	5,606.0	—%	332,100	326,600	2%
Southeast	17,654	16,568	7%	6,483.1	5,868.2	10%	367,200	354,200	4%
East	10,469	10,379	1%	3,814.0	3,677.0	4%	364,300	354,300	3%
North	5,606	5,252	7%	2,262.4	2,146.1	5%	403,600	408,600	(1)%
	59,989	59,532	1%	$22,862.0	$22,492.0	2%	$381,100	$377,800	1%

Home Sales Revenue

Revenues from home sales were $8.7 billion (22,985 homes closed) for the three months ended June 30, 2023 compared to $8.3 billion (21,308 homes closed) in the prior year period. Revenues from home sales were $22.9 billion (59,989 homes closed) for the nine months ended June 30, 2023 compared to $22.5 billion (59,532 homes closed) in the prior year period.

The number of homes closed increased 8% and 1% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. The markets contributing most to the increases in closings volume in both periods were the Indianapolis market in the North and the Florida markets (particularly Tampa) in the Southeast. The largest decrease in closings volume was in our Southwest region and was primarily due to the California markets (particularly Southern California) in both periods.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Gross profit – home sales	23.3%	30.1%	22.9%	28.9%
Gross profit – land/lot sales and other	14.4%	36.0%	47.9%	34.0%
Inventory and land option charges	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Gross profit – total homebuilding	23.2%	30.0%	22.8%	28.8%
Selling, general and administrative expense	6.7%	6.6%	7.2%	6.9%
Other (income) expense	(0.3)%	—%	(0.2)%	(0.1)%
Homebuilding pre-tax income	16.8%	23.4%	15.8%	21.9%

Home Sales Gross Profit

Gross profit from home sales decreased to $2.0 billion in the three months ended June 30, 2023 from $2.5 billion in the prior year period and decreased 680 basis points to 23.3% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 700 basis points due to the average cost of our homes closed increasing while the average selling price of those homes decreased, partially offset by 20 basis points due to a decrease in warranty and construction defect costs.

Gross profit from home sales decreased to $5.2 billion in the nine months ended June 30, 2023 from $6.5 billion in the prior year period and decreased 600 basis points to 22.9% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 620 basis points due to the average cost of our homes closed increasing by more than the average selling price of those homes, partially offset by 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changing market conditions and higher mortgage interest rates, we increased our use of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We expect to continue offering a higher level of incentives throughout fiscal 2023 as compared to fiscal 2022.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $30.5 million and $85.2 million in the three and nine months ended June 30, 2023, respectively, and $11.4 million and $42.0 million in the comparable periods of fiscal 2022.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2023, our homebuilding operations had $8.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were no impairment charges recorded in our homebuilding segment during the three months ended June 30, 2023 and $5.7 million of impairments recorded in our homebuilding segment during the nine months ended June 30, 2023. There were no impairment charges recorded in our homebuilding segment in the prior year periods.

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

During the three and nine months ended June 30, 2023, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $9.0 million and $41.7 million, respectively, compared to $9.5 million and $23.2 million in the same periods of fiscal 2022.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 6% to $584.9 million and $1.7 billion in the three and nine months ended June 30, 2023, respectively, from $553.2 million and $1.6 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 6.7% and 7.2% in the three and nine months ended June 30, 2023, respectively, compared to 6.6% and 6.9% in the prior year periods.

Employee compensation and related costs were $502.3 million and $1.4 billion in the three and nine months ended June 30, 2023, respectively, compared to $445.7 million and $1.3 billion in the same periods of fiscal 2022. Employee compensation and related costs represented 86% and 83% of SG&A costs in the three and nine months ended June 30, 2023, respectively, compared to 81% and 82% in the prior year periods. These costs increased 13% and 8% in the three and nine months ended June 30, 2023, respectively, from the prior year periods. Our homebuilding operations employed 9,584 and 9,590 people at June 30, 2023 and 2022, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations was $17.2 million and $57.1 million in the three and nine months ended June 30, 2023, respectively, compared to $27.9 million and $78.3 million in the prior year periods. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2023 compared to 0.5% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations increased to $26.4 million and $54.1 million in the three and nine months ended June 30, 2023, respectively, from $3.7 million and $11.6 million in the prior year periods, primarily due to an increase in interest income. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisitions

In December 2022, we acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory, 3,000 lots and a sales order backlog of 100 homes.

In June 2023, we acquired the homebuilding operations of Truland Homes for approximately $100 million in cash. Truland Homes operates in Baldwin County, Alabama and Northwest Florida. The assets acquired included approximately 155 homes in inventory, 620 lots and a sales order backlog of 55 homes. We also acquired control of approximately 660 additional lots through land purchase contracts.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2023			2022
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$661.1	$105.6	16.0%	$674.0	$161.0	23.9%
Southwest	1,134.3	131.2	11.6%	1,289.2	288.3	22.4%
South Central	2,175.0	407.2	18.7%	2,080.4	527.2	25.3%
Southeast	2,384.5	459.8	19.3%	2,118.9	532.4	25.1%
East	1,464.4	262.0	17.9%	1,385.8	309.9	22.4%
North	914.3	98.6	10.8%	799.5	135.9	17.0%
	$8,733.6	$1,464.4	16.8%	$8,347.8	$1,954.7	23.4%

	Nine Months Ended June 30,
	2023			2022
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$1,872.6	$260.6	13.9%	$1,879.9	$421.0	22.4%
Southwest	2,858.3	296.9	10.4%	3,335.9	674.2	20.2%
South Central	5,622.8	956.8	17.0%	5,613.1	1,297.5	23.1%
Southeast	6,486.9	1,252.8	19.3%	5,876.4	1,430.1	24.3%
East	3,815.2	634.9	16.6%	3,680.1	778.1	21.1%
North	2,291.4	224.7	9.8%	2,148.6	339.7	15.8%
	$22,947.2	$3,626.7	15.8%	$22,534.0	$4,940.6	21.9%
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

Northwest Region — Homebuilding revenues decreased 2% in the three months and were essentially flat in the nine months ended June 30, 2023 compared to the prior year periods. The region generated pre-tax income of $105.6 million and $260.6 million in the three and nine months ended June 30, 2023, respectively, compared to $161.0 million and $421.0 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 730 and 820 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing while the average selling price decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 80 and 50 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to a slight increase in SG&A expenses.

Southwest Region — Homebuilding revenues decreased 12% and 14% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our California markets. The region generated pre-tax income of $131.2 million and $296.9 million in the three and nine months ended June 30, 2023, respectively, compared to $288.3 million and $674.2 million in the prior year periods. Home sales gross profit percentage decreased by 1,030 and 870 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing while the average selling price decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 60 and 110 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues increased 5% in the three months and were essentially flat in the nine months ended June 30, 2023 compared to the prior year periods. The region generated pre-tax income of $407.2 million and $956.8 million in the three and nine months ended June 30, 2023, respectively, compared to $527.2 million and $1.3 billion in the prior year periods. Home sales gross profit percentage decreased by 650 and 590 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased 30 basis points in both the three and nine months ended June 30, 2023 compared to the prior year periods, primarily due to increases in SG&A expenses.

Southeast Region — Homebuilding revenues increased 13% and 10% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our Florida markets. The region generated pre-tax income of $459.8 million and $1.3 billion in the three and nine months ended June 30, 2023, respectively, compared to $532.4 million and $1.4 billion in the prior year periods. Home sales gross profit percentage decreased by 690 and 530 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses decreased by 80 and 20 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues increased 6% and 4% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. The region generated pre-tax income of $262.0 million and $634.9 million in the three and nine months ended June 30, 2023, respectively, compared to $309.9 million and $778.1 million in the prior year periods. Home sales gross profit percentage decreased by 460 and 440 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing by more than the average selling price. As a percentage of homebuilding revenues, SG&A expenses increased by 10 and 30 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to increases in SG&A expenses.

North Region — Homebuilding revenues increased 14% and 7% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our Indianapolis market. The region generated pre-tax income of $98.6 million and $224.7 million in the three and nine months ended June 30, 2023, respectively, compared to $135.9 million and $339.7 million in the prior year periods. Home sales gross profit percentage decreased by 630 and 620 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing while the average selling price decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 30 and 60 basis points in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods, primarily due to increases in SG&A expenses.

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

Our homebuilding segment’s inventories at June 30, 2023 and September 30, 2022 are summarized as follows:

	June 30, 2023
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$835.7	$1,058.2	$—	$0.5	$1,894.4
Southwest	1,403.1	1,734.7	6.7	1.5	3,146.0
South Central	2,104.6	1,733.6	0.3	0.4	3,838.9
Southeast	2,483.3	1,472.0	13.2	4.9	3,973.4
East	1,470.9	1,424.2	—	0.5	2,895.6
North	1,068.8	927.1	—	0.5	1,996.4
Corporate and unallocated (1)	126.4	106.8	0.3	0.1	233.6
	$9,492.8	$8,456.6	$20.5	$8.4	$17,978.3

	September 30, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$854.9	$945.1	$—	$2.2	$1,802.2
Southwest	1,328.7	1,447.2	7.2	18.6	2,801.7
South Central	2,304.9	1,625.4	0.3	1.1	3,931.7
Southeast	2,692.7	1,385.2	13.2	—	4,091.1
East	1,389.3	1,153.4	—	—	2,542.7
North	1,251.9	676.7	—	7.1	1,935.7
Corporate and unallocated (1)	129.1	89.5	0.3	0.4	219.3
	$9,951.5	$7,322.5	$21.0	$29.4	$17,324.4
__________

(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2023 and September 30, 2022 are summarized as follows:

	June 30, 2023
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	14,100	23,000	37,100	2,900
Southwest	22,400	30,300	52,700	5,000
South Central	37,200	62,200	99,400	11,700
Southeast	23,400	132,000	155,400	12,400
East	25,500	115,700	141,200	7,400
North	14,900	54,400	69,300	4,400
	137,500	417,600	555,100	43,800
	25%	75%	100%

	September 30, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,100	32,200	43,300	2,900
Southwest	22,100	36,500	58,600	4,900
South Central	37,800	66,500	104,300	12,400
Southeast	24,700	138,600	163,300	14,200
East	22,700	105,700	128,400	6,800
North	12,700	62,600	75,300	5,200
	131,100	442,100	573,200	46,400
	23%	77%	100%
___________________

(1)Land/lots owned included approximately 45,800 and 37,600 owned lots that are fully developed and ready for home construction at June 30, 2023 and September 30, 2022, respectively. Land/lots owned also included land held for development representing 400 lots at both June 30, 2023 and September 30, 2022.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2023 and September 30, 2022 was $19.8 billion and $19.7 billion, respectively, secured by earnest money deposits of $1.7 billion and $1.6 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2023 and September 30, 2022 included $1.3 billion and $1.4 billion, respectively, related to lot purchase contracts with Forestar, secured by $121.2 million and $131.7 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2023 included approximately 30,500 lots owned or controlled by Forestar, 13,600 of which our homebuilding divisions had under contract to purchase and 16,900 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 13,300 lots were in our Southeast region, 6,000 lots were in our East region, 4,400 lots were in our South Central region, 3,200 lots were in our North region, 3,000 lots were in our Southwest region and 600 lots were in our Northwest region. Lots controlled at September 30, 2022 included approximately 36,700 lots owned or controlled by Forestar, 17,800 of which our homebuilding divisions had under contract to purchase and 18,900 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 25,000 and 27,200 of our homes in inventory were unsold at June 30, 2023 and September 30, 2022, respectively. At June 30, 2023, approximately 5,700 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2022, approximately 4,400 of our unsold homes were completed, of which approximately 90 homes had been completed for more than six months. Homes in inventory exclude approximately 2,000 and 1,800 model homes at June 30, 2023 and September 30, 2022, respectively.

RESULTS OF OPERATIONS – FORESTAR

At June 30, 2023, we owned 63% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 52 markets across 20 states as of June 30, 2023. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total revenues	$368.9	$308.5	$887.1	$1,137.7
Cost of land/lot sales and other	283.0	233.6	675.1	895.9
Inventory and land option charges	0.9	1.0	23.6	7.0
Total cost of sales	283.9	234.6	698.7	902.9
Selling, general and administrative expense	26.4	24.1	71.3	69.9
Other (income) expense	(3.8)	(2.9)	(9.1)	(4.5)
Income before income taxes	$62.4	$52.7	$126.2	$169.4

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	Lots Closed		Value (In millions)
	2023	2022	2023	2022
Residential single-family lots sold
Lots sold to D.R. Horton	3,187	3,038	$271.0	$258.1
Total lots sold	3,812	3,473	$334.8	$295.1
Tract acres sold to D.R. Horton	45	0	$22.8	$—

	Nine Months Ended June 30,
	Lots Closed		Value (In millions)
	2023	2022	2023	2022
Residential single-family lots sold
Lots sold to D.R. Horton	7,947	11,823	$681.4	$977.8
Total lots sold	9,054	13,777	$794.3	$1,108.2
Tract acres sold to D.R. Horton	424	0	$55.3	$—

	June 30, 2023	September 30, 2022
Residential single-family lots in inventory and under contract
Lots owned	53,700	61,800
Lots controlled through land purchase contracts	19,300	28,300
Total lots owned and controlled	73,000	90,100

Owned lots under contract to sell to D.R. Horton	13,600	17,800
Owned lots under contract to customers other than D.R. Horton	1,300	1,400
Total owned lots under contract	14,900	19,200

Owned lots subject to right of first offer with D.R. Horton	16,900	18,900
Owned lots fully developed	7,800	5,500

At June 30, 2023 and September 30, 2022, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $1.9 billion and $2.0 billion, respectively.

Forestar’s inventory and land option charges during the nine months ended June 30, 2023 and 2022 included impairment charges of $19.4 million and $3.8 million, respectively. There were no inventory impairments recorded during the three month periods ended June 30, 2023 and 2022.

SG&A expense for the three and nine months ended June 30, 2023 included charges of $0.9 million and $2.8 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.1 million and $3.1 million, respectively, in the same periods of fiscal 2022.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	17,011	14,772	15%	45,172	40,412	12%
Number of homes closed by D.R. Horton	22,985	21,308	8%	59,989	59,532	1%
Percentage of D.R. Horton homes financed by DHI Mortgage	74%	69%		75%	68%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	17,044	14,783	15%	45,223	40,465	12%
Total number of loans originated or brokered by DHI Mortgage	17,146	15,007	14%	45,502	41,198	10%
Captive business percentage	99%	99%		99%	98%
Loans sold by DHI Mortgage to third parties	16,091	15,651	3%	45,242	41,249	10%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(In millions)
Loan origination and other fees	$19.9	$13.6	46%	$51.5	$34.6	49%
Gains on sale of mortgage loans and mortgage servicing rights	157.9	195.3	(19)%	391.6	497.3	(21)%
Servicing income	1.0	0.8	25%	4.0	1.8	122%
Total mortgage operations revenues	178.8	209.7	(15)%	447.1	533.7	(16)%
Title policy premiums	49.7	44.6	11%	134.9	127.1	6%
Total revenues	228.5	254.3	(10)%	582.0	660.8	(12)%
General and administrative expense	154.7	137.3	13%	435.7	400.6	9%
Other (income) expense	(20.3)	(11.3)	80%	(51.6)	(28.0)	84%
Financial services pre-tax income	$94.1	$128.3	(27)%	$197.9	$288.2	(31)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
General and administrative expense	67.7%	54.0%	74.9%	60.6%
Other (income) expense	(8.9)%	(4.4)%	(8.9)%	(4.2)%
Financial services pre-tax income	41.2%	50.5%	34.0%	43.6%

Mortgage Loan Activity

The volume of loans originated by our mortgage operations is directly related to the number of homes closed by our homebuilding operations. In the three and nine months ended June 30, 2023, while the number of homes closed by our homebuilding operations increased 8% and 1%, respectively, from the prior year periods, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 15% and 12%, respectively, due to an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing.

Homes closed by our homebuilding operations constituted 99% of DHI Mortgage loan originations in both the three and nine months ended June 30, 2023 compared to 99% and 98%, respectively, in the prior year periods. These percentages reflect DHI Mortgage’s consistent focus on the captive business provided by our homebuilding operations.

The number of loans sold increased 3% and 10% in the three and nine months ended June 30, 2023, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2023 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2023, approximately 59% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 39% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Revenues from our mortgage operations decreased 15% to $178.8 million and 16% to $447.1 million in the three and nine months ended June 30, 2023, respectively, from $209.7 million and $533.7 million in the prior year periods. The decreases were primarily due to lower gains on sales of mortgages resulting from a more competitive environment in the mortgage industry due to rising interest rates. Revenues from our title operations increased 11% to $49.7 million and 6% to $134.9 million in the three and nine months ended June 30, 2023, respectively, from $44.6 million and $127.1 million in the prior year periods.

General and administrative (G&A) expense related to our financial services operations increased 13% to $154.7 million and 9% to $435.7 million in the three and nine months ended June 30, 2023, respectively, from $137.3 million and $400.6 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 67.7% and 74.9% in the three and nine months ended June 30, 2023, respectively, compared to 54.0% and 60.6% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,845 and 3,069 people at June 30, 2023 and 2022, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary.

Primarily as a result of the reduction in revenue and operating margin of our mortgage operations, pre-tax income from our financial services operations decreased 31% to $197.9 million in the nine months ended June 30, 2023 from $288.2 million in the prior year period.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style multi-family rental communities typically accommodating 200 to 400 dwelling units in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. Results of operations for the rental segment for the three and nine months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Single-family rental	$589.6	$39.5	$1,041.6	$292.7
Multi-family rental and other	77.5	70.2	177.0	196.4
Total revenues	667.1	109.7	1,218.6	489.1
Cost of sales
Single-family rental	411.1	16.5	705.5	130.3
Multi-family rental and other	47.8	34.5	96.0	95.9
Total cost of sales	458.9	51.0	801.5	226.2
Selling, general and administrative expense	80.0	22.8	181.0	64.2
Other (income) expense	(33.9)	(6.7)	(70.9)	(16.4)
Income before income taxes	$162.1	$42.6	$307.0	$215.1

At June 30, 2023, our rental property inventory of $3.3 billion included $1.9 billion of inventory related to our single-family rental operations and $1.4 billion of inventory related to our multi-family rental operations. At September 30, 2022, our rental property inventory of $2.6 billion included $1.7 billion of inventory related to our single-family rental operations and $897.2 million of inventory related to our multi-family rental operations.

The following tables provide further information regarding our rental operations as of and for the three and nine months ended June 30, 2023 and 2022:

	Rental Homes/Units Sold and Closed
	Three Months Ended June 30,
	Homes/Units Closed		Value (In millions)
	2023	2022	2023	2022
Single-family rental homes	1,754	84	$589.6	$39.5
Multi-family rental units	230	298	77.5	69.3
	1,984	382	$667.1	$108.8

	Nine Months Ended June 30,
	Homes/Units Closed		Value (In millions)
	2023	2022	2023	2022
Single-family rental homes	3,169	678	$1,041.6	$292.7
Multi-family rental units	530	775	177.0	195.5
	3,699	1,453	$1,218.6	$488.2

			Rental Inventory
			June 30, 2023	September 30, 2022
Single-family rental homes (1)			7,570	7,400
Single-family rental lots (2)			3,650	6,680
Multi-family rental units (3)			8,800	6,110
________________________
See footnotes on following page.

(1)Single-family rental homes include 6,270 and 3,530 completed homes at June 30, 2023 and September 30, 2022, respectively.
(2)Single-family rental lots include 1,440 and 1,770 finished lots at June 30, 2023 and September 30, 2022, respectively.
(3)Multi-family rental units at June 30, 2023 consist of 6,920 units under active construction and 1,880 units that were substantially complete and in the lease-up phase. Multi-family rental units at September 30, 2022 consist of 5,810 units under active construction and 300 units that were substantially complete and in the lease-up phase.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, Forestar, financial services and rental operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets, own non-residential real estate including ranch land and improvements and own and operate energy-related assets. The pre-tax income of all of our subsidiaries engaged in other business activities was $0.2 million and $22.1 million in the three and nine months ended June 30, 2023, respectively, compared to $16.0 million and $40.2 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2023 was $1.8 billion and $4.3 billion, respectively, compared to $2.2 billion and $5.6 billion in the prior year periods. The decrease was primarily due to a decrease in the pre-tax income of our homebuilding operations as a result of a decrease in home sales gross margin.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2023 was $432.2 million and $1.0 billion, respectively, compared to $524.0 million and $1.3 billion in the prior year periods. Our effective tax rate was 24.2% and 23.9% for the three and nine months ended June 30, 2023, respectively, compared to 24.0% and 23.7% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $139.6 million at June 30, 2023 compared to $159.0 million at September 30, 2022. We have a valuation allowance of $17.8 million and $17.9 million at June 30, 2023 and September 30, 2022, respectively, related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL, state capital loss and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions.

We have continued to increase our investments in our homebuilding and rental inventories to expand our operations. We are also returning capital to our shareholders through dividend payments and repurchases of our common stock. We are maintaining significant homebuilding cash balances and liquidity to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At June 30, 2023, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $6.1 billion, of which $2.2 billion is payable within 12 months and includes $1.7 billion outstanding under our mortgage repurchase facilities and $400 million principal amount of 5.75% homebuilding senior notes due August 2023 that we redeemed early in July 2023. At June 30, 2023, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 22.0% compared to 23.8% at September 30, 2022 and 24.9% at June 30, 2022. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 11.2% at June 30, 2023 compared to 15.4% at September 30, 2022 and 19.3% at June 30, 2022.

At June 30, 2023, our ratio of homebuilding debt to total capital (homebuilding notes payable divided by stockholders’ equity plus homebuilding notes payable) was 11.1% compared to 13.2% at September 30, 2022 and 17.0% at June 30, 2022. Our net homebuilding debt to total capital (homebuilding notes payable net of cash divided by stockholders’ equity plus homebuilding notes payable net of cash) was 0.7% at June 30, 2023 compared to 4.4% at September 30, 2022 and 12.1% at June 30, 2022. Over the long term, we intend to maintain our ratio of homebuilding debt to total capital below 25%, and we expect it to remain below 15% throughout fiscal 2023 and 2024. We believe that the ratio of homebuilding debt to total capital is useful in understanding the leverage employed in our homebuilding operations and comparing our capital structure with other homebuilders. We exclude the debt of Forestar, DRH Rental and our financial services business because they are separately capitalized and not guaranteed by our parent company or any of our homebuilding entities.

At June 30, 2023, we had outstanding letters of credit of $253.2 million and surety bonds of $3.0 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. At June 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facility and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2023, cash and cash equivalents of our homebuilding segment totaled $2.6 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At June 30, 2023, there were no borrowings outstanding and $223.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2023, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — In February 2023, we repaid $300 million principal amount of our 4.75% senior notes at maturity. At June 30, 2023, we had $2.5 billion principal amount of homebuilding senior notes outstanding that were scheduled to mature from August 2023 through October 2027. In July 2023, we redeemed $400 million principal amount of our 5.75% senior notes due August 2023. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2023, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2023, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior stock repurchase authorization. During the nine months ended June 30, 2023, we repurchased 7.7 million shares at a total cost including commissions and excise taxes of $764.2 million. At June 30, 2023, the full amount of the debt repurchase authorization was remaining, and $657.1 million of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2023, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 35.3% compared to 37.1% at September 30, 2022 and 38.1% at June 30, 2022. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 19.1% compared to 26.9% at September 30, 2022 and 32.8% at June 30, 2022.

Cash and Cash Equivalents — At June 30, 2023, Forestar had cash and cash equivalents of $401.0 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2023, there were no borrowings outstanding and $29.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $380.2 million.

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

Unsecured Debt — As of June 30, 2023, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

At June 30, 2023, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, financial services or rental operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2023, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2023, there were no shares of common stock issued under Forestar’s ATM program. At June 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2023, cash and cash equivalents of our financial services segment totaled $253.0 million.

Mortgage Repurchase Facilities — Our mortgage subsidiary, DHI Mortgage, has two mortgage repurchase facilities, one of which is committed and the other of which is uncommitted, that provide financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the purchased loans upon their sale to third-party purchasers in the secondary market or within specified time frames in accordance with the terms of the mortgage repurchase facilities.

The committed mortgage repurchase facility has a total capacity of $2.0 billion and a maturity date of February 16, 2024. The capacity of the committed mortgage repurchase facility can be increased to $2.3 billion subject to the availability of additional commitments. At June 30, 2023, DHI Mortgage had an obligation of $1.39 billion under the committed mortgage repurchase facility at a 6.7% annual interest rate.

In April 2023, DHI Mortgage entered into a master repurchase agreement providing for a mortgage repurchase facility with an uncommitted borrowing capacity of up to $300 million. At June 30, 2023, DHI Mortgage had an obligation of $299.7 million under the uncommitted mortgage repurchase facility at a 6.5% annual interest rate.

As of June 30, 2023, $2.03 billion of mortgage loans held for sale with a collateral value of $1.99 billion were pledged under the committed mortgage repurchase facility, and $376.5 million of mortgage loans held for sale with a collateral value of $360.0 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2023, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or rental operations.

In the past, DHI Mortgage has been able to renew or extend its committed mortgage repurchase facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the credit agreement during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the committed mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Capital Resources - Rental

During the first nine months of fiscal 2023, we continued to increase the investment in our rental operations. The inventory in our rental segment totaled $3.3 billion at June 30, 2023 compared to $2.6 billion at September 30, 2022 and $2.0 billion at June 30, 2022.

Cash and Cash Equivalents — At June 30, 2023, cash and cash equivalents of our rental segment totaled $133.4 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. Availability under the revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $575 million and $375 million, respectively, during the nine months ended June 30, 2023. At June 30, 2023, there were $1.0 billion of borrowings outstanding at a 7.5% annual interest rate, and no letters of credit issued under the facility, resulting in available capacity of $25.0 million.

The revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2023, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

DRH Rental’s revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Operating Cash Flow Activities

In the nine months ended June 30, 2023, net cash provided by operating activities was $2.3 billion compared to $562.8 million of cash used in operating activities in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $2.1 billion, $136.1 million and $13.9 million of cash provided by our homebuilding, Forestar and financial services segments, respectively, partially offset by $78.1 million of cash used in our rental segment.

Cash provided by a decrease in construction in progress and finished home inventory was $576.2 million in the current year period compared to cash used to increase construction in progress and finished home inventory of $3.1 billion in the prior year period, reflecting a decrease in our homes in inventory in the current period. Cash used to increase residential land and lots was $915.0 million in the current year period compared to $1.0 billion in the prior year period.

In the nine months ended June 30, 2023, cash used to increase our rental inventories was $777.3 million compared to $1.1 billion in the prior year period, which reflects our ongoing investments in our rental platform.

Investing Cash Flow Activities

In the nine months ended June 30, 2023, net cash used in investing activities was $308.5 million compared to $372.9 million in the prior year period. In the current year period, uses of cash included the acquisitions of the homebuilding operations of Riggins Custom Homes for $107 million and Truland Homes for approximately $100 million and purchases of property and equipment totaling $108.3 million. In the prior year period, uses of cash included the acquisition of Vidler Water Resources, Inc. for $271.5 million, net of the cash acquired, and purchases of property and equipment totaling $108.0 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2023, the net cash used in financing activities consisted primarily of repayment of $300 million principal amount of our 4.75% homebuilding senior notes, cash used to repurchase shares of our common stock of $759.6 million and payment of cash dividends totaling $256.9 million. These uses of cash were partially offset by net borrowings on DRH Rental’s revolving credit facility of $200 million and net advances on our mortgage repurchase facility of $67.3 million.

During the nine months ended June 30, 2022, the net cash used in financing activities consisted primarily of cash used to repurchase shares of our common stock of $859.7 million, payment of cash dividends totaling $238.4 million and net payments on our mortgage repurchase facility of $88.9 million. These uses of cash were partially offset by net borrowings on our homebuilding revolving credit facility of $400 million and draws on DRH Rental’s revolving credit facility of $175 million.

During each of the first three quarters of fiscal 2023, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, the most recent of which was paid on May 10, 2023 to stockholders of record on May 3, 2023. In July 2023, our Board of Directors approved a quarterly cash dividend of $0.25 per common share, payable on August 14, 2023 to stockholders of record on August 7, 2023. Cash dividends declared and paid in the three and nine months ended June 30, 2023 totaled $85.2 million and $256.9 million, respectively. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2023, D.R. Horton, Inc. had $2.5 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2023	September 30, 2022
	(In millions)
Assets
Cash	$2,478.5	$1,974.6
Inventories	18,394.0	18,096.5
Amount due from Non-Guarantor Subsidiaries	1,328.8	1,034.9
Total assets	25,484.9	24,001.0
Liabilities & Stockholders’ Equity
Notes payable	$2,593.7	$2,878.3
Total liabilities	6,046.2	6,345.8
Stockholders’ equity	19,438.7	17,655.2

Summarized Statement of Operations Data	Nine Months Ended June 30, 2023	Year Ended September 30, 2022
	(In millions)
Revenues	$22,887.5	$31,890.0
Cost of sales	17,665.0	22,794.1
Selling, general and administrative expense	1,622.5	2,128.5
Income before income taxes	3,626.2	6,946.0
Net income	2,760.3	5,372.7

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2022, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2022, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2022, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2023 and September 30, 2022, we had reserves for approximately 625 and 560 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2023, we established reserves for approximately 240 new construction defect claims and resolved 175 construction defect claims for a total cost of $25.5 million. At June 30, 2022 and September 30, 2021, we had reserves for approximately 540 and 380 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2022, we established reserves for approximately 285 new construction defect claims and resolved 125 construction defect claims for a total cost of $19.4 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2023 and 2022 was not significant, is recognized in current earnings. At June 30, 2023, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.0 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.9 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.3 billion at June 30, 2023.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2023 and September 30, 2022, we had MBS totaling $1.2 billion and $532.4 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $10.0 million and $4.8 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2023. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2023.

	Three Months Ending September 30, 2023	Fiscal Year Ending September 30,							Fair Value at June 30, 2023
		2024	2025	2026	2027	2028	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$538.5	$24.3	$522.7	$943.1	$607.2	$800.0	$—	$3,435.8	$3,179.0
Average interest rate	5.6%	4.4%	2.8%	3.5%	1.5%	3.0%	—%	3.3%
Variable rate	$1,685.6	$—	$—	$1,000.0	$—	$—	$—	$2,685.6	$2,685.6
Average interest rate	6.7%	—%	—%	7.5%	—%	—%	—%	7.0%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended June 30, 2023. All share repurchases during the quarter were made in accordance with the safe harbor provisions of Rule 10b-18 under the Exchange Act.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 1, 2023 - April 30, 2023	381,849	$108.50	381,849	$958.6
May 1, 2023 - May 31, 2023	2,219,772	108.99	2,219,772	716.6
June 1, 2023 - June 30, 2023	519,747	114.60	519,747	657.1
Total	3,121,368	$109.87	3,121,368	$657.1
_________________
(1) Effective April 18, 2023, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the previous authorization that was effective as of April 19, 2022. The authorization has no expiration date. During the three months ended June 30, 2023, we repurchased 3.1 million shares of our common stock at a total cost, including commissions and excise taxes, of $342.9 million. At June 30, 2023, there was $657.1 million remaining on the repurchase authorization.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

D.R. HORTON, INC.
Date:	July 24, 2023	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 24, 2023	By:	/s/ Aron M. Odom
Aron M. Odom
Vice President and Controller
(Principal Accounting Officer)