Form 10-K
period 2023-09-30
HORTON D R INC /DE/
filed 2023-11-17
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $32.9 billion based on the closing price as reported on the New York Stock Exchange.
As of November 13, 2023, there were 333,184,374 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2023 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 118 markets across 33 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange (NYSE) under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing capital and building teams of people in our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. We have closed more than 1,000,000 homes during our 45-year history, and we have been the largest volume homebuilder in the United States each year since 2002.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business, generating 90% of our consolidated revenues of $35.5 billion in fiscal 2023, 95% of consolidated revenues of $33.5 billion in fiscal 2022 and 96% of consolidated revenues of $27.8 billion in fiscal 2021. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 90% of our home sales revenue in fiscal 2023 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $200,000 to more than $1,000,000. For the year ended September 30, 2023, our homebuilding operations closed 82,917 homes with an average closing price of $381,600.

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, the majority of which are apartment communities. For the year ended September 30, 2023, our rental operations closed 6,175 single-family rental homes and 2,112 multi-family rental units.

At September 30, 2023, we owned 63% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the NYSE under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts. For the year ended September 30, 2023, Forestar sold 14,040 lots to homebuilders, including 12,249 lots sold to D.R. Horton.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers after origination. For the year ended September 30, 2023, DHI Mortgage originated or brokered 63,135 mortgage loans. Our wholly-owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented as other.

Available Information

We make available, as soon as reasonably practicable, on our website, www.drhorton.com, all of our reports filed with or furnished to the Securities and Exchange Commission (SEC). These reports can be found on the “Investor Relations” section of our website under “Financial Information” and include our annual and quarterly reports on Form 10-K and 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Code of Ethical Conduct for the Chief Executive Officer, Chief Financial Officer and senior financial officers, are available on the “Investor Relations” section of our website under “ESG.” Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

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

Homebuilding Markets

Our homebuilding business operates in 118 markets across 33 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

We conduct our homebuilding operations in the geographic regions, states and markets listed below. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Birmingham	Delaware	Southern Delaware
	Denver		Huntsville		Northern Delaware
	Fort Collins		Mobile/Baldwin County	Illinois	Chicago
Oregon	Bend		Montgomery	Indiana	Fort Wayne
	Eugene/Springfield		Tuscaloosa		Indianapolis
	Medford	Florida	Fort Myers/Naples		Northwest Indiana
	Portland/Salem		Gainesville	Iowa	Des Moines
Utah	Salt Lake City		Jacksonville		Iowa City/Cedar Rapids
	St. George		Lakeland	Kentucky	Louisville
Washington	Central Washington		Melbourne/Vero Beach	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Panama City	Minnesota	Minneapolis/St. Paul
			Pensacola	Nebraska	Omaha
	Southwest Region		Port St. Lucie	New Jersey	Northern New Jersey
Arizona	Phoenix		Tallahassee		Southern New Jersey
	Tucson		Tampa/Sarasota	Ohio	Cincinnati
California	Bakersfield		Volusia County		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Jackson		Richmond
	Riverside County				Virginia Beach/Williamsburg
	Sacramento		East Region		Western Virginia
	San Bernardino County	Georgia	Atlanta	West Virginia	Eastern West Virginia
Hawaii	Oahu		Augusta
Nevada	Las Vegas		Central Georgia
	Reno		Savannah
New Mexico	Albuquerque		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Northwest Arkansas		Greensboro/Winston-Salem
Oklahoma	Oklahoma City		New Bern/Greenville
	Tulsa		Raleigh/Durham
Texas	Abilene		Wilmington
	Austin	South Carolina	Charleston
	Beaumont		Columbia
	Bryan/College Station		Greenville/Spartanburg
	Corpus Christi		Hilton Head
	Dallas		Myrtle Beach
	East Texas	Tennessee	Chattanooga
	Fort Worth		Knoxville
	Houston		Memphis
	Killeen/Temple/Waco		Nashville
	Lubbock		Northeast Tennessee
Midland/Odessa
New Braunfels/San Marcos
San Antonio

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

Economies of Scale

We are the largest homebuilding company in the United States as measured by number of homes closed in fiscal 2023, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2023, we had 81 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions and the control and oversight functions that are centralized in our regional and corporate offices.

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
•Selecting subcontractors and ensuring their work meets our contracted scopes;
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
•Technology systems to support management of operations, marketing and financial information, including preventing, monitoring and reporting of cybersecurity issues;
•Accounting and management reporting;
•Income taxes;
•Internal audit;
•Public reporting and investor and media relations;
•Administration of payroll and employee benefits;
•Negotiation of national purchasing contracts;
•Administration, reporting and monitoring of customer surveys and resolutions of issues; and
•Approval of major personnel decisions and management incentive compensation plans.

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

Land Development and Home Construction

Substantially all of our land development and home construction work is performed by subcontractors. Subcontractors typically are selected after a competitive bidding process and are retained for a specific subdivision or series of house plans pursuant to a contract that obligates the subcontractor to complete the scope of work at an agreed-upon price. We employ land development and construction personnel to monitor construction activities, participate in major building decisions, coordinate the activities of subcontractors and suppliers, review the work of subcontractors for quality and cost controls and monitor compliance with zoning and building codes. In addition, our construction personnel interact with our homebuyers during the construction process and instruct buyers on post-closing home maintenance.

Our home designs are selected or prepared in each of our markets to appeal to local homebuyers’ expectations for affordability, home size and features, and our local management teams adjust product offerings to meet buyer demand as necessary. In some communities, we offer optional interior and exterior features to homebuyers for an additional charge.

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations have been readily available from numerous sources, and we have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. In fiscal 2021, our construction cycle time lengthened primarily due to the COVID-19 pandemic and its effects on our supply chain, which resulted in shortages of certain building materials and tightness in the construction labor market. Continuing supply chain delays and disruptions during fiscal 2022 lengthened our construction cycle time further. We began to see improvements in our construction cycle time in fiscal 2023 and expect our cycle times to return to normalized levels during fiscal 2024. We completed the construction of most homes in three to eight months in fiscal 2023.

We are subject to governmental regulations that affect our land development and construction operations. We frequently experience delays in receiving the necessary approvals from municipalities or other government agencies, which often delays our anticipated development and construction activities.

Cost Controls

We control construction costs by designing our homes efficiently, utilizing common house plans as consistently as possible and obtaining competitive bids for construction materials and labor. We also negotiate pricing from our subcontractors and suppliers based on the volume of services and products we purchase on a local, regional and national basis. We monitor our land development expenditures and construction costs versus budgets for each house and community, and we review our inventory levels, margins, expenses, profitability and returns for each operating market compared to both its business plan and our performance expectations.

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

Marketing and Sales

We primarily use the D.R. Horton brand name to market and sell our homes. We offer various floor plans and product types with a primary focus on the first time and first time move-up homebuyer which accounts for the majority of our home closings. We also offer entry-level homes for buyers focused on affordability, higher-end move-up and luxury homes and homes for active adult buyers seeking a low-maintenance lifestyle.

We market and sell our homes primarily through commissioned employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing floor plans and pricing information, demonstrating the features and layouts of our homes and assisting with the selection of options, if available. We train and inform our sales personnel regarding construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with a variety of incentives to be competitive in a particular market or to attain our targeted sales pace.

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

Sales Contracts and Backlog

Our sales contracts require an earnest money deposit which varies in amount across our markets and communities. Additionally, customers are generally required to pay additional deposits if they select options or upgrade features for their homes. Our sales contracts include a financing contingency which permits customers to cancel and receive a refund of their deposit if they cannot obtain mortgage financing at prevailing or specified interest rates within a defined period. Our contracts may include other contingencies, such as the sale of the customer’s existing home. We either retain or refund customer deposits on cancelled sales contracts, depending upon the applicable provisions of the contract or other circumstances.

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2023, the value of our backlog of sales orders was $5.9 billion (15,197 homes), a decrease of 26% from $8.0 billion (19,614 homes) at September 30, 2022. The average sales price of homes in backlog was $389,800 at September 30, 2023, down from the $406,600 average at September 30, 2022. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 20% in fiscal 2023 compared to 21% in fiscal 2022.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from two to six months; therefore, substantially all of the homes in our sales backlog at September 30, 2023 are scheduled to close in fiscal 2024.

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

Rental Properties

Our single-family rental operations construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. We sold 6,175 single-family rental homes in fiscal 2023 compared to 774 homes in fiscal 2022. Our multi-family rental operations develop, construct, lease and sell residential rental properties. We primarily focus on constructing garden style apartment communities in high growth suburban markets. We sold 2,112 multi-family rental units in fiscal 2023 compared to 775 units in fiscal 2022.

Forestar Residential Lot Development Operations

We own approximately 63% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 54 markets across 22 states as of September 30, 2023. Forestar is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts. Forestar is investing in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidate market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services principally to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our wholly-owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient experience for our homebuyers. During the year ended September 30, 2023, DHI Mortgage provided mortgage financing services for 76% of the homes closed by our homebuilding operations, and those loans accounted for 99% of DHI Mortgage’s total loan volume. Most of our homebuilding divisions also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

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

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in many of our homebuilding markets by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

Human Capital Resources

People and Culture

As of September 30, 2023, we employed 13,450 people, of whom 9,190 work in our homebuilding operations, 2,895 in our financial services segment, 551 at our corporate office, 459 in our rental operations, 303 at our Forestar subsidiary and 52 in our other businesses. Of our homebuilding employees, 3,782 are involved in construction, 2,352 are sales and marketing personnel and 3,056 are office personnel.

We believe the people who work for our company are our most important resources and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must certify annually to their understanding of and adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the homebuilding industry. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2023, we held specialized trainings for employees within key business functions of our homebuilding operations, such as purchasing, construction, sales and financial management, as well as our Leadership Development Program, which provides internal training for future leaders across all of our operations. During the fiscal year, 14 employees were placed into a new homebuilding market leadership position, and of those 100% were promoted from within the organization.

The long-term retention of our employees provides us with an experienced, cohesive workforce, which has been vital to achieving our goals. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team is 30 years, our homebuilding region presidents and vice presidents is 22 years and our homebuilding division presidents and city managers is 14 years. Our Board of Directors is actively involved in our company’s executive leadership succession planning and is equally committed to our culture of promoting rising talent from within.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. A substantial portion of our executive and senior operating leadership’s total compensation is variable, at-risk pay based on our company’s performance. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance and life insurance and disability coverage. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identity theft protection and legal needs. We are committed to supporting our employees in their health, wellness and financial planning goals. We host events and challenges, both virtually and in person, to encourage our employees to stay active and healthy. Additional information about our compensation and employee benefit plans is included in Note K to the accompanying financial statements.

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

Additional information regarding human capital is available in the “ESG” section of our Investor Relations website at investor.drhorton.com.

Environmental, Social & Governance (ESG)

During fiscal 2023, we published our inaugural ESG report, which included data aligned with the homebuilders industry reporting standards prepared by the Sustainability Accounting Standards Board, now a part of the International Sustainability Standards Board. Our inaugural ESG report also included topics that are of significant importance to our company and our stakeholders, including, but not limited to:
•Risk management;
•Board oversight, ethics, diversity and independence;
•Home affordability and community impact;
•Home energy efficiency, quality and safety;
•Workplace health and safety;
•Talent retention and employee well-being;
•Diversity, equity and inclusion;
•Responsible land development;
•Water management and efficiency; and
•Greenhouse gas emissions.

We are committed to publishing consistent and relevant ESG information on an annual basis, and we plan to publish our second annual ESG report during the first quarter of fiscal 2024. Our ESG report is not considered part of or incorporated by reference in this Annual Report.

Business Acquisitions

We routinely evaluate opportunities to profitably expand our operations, including potential acquisitions of other homebuilding or related businesses. Acquisitions of homebuilding and related businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through purchase contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition is expected to have a positive impact on our earnings, returns and strategic position.

Competition

We operate as a provider of residential housing in both the for sale and rental markets, which are highly competitive. We compete not only for homebuyers and renters, but also for desirable properties, raw materials, skilled labor and financing. We compete with local, regional and national homebuilding and rental companies and also with existing home sales and rental properties. We compete on the basis of price, location, quality and design of our homes and on mortgage financing terms.

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

Our businesses compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals increases as business conditions improve in the industries in which we operate and in the general economy.

Governmental Regulations and Environmental Matters

We operate in industries that are subject to extensive and complex regulations. We and the subcontractors we use must comply with many federal, state and local laws and regulations. These include zoning, density and development requirements and building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements affect substantially all aspects of our land development and home design, construction and sales processes in varying degrees across our markets. Our homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the Federal Housing Administration (FHA) and the U.S. Department of Veteran Affairs (VA) are subject to inspection by them. These regulations often provide broad discretion to the administering governmental authorities. In addition, our new housing developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

Our construction and land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations (such as the extensive climate-related disclosure rules proposed by the SEC) could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

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

Seasonality

Although significant changes in market conditions have impacted our seasonal patterns in the past and could do so again in the future, we generally close more homes in our homebuilding operations and generate greater revenues and pre-tax income in the third and fourth quarters of our fiscal year. The seasonal nature of our business can also cause significant variations in the working capital requirements for our operations. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular fiscal quarter are not necessarily representative of the balance of our fiscal year.

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

Risks Related to our Business Operations

Our homebuilding, rental and land development operations are cyclical and affected by changes in economic, real estate or other conditions that could adversely affect our business and financial results.

Our homebuilding, rental and land development operations are cyclical and are significantly affected by changes in general and local economic and real estate conditions, such as:
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

The federal government’s fiscal policies and the Federal Reserve’s monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the housing and rental markets and in turn, could adversely affect the operating results of our businesses. In response to increased inflation, the Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage interest rates. The increase in mortgage interest rates has reduced the affordability of our homes and has required us to use pricing adjustments and incentives to adapt to current market conditions. Prolonged periods of elevated mortgage interest rates or further increases in mortgage interest rates could have an adverse impact on our business and financial results.

Deployments of U.S. military personnel to foreign regions, terrorist attacks, other acts of violence or threats to national security and any corresponding response by the United States or others, domestic or international instability or social or political unrest may cause an economic slowdown in the markets where we operate, which could adversely affect our business.

If we experience any of the foregoing, potential customers may be less willing or able to buy our homes or our rental properties. Additionally, cancellations of home sales contracts in backlog may increase if homebuyers do not honor their contracts due to any of the factors discussed above. Our pricing and product strategies may also be limited by market conditions. We may be unable to change the pricing or mix of our home or rental offerings, reduce the costs of the homes or properties we build, offer more affordable homes or rental properties or satisfactorily address changing market conditions in other ways without adversely affecting our profits and returns.

Our financial services business is closely related to our homebuilding business, as it originates mortgage loans principally to purchasers of the homes we build. A decrease in the demand for our homes because of the foregoing matters will also adversely affect the financial results of this segment of our business. An increase in the default rate on the mortgages we originate may adversely affect our ability to sell the mortgages or the pricing we receive upon the sale of mortgages or may increase our recourse obligations for previous originations. We may be responsible for losses associated with mortgage loans originated and sold to third-party purchasers in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in the connection with the loan, and we may be required to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans and/or the settlement of claims associated with such loans could adversely affect our business and financial results. We establish reserves for estimated losses and future repurchase obligations for mortgage loans we have sold; however, actual future obligations related to these mortgages could differ significantly from our current estimated amounts. Additionally, we may retain mortgage servicing rights on our originations. As servicer for these loans, we may incur losses by having to advance payments to the mortgage-backed securities (MBS) bondholders to the extent there are insufficient collections to satisfy the required principal and interest remittances of the underlying MBS.

Adverse developments affecting the capital markets and financial institutions could limit our ability to access capital, increase our cost of capital and impact our liquidity and capital resources.

During past economic and housing downturns, the credit markets constricted and reduced some sources of liquidity that were previously available to us. Consequently, we relied principally on our cash on hand to meet our working capital needs and repay outstanding indebtedness during those times. Adverse developments affecting the capital markets and financial institutions, or concerns or rumors about such events, may limit our ability to access the public debt markets or obtain bank financing or may increase our cost of capital. The failure of a bank or other adverse conditions impacting financial institutions where we have cash balances could adversely impact our liquidity and capital resources.

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

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 28, 2026. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Our rental subsidiary, DRH Rental, has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The rental revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Our mortgage subsidiary, DHI Mortgage, utilizes a $2.0 billion committed mortgage repurchase facility to finance the majority of the loans it originates. Adverse changes in market conditions could make the renewal of this facility more difficult or could result in an increase in the cost of this facility or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate. The maturity date of the committed mortgage repurchase facility is February 16, 2024. DHI Mortgage also utilizes an uncommitted mortgage repurchase facility, which had a capacity of $300 million at September 30, 2023. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering program that became effective in November 2021. At September 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its at-the-market equity offering program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, together with the homebuilding, rental and Forestar revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business and financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2023, approximately 64% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 34% were sold to one other major financial entity. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Mortgage interest rates have increased significantly during fiscal 2022 and 2023, and market conditions and government actions could cause mortgage rates to rise even further in the future. When interest rates increase, the cost of owning a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes.

The risks associated with our land, lot and rental inventory could adversely affect our business and financial results.

Inventory risks are substantial for our homebuilding, rental and Forestar businesses. There are risks inherent in controlling, owning and developing land. If housing demand declines, we may not be able to sell homes or rental properties profitably in some of our communities, and we may not be able to fully recover the costs of some of the land and lots we own. Also, the values of our owned undeveloped land, lots and inventories may fluctuate significantly due to changes in market conditions. As a result, our deposits for lots controlled through purchase contracts may be put at risk, we may have to sell homes, rental properties or land for a lower profit margin or record inventory impairment charges on our land and lots. A significant deterioration in economic or homebuilding industry conditions may result in substantial inventory impairment charges.

We cannot make any assurances that our growth strategies, acquisitions, investments or other strategic initiatives will be successful or will not expose us to additional risks or other negative consequences.

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

We have acquired the operations of several companies in recent years, and we may make strategic acquisitions of or investments in other companies, operations or assets in the future. Such acquisitions and investments may have risks similar to those related to land, lots and home inventories, but they may also expose us to additional risks or other negative consequences. These transactions, or our other strategic initiatives, may not advance our business strategy, provide a satisfactory return on our investment or provide other benefits we anticipate. Also, the integration of these transactions may not be successful and may require significant time and resources, which may divert management’s attention from other operations. Acquisitions and investments could also raise new compliance-related obligations or expose us to material liabilities not discovered in the due diligence process that may lead to litigation. If these transactions under-perform our expectations or are unsuccessful, we may incur significant expenses or write-offs of inventory, other assets or intangible assets such as goodwill. Acquisitions and investments can result in dilution to existing stockholders if we issue our common stock as consideration and can increase our debt levels or reduce our liquidity if we purchase them with cash. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial position and general economic and business conditions. We also may seek to divest an investment or a business and may have difficulty selling such investment or business on acceptable terms in a timely manner.

Our business and financial results could be adversely affected by significant inflation, higher interest rates or deflation.

During the past two years, the economy has experienced significant inflationary pressures. Inflation can adversely affect us by increasing costs of land, materials, labor and our cost of capital. In an effort to lower the current rate of inflation, the Federal Reserve has raised interest rates significantly, which has resulted in higher mortgage interest rates. The increase in mortgage interest rates has reduced the affordability of our homes and has required us to use pricing adjustments and incentives to adapt to current market conditions, which lowered our homebuilding gross margin in fiscal 2023 compared to fiscal 2022. If inflation and mortgage interest rates remain high or continue to increase, housing affordability may be further impacted, which could reduce our profit margins and have an adverse impact on our business and financial results.

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, which could potentially increase the supply of existing homes. These or other factors related to deflation could have a negative impact on our business and financial results.

Supply shortages and other risks related to acquiring land, building materials and skilled labor and obtaining regulatory approvals could increase our costs and delay deliveries.

The homebuilding and lot development industries have from time to time experienced significant difficulties that can affect the cost or timing of construction, including:
•difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;
•delays in receiving the necessary approvals from municipalities or other government agencies;
•shortages of qualified subcontractors;
•reliance on local subcontractors, manufacturers, distributors and land developers who may be inadequately capitalized;
•shortages of materials; and
•significant increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

During the last few years, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain building materials and tightness in the labor market. This caused our construction cycle to lengthen and costs of building materials to increase. We began to see improvements in our construction cycle time in fiscal 2023 and expect our cycle times to return to normalized levels during fiscal 2024; however, if shortages and cost increases in building materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

In addition, tariffs, duties and/or trade restrictions imposed or increased on imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, may raise our costs for these items or for the products made with them. These factors may cause construction delays or cause us to incur more costs building our homes.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a resurgence of COVID-19 or a widespread, prolonged, actual or perceived outbreak of any contagious disease, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in customer traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our homes. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

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

We are subject to home warranty and construction defect claims arising in the ordinary course of our homebuilding business. We rely on subcontractors to perform the actual construction of our homes, and in many cases, to select and obtain construction materials. Despite our detailed specifications and monitoring of the construction process, our subcontractors occasionally do not meet adequate quality standards in the construction of our homes. When we find these issues, we repair them in accordance with our warranty obligations. We spend significant resources to repair items in homes we have sold to fulfill the warranties we issued to our homebuyers. Additionally, we are subject to construction defect claims which can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity which can damage our reputation and adversely affect our ability to sell homes.

Based on the large number of homes we have sold over the years, our potential liabilities related to warranty and construction defect claims are significant. Consequently, we have generally maintained product liability insurance each year, and we seek to obtain indemnities and certificates of insurance from subcontractors covering claims related to their workmanship and materials. We establish warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our future warranty and construction defect claims. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of product liability insurance for construction defects is limited and costly. We have responded to increases in insurance costs and coverage limitations by self-insuring our risk in recent years and by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted or become more costly. If costs to resolve our future warranty and construction defect claims exceed our estimates, our financial results and liquidity could be adversely affected.

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

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2023, we had $3.2 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.

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

Further, existing and prospective regulatory and societal initiatives intended to reduce potential climate change impacts may increase the upfront costs of purchasing a home, costs to maintain the home and its systems, energy and utility costs and the cost to obtain homeowner and various hazard and flood insurance, or limit homeowners’ ability to obtain these insurance policies altogether. Although these items have had no material effect on our business, they could adversely affect our business in the future.

Information technology failures, data security breaches, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have become more prevalent in recent years. The use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. Further, geopolitical tensions or conflicts may create a heightened risk of cyber-attacks or other data security breaches. Our normal business activities involve collecting and storing information specific to our homebuyers, renters, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any noncompliance could result in substantial penalties, reputational damage or litigation.

We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures, which include multiple redundant safeguards, to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and increasingly leverage sophisticated technologies such as artificial intelligence, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents.

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

Governmental regulations and environmental matters could increase the cost and limit the availability of our land development and homebuilding projects and adversely affect our business and financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, government authorities in many markets have implemented no growth or growth control initiatives. Any of these may limit, delay or increase the costs of development or home construction.

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

In recent years, advocacy groups, government agencies and the general public have expressed growing concerns regarding the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on land development and home construction in certain areas. Such restrictions and requirements could increase our operating and compliance costs or require additional technology and capital investment, which could adversely affect our results of operations. This is a particular concern in the western United States, where some of the most extensive and stringent environmental laws and residential building construction standards in the country have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government restrictions, standards and regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

Additionally, actual or perceived ESG and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change (as currently proposed by the SEC), human capital, labor, cybersecurity and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

Governmental regulation of our financial services operations could adversely affect our business and financial results.

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

We operate in competitive industries, and competitive conditions could adversely affect our business and financial results.

We operate in the residential housing industry, which is highly competitive. We compete not only for homebuyers and renters, but also for desirable properties, raw materials, skilled labor and financing. We compete with local, regional and national homebuilding and rental companies and also with existing home sales and rental properties. These competitive conditions can negatively affect our sales volumes, selling prices, leased occupancy levels, rental rates and incentive levels, reduce our profit margins, and cause the value of our inventory or other assets to be impaired. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in land development or in construction.

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

As of September 30, 2023, our consolidated debt was $5.1 billion, which consisted of $2.3 billion related to our homebuilding segment, $1.7 billion related to our financial services segment, $695 million related to our Forestar segment and $400 million related to our rental segment. The indentures governing our homebuilding senior notes do not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indentures governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The rental revolving credit facility imposes restrictions on the ability of DRH Rental and its restricted subsidiaries to incur secured and unsecured debt, but still permits DRH Rental and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and does not restrict the incurrence of future secured and unsecured debt by DRH Rental’s unrestricted subsidiaries. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries. The mortgage repurchase facilities impose restrictions on the ability of DHI Mortgage and its restricted subsidiaries to incur secured and unsecured debt, but still permit DHI Mortgage and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by DHI Mortgage’s unrestricted subsidiaries.

The amount and the maturities of our debt and the debt of our subsidiaries could have important consequences. For example, possible consequences for our homebuilding, rental, Forestar and financial services operations each with respect to their individual debt obligations, could:
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

Our ability and that of our subsidiaries to meet our respective debt service obligations will depend, in part, upon our and our subsidiaries’ future financial performance. Future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under the homebuilding, rental and Forestar revolving credit facilities and mortgage repurchase facilities bear interest at floating rates.

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

The agreements governing our indebtedness contain restrictions on our and our guarantor subsidiaries’ ability to, among other things, engage in sale and leaseback transactions with respect to certain assets, incur secured debt, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets and engage in mergers, consolidations or sales of all or substantially all of our assets. The applicable instruments governing each of DRH Rental’s indebtedness and Forestar’s indebtedness contain restrictions on the ability of DRH Rental and Forestar, as applicable, and certain of their respective subsidiaries to, among other things, incur additional indebtedness, create liens, pay dividends and make other distributions on or redeem or repurchase equity securities, sell certain assets, enter into affiliate transactions and engage in mergers, consolidations or sales of all or substantially all of DRH Rental’s or Forestar’s assets, as applicable.

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

Rental and Forestar revolving credit facilities. The rental and Forestar revolving credit facilities each contain financial covenants requiring the maintenance by DRH Rental or Forestar, as applicable, of a minimum level of tangible net worth, a minimum level of liquidity, a maximum allowable leverage ratio and a borrowing base restriction based on the book value of DRH Rental’s or Forestar’s real estate assets and unrestricted cash. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the applicable revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity.

Mortgage repurchase facilities and other restrictions. The mortgage repurchase facilities for our mortgage subsidiary require the maintenance of a minimum level of tangible net worth, a maximum allowable indebtedness to tangible net worth ratio and a minimum level of liquidity by our mortgage subsidiary. A failure to comply with these requirements could allow the lending banks to terminate the availability of funds to our mortgage subsidiary or cause any outstanding borrowings to become due and payable prior to maturity. Any difficulty experienced in complying with these covenants could make the renewal of the facilities more difficult or costly.

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indentures governing our and Forestar’s senior notes or the agreements governing the homebuilding, rental and Forestar revolving credit facilities, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facility or if an event of default had occurred under this facility. Moreover, our right to receive assets from our financial services subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

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

Change of control default under mortgage repurchase facilities. A change of control (as defined in the mortgage repurchase facility agreements) with respect to DHI Mortgage would constitute an event of default under the mortgage repurchase facilities, which could result in the acceleration of the repurchase of any loans outstanding under the facilities and an increase in the repurchase price of such loans. If repayments of the loans under DHI Mortgage’s mortgage repurchase facilities were required, we can give no assurance that DHI Mortgage would have sufficient funds to pay the required amounts.

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

We rely on our key personnel to effectively operate and manage our businesses. Specifically, our success depends heavily on the performance of our homebuilding division and region presidents and their management teams, our rental housing management team, our financial services management team, our corporate office management teams, our Forestar management team and our executive officers. These key personnel have significant experience and skills as well as leadership and management abilities that are vital to our success. Our ability to attract and retain our key personnel may be impacted by matters involving reputation, culture, diversity and inclusion, compensation and benefits and our management of executive succession. We seek to retain our key personnel, to have succession and transition plans in place to address the potential loss of key personnel, and to manage personnel transitions due to retirements, promotions, transfers and other circumstances. However, if our retention, succession and transition implementation efforts are unsuccessful, the loss of key personnel could adversely affect our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our homebuilding and lot development operations own inventories of land, lots and homes, and our rental operations own rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.8 million square feet, and we lease approximately 780,000 square feet of office space under leases expiring through November 2028. These properties are located in our various operating markets to house our homebuilding, rental, Forestar and financial services operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling 93,700 acres, most of which has been owned for over 20 years. We use this land to conduct ranching and agricultural activities and to host company meetings and events.

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

In fiscal 2014, we received Notices of Violation from the United States Environmental Protection Agency (EPA), the Alabama Department of Environmental Management and the State of South Carolina Department of Health and Environmental Control related to stormwater compliance at certain of our sites in the southeastern United States within EPA Region 4. Since 2014, we have enhanced our practices and procedures related to stormwater compliance, and we are currently in discussions to resolve these matters. The resolution of these matters is expected to result in a monetary payment, an agreement to complete a supplemental environmental project that is intended to provide a tangible environmental benefit and entry of a consent decree in EPA Region 4 providing for ongoing reporting obligations and stipulated penalties for any future noncompliance with the consent decree. Collectively, these amounts may exceed $1 million. However, we do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “DHI.” As of November 13, 2023, the closing price of our common stock on the NYSE was $122.32, and there were approximately 265 holders of record.

In October 2023, our Board of Directors approved a quarterly cash dividend of $0.30 per common share, payable on November 28, 2023, to stockholders of record on November 21, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $1.0 billion common stock repurchase authorization, which was approved by our Board of Directors effective April 18, 2023, and which replaced our prior $1.0 billion common stock repurchase authorization. During fiscal 2023, we purchased 11.1 million shares of our common stock at a total cost, including commissions and excise taxes, of $1.2 billion. At September 30, 2023, our remaining stock repurchase authorization was $234.0 million. The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in July 2023 included 585,063 shares purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
July 2023	975,998	$123.21	975,998	$536.9
August 2023	2,066,704	122.12	2,066,704	284.5
September 2023	429,116	117.66	429,116	234.0
Total	3,471,818	$121.88	3,471,818	$234.0
_________________
(1) In October 2023, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, replacing the previous authorization, which at that time had only $32.8 million remaining due to repurchases made subsequent to our fiscal year end. The authorization has no expiration date.

During fiscal years 2023, 2022 and 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2023, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2018 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index
$300
$250
$200
$150
$100
$50
$—
Sep-18
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
D.R. Horton, Inc.
S&P 500 Index
S&P 1500 Homebuilding Index

	September 30,
	2018	2019	2020	2021	2022	2023
D.R. Horton, Inc.	$100.00	$126.81	$184.21	$206.46	$167.44	$269.80
S&P 500 Index	100.00	104.25	120.05	156.07	131.92	160.44
S&P 1500 Homebuilding Index	100.00	134.28	178.85	200.85	159.09	259.68

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section discusses the results of operations for fiscal 2023 compared to 2022. For similar operating and financial data and discussion of our fiscal 2022 results compared to our fiscal 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on November 18, 2022.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A, “Risk Factors.”

Results of Operations — Overview

Fiscal 2023 Operating Results

In fiscal 2023, our number of homes closed increased slightly compared to the prior year, and our consolidated revenues increased 6% to $35.5 billion compared to $33.5 billion in the prior year. Our pre-tax income was $6.3 billion in fiscal 2023 compared to $7.6 billion in fiscal 2022, and our pre-tax operating margin was 17.8% compared to 22.8%. Net income was $4.8 billion in fiscal 2023 compared to $5.9 billion in fiscal 2022, and our diluted earnings per share was $13.82 compared to $16.51.

Consolidated net cash provided by operating activities was $4.3 billion in fiscal 2023 and $561.8 million in fiscal 2022, and cash provided by our homebuilding operations was $3.1 billion in fiscal 2023 compared to $1.9 billion in fiscal 2022. In fiscal 2023, our return on equity (ROE) was 22.7% compared to 34.5% in fiscal 2022, and our homebuilding return on inventory (ROI) was 29.7% compared to 42.8%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Demand for new homes remained solid during fiscal 2023 as our net sales orders increased 3% compared to fiscal 2022. Although inflationary pressures and mortgage interest rates remain elevated, demand improved beginning in the second quarter of fiscal 2023 due to typical seasonal factors, coupled with our use of incentives and pricing adjustments to adapt to market conditions. The disruptions in the supply chain for certain building materials and tightness in the labor market we experienced during the past two years have largely subsided, and our construction cycle times are improving. Our homebuilding operating margins are lower than last year due to pricing adjustments, incentives and cost inflation, but margins improved in the second half of the year as home prices and incentives stabilized and some reductions in construction costs were realized. Although higher interest rates and economic uncertainty may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand.

Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 75% of the lots owned and controlled at September 30, 2023 compared to 77% at September 30, 2022. We remain focused on our relationships with Forestar and other land developers across the country and expect to continue to control a substantial majority of our lot pipeline through purchase contracts.

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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2023, as compared to fiscal 2022, were as follows:

Homebuilding:
•Homebuilding revenues decreased 1% to $31.7 billion compared to $31.9 billion.
•Homes closed increased slightly to 82,917 homes, and the average closing price of those homes decreased 1% to $381,600.
•Net sales orders increased 3% to 78,342 homes, while the value of net sales orders decreased 3% to $29.5 billion.
•Sales order backlog decreased 23% to 15,197 homes, and the value of sales order backlog decreased 26% to $5.9 billion.
•Home sales gross margin was 23.5% compared to 28.7%.
•Homebuilding SG&A expense was 7.1% of homebuilding revenues compared to 6.8%.
•Homebuilding pre-tax income was $5.3 billion compared to $6.9 billion.
•Homebuilding pre-tax income was 16.6% of homebuilding revenues compared to 21.7%.
•Homebuilding return on inventory was 29.7% compared to 42.8%.
•Net cash provided by homebuilding operations was $3.1 billion compared to $1.9 billion.
•Homebuilding cash and cash equivalents totaled $2.9 billion compared to $2.0 billion.
•Homebuilding inventories totaled $18.2 billion compared to $17.3 billion.
•Homes in inventory totaled 42,000 compared to 46,400.
•Owned lots totaled 141,100 compared to 131,100, and lots controlled through purchase contracts totaled 427,300 compared to 442,100.
•Homebuilding debt was $2.3 billion compared to $2.9 billion.

Rental:
•Rental revenues were $2.6 billion compared to $510.2 million.
•Rental pre-tax income was $524.2 million compared to $202.0 million.
•Rental inventory totaled $2.7 billion compared to $2.6 billion.
•Multi-family rental units closed totaled 2,112 compared to 775.
•Single-family rental homes closed totaled 6,175 compared to 774.

Forestar:
•Forestar’s revenues decreased 5% to $1.4 billion compared to $1.5 billion. Revenues in both fiscal 2023 and 2022 included $1.2 billion of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 21% to 14,040 compared to 17,691. Lots sold to D.R. Horton totaled 12,249 compared to 14,895.
•Forestar’s pre-tax income was $221.6 million compared to $235.8 million.
•Forestar’s pre-tax income was 15.4% of revenues compared to 15.5%.
•Forestar’s cash and cash equivalents totaled $616.0 million compared to $264.8 million.
•Forestar’s inventories totaled $1.8 billion compared to $2.0 billion.
•Forestar’s owned and controlled lots totaled 79,200 compared to 90,100. Of these lots, 31,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 36,700.
•Forestar’s debt was $695.0 million compared to $706.0 million.
•Forestar’s debt to total capital was 33.7% compared to 37.1%, and Forestar’s net debt to total capital was 5.5% compared to 26.9%.

Financial Services:
•Financial services revenues increased 1% to $801.5 million compared to $795.0 million.
•Financial services pre-tax income decreased 3% to $283.3 million compared to $290.6 million.
•Financial services pre-tax income was 35.3% of financial services revenues compared to 36.6%.

Consolidated Results:
•Consolidated revenues increased 6% to $35.5 billion compared to $33.5 billion.
•Consolidated pre-tax income decreased 17% to $6.3 billion compared to $7.6 billion.
•Consolidated pre-tax income was 17.8% of consolidated revenues compared to 22.8%.
•Income tax expense was $1.5 billion compared to $1.7 billion, and our effective tax rate was 24.1% compared to 22.7%.
•Net income attributable to D.R. Horton decreased 19% to $4.7 billion compared to $5.9 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 16% to $13.82 compared to $16.51.
•Net cash provided by operations was $4.3 billion compared to $561.8 million.
•Stockholders’ equity was $22.7 billion compared to $19.4 billion.
•Book value per common share increased to $67.78 compared to $56.39.
•Debt to total capital was 18.3% compared to 23.8%, and net debt to total capital was 5.1% compared to 15.4%.

Results of Operations — Homebuilding

Our operating segments are our 81 homebuilding divisions, our rental operations, our majority-owned Forestar residential lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

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

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2023 and 2022.

	Net Sales Orders (1)
	Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	4,622	4,509	3%	$2,425.1	$2,566.5	(6)%	$524,700	$569,200	(8)%
Southwest	8,470	8,111	4%	4,023.1	4,235.5	(5)%	475,000	522,200	(9)%
South Central	20,716	21,417	(3)%	6,735.9	7,409.8	(9)%	325,200	346,000	(6)%
Southeast	21,683	21,649	—%	7,812.0	8,193.6	(5)%	360,300	378,500	(5)%
East	15,013	13,479	11%	5,361.4	5,059.7	6%	357,100	375,400	(5)%
North	7,838	6,972	12%	3,170.4	2,908.5	9%	404,500	417,200	(3)%
	78,342	76,137	3%	$29,527.9	$30,373.6	(3)%	$376,900	$398,900	(6)%
_____________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2023	2022	2023	2022	2023	2022
Northwest	949	845	$514.5	$468.2	17%	16%
Southwest	1,961	2,485	975.7	1,190.8	19%	23%
South Central	5,901	6,866	2,029.7	2,343.8	22%	24%
Southeast	5,840	5,612	2,132.8	2,006.3	21%	21%
East	3,379	2,913	1,226.4	1,055.5	18%	18%
North	1,763	1,384	715.8	564.2	18%	17%
	19,793	20,105	$7,594.9	$7,628.8	20%	21%
_____________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 3% during 2023 compared to 2022, while the value of net sales orders decreased 3% to $29.5 billion (78,342 homes) in 2023 from $30.4 billion (76,137 homes) in 2022 due to the decrease in our average selling price. The average selling price of net sales orders during fiscal 2023 was $376,900, down 6% from the prior year. The overall increase in sales order volume was primarily due to increases in the East and North where our Carolina (particularly Myrtle Beach) and Ohio markets, respectively, contributed the most.

In late fiscal 2022, we began to see a moderation in housing demand that persisted into early fiscal 2023 as mortgage interest rates increased substantially and inflationary pressures remained elevated. Despite the continuation of those conditions, demand improved beginning in the second quarter of fiscal 2023 due to typical seasonal factors, coupled with an increased use of incentives and pricing adjustments to adapt to changing market conditions. Although higher interest rates and economic uncertainty may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 20% in 2023 compared to 21% in 2022.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	547	724	(24)%	$278.1	$427.1	(35)%	$508,400	$589,900	(14)%
Southwest	1,407	1,760	(20)%	681.3	905.0	(25)%	484,200	514,200	(6)%
South Central	3,588	5,692	(37)%	1,220.1	2,051.7	(41)%	340,100	360,500	(6)%
Southeast	4,816	6,983	(31)%	1,873.7	2,787.3	(33)%	389,100	399,200	(3)%
East	3,381	3,086	10%	1,252.4	1,214.8	3%	370,400	393,600	(6)%
North	1,458	1,369	7%	617.7	589.1	5%	423,700	430,300	(2)%
	15,197	19,614	(23)%	$5,923.3	$7,975.0	(26)%	$389,800	$406,600	(4)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Revenue
	Year Ended September 30,
	Homes Closed			Home Sales Revenue (In millions)			Average Selling Price
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Northwest	4,799	4,739	1%	$2,574.1	$2,637.1	(2)%	$536,400	$556,500	(4)%
Southwest	8,823	9,789	(10)%	4,246.7	4,826.4	(12)%	481,300	493,000	(2)%
South Central	22,923	24,458	(6)%	7,598.1	8,183.5	(7)%	331,500	334,600	(1)%
Southeast	23,905	21,985	9%	8,756.5	7,941.0	10%	366,300	361,200	1%
East	14,718	14,610	1%	5,323.9	5,314.2	—%	361,700	363,700	(1)%
North	7,749	7,163	8%	3,141.7	2,959.5	6%	405,400	413,200	(2)%
	82,917	82,744	—%	$31,641.0	$31,861.7	(1)%	$381,600	$385,100	(1)%

Home Sales Revenue

Revenues from home sales decreased 1% to $31.6 billion (82,917 homes closed) in 2023 from $31.9 billion (82,744 homes closed) in 2022. The increase in closings volume in the Southeast was due to our Florida markets (particularly Tampa) and in the North was due to our Indianapolis and Maryland markets. The decrease in closings volume in the Southwest was due to our California markets (particularly Southern California).

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2023	2022
Gross profit — home sales	23.5%	28.7%
Gross profit — land/lot sales and other	47.4%	36.3%
Inventory and land option charges	(0.2)%	(0.2)%
Gross profit — total homebuilding	23.4%	28.5%
Selling, general and administrative expense	7.1%	6.8%
Other (income) expense	(0.2)%	(0.1)%
Homebuilding pre-tax income	16.6%	21.7%

Home Sales Gross Profit

Gross profit from home sales decreased to $7.4 billion in 2023 from $9.1 billion in 2022 and decreased 520 basis points to 23.5% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 530 basis points due to the average cost of our homes closed increasing while the average selling price of those homes decreased, partially offset by 10 basis points due to a reduction in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changing market conditions and higher mortgage interest rates during fiscal 2023, we increased our use of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. Based on current market conditions, we expect to continue offering a higher level of incentives in fiscal 2024.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $102.2 million and $61.4 million in fiscal 2023 and 2022, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2023, our homebuilding operations had $8.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $2.0 million of impairments recorded in our homebuilding segment during the three months ended September 30, 2023. During fiscal 2023, impairment charges related to our homebuilding segment totaled $7.7 million. There were no impairment charges recorded in our homebuilding segment in fiscal 2022.

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

During fiscal 2023 and 2022, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $53.0 million and $57.2 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 2% to $2.24 billion in fiscal 2023 from $2.19 billion in fiscal 2022. SG&A expense as a percentage of homebuilding revenues was 7.1% and 6.8% in fiscal 2023 and 2022, respectively.

Employee compensation and related costs were $1.9 billion and $1.8 billion in fiscal 2023 and 2022, respectively, representing 85% and 82% of SG&A costs in those years. These costs increased 6% in fiscal 2023 from the prior year period. Our homebuilding operations employed 9,190 and 8,967 people at September 30, 2023 and 2022, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 38% to $68.8 million in fiscal 2023 from $110.7 million in fiscal 2022, primarily due to a 25% decrease in our average homebuilding debt. Interest charged to cost of sales was 0.4% and 0.5% of homebuilding cost of sales (excluding inventory and land option charges) in those years.

Other Income

Other income, net of other expenses, included in our homebuilding operations increased to $78.8 million in fiscal 2023 compared to $16.4 million in fiscal 2022, primarily due to an increase in interest income. Other income also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisitions

In December 2022, we acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory, 3,000 lots and a sales order backlog of 100 homes.

In June 2023, we acquired the homebuilding operations of Truland Homes for approximately $110 million in cash. Truland Homes operates in Baldwin County, Alabama and Northwest Florida. The assets acquired included approximately 155 homes in inventory, 620 lots and a sales order backlog of 55 homes. We also acquired control of approximately 660 additional lots through land purchase contracts.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	2023			2022
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$2,582.4	$391.1	15.1%	$2,658.4	$560.8	21.1%
Southwest	4,282.8	489.3	11.4%	4,840.7	968.3	20.0%
South Central	7,612.6	1,388.3	18.2%	8,192.3	1,910.7	23.3%
Southeast	8,760.8	1,711.1	19.5%	7,951.2	1,918.5	24.1%
East	5,325.3	935.7	17.6%	5,318.1	1,126.3	21.2%
North	3,179.3	350.8	11.0%	2,962.4	456.3	15.4%
	$31,743.2	$5,266.3	16.6%	$31,923.1	$6,940.9	21.7%
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

Northwest Region — Homebuilding revenues decreased 3% in fiscal 2023 compared to fiscal 2022, due to decreases in the average selling price of homes closed in most of our markets, partially offset by an increase in homes closed in our Salt Lake City and Seattle markets. The region generated pre-tax income of $391.1 million in 2023 compared to $560.8 million in 2022. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 600 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 30 basis points in 2023 compared to 2022, primarily due to an increase in SG&A expenses.

Southwest Region — Homebuilding revenues decreased 12% in fiscal 2023 compared to fiscal 2022, primarily due to decreases in the number of homes closed in most markets and a decrease in the average selling price. The region generated pre-tax income of $489.3 million in 2023 compared to $968.3 million in 2022. Home sales gross profit percentage decreased by 820 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in 2023 compared to 2022, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 7% in fiscal 2023 compared to fiscal 2022, primarily due to decreases in the number of homes closed in our Dallas and Houston markets. The region generated pre-tax income of $1.4 billion in 2023 compared to $1.9 billion in 2022. Home sales gross profit percentage decreased by 490 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in 2023 compared to 2022, primarily due to the decrease in homebuilding revenues.

Southeast Region — Homebuilding revenues increased 10% in fiscal 2023 compared to fiscal 2022, primarily due to increases in the number of homes closed in our Jacksonville, Orlando and Tampa markets. The region generated pre-tax income of $1.7 billion in 2023 compared to $1.9 billion in 2022. Home sales gross profit percentage decreased by 520 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 basis points in 2023 compared to 2022, primarily due to the increase in homebuilding revenues.

East Region — Homebuilding revenues were essentially flat in fiscal 2023 compared to fiscal 2022. The region generated pre-tax income of $935.7 million in 2023 compared to $1.1 billion in 2022. Home sales gross profit percentage decreased by 350 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 30 basis points in 2023 compared to 2022, primarily due to an increase in SG&A expenses.

North Region — Homebuilding revenues increased 7% in fiscal 2023 compared to fiscal 2022, due to increases in the number of homes closed in most of our markets. The region generated pre-tax income of $350.8 million in 2023 compared to $456.3 million in 2022. Home sales gross profit percentage decreased by 470 basis points in 2023 compared to 2022, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in 2023 compared to 2022, primarily due to an increase in SG&A expenses.

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

Our homebuilding segment’s inventories at September 30, 2023 and 2022 are summarized as follows:

	September 30, 2023
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$819.5	$1,087.5	$—	$0.5	$1,907.5
Southwest	1,280.0	1,845.0	6.7	1.3	3,133.0
South Central	2,040.2	1,769.6	0.3	0.4	3,810.5
Southeast	2,390.5	1,549.8	13.2	5.0	3,958.5
East	1,393.5	1,630.4	—	0.8	3,024.7
North	1,083.7	993.7	—	0.6	2,078.0
Corporate and unallocated (1)	126.9	116.3	0.3	0.1	243.6
	$9,134.3	$8,992.3	$20.5	$8.7	$18,155.8

	September 30, 2022
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$854.9	$945.1	$—	$2.2	$1,802.2
Southwest	1,328.7	1,447.2	7.2	18.6	2,801.7
South Central	2,304.9	1,625.4	0.3	1.1	3,931.7
Southeast	2,692.7	1,385.2	13.2	—	4,091.1
East	1,389.3	1,153.4	—	—	2,542.7
North	1,251.9	676.7	—	7.1	1,935.7
Corporate and unallocated (1)	129.1	89.5	0.3	0.4	219.3
	$9,951.5	$7,322.5	$21.0	$29.4	$17,324.4
_____________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2023 and 2022 are summarized as follows:

	September 30, 2023
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	14,100	20,300	34,400	2,800
Southwest	22,600	30,500	53,100	4,700
South Central	36,700	69,500	106,200	10,800
Southeast	24,700	132,900	157,600	12,100
East	27,700	118,400	146,100	7,100
North	15,300	55,700	71,000	4,500
	141,100	427,300	568,400	42,000
	25%	75%	100%

	September 30, 2022
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,100	32,200	43,300	2,900
Southwest	22,100	36,500	58,600	4,900
South Central	37,800	66,500	104,300	12,400
Southeast	24,700	138,600	163,300	14,200
East	22,700	105,700	128,400	6,800
North	12,700	62,600	75,300	5,200
	131,100	442,100	573,200	46,400
	23%	77%	100%
_________________________
(1)Land/lots owned included approximately 50,300 and 37,600 owned lots that are fully developed and ready for home construction at September 30, 2023 and 2022, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2023 and 2022 was $21.1 billion and $19.7 billion, respectively, secured by earnest money deposits of $1.8 billion and $1.6 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2023 and 2022 included $1.3 billion and $1.4 billion, respectively, related to lot purchase contracts with Forestar, secured by $139.1 million and $131.7 million, respectively, of earnest money.
(3)Lots controlled at September 30, 2023 included approximately 31,400 lots owned or controlled by Forestar, 14,400 of which our homebuilding divisions had under contract to purchase and 17,000 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 12,000 lots were in our Southeast region, 6,000 lots were in our East region, 4,700 lots were in our South Central region, 3,300 lots were in our Southwest region, 3,300 lots were in our North region and 2,100 lots were in our Northwest region. Lots controlled at September 30, 2022 included approximately 36,700 lots owned or controlled by Forestar, 17,800 of which our homebuilding divisions had under contract to purchase and 18,900 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 27,000 and 27,200 of our homes in inventory were unsold at September 30, 2023 and 2022, respectively. At September 30, 2023, approximately 7,000 of our unsold homes were completed, of which approximately 620 homes had been completed for more than six months. At September 30, 2022, approximately 4,400 of our unsold homes were completed, of which approximately 90 homes had been completed for more than six months. Homes in inventory exclude approximately 2,100 and 1,800 model homes at September 30, 2023 and 2022, respectively.

Results of Operations — Rental

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the fiscal years ended September 30, 2023 and 2022.

	Rental Homes/Units Closed
	Year Ended September 30,
	2023	2022
Single-family rental homes	6,175	774
Multi-family rental units	2,112	775
	8,287	1,549

	Results of Operations
	(In millions)
Revenues
Single-family rental	$2,014.8	$313.8
Multi-family rental and other	590.7	196.4
Total revenues	2,605.5	510.2
Cost of sales
Single-family rental	1,504.8	147.8
Multi-family rental and other	382.0	95.6
Inventory and land option charges	6.7	0.8
Total cost of sales	1,893.5	244.2
Selling, general and administrative expense	290.2	91.1
Other (income) expense	(102.4)	(27.1)
Income before income taxes	$524.2	$202.0

Revenues from our rental operations increased to $2.6 billion in fiscal 2023 from $510.2 million in fiscal 2022, and pre-tax income increased to $524.2 million from $202.0 million. These increases reflect the significant growth of our rental operations resulting from our increased investment in this segment of our business during the past two years.

At September 30, 2023, our rental property inventory of $2.7 billion included $1.3 billion of inventory related to our single-family rental operations and $1.4 billion of inventory related to our multi-family rental operations. At September 30, 2022, our rental property inventory of $2.6 billion included $1.7 billion of inventory related to our single-family rental operations and $897.2 million of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at September 30, 2023 and 2022 consisted of the following:

	Rental Inventory
	September 30,
	2023	2022
Single-family rental homes (1)	5,630	7,400
Single-family rental lots (2)	3,380	6,680
Multi-family rental units (3)	9,150	6,110
________________________
(1)Single-family rental homes at September 30, 2023 consist of 1,260 homes under construction and 4,370 completed homes. Single-family rental homes at September 30, 2022 consist of 3,870 homes under construction and 3,530 completed homes.
(2)Single-family rental lots at September 30, 2023 consist of 2,210 undeveloped lots and 1,170 finished lots. Single-family rental lots at September 30, 2022 consist of 4,910 undeveloped lots and 1,770 finished lots.
(3)Multi-family rental units at September 30, 2023 consist of 7,200 units under construction and 1,950 units that were substantially complete and in the lease-up phase. Multi-family rental units at September 30, 2022 consist of 5,810 units under construction and 300 units that were substantially complete and in the lease-up phase.

Results of Operations — Forestar

At September 30, 2023, we owned 63% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 54 markets across 22 states as of September 30, 2023. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2023 and 2022 were as follows:

	Year Ended September 30,
	2023	2022
	(In millions)
Total revenues	$1,436.9	$1,519.1
Cost of land/lot sales and other	1,108.9	1,182.7
Inventory and land option charges	24.0	12.4
Total cost of sales	1,132.9	1,195.1
Selling, general and administrative expense	97.7	93.6
Other (income) expense	(15.3)	(5.4)
Income before income taxes	$221.6	$235.8

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the fiscal years ended September 30, 2023 and 2022.

	Year Ended September 30,
	Lots Sold		Value (In millions)
	2023	2022	2023	2022
Residential single-family lots sold
Lots sold to D.R. Horton	12,249	14,895	$1,094.7	$1,231.8
Total lots sold	14,040	17,691	$1,275.7	$1,455.5
Tract acres sold to D.R. Horton	820	—	$114.1	$—

			September 30,
			2023	2022
Residential single-family lots in inventory and under contract
Lots owned			52,400	61,800
Lots controlled through land purchase contracts			26,800	28,300
Total lots owned and controlled			79,200	90,100

Owned lots under contract to sell to D.R. Horton			14,400	17,800
Owned lots under contract to customers other than D.R. Horton			600	1,400
Total owned lots under contract			15,000	19,200

Owned lots subject to right of first offer with D.R. Horton			17,000	18,900
Owned lots fully developed			6,400	5,500

At September 30, 2023 and 2022, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $1.8 billion and $2.0 billion, respectively.

Forestar’s inventory and land option charges during fiscal 2023 and 2022 included impairment charges of $19.4 million and $3.8 million, respectively.

SG&A expense for fiscal 2023 and 2022 included charges of $3.8 million and $4.1 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2023 and 2022.

	Year Ended September 30,
	2023	2022	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	62,699	57,355	9%
Number of homes closed by D.R. Horton	82,917	82,744	—%
Percentage of D.R. Horton homes financed by DHI Mortgage	76%	69%
Number of total loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	62,773	57,414	9%
Total number of loans originated or brokered by DHI Mortgage	63,135	58,298	8%
Captive business percentage	99%	98%
Loans sold by DHI Mortgage to third parties	62,350	57,213	9%

	Year Ended September 30,
	2023	2022	% Change
	(In millions)
Loan origination and other fees	$71.8	$52.3	37%
Gains on sale of mortgage loans and mortgage servicing rights	538.4	561.7	(4)%
Servicing income	6.1	3.4	79%
Total mortgage operations revenues	616.3	617.4	—%
Title policy premiums	185.2	177.6	4%
Total revenues	801.5	795.0	1%
General and administrative expense	594.9	547.6	9%
Other (income) expense	(76.7)	(43.2)	78%
Financial services pre-tax income	$283.3	$290.6	(3)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2023	2022
General and administrative expense	74.2%	68.9%
Other (income) expense	(9.6)%	(5.4)%
Financial services pre-tax income	35.3%	36.6%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations and those loan originations account for the majority of its total loan volume. In fiscal 2023, while the number of homes closed by our homebuilding operations increased only slightly, the percentage of the loans originated by DHI Mortgage related to those homes closed was 76%, up from 69% in fiscal 2022. This increase reflects DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold increased 9% in fiscal 2023 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2023 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2023, approximately 64% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 34% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume increased 8% during fiscal 2023, while revenues from our mortgage operations decreased slightly to $616.3 million from $617.4 million in fiscal 2022, primarily due to competitive pricing pressure in the secondary market. Revenues from our title operations increased 4% to $185.2 million in fiscal 2023 from $177.6 million in fiscal 2022.

General and administrative (G&A) expense related to our financial services operations increased 9% to $594.9 million in fiscal 2023 from $547.6 million in the prior year. G&A expenses increased in fiscal 2023 due to increased loan origination volume. As a percentage of financial services revenues, G&A expense was 74.2% in fiscal 2023 compared to 68.9% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,895 and 3,024 people at September 30, 2023 and 2022, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income increased 78% to $76.7 million in fiscal 2023 from $43.2 million in the prior year, primarily due to an increase in interest rates on our loan origination volume.

Results of Operations — Other Businesses

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $32.4 million in fiscal 2023 compared to $58.1 million in fiscal 2022.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $6.3 billion in fiscal 2023 compared to $7.6 billion in fiscal 2022. The decrease was primarily due to a decrease in the pre-tax income of our homebuilding operations as a result of a decrease in home sales gross margin. In fiscal 2023, our homebuilding, rental, financial services and Forestar businesses generated pre-tax income of $5.3 billion, $524.2 million, $283.3 million and $221.6 million, respectively, compared to $6.9 billion, $202.0 million, $290.6 million and $235.8 million, respectively, in fiscal 2022.

Income Taxes

Our income tax expense was $1.5 billion and $1.7 billion in fiscal 2023 and 2022, respectively, and our effective tax rate was 24.1% and 22.7% in those years. The effective tax rates for both years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $202.0 million at September 30, 2023 compared to $159.0 million at September 30, 2022. We have a valuation allowance of $14.8 million and $17.9 million at September 30, 2023 and 2022, respectively, related to deferred tax assets for state net operating loss (NOL), state capital loss and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At September 30, 2023, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.1 billion, of which $1.9 billion is payable within 12 months and includes $1.7 billion outstanding under our mortgage repurchase facilities. Future interest payments associated with the notes total $396.1 million, of which $224.4 million is payable within 12 months.

At September 30, 2023, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 18.3% compared to 23.8% at September 30, 2022. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 5.1% at September 30, 2023 compared to 15.4% at September 30, 2022. Over the long term, we intend to maintain our ratio of debt to total capital below 25%, and we expect it to remain below 20% in fiscal 2024.

At September 30, 2023, we had outstanding letters of credit of $254.3 million and surety bonds of $3.2 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. At September 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2023, cash and cash equivalents of our homebuilding segment totaled $2.9 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At September 30, 2023, there were no borrowings outstanding and $226.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.96 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2023, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — In February 2023, we repaid $300 million principal amount of our 4.75% senior notes at maturity, and in July 2023, we redeemed $400 million principal amount of our 5.75% senior notes due August 2023. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest. At September 30, 2023, we had $2.1 billion principal amount of homebuilding senior notes outstanding that mature from October 2024 through October 2027.

The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At September 30, 2023, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2019, our Board of Directors authorized the repurchase of up to $500 million of debt securities. In April 2023, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, replacing the prior stock repurchase authorization. During fiscal 2023, we repurchased 11.1 million shares at a total cost, including commissions and excise taxes, of $1.2 billion. At September 30, 2023, the full amount of the debt repurchase authorization was remaining, and $234.0 million of the stock repurchase authorization was remaining. In October 2023, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, replacing the previous authorization, which at that time had only $32.8 million remaining due to repurchases made subsequent to year end. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past two years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $2.7 billion and $2.6 billion at September 30, 2023 and 2022, respectively.

Cash and Cash Equivalents — At September 30, 2023, cash and cash equivalents of our rental segment totaled $136.1 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $700 million and $1.1 billion, respectively, during fiscal 2023. At September 30, 2023, there were $400 million of borrowings outstanding at a 7.7% annual interest rate, and no letters of credit issued under the facility, resulting in available capacity of $625 million.

In October 2023, DRH Rental’s credit facility was amended to extend its maturity date to October 10, 2027 and to increase its accordion feature to allow for an increase in the size of the facility up to $2.0 billion, subject to certain conditions and availability of additional bank commitments.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2023, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At September 30, 2023, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 33.7% compared to 37.1% at September 30, 2022. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 5.5% compared to 26.9% at September 30, 2022.

Cash and Cash Equivalents — At September 30, 2023, Forestar had cash and cash equivalents of $616 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2023, there were no borrowings outstanding and $27.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.3 million.

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

Unsecured Debt — As of September 30, 2023, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

At September 30, 2023, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at September 30, 2023, and the authorization has no expiration date.

Issuance of Common Stock — During fiscal 2023, there were no shares of common stock issued under Forestar’s ATM program. At September 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2023, cash and cash equivalents of our financial services segment totaled $189.1 million.

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

The committed mortgage repurchase facility has a total capacity of $2.0 billion and a maturity date of February 16, 2024. The capacity of the committed mortgage repurchase facility can be increased to $2.3 billion subject to the availability of additional commitments. At September 30, 2023, DHI Mortgage had an obligation of $1.4 billion under the committed mortgage repurchase facility at a 6.9% annual interest rate.

In April 2023, DHI Mortgage entered into a master repurchase agreement providing for an uncommitted mortgage repurchase facility. At September 30, 2023, DHI Mortgage could borrow up to $300 million under the uncommitted mortgage repurchase facility and had an obligation of $296.3 million at a 6.6% annual interest rate.

As of September 30, 2023, $2.22 billion of mortgage loans held for sale with a collateral value of $2.18 billion were pledged under the committed mortgage repurchase facility, and $323.0 million of mortgage loans held for sale with a collateral value of $300.9 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2023, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

In the past, DHI Mortgage has been able to renew or extend its committed mortgage repurchase facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the facility during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the committed mortgage repurchase facility or to obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In fiscal 2023, net cash provided by operating activities was $4.3 billion compared to $561.8 million in fiscal 2022. Cash provided by operating activities in the current year primarily consisted of $3.1 billion, $739.2 million, $364.1 million and $13.2 million of cash provided by our homebuilding, rental, Forestar and financial services segments, respectively. The most significant source of cash provided by operating activities in both years was net income.

Cash provided by a decrease in construction in progress and finished home inventory was $861.8 million in fiscal 2023 compared to cash used to increase construction in progress and finished home inventory of $2.1 billion in fiscal 2022, due to a decrease in our homes in inventory. Cash used to increase residential land and lots was $1.2 billion and $1.4 billion in fiscal 2023 and 2022, respectively.

Investing Cash Flow Activities

In fiscal 2023, net cash used in investing activities was $310.2 million compared to $414.9 million in fiscal 2022. In fiscal 2023, uses of cash included the acquisitions of the homebuilding operations of Riggins Custom Homes for $107 million and Truland Homes for approximately $110 million and purchases of property and equipment totaling $148.6 million. In fiscal 2022, uses of cash included the acquisition of Vidler Water Resources, Inc. for $271.5 million and purchases of property and equipment totaling $148.2 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2023, net cash used in financing activities was $2.7 billion, consisting primarily of repurchases of common stock of $1.2 billion, repayment of $300 million principal amount of our 4.75% homebuilding senior notes and $400 million principal amount of our 5.75% homebuilding senior notes, net payments on our rental revolving credit facility of $400 million and payment of cash dividends totaling $341.2 million. These uses of cash were partially offset by net advances on our mortgage repurchase facility of $51.3 million.

In fiscal 2022, net cash used in financing activities was $811.2 million, consisting primarily of repurchases of common stock of $1.1 billion, repayment of $350 million principal amount of our 4.375% homebuilding senior notes and payment of cash dividends totaling $316.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $800 million and net advances on our mortgage repurchase facility of $123.7 million. Sources and uses of cash also included borrowings and repayments under our homebuilding revolving credit facility totaling $3.5 billion each.

Our Board of Directors approved and paid quarterly cash dividends of $0.25 per common share in fiscal 2023 and $0.225 per common share in fiscal 2022. In October 2023, our Board of Directors approved a quarterly cash dividend of $0.30 per common share, payable on November 28, 2023, to stockholders of record on November 21, 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

Supplemental Guarantor Financial Information

As of September 30, 2023, D.R. Horton, Inc. had $2.1 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

All of the homebuilding senior notes and the homebuilding revolving credit facility are fully and unconditionally guaranteed, on a joint and several basis, by certain subsidiaries of D.R. Horton, Inc. (Guarantors or Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by D.R. Horton, Inc. Our subsidiaries associated with the single-family and multi-family rental operations, Forestar lot development operations, financial services operations and certain other subsidiaries do not guarantee the homebuilding senior notes or the homebuilding revolving credit facility (collectively, Non-Guarantor Subsidiaries). The guarantees are senior unsecured obligations of each Guarantor and rank equal with all existing and future senior debt of such Guarantor and senior to all subordinated debt of such Guarantor. The guarantees are effectively subordinated to any secured debt of such Guarantor to the extent of the value of the assets securing such debt. The guarantees will be structurally subordinated to indebtedness and other liabilities of Non-Guarantor Subsidiaries of the Guarantors.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2023
(In millions)
Assets
Cash	$2,848.3
Inventories	18,331.6
Amount due from Non-Guarantor Subsidiaries	1,314.3
Total assets	26,081.4
Liabilities & Stockholders’ Equity
Notes payable	$2,211.1
Total liabilities	5,785.4
Stockholders’ equity	20,296.0

Summarized Statement of Operations Data	Year Ended September 30, 2023
(In millions)
Revenues	$31,661.8
Cost of sales	24,264.9
Selling, general and administrative expense	2,192.0
Income before income taxes	5,245.5
Net income	3,984.2

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

Forward-Looking Statements

Some of the statements contained in this report, as well as in other materials we have filed or will file with the Securities and Exchange Commission, statements made by us in periodic press releases and oral statements we make to analysts, stockholders and the press in the course of presentations about us, may be construed as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s beliefs as well as assumptions made by, and information currently available to, management. These forward-looking statements typically include the words “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “likely,” “may,” “outlook,” “plan,” “possible,” “potential,” “predict,” “projection,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other words of similar meaning. Any or all of the forward-looking statements included in this report and in any other of our reports or public statements may not approximate actual experience, and the expectations derived from them may not be realized, due to risks, uncertainties and other factors. As a result, actual results may differ materially from the expectations or results we discuss in the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:
•the cyclical nature of the homebuilding, rental and lot development industries and changes in economic, real estate or other conditions;
•adverse developments affecting the capital markets and financial institutions, which could limit our ability to access capital and increase our cost of capital and impact our liquidity and capital resources;
•reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates;
•the risks associated with our land, lot and rental inventory;
•our ability to effect our growth strategies, acquisitions, investments or other strategic initiatives successfully;
•the impact of an inflationary, deflationary or higher interest rate environment;
•supply shortages and other risks of acquiring land, building materials and skilled labor and obtaining regulatory approvals;
•the effects of public health issues such as a major epidemic or pandemic on the economy and our businesses;
•the effects of weather conditions and natural disasters on our business and financial results;
•home warranty and construction defect claims;
•the effects of health and safety incidents;
•reductions in the availability of performance bonds;
•increases in the costs of owning a home;
•the effects of information technology failures, data security breaches, and the failure to satisfy privacy and data protection laws and regulations;
•the effects of governmental regulations and environmental matters on our homebuilding and land development operations;
•the effects of governmental regulations on our financial services operations;
•competitive conditions within the industries in which we operate;
•our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;
•the effects of negative publicity;
•the effects of the loss of key personnel; and
•actions by activist stockholders.

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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2023 and 2022, and for the years ended September 30, 2023, 2022 and 2021. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. generally accepted accounting principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Warranty Claims — We typically provide our homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since we subcontract our construction work to subcontractors who typically provide us with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of expected warranty-related costs under all unexpired warranty obligation periods. Our warranty liability is based upon historical warranty cost experience in each market in which we operate. Actual future warranty costs could differ from our currently estimated amounts. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual. For additional information regarding our warranty liability, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 97% and 99% of these reserves related to construction defect matters at September 30, 2023 and 2022, respectively.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2023 and 2022, we had reserves for approximately 600 and 560 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2023, we were notified of approximately 345 new construction defect claims and resolved 305 construction defect claims for a total cost of $40.6 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $148.8 million in our reserves and a $51.8 million increase in our insurance receivable, resulting in additional expense of $97.0 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $133.6 million in our reserves and a $46.7 million decrease in our insurance receivable, resulting in a reduction in expense of $86.9 million. For additional information regarding our legal claims reserves, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2023 and 2022 was not significant, is recognized in current earnings. At September 30, 2023, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.3 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.7 billion at September 30, 2023.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At September 30, 2023 and 2022, we had MBS totaling $1.1 billion and $532.4 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $15.7 million and $4.8 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2023. Because the mortgage repurchase facility is effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, its outstanding balance is included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2023.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2023
	2024	2025	2026	2027	2028	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$190.0	$522.7	$919.8	$607.2	$800.0	$—	$3,039.7	$2,772.3
Average interest rate	4.5%	2.6%	3.4%	1.5%	3.0%	—%	2.8%
Variable rate	$1,669.6	$—	$400.0	$—	$—	$—	$2,069.6	$2,069.6
Average interest rate	6.9%	—%	7.7%	—%	—%	—%	7.0%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2023, the Company’s reserve for legal claims related to construction defect matters was $832.3 million. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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

Dallas, Texas
November 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R. Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 17, 2023

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
	(In millions)
ASSETS
Cash and cash equivalents	$3,873.6	$2,540.5
Restricted cash	26.5	32.4
Total cash, cash equivalents and restricted cash	3,900.1	2,572.9
Inventories:
Construction in progress and finished homes	9,001.4	9,798.2
Residential land and lots — developed and under development	10,621.9	9,173.1
Land held for development	50.0	110.8
Land held for sale	8.7	29.4
Rental properties	2,691.3	2,544.2
Total inventory	22,373.3	21,655.7
Mortgage loans held for sale	2,519.9	2,386.0
Deferred income taxes, net of valuation allowance of $14.8 million and $17.9 million at September 30, 2023 and 2022, respectively	187.2	141.1
Property and equipment, net	445.4	471.6
Other assets	2,993.0	2,960.3
Goodwill	163.5	163.5
Total assets	$32,582.4	$30,351.1
LIABILITIES
Accounts payable	$1,246.2	$1,360.3
Accrued expenses and other liabilities	3,103.8	3,138.3
Notes payable	5,094.5	6,066.9
Total liabilities	9,444.5	10,565.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 401,202,253 shares issued and 334,848,565 shares outstanding at September 30, 2023 and 399,172,937 shares issued and 343,953,023 shares outstanding at September 30, 2022	4.0	4.0
Additional paid-in capital	3,432.2	3,349.5
Retained earnings	23,589.8	19,185.3
Treasury stock, 66,353,688 shares and 55,219,914 shares at September 30, 2023 and 2022, respectively, at cost	(4,329.8)	(3,142.5)
Stockholders’ equity	22,696.2	19,396.3
Noncontrolling interests	441.7	389.3
Total equity	23,137.9	19,785.6
Total liabilities and equity	$32,582.4	$30,351.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2023	2022	2021
	(In millions, except per share data)
Revenues	$35,460.4	$33,480.0	$27,774.2
Cost of sales	26,110.0	22,975.9	19,899.2
Selling, general and administrative expense	3,248.8	2,933.7	2,556.2
Gain on sale of assets	—	—	(14.0)
Loss on extinguishment of debt	—	—	18.1
Other (income) expense	(213.1)	(59.3)	(41.6)
Income before income taxes	6,314.7	7,629.7	5,356.3
Income tax expense	1,519.5	1,734.1	1,165.1
Net income	4,795.2	5,895.6	4,191.2
Net income attributable to noncontrolling interests	49.5	38.1	15.4
Net income attributable to D.R. Horton, Inc.	$4,745.7	$5,857.5	$4,175.8

Basic net income per common share attributable to D.R. Horton, Inc.	$13.93	$16.65	$11.56
Weighted average number of common shares	340.7	351.7	361.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$13.82	$16.51	$11.41
Adjusted weighted average number of common shares	343.3	354.8	365.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2020 (363,999,982 shares)	$3.9	$3,240.9	$9,757.8	$(1,162.6)	$281.5	$12,121.5
Net income	—	—	4,175.8	—	15.4	4,191.2
Exercise of stock options (757,487 shares)	—	6.6	—	—	—	6.6
Stock issued under employee benefit plans (1,691,264 shares)	0.1	16.1	—	—	—	16.2
Cash paid for shares withheld for taxes	—	(78.5)	—	—	—	(78.5)
Stock-based compensation expense	—	91.4	—	—	—	91.4
Cash dividends declared ($0.80 per share)	—	—	(289.3)	—	—	(289.3)
Repurchases of common stock (10,432,890 shares)	—	—	—	(874.0)	—	(874.0)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Change of ownership interest in Forestar	—	(1.7)	—	—	32.9	31.2
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	5,857.5	—	38.1	5,895.6
Exercise of stock options (292,290 shares)	—	7.0	—	—	—	7.0
Stock issued under employee benefit plans (1,690,547 shares)	—	26.2	—	—	—	26.2
Cash paid for shares withheld for taxes	—	(62.0)	—	—	—	(62.0)
Stock-based compensation expense	—	105.1	—	—	—	105.1
Cash dividends declared ($0.90 per share)	—	—	(316.5)	—	—	(316.5)
Repurchases of common stock (14,045,657 shares)	—	—	—	(1,105.9)	—	(1,105.9)
Change of ownership interest in Forestar	—	(1.6)	—	—	3.5	1.9
Noncontrolling interest acquired	—	—	—	—	18.0	18.0
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	4,745.7	—	49.5	4,795.2
Exercise of stock options (603,823 shares)	—	14.4	—	—	—	14.4
Stock issued under employee benefit plans (1,425,493 shares)	—	16.0	—	—	—	16.0
Cash paid for shares withheld for taxes	—	(56.1)	—	—	—	(56.1)
Stock-based compensation expense	—	111.2	—	—	—	111.2
Cash dividends declared ($1.00 per share)	—	—	(341.2)	—	—	(341.2)
Repurchases of common stock (11,133,774 shares)	—	—	—	(1,187.3)	—	(1,187.3)
Change of ownership interest in Forestar	—	(2.8)	—	—	2.9	0.1
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022	2021
	(In millions)
OPERATING ACTIVITIES
Net income	$4,795.2	$5,895.6	$4,191.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.6	81.4	82.1
Stock-based compensation expense	111.2	105.1	91.4
Deferred income taxes	(45.9)	29.1	(10.0)
Inventory and land option charges	80.3	70.4	28.6
Gain on sale of assets	—	—	(14.0)
Loss on extinguishment of debt	—	—	18.1
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	861.8	(2,059.0)	(1,734.9)
Increase in residential land and lots — developed, under development, held for development and held for sale	(1,226.4)	(1,402.8)	(1,720.6)
Increase in rental properties	(151.8)	(1,723.2)	(303.6)
Decrease (increase) in other assets	23.8	(1,111.5)	(440.7)
Increase in mortgage loans held for sale	(133.9)	(358.8)	(498.3)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(101.8)	1,035.5	845.1
Net cash provided by operating activities	4,304.1	561.8	534.4
INVESTING ACTIVITIES
Expenditures for property and equipment	(148.6)	(148.2)	(93.5)
Proceeds from sale of assets	52.0	—	37.6
Expenditures related to rental properties	—	—	(173.9)
Payments related to business acquisitions, net of cash acquired	(212.9)	(271.5)	(24.5)
Other investing activities	(0.7)	4.8	2.1
Net cash used in investing activities	(310.2)	(414.9)	(252.2)
FINANCING ACTIVITIES
Proceeds from notes payable	711.0	4,250.0	1,541.6
Repayment of notes payable	(1,823.9)	(3,801.2)	(826.3)
Borrowings on mortgage repurchase facility, net	51.3	123.7	362.0
Proceeds from stock associated with certain employee benefit plans	25.5	33.2	22.7
Cash paid for shares withheld for taxes	(56.1)	(62.0)	(78.5)
Cash dividends paid	(341.2)	(316.5)	(289.3)
Repurchases of common stock	(1,178.5)	(1,131.5)	(848.4)
Net proceeds from issuance of Forestar common stock	—	1.7	33.5
Net other financing activities	(54.8)	91.4	(2.4)
Net cash used in financing activities	(2,666.7)	(811.2)	(85.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,327.2	(664.3)	197.1
Cash, cash equivalents and restricted cash at beginning of year	2,572.9	3,237.2	3,040.1
Cash, cash equivalents and restricted cash at end of year	$3,900.1	$2,572.9	$3,237.2

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2023	2022	2021
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,442.0	$1,701.1	$1,137.8
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$54.5	$64.3	$12.5
Stock issued under employee incentive plans	$111.4	$130.9	$124.7
Repurchases of common stock not settled	$—	$—	$25.6

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of September 30, 2023, the Company owns a 63% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 37% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $301.8 million and $494.8 million at September 30, 2023 and 2022, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $70.2 million and $64.4 million at September 30, 2023 and 2022, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2023, 2022 and 2021, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

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

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There was one variable interest entity consolidated for $118.8 million and $64.3 million in the Company’s balance sheets at September 30, 2023 and 2022, respectively, because the Company determined it controlled the activities that most significantly impacted the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2023 and 2022, the deposits related to these contracts totaled $1.6 billion and $1.5 billion, respectively, and are included in other assets in the consolidated balance sheets.

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

In December 2022, the Company acquired the homebuilding operations of Riggins Custom Homes in Northwest Arkansas for approximately $107 million in cash. The assets acquired included approximately 170 homes in inventory and 3,000 lots. The purchase price was recorded to inventory, and no goodwill was recorded as a result of this transaction.

In June 2023, the Company acquired the homebuilding operations of Truland Homes for approximately $110 million in cash. Truland Homes operates in Baldwin County, Alabama and Northwest Florida. The assets acquired included approximately 155 homes in inventory and 620 lots. The Company also acquired control of approximately 660 additional lots through land purchase contracts. The purchase price was recorded to inventory, and no goodwill was recorded as a result of this transaction.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company records a goodwill impairment by the amount that an operating segment’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As a result of the qualitative assessments performed in fiscal 2023, 2022 and 2021, no impairment charges were indicated or recorded.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2023	2022
	(In millions)
Northwest	$2.2	$2.2
Southwest	—	—
South Central	15.9	15.9
Southeast	6.0	6.0
East	60.5	60.5
North	49.7	49.7
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

Warranty Claims

The Company provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of the warranty-related costs expected to be incurred in the future. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates. See Note L.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $64.7 million, $41.7 million and $36.1 million in fiscal 2023, 2022 and 2021, respectively, and is included in SG&A expense in the consolidated statements of operations.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company’s unrecognized tax benefits totaled $1.4 million and $2.9 million at September 30, 2023 and 2022, respectively.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2023, the outstanding stock-based compensation awards include stock options and restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee of the Board of Directors. Restricted stock units outstanding at September 30, 2023 have a remaining vesting period up to 4.6 years. Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. All stock options outstanding at September 30, 2023 have vested and expire 10 years after the dates on which they were granted.

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

Fair Value Measurements

The Financial Accounting Standards Board’s authoritative guidance for fair value measurements establishes a three-level hierarchy based upon the inputs to the valuation model of an asset or liability. When available, the Company uses quoted market prices in active markets to determine fair value. The Company considers the principal market and nonperformance risk associated with the Company’s counterparties when determining the fair value measurements, if applicable. Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage servicing rights, interest rate lock commitments and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. See Note N.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 81 homebuilding divisions, its majority-owned Forestar residential lot development operations, its financial services operations, its rental operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

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

Homebuilding is the Company’s core business, generating 90%, 95% and 96% of consolidated revenues in fiscal 2023, 2022 and 2021, respectively. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 118 markets across 33 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

Rental

The Company’s rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties.

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

Other

In addition to its homebuilding, rental, Forestar and financial services operations, the Company engages in other business activities through its subsidiaries. The Company conducts insurance-related operations, owns water rights and other water-related assets and owns non-residential real estate including ranch land and improvements. The results of these operations are immaterial for separate reporting and therefore are grouped together and presented in the Eliminations and Other column in the tables that follow.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2023
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,920.2	$136.1	$616.0	$189.1	$12.2	$3,873.6
Restricted cash	6.5	3.3	—	16.7	—	26.5
Inventories:
Construction in progress and finished homes	9,134.3	—	—	—	(132.9)	9,001.4
Residential land and lots — developed and under development	8,992.3	—	1,760.8	—	(131.2)	10,621.9
Land held for development	20.5	—	29.5	—	—	50.0
Land held for sale	8.7	—	—	—	—	8.7
Rental properties	—	2,708.4	—	—	(17.1)	2,691.3
	18,155.8	2,708.4	1,790.3	—	(281.2)	22,373.3
Mortgage loans held for sale	—	—	—	2,519.9	—	2,519.9
Deferred income taxes, net	229.8	(19.9)	—	—	(22.7)	187.2
Property and equipment, net	415.0	2.4	5.9	4.1	18.0	445.4
Other assets	2,838.5	29.8	58.5	250.3	(184.1)	2,993.0
Goodwill	134.3	—	—	—	29.2	163.5
	$24,700.1	$2,860.1	$2,470.7	$2,980.1	$(428.6)	$32,582.4
Liabilities
Accounts payable	$1,033.7	$698.6	$68.4	$0.1	$(554.6)	$1,246.2
Accrued expenses and other liabilities	2,585.5	43.2	337.4	280.4	(142.7)	3,103.8
Notes payable	2,329.9	400.0	695.0	1,669.6	—	5,094.5
	$5,949.1	$1,141.8	$1,100.8	$1,950.1	$(697.3)	$9,444.5
_____________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2022
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,040.7	$109.9	$264.8	$103.3	$21.8	$2,540.5
Restricted cash	11.3	1.4	—	19.7	—	32.4
Inventories:
Construction in progress and finished homes	9,951.5	—	—	—	(153.3)	9,798.2
Residential land and lots — developed and under development	7,322.5	—	1,932.6	—	(82.0)	9,173.1
Land held for development	21.0	—	89.8	—	—	110.8
Land held for sale	29.4	—	—	—	—	29.4
Rental properties	—	2,572.1	—	—	(27.9)	2,544.2
	17,324.4	2,572.1	2,022.4	—	(263.2)	21,655.7
Mortgage loans held for sale	—	—	—	2,386.0	—	2,386.0
Deferred income taxes, net	146.3	(7.1)	—	—	1.9	141.1
Property and equipment, net	361.8	2.0	5.7	4.3	97.8	471.6
Other assets	2,266.5	18.4	50.1	492.5	132.8	2,960.3
Goodwill	134.3	—	—	—	29.2	163.5
	$22,285.3	$2,696.7	$2,343.0	$3,005.8	$20.3	$30,351.1
Liabilities
Accounts payable	$1,149.1	$233.6	$72.2	$0.2	$(94.8)	$1,360.3
Accrued expenses and other liabilities	2,365.7	25.0	365.4	596.2	(214.0)	3,138.3
Notes payable	2,942.6	800.0	706.0	1,618.3	—	6,066.9
	$6,457.4	$1,058.6	$1,143.6	$2,214.7	$(308.8)	$10,565.5
_____________
(1)Amounts include the balances of the Company’s other businesses, the elimination of intercompany transactions and, to a lesser extent, purchase accounting adjustments.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2023
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$31,641.0	$—	$—	$—	$—	$31,641.0
Land/lot sales and other	102.2	—	1,436.9	—	(1,126.7)	412.4
Rental property sales	—	2,605.5	—	—	—	2,605.5
Financial services	—	—	—	801.5	—	801.5
	31,743.2	2,605.5	1,436.9	801.5	(1,126.7)	35,460.4
Cost of sales
Home sales (2)	24,201.3	—	—	—	(248.5)	23,952.8
Land/lot sales and other	53.8	—	1,108.9	—	(959.9)	202.8
Rental property sales	—	1,886.8	—	—	(12.7)	1,874.1
Inventory and land option charges	60.7	6.7	24.0	—	(11.1)	80.3
	24,315.8	1,893.5	1,132.9	—	(1,232.2)	26,110.0
Selling, general and administrative expense	2,239.9	290.2	97.7	594.9	26.1	3,248.8
Other (income) expense	(78.8)	(102.4)	(15.3)	(76.7)	60.1	(213.1)
Income before income taxes	$5,266.3	$524.2	$221.6	$283.3	$19.3	$6,314.7
Summary Cash Flow Information
Depreciation and amortization	$64.0	$2.4	$3.0	$2.1	$20.1	$91.6
Cash provided by operating activities	$3,078.4	$739.2	$364.1	$13.2	$109.2	$4,304.1
_____________
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2022
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$31,861.7	$—	$—	$—	$—	$31,861.7
Land/lot sales and other	61.4	—	1,519.1	—	(1,267.4)	313.1
Rental property sales	—	510.2	—	—	—	510.2
Financial services	—	—	—	795.0	—	795.0
	31,923.1	510.2	1,519.1	795.0	(1,267.4)	33,480.0
Cost of sales
Home sales (2)	22,715.6	—	—	—	(197.9)	22,517.7
Land/lot sales and other	39.1	—	1,182.7	—	(1,072.3)	149.5
Rental property sales	—	243.4	—	—	(5.1)	238.3
Inventory and land option charges	57.2	0.8	12.4	—	—	70.4
	22,811.9	244.2	1,195.1	—	(1,275.3)	22,975.9
Selling, general and administrative expense	2,186.7	91.1	93.6	547.6	14.7	2,933.7
Other (income) expense	(16.4)	(27.1)	(5.4)	(43.2)	32.8	(59.3)
Income before income taxes	$6,940.9	$202.0	$235.8	$290.6	$(39.6)	$7,629.7
Summary Cash Flow Information
Depreciation and amortization	$62.5	$1.0	$2.7	$1.9	$13.3	$81.4
Cash provided by (used in) operating activities	$1,916.7	$(1,391.0)	$108.7	$(10.5)	$(62.1)	$561.8
_____________
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2021
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$26,502.6	$—	$—	$—	$—	$26,502.6
Land/lot sales and other	75.0	—	1,325.8	—	(1,188.8)	212.0
Rental property sales	—	267.8	—	—	(31.8)	236.0
Financial services	—	—	—	823.6	—	823.6
	26,577.6	267.8	1,325.8	823.6	(1,220.6)	27,774.2
Cost of sales
Home sales (2)	19,748.4	—	—	—	(140.1)	19,608.3
Land/lot sales and other	56.2	—	1,093.6	—	(1,030.5)	119.3
Rental property sales	—	160.8	—	—	(17.8)	143.0
Inventory and land option charges	24.9	0.7	3.0	—	—	28.6
	19,829.5	161.5	1,096.6	—	(1,188.4)	19,899.2
Selling, general and administrative expense	1,945.6	44.6	68.4	488.3	9.3	2,556.2
Gain on sale of assets	—	—	(2.5)	—	(11.5)	(14.0)
Loss on extinguishment of debt	—	—	18.1	—	—	18.1
Other (income) expense	(10.3)	(24.8)	(1.4)	(29.3)	24.2	(41.6)
Income before income taxes	$4,812.8	$86.5	$146.6	$364.6	$(54.2)	$5,356.3
Summary Cash Flow Information
Depreciation and amortization	$63.1	$5.1	$2.2	$1.7	$10.0	$82.1
Cash provided by (used in) operating activities	$1,239.8	$(410.0)	$(303.1)	$(195.8)	$203.5	$534.4
_____________
(1)Amounts include the results of the Company’s other businesses, reconciling amounts between segment and consolidated balances and the elimination of intercompany transactions.
(2)Amount in the Eliminations and Other column represents the recognition of profit on lots sold from Forestar to the homebuilding segment. Intercompany profit is eliminated in the consolidated financial statements when Forestar sells lots to the homebuilding segment and is recognized in the consolidated financial statements when the homebuilding segment closes homes on the lots to homebuyers.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2023	2022
	(In millions)
Northwest	$1,907.5	$1,802.2
Southwest	3,133.0	2,801.7
South Central	3,810.5	3,931.7
Southeast	3,958.5	4,091.1
East	3,024.7	2,542.7
North	2,078.0	1,935.7
Corporate and unallocated (2)	243.6	219.3
	$18,155.8	$17,324.4
______________________________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2023	2022	2021
	(In millions)
Revenues
Northwest	$2,582.4	$2,658.4	$2,516.6
Southwest	4,282.8	4,840.7	4,071.0
South Central	7,612.6	8,192.3	6,111.2
Southeast	8,760.8	7,951.2	7,079.6
East	5,325.3	5,318.1	4,459.0
North	3,179.3	2,962.4	2,340.2
	$31,743.2	$31,923.1	$26,577.6
Inventory and Land Option Charges
Northwest	$6.6	$7.0	$0.6
Southwest	11.3	6.3	3.0
South Central	7.6	9.9	5.3
Southeast	14.6	13.5	10.2
East	8.4	12.1	2.4
North	12.2	8.4	3.4
	$60.7	$57.2	$24.9
Income before Income Taxes (1)
Northwest	$391.1	$560.8	$510.8
Southwest	489.3	968.3	653.1
South Central	1,388.3	1,910.7	1,150.2
Southeast	1,711.1	1,918.5	1,371.9
East	935.7	1,126.3	795.1
North	350.8	456.3	331.7
	$5,266.3	$6,940.9	$4,812.8
______________________________________________
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2023, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $33.8 million were impaired. As a result, impairment charges of $5.0 million were recorded during the three months ended September 30, 2023 to reduce the carrying value of the related inventory to fair value. During fiscal 2023, impairment charges totaled $19.0 million compared to $3.8 million and $5.6 million in fiscal 2022 and 2021, respectively.

During fiscal 2023, 2022 and 2021, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $61.3 million, $66.6 million and $23.0 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2023	2022
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
4.75% senior notes due 2023 (1)	—	299.9
5.75% senior notes due 2023 (1)	—	399.6
2.5% senior notes due 2024 (1)	499.0	498.2
2.6% senior notes due 2025 (1)	498.0	497.1
1.3% senior notes due 2026 (1)	596.6	595.5
1.4% senior notes due 2027 (1)	496.5	495.7
Other secured notes	239.8	156.6
	2,329.9	2,942.6
Rental
Unsecured:
Revolving credit facility	400.0	800.0

Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	397.4	396.5
5.0% senior notes due 2028 (2)	297.6	297.0
Other secured notes	—	12.5
	695.0	706.0
Financial Services
Mortgage repurchase facilities:
Committed facility	1,373.3	1,618.3
Uncommitted facility	296.3	—
	1,669.6	1,618.3
Total notes payable	$5,094.5	$6,066.9
_____________

(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $8.4 million and $12.2 million at September 30, 2023 and 2022, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $5.0 million and $6.5 million at September 30, 2023 and 2022, respectively.

As of September 30, 2023, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.9 billion in fiscal 2024, $522.7 million in fiscal 2025, $1.3 billion in fiscal 2026, $607.2 million in fiscal 2027, $800 million in fiscal 2028 and none thereafter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At September 30, 2023, there were no borrowings outstanding and $226.6 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.96 billion.

In February 2023, the Company repaid $300 million principal amount of its 4.75% senior notes at maturity, and in July 2023, the Company redeemed $400 million principal amount of its 5.75% senior notes due August 2023. The senior notes were redeemed at a price equal to 100% of the principal amount of the notes, together with accrued and unpaid interest.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2023, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2023 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
2.5% senior notes	$500	October 2019	October 15, 2024	Yes	2.7%
2.6% senior notes	$500	May 2020	October 15, 2025	Yes	2.8%
1.3% senior notes	$600	August 2021	October 15, 2026	Yes	1.5%
1.4% senior notes	$500	October 2020	October 15, 2027	Yes	1.6%
_____________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. In addition, the 2.5% senior notes, the 2.6% senior notes and the 1.3% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes. The 1.4% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is two months prior to the final maturity of the notes.
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

In July 2019, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2023.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.025 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.25 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is March 4, 2026. Borrowings and repayments under the facility totaled $700 million and $1.1 billion, respectively, during fiscal 2023. At September 30, 2023, there were $400 million of borrowings outstanding at a 7.7% annual interest rate, and no letters of credit issued under the facility, resulting in available capacity of $625 million.

In October 2023, DRH Rental’s credit facility was amended to extend its maturity date to October 10, 2027 and to increase its accordion feature to allow for an increase in the size of the facility up to $2.0 billion, subject to certain conditions and availability of additional bank commitments.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2023, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2023, there were no borrowings outstanding and $27.7 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $382.3 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2023, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature May 15, 2026 and $300 million principal amount of 5.0% senior notes that mature March 1, 2028. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1% and 5.2%, respectively. Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2023, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2023.

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

The committed mortgage repurchase facility has a total capacity of $2.0 billion and a maturity date of February 16, 2024. The capacity of the committed mortgage repurchase facility can be increased to $2.3 billion subject to the availability of additional commitments. At September 30, 2023, DHI Mortgage had an obligation of $1.4 billion under the committed mortgage repurchase facility at a 6.9% annual interest rate.

In April 2023, DHI Mortgage entered into a master repurchase agreement providing for an uncommitted mortgage repurchase facility. At September 30, 2023, DHI Mortgage could borrow up to $300 million under the uncommitted mortgage repurchase facility and had an obligation of $296.3 million at a 6.6% annual interest rate.

As of September 30, 2023, $2.22 billion of mortgage loans held for sale with a collateral value of $2.18 billion were pledged under the committed mortgage repurchase facility, and $323.0 million of mortgage loans held for sale with a collateral value of $300.9 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2023, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Capitalized interest, beginning of year	$237.4	$217.7	$207.7
Interest incurred (1)	203.5	162.5	152.2
Interest charged to cost of sales	(154.5)	(142.8)	(142.2)
Capitalized interest, end of year	$286.4	$237.4	$217.7
_________________________
(1)Interest incurred in fiscal 2023, 2022 and 2021 includes interest on the Company's mortgage repurchase facility of $45.9 million, $18.9 million and $17.0 million, respectively, and Forestar interest of $32.8 million, $32.9 million and $41.6 million, respectively. Interest incurred in fiscal 2023 also includes interest on DRH Rental’s revolving credit facility of $56.0 million.

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2023 and 2022 are summarized below.

	September 30,
	2023	2022
	(In millions)
Homebuilding
Buildings and improvements	$414.6	$349.6
Model home furniture	147.0	133.4
Office furniture and equipment	113.5	132.5
Land	39.1	35.5
Accumulated depreciation	(299.2)	(289.2)
Total homebuilding	415.0	361.8
Rental, net	2.4	2.0
Forestar, net	5.9	5.7
Financial services, net	4.1	4.3
Other businesses and eliminations, net	18.0	97.8
Property and equipment, net	$445.4	$471.6

Depreciation expense was $82.9 million, $72.0 million and $73.3 million in fiscal 2023, 2022 and 2021, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At September 30, 2023, mortgage loans held for sale of $2.5 billion had an aggregate outstanding principal balance of $2.6 billion. At September 30, 2022, mortgage loans held for sale of $2.4 billion had an aggregate outstanding principal balance of $2.5 billion. During the years ended September 30, 2023, 2022 and 2021, mortgage loans originated totaled $21.2 billion, $19.5 billion and $16.0 billion, respectively, and mortgage loans sold totaled $21.0 billion, $18.9 billion and $15.5 billion, respectively. The Company had gains on sales of loans and servicing rights of $538.4 million, $561.7 million and $619.1 million during the years ended September 30, 2023, 2022 and 2021, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2023, approximately 64% of the Company’s mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 34% were sold to one other major financial entity.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2023, 2022 and 2021 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2023 and 2022, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $1.7 billion and $1.6 billion, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2023 and 2022, the Company had MBS totaling $1.1 billion and $532.4 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $15.7 million and $4.8 million, respectively, for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2023 and 2022, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $2.7 billion and $4.0 billion, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2023 and 2022, the notional amount of best-efforts whole loan delivery commitments totaled $18.9 million and $23.5 million, respectively, and the notional amount of hedging instruments related to the remaining IRLCs totaled $2.6 billion and $3.8 billion, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2023 and 2022, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $14.9 million and $14.5 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on historical experience, analysis of the volume of mortgages originated, discussions with mortgage purchasers and current housing and credit market conditions, as well as known and projected mortgage loan repurchase requests. The reserve balances at September 30, 2023 and 2022 totaled $9.9 million and $7.5 million, respectively.

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Current tax expense:
Federal	$1,293.0	$1,448.9	$978.1
State	272.4	256.1	197.0
	1,565.4	1,705.0	1,175.1
Deferred tax expense (benefit):
Federal	(39.0)	21.2	(12.7)
State	(6.9)	7.9	2.7
	(45.9)	29.1	(10.0)
Total income tax expense	$1,519.5	$1,734.1	$1,165.1

The Company’s effective tax rate was 24.1%, 22.7% and 21.8% in fiscal 2023, 2022 and 2021, respectively. The effective tax rates for all years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Income taxes at federal statutory rate	$1,326.1	$1,602.2	$1,124.8
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	208.1	210.0	166.9
Valuation allowance	(3.1)	(2.1)	(3.3)
Tax credits	(44.4)	(100.8)	(116.3)
Excess tax benefit from stock-based compensation	(25.6)	(20.1)	(38.4)
Tax contingencies	(1.5)	—	(6.0)
Other	59.9	44.9	37.4
Total income tax expense	$1,519.5	$1,734.1	$1,165.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2023	2022
	(In millions)
Deferred tax assets:
Inventory costs	$67.8	$74.0
Inventory impairments	5.8	9.5
Warranty and construction defect costs	281.2	239.5
Net operating loss carryforwards	42.2	44.1
Tax credit carryforwards	6.8	6.4
Incentive compensation plans	88.0	84.7
Other	7.0	12.7
Total deferred tax assets	498.8	470.9
Valuation allowance	(14.8)	(17.9)
Total deferred tax assets, net of valuation allowance	484.0	453.0
Deferred tax liabilities:
Deferral of profit on home closings	163.6	209.4
Depreciation of fixed assets	46.3	30.5
Deferral of income	23.4	18.5
Undistributed earnings of subsidiary	51.7	27.3
Other	11.8	26.2
Total deferred tax liabilities	296.8	311.9
Deferred income taxes, net	$187.2	$141.1

The Company has $29.3 million of tax benefits for a federal net operating loss (NOL) carryforward. The utilization of the federal NOL is subject to IRC Section 382 limitations; however, it is expected that all of the federal NOL will be utilized within the carryforward period. D.R. Horton has $11.9 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of this amount, $4.5 million of the tax benefits expire over the next ten years and the remaining $7.4 million expire from fiscal years 2034 to 2043. Forestar has $1.0 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Allowance

The Company has a valuation allowance of $14.8 million and $17.9 million at September 30, 2023 and 2022, respectively, related to deferred tax assets for state NOL, state capital loss and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2023 and 2022 is as follows:

	Year Ended September 30,
	2023	2022
	(In millions)
Unrecognized tax benefits, beginning of year	$2.9	$2.9
Additions for tax positions taken in the current or prior years	—	—
Settlements	(1.5)	—
Unrecognized tax benefits, end of year	$1.4	$2.9

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.4 million and $2.9 million in fiscal 2023 and 2022, respectively. The Company had no accrued interest or penalties related to unrecognized tax benefits in fiscal 2023 or 2022. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2019 through 2023. Fiscal year 2019 is open with respect to a federal refund claim related to additional energy efficient tax credits. This refund claim is currently under audit by the Internal Revenue Service. D.R. Horton is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s federal income tax remains open for examination for tax years 2020 through 2023. The statute of limitations for Forestar’s major state tax jurisdictions generally remains open for examination for tax years 2018 through 2023. Forestar is not currently under audit for federal or state income taxes.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2023	2022	2021
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$4,745.7	$5,857.5	$4,175.8
Denominator:
Denominator for basic earnings per share — weighted average common shares	340.7	351.7	361.1
Effect of dilutive securities:
Employee stock awards	2.6	3.1	4.7
Denominator for diluted earnings per share — adjusted weighted average common shares	343.3	354.8	365.8
Basic net income per common share attributable to D.R. Horton, Inc.	$13.93	$16.65	$11.56
Diluted net income per common share attributable to D.R. Horton, Inc.	$13.82	$16.51	$11.41

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2023, the Company had 401,202,253 shares of common stock issued and 334,848,565 shares outstanding. No shares of preferred stock were issued or outstanding.

In April 2023, the Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s common stock, replacing the previous authorization. During fiscal 2023, the Company repurchased 11.1 million shares of its common stock at a total cost, including commissions and excise taxes, of $1.2 billion. At September 30, 2023, there was $234.0 million remaining on the repurchase authorization. In October 2023, the Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock, replacing the previous authorization, which at that time had only $32.8 million remaining due to repurchases made subsequent to year end. The authorization has no expiration date.

The Board of Directors approved and paid quarterly cash dividends of $0.25 per common share in fiscal 2023 and $0.225 per common share in fiscal 2022. In October 2023, the Board of Directors approved a quarterly cash dividend of $0.30 per common share, payable on November 28, 2023, to stockholders of record on November 21, 2023.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. During fiscal 2023, there were no shares issued under Forestar’s ATM program. At September 30, 2023, $748.2 million remained available for issuance under Forestar’s shelf registration statement, of which $298.2 million was reserved for sales under its ATM program.

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

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded $40.2 million, $35.4 million and $30.3 million of expense for matching contributions in fiscal 2023, 2022 and 2021, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $58.9 million and $52.1 million at September 30, 2023 and 2022, respectively. The Company recorded $8.3 million, $7.7 million and $7.0 million of expense for this plan in fiscal 2023, 2022 and 2021, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $148.2 million and $119.5 million at September 30, 2023 and 2022, respectively. The Company records as SG&A expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded a charge to expense of $17.0 million in fiscal 2023, a credit to expense of $24.0 million in fiscal 2022 and a charge to expense of $21.7 million in fiscal 2021.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 143,960 shares for $11.0 million in fiscal 2023, 164,193 shares for $10.7 million in fiscal 2022 and 112,995 shares for $7.5 million in fiscal 2021. At September 30, 2023, the Company had 2.4 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2023, 2022 and 2021, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $35.4 million, $40.5 million and $61.6 million in fiscal 2023, 2022 and 2021, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit (RSU) awards may be based on service over a requisite time period (time-based) or on performance (performance-based). RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested. At September 30, 2023, the Company had 4.4 million shares of common stock reserved for issuance and 1.2 million shares available for future grants under the Stock Incentive Plan.

Time-Based Restricted Stock Unit Equity Awards

During fiscal 2023, 2022 and 2021, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 1,380, 1,200 and 1,030 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to time-based RSU activity during fiscal 2023, 2022 and 2021. The number of RSUs vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2023		2022		2021
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,466,094	$57.50	3,817,265	$46.16	4,725,701	$34.79
Granted	877,131	93.44	1,153,124	74.96	856,615	83.13
Vested	(1,251,785)	50.61	(1,402,642)	41.44	(1,644,263)	33.26
Cancelled	(124,515)	61.95	(101,653)	51.22	(120,788)	39.16
Outstanding at end of year	2,966,925	$70.85	3,466,094	$57.50	3,817,265	$46.16

The total fair value of shares vested on the vesting date during fiscal 2023, 2022 and 2021 was $115.2 million, $120.1 million and $131.3 million, respectively. For fiscal 2023, 2022 and 2021, compensation expense related to time-based RSUs was $65.7 million, $63.6 million and $56.5 million, respectively. At September 30, 2023, there was $156.4 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Restricted Stock Unit Equity Awards

During fiscal 2023, 2022 and 2021, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria are total shareholder return, return on investment, SG&A expense containment and gross profit. Compensation expense related to these grants is based on the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2023.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2023	2022	2021
				(In millions)
November 2020	September 2023	360,000	$70.60	$11.0	$12.5	$12.5
October 2021 (1)	September 2024	430,000	80.58	14.3	14.3	—
October 2022	September 2025	600,000	79.97	11.6	—	—
				$36.9	$26.8	$12.5
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

In October 2023, the Compensation Committee approved the issuance of the performance-based RSUs that vested in September 2023 in the form of 607,500 shares of common stock to satisfy the awards.

Stock Options
Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The options outstanding at September 30, 2023 are all exercisable and expire 10 years after the dates on which they were granted.

The Company did not grant stock options during fiscal 2023, 2022 or 2021. The following table provides information related to stock option activity during those years.

	Year Ended September 30,
	2023		2022		2021
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	823,486	$23.84	1,115,776	$23.84	2,224,415	$19.94
Exercised	(603,823)	23.83	(292,290)	23.83	(1,108,639)	16.02
Cancelled or expired	—	—	—	—	—	—
Outstanding at end of year	219,663	$23.86	823,486	$23.84	1,115,776	$23.84
Exercisable at end of year	219,663	$23.86	823,486	$23.84	1,115,776	$23.84

The aggregate intrinsic value of options exercised during fiscal 2023, 2022 and 2021 was $47.2 million, $23.0 million and $82.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2023 was $18.4 million. Exercise prices for options outstanding at September 30, 2023 ranged from $23.57 to $23.86. The weighted average remaining contractual lives of options outstanding and exercisable at September 30, 2023 is 0.4 years.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE L – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with warranties for defects in structural elements, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management’s estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates. The estimation of these costs is subject to a high degree of variability due to uncertainties related to these factors. Due to the high degree of judgment required in establishing the liability for warranty claims, actual future costs could differ significantly from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Warranty liability, beginning of year	$454.3	$376.3
Warranties issued	191.2	185.8
Changes in liability for pre-existing warranties	(4.7)	15.1
Settlements made	(128.4)	(122.9)
Warranty liability, end of year	$512.4	$454.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $858.9 million and $729.1 million at September 30, 2023 and 2022, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 97% and 99% of these reserves related to construction defect matters at September 30, 2023 and 2022, respectively. Expenses related to the Company’s legal contingencies were $139.7 million, $138.0 million and $72.4 million in fiscal 2023, 2022 and 2021, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2023, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

Changes in the Company’s legal claims reserves during fiscal 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Reserves for legal claims, beginning of year	$729.1	$577.5
Increase in reserves	179.9	186.1
Payments	(50.1)	(34.5)
Reserves for legal claims, end of year	$858.9	$729.1

Prior to June 1, 2021, in the majority of states in which it operates, the Company has general liability insurance policies to provide risk transfer against a portion of the risk of loss from construction defect and other claims. The Company also contractually requires major subcontractors in most markets to have general liability insurance which includes construction defect coverage. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. After June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $165.8 million and $137.9 million at September 30, 2023 and 2022, respectively, and are included in other assets in the consolidated balance sheets.

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

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2022, 2023 and 2024 policy years is $0.5 million per occurrence.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2023, the Company had total deposits of $1.8 billion, consisting of cash deposits of $1.7 billion and promissory notes and surety bonds of $119.4 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $21.1 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $139.1 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.3 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2023, representing $226.3 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $226.3 million remaining purchase price subject to specific performance provisions, $183 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2023 and 2022, Forestar reimbursed the homebuilding segment $10.9 million and $8.7 million, respectively, for previously paid earnest money and $21.8 million and $58.9 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2023, the Company had outstanding surety bonds of $3.2 billion and letters of credit of $254.3 million to secure performance under various contracts. Of the total letters of credit, $226.6 million were issued under the homebuilding revolving credit facility and $27.7 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2023, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2024	$25.2
Fiscal 2025	14.7
Fiscal 2026	6.6
Fiscal 2027	4.1
Fiscal 2028	1.9
Thereafter	0.1
$52.6

Rent expense was $44.7 million, $38.1 million and $31.7 million for fiscal 2023, 2022 and 2021, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Earnest money and refundable deposits	$1,859.6	$1,685.7
Mortgage hedging instruments and commitments	153.6	330.2
Water rights and other water-related assets	319.6	286.6
Other receivables	167.2	210.9
Insurance receivables	165.8	137.9
Prepaid assets	93.0	77.4
Contract assets - insurance agency commissions	93.9	74.3
Interest rate lock commitments	2.3	47.7
Lease right of use assets	46.6	46.6
Mortgage servicing rights	11.1	10.6
Other	80.3	52.4
	$2,993.0	$2,960.3

The Company’s accrued expenses and other liabilities at September 30, 2023 and 2022 were as follows:

	September 30,
	2023	2022
	(In millions)
Reserves for legal claims	$858.9	$729.1
Employee compensation and related liabilities	531.0	524.3
Warranty liability	512.4	454.3
Inventory related accruals	353.6	403.6
Broker deposits related to hedging instruments	118.9	240.9
Customer deposits	147.1	224.2
Interest rate lock commitments	33.9	183.5
Federal and state income tax liabilities	233.8	110.9
Accrued property taxes	69.2	60.1
Lease liabilities	48.1	47.9
Accrued interest	33.6	33.8
Mortgage hedging instruments and commitments	15.7	12.4
Other	147.6	113.3
	$3,103.8	$3,138.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N – FAIR VALUE MEASUREMENTS

Fair value measurements are used for the Company’s mortgage loans held for sale, mortgage servicing rights, IRLCs and other derivative instruments on a recurring basis and are used for inventories, other mortgage loans and real estate owned on a nonrecurring basis, when events and circumstances indicate that the carrying value is not recoverable. The fair value hierarchy and its application to these Company assets and liabilities is as follows:
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
After consideration of nonperformance risk, no additional adjustments were made to the fair value measurements of mortgage loans held for sale or hedging instruments.

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
The Company’s assets measured at fair value using Level 3 inputs on a recurring basis are as follows:
◦Mortgage loans held for sale - For a limited number of mortgage loans held for sale with some degree of impairment affecting their marketability and for which reference to quoted prices in the secondary markets is not available, the fair value is calculated using an income approach whereby the net present value of the discounted cash flows is modeled using both a prepayment and a liquidation disposition. The cash flow is then adjusted based on the probability of each disposition.
◦Mortgage servicing rights - The fair value of mortgage servicing rights is derived utilizing a third-party model which calculates the present value of estimated future cash flows associated with the servicing asset. Key assumptions to the model include prepayment rate, discount rate and delinquency rate.
◦IRLCs - The fair value of IRLCs is calculated by reference to quoted prices in secondary markets for commitments to sell mortgage loans with similar characteristics. These valuations do not contain adjustments for expirations as any expired commitments are excluded from the fair value measurement. The Company generally only issues IRLCs for products that meet specific purchaser guidelines. Should any purchaser become insolvent, the Company would not be required to close the transaction based on the terms of the commitment. Since not all IRLCs will become closed loans, the Company further adjusts its fair value measurements for the estimated amount of IRLCs that will not close.
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
◦Certain other mortgage loans and real estate owned - Other mortgage loans include performing and nonperforming mortgage loans, which often become real estate owned through the foreclosure process. The fair values of other mortgage loans and real estate owned are determined based on the Company’s assessment of the value of the underlying collateral or the value of the property, as applicable. The Company uses different methods to assess the value of the properties, which may include broker price opinions, appraisals or cash flow valuation models.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and 2022, and the changes in the fair value of the Level 3 assets during fiscal 2023 and 2022.

		Fair Value at September 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,469.1	$11.6	$2,480.7
Mortgage servicing rights (2)	Other assets	—	—	11.1	11.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	—	(31.6)	(31.6)
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	137.9	—	137.9

		Fair Value at September 30, 2022
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,356.1	$14.1	$2,370.2
Mortgage servicing rights (2)	Other assets	—	—	10.6	10.6
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	—	(135.8)	(135.8)
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	317.8	—	317.8

	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2023
	Balance at September 30, 2022	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2023
	(In millions)
Mortgage loans held for sale (1)	$14.1	$2.6	$—	$(14.8)	$—	$9.7	$11.6
Mortgage servicing rights (2)	10.6	0.2	52.4	(52.1)	—	—	11.1
Interest rate lock commitments (4)	(135.8)	104.2	—	—	—	—	(31.6)
	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2022
	Balance at September 30, 2021	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2022
	(In millions)
Mortgage loans held for sale (1)	$11.7	$(0.7)	$—	$(3.9)	$—	$7.0	$14.1
Mortgage servicing rights (2)	4.1	(1.2)	35.3	(27.6)	—	—	10.6
Interest rate lock commitments (4)	17.2	(153.0)	—	—	—	—	(135.8)
______________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2023 and 2022 include $11.6 million and $14.1 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $9.7 million and $7.0 million were transferred to Level 3 during fiscal 2023 and 2022, respectively, due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 10%, 11% and 8%, respectively, at September 30, 2023.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2023 and 2022 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)The fair value of interest rate lock commitments at September 30, 2023 reflects a $2.3 million change in fair value in other assets and a $33.9 million change in fair value in other liabilities. The fair value of interest rate lock commitments at September 30, 2022 reflects $47.7 million of servicing release premiums in other assets and a $183.5 million change in fair value in other liabilities.
(5)The fair value of mortgage hedging instruments and commitments at September 30, 2023 reflects a $153.6 million change in fair value in other assets and a $15.7 million change in fair value in other liabilities. The fair value of mortgage hedging instruments and commitments at September 30, 2022 reflects a $330.2 million change in fair value in other assets and a $12.4 million change in fair value in other liabilities.

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2023 and 2022.

		Fair Value at September 30,
		2023		2022
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (1) (2)	Inventories	$—	$28.8	$—	$—
Mortgage loans held for sale (1) (3)	Mortgage loans held for sale	—	30.7	—	15.8
Other mortgage loans (1) (4)	Other assets	—	2.2	—	1.5
______________________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment at September 30, 2023 and 2022, respectively.
(2)In performing its impairment analysis of communities, a discount rate of 12% was used in the period of impairment.
(3)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(4)The fair values of other mortgage loans were determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2023 and 2022.

	Carrying Value	Fair Value at September 30, 2023
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,873.6	$3,873.6	$—	$—	$3,873.6
Restricted cash (1)	26.5	26.5	—	—	26.5
Notes payable (2) (3)	5,094.5	—	2,532.5	2,309.4	4,841.9

	Carrying Value	Fair Value at September 30, 2022
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$2,540.5	$2,540.5	$—	$—	$2,540.5
Restricted cash (1)	32.4	32.4	—	—	32.4
Notes payable (2) (3)	6,066.9	—	3,121.7	2,587.6	5,709.3
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2023, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports,” if applicable, in the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “CEO Pay Ratio” in the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2023.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	4,576,588	(1)	$23.86	(2)	6,983,171	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	4,576,588		$23.86		6,983,171
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
(3)Amount includes 2,406,583 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 143,960 shares of common stock in fiscal 2023.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and incorporated herein by reference.

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

4.3
First Supplemental Indenture, dated as of October 10, 2019, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.500% Senior Notes Due 2024 issued by the Company (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2019).

4.4
Second Supplemental Indenture, dated as of May 5, 2020, among the Company, the guarantors named therein and Branch Banking and Trust Company, as trustee, relating to the 2.600% Senior Notes Due 2025 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).

4.5
Third Supplemental Indenture, dated as of October 2, 2020, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.400% Senior Notes Due 2027 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

4.6
Fourth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.300% Senior Notes due 2026 of D.R. Horton, Inc. (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.7
Fifth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

Exhibit Number		Exhibit

4.8
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

4.9
Indenture, dated as of April 21, 2021, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on April 21, 2021).

4.10		Description of Securities (incorporated by reference from Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, filed with the SEC on November 25, 2019).
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

Exhibit Number		Exhibit

10.14	†
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

10.21	†	D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018).
10.22	†	Executive Compensation Notice and Summary – Chairman, CEO, and Co-COOs (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2022).
10.23	†
Form of Performance Restricted Stock Unit Agreement – Named Executive Officers (incorporated by reference from Exhibit 10.2 to the Company’s current Report on Form 8-K filed with the SEC on March 29, 2022).

10.24	†
Summary of Executive Compensation Notification - Chairman, CEO and Co-COOs (fiscal 2023) (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 18, 2022).

10.25	†
Summary of Executive Compensation Notification - Other Executive Officer - CFO (fiscal 2023) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 18, 2022).

10.26	†
Summary of Director, Committee and Chairperson Compensation (fiscal 2023) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on November 18, 2022).

10.27	*†	Summary of Executive Compensation Notification - Executive Vice Chair, CEO, COO and CFO (fiscal 2024).
10.28	*†	Summary of Director Compensation (fiscal 2024).
10.29	†
Summary of Compensation Notification - Chairman of the Board and Strategic Advisor (fiscal 2024) (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

10.30
Grantor Trust Agreement, dated June 21, 2002, by and between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

10.31
Credit Agreement, dated September 7, 2012, among the Company, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2012).

Exhibit Number	Exhibit

10.32
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

10.35
Amendment No. 5 to Credit Agreement, dated August 26, 2015 by and among Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2015).

10.36
Amendment No. 6 to Credit Agreement, dated September 25, 2017 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

10.37
Amendment No. 7 to Credit Agreement, dated September 25, 2018 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.38
Amendment No. 8 to Credit Agreement, dated February 15, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 30, 2019).

10.39
Amendment No. 9 to Credit Agreement, dated October 2, 2019 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019).

10.40
Amendment No. 10 to Credit Agreement, dated April 20, 2021 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2021).

10.41
Amendment No. 11 to Credit Agreement, dated October 28, 2022 by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.42
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.43
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.44
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2016).

10.45
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

Exhibit Number	Exhibit

10.46
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 23, 2018, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018).

10.47
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.48
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

10.49
Eighth Amendment to Second Amended and Restated Master Repurchase Agreement, dated June 21, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.50
Ninth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 21, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).

10.51
Tenth Amendment to Second Amended and Restated Master Repurchase Agreement, dated May 15, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2020).

10.52
Third Amended and Restated Master Repurchase Agreement, dated February 19, 2021, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021).

10.53
Fourth Amended and Restated Master Repurchase Agreement, dated February 18, 2022, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.54
First Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated February 17, 2023, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.55
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.56
Master Repurchase Agreement, dated April 4, 2023 between DHI Mortgage Company, Ltd. and Royal Bank of Canada (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2023).

10.57
Credit Agreement, dated March 4, 2022, among DRH Rental, Inc., Mizuho Bank, Ltd., as Administrative Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.58
Amendment No. 1 to Credit Agreement, dated October 10, 2023, among DRH Rental, Inc., Mizuho Bank, Ltd., as Administrative Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

Exhibit Number		Exhibit

10.59
Stockholder’s Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

10.60
Master Supply Agreement dated June 29, 2017 by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

10.61
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.62
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.63
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on April 20, 2021).

10.64
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Dallas, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*†	D.R. Horton, Inc. Clawback Policy (effective October 2, 2023).
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).
_____________________
	*	Filed or furnished herewith.
	**	Submitted electronically herewith.
	†	Management contract or compensatory plan or arrangement.

ITEM 16.    10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D.R. Horton, Inc.

Date:	November 17, 2023	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Romanowski	President and Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2023
Paul J. Romanowski

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 17, 2023
Bill W. Wheat

/s/ Aron M. Odom	Senior Vice President and Controller (Principal Accounting Officer)	November 17, 2023
Aron M. Odom

/s/ Donald R. Horton	Chairman and Director	November 17, 2023
Donald R. Horton

/s/ David V. Auld	Executive Vice Chair and Director	November 17, 2023
David V. Auld

/s/ Barbara K. Allen	Director	November 17, 2023
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 17, 2023
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 17, 2023
Michael R. Buchanan

/s/ Benjamin S. Carson, Sr.	Director	November 17, 2023
Benjamin S. Carson, Sr.

/s/ Maribess L. Miller	Director	November 17, 2023
Maribess L. Miller