Form 10-Q
period 2024-06-30
HORTON D R INC /DE/
filed 2024-07-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 18, 2024, there were 326,040,096 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,992.3	$3,873.6
Restricted cash	27.7	26.5
Total cash, cash equivalents and restricted cash	3,020.0	3,900.1
Inventories:
Construction in progress and finished homes	9,880.5	9,001.4
Residential land and lots — developed and under development	12,413.4	10,621.9
Land held for development	155.8	50.0
Land held for sale	15.8	8.7
Rental properties	3,070.6	2,691.3
Total inventory	25,536.1	22,373.3
Mortgage loans held for sale	2,578.8	2,519.9
Deferred income taxes, net of valuation allowance of $14.7 million and $14.8 million at June 30, 2024 and September 30, 2023, respectively	156.6	187.2
Property and equipment, net	520.9	445.4
Other assets	3,175.5	2,993.0
Goodwill	163.5	163.5
Total assets	$35,151.4	$32,582.4
LIABILITIES
Accounts payable	$1,412.7	$1,246.2
Accrued expenses and other liabilities	2,897.0	3,103.8
Notes payable	5,691.0	5,094.5
Total liabilities	10,000.7	9,444.5
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 402,771,463 shares issued and 327,373,437 shares outstanding at June 30, 2024 and 401,202,253 shares issued and 334,848,565 shares outstanding at September 30, 2023	4.0	4.0
Additional paid-in capital	3,458.9	3,432.2
Retained earnings	26,765.3	23,589.8
Treasury stock, 75,398,026 shares and 66,353,688 shares at June 30, 2024 and September 30, 2023, respectively, at cost	(5,571.7)	(4,329.8)
Stockholders’ equity	24,656.5	22,696.2
Noncontrolling interests	494.2	441.7
Total equity	25,150.7	23,137.9
Total liabilities and equity	$35,151.4	$32,582.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data) (Unaudited)
Revenues	$9,965.7	$9,725.6	$26,798.8	$24,956.4
Cost of sales	7,323.7	7,141.8	19,817.7	18,429.3
Selling, general and administrative expense	923.6	852.1	2,639.2	2,362.6
Other (income) expense	(80.6)	(52.2)	(233.1)	(131.9)
Income before income taxes	1,799.0	1,783.9	4,575.0	4,296.4
Income tax expense	432.2	432.2	1,068.8	1,026.7
Net income	1,366.8	1,351.7	3,506.2	3,269.7
Net income attributable to noncontrolling interests	13.2	16.6	33.2	33.7
Net income attributable to D.R. Horton, Inc.	$1,353.6	$1,335.1	$3,473.0	$3,236.0

Basic net income per common share attributable to D.R. Horton, Inc.	$4.12	$3.93	$10.50	$9.46
Weighted average number of common shares	328.4	339.9	330.9	342.1

Diluted net income per common share attributable to D.R. Horton, Inc.	$4.10	$3.90	$10.43	$9.39
Adjusted weighted average number of common shares	330.1	342.3	333.0	344.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9
Net income	—	—	947.4	—	8.3	955.7
Exercise of stock options (68,095 shares)	—	1.6	—	—	—	1.6
Stock issued under employee benefit plans (598,824 shares)	—	3.1	—	—	—	3.1
Cash paid for shares withheld for taxes	—	(37.5)	—	—	—	(37.5)
Stock-based compensation expense	—	40.9	—	—	—	40.9
Cash dividends declared ($0.30 per share)	—	—	(99.9)	—	—	(99.9)
Repurchases of common stock (3,325,150 shares)	—	—	—	(398.3)	—	(398.3)
Change of ownership interest in Forestar	—	(0.1)	—	—	0.1	—
Balances at December 31, 2023 (332,190,334 shares)	$4.0	$3,440.2	$24,437.3	$(4,728.1)	$450.1	$23,603.5
Net income	—	—	1,172.1	—	11.6	1,183.7
Exercise of stock options (151,568 shares)	—	3.6	—	—	—	3.6
Stock issued under employee benefit plans (604,209 shares)	—	6.9	—	—	—	6.9
Cash paid for shares withheld for taxes	—	(44.1)	—	—	—	(44.1)
Stock-based compensation expense	—	25.0	—	—	—	25.0
Cash dividends declared ($0.30 per share)	—	—	(99.2)	—	—	(99.2)
Repurchases of common stock (2,749,810 shares)	—	—	—	(402.2)	—	(402.2)
Change of ownership interest in Forestar	—	—	—	—	19.2	19.2
Balances at March 31, 2024 (330,196,301 shares)	$4.0	$3,431.6	$25,510.2	$(5,130.3)	$480.9	$24,296.4
Net income	—	—	1,353.6	—	13.2	1,366.8
Stock issued under employee benefit plans (146,514 shares)	—	1.9	—	—	—	1.9
Cash paid for shares withheld for taxes	—	(1.3)	—	—	—	(1.3)
Stock-based compensation expense	—	26.8	—	—	—	26.8
Cash dividends declared ($0.30 per share)	—	—	(98.5)	—	—	(98.5)
Repurchases of common stock (2,969,378 shares)	—	—	—	(441.4)	—	(441.4)
Change of ownership interest in Forestar	—	(0.1)	—	—	0.1	—
Balances at June 30, 2024 (327,373,437 shares)	$4.0	$3,458.9	$26,765.3	$(5,571.7)	$494.2	$25,150.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	958.7	—	9.6	968.3
Exercise of stock options (108,457 shares)	—	2.6	—	—	—	2.6
Stock issued under employee benefit plans (601,371 shares)	—	2.9	—	—	—	2.9
Cash paid for shares withheld for taxes	—	(25.7)	—	—	—	(25.7)
Stock-based compensation expense	—	22.9	—	—	—	22.9
Cash dividends declared ($0.25 per share)	—	—	(86.1)	—	—	(86.1)
Repurchases of common stock (1,384,290 shares)	—	—	—	(118.1)	—	(118.1)
Change of ownership interest in Forestar	—	(0.2)	—	—	0.2	—
Balances at December 31, 2022 (343,278,561 shares)	$4.0	$3,352.0	$20,057.9	$(3,260.6)	$399.1	$20,552.4
Net income	—	—	942.2	—	7.4	949.6
Exercise of stock options (234,796 shares)	—	5.6	—	—	—	5.6
Stock issued under employee benefit plans (713,217 shares)	—	4.7	—	—	—	4.7
Cash paid for shares withheld for taxes	—	(30.1)	—	—	—	(30.1)
Stock-based compensation expense	—	28.4	—	—	—	28.4
Cash dividends declared ($0.25 per share)	—	—	(85.6)	—	—	(85.6)
Repurchases of common stock (3,156,298 shares)	—	—	—	(303.2)	—	(303.2)
Change of ownership in Forestar	—	(2.6)	—	—	2.6	—
Balances at March 31, 2023 (341,070,276 shares)	$4.0	$3,358.0	$20,914.5	$(3,563.8)	$409.1	$21,121.8
Net income	—	—	1,335.1	—	16.6	1,351.7
Exercise of stock options (240,620 shares)	—	5.7	—	—	—	5.7
Stock issued under employee benefit plans (33,425 shares)	—	2.0	—	—	—	2.0
Cash paid for shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock-based compensation expense	—	29.3	—	—	—	29.3
Cash dividends declared ($0.25 per share)	—	—	(85.2)	—	—	(85.2)
Repurchases of common stock (3,121,368 shares)	—	—	—	(342.9)	—	(342.9)
Change of ownership interest in Forestar	—	(0.2)	—	—	0.2	—
Balances at June 30, 2023 (338,222,953 shares)	$4.0	$3,394.7	$22,164.4	$(3,906.7)	$425.9	$22,082.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2024	2023
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$3,506.2	$3,269.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.5	70.2
Stock-based compensation expense	92.7	80.6
Deferred income taxes	29.9	19.3
Inventory and land option charges	34.4	62.2
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(863.0)	576.2
Increase in residential land and lots – developed, under development, held for development and held for sale	(2,012.1)	(915.0)
Increase in rental properties	(375.7)	(777.3)
(Increase) decrease in other assets	(154.4)	242.1
Increase in mortgage loans held for sale	(58.9)	(28.4)
Decrease in accounts payable, accrued expenses and other liabilities	(34.4)	(338.5)
Net cash provided by operating activities	228.2	2,261.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(133.3)	(108.3)
Proceeds from sale of assets	14.9	—
Payments related to business acquisitions, net of cash acquired	(37.9)	(202.0)
Other investing activities	(4.8)	1.8
Net cash used in investing activities	(161.1)	(308.5)
FINANCING ACTIVITIES
Proceeds from notes payable	1,270.0	575.0
Repayment of notes payable	(640.4)	(675.4)
Borrowings on mortgage repurchase facilities, net	21.8	67.3
Proceeds from stock associated with certain employee benefit plans	12.2	18.7
Cash paid for shares withheld for taxes	(82.9)	(55.9)
Cash dividends paid	(297.5)	(256.9)
Repurchases of common stock	(1,230.3)	(759.6)
Net proceeds from issuance of Forestar common stock	19.7	—
Net other financing activities	(19.8)	(30.7)
Net cash used in financing activities	(947.2)	(1,117.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(880.1)	835.1
Cash, cash equivalents and restricted cash at beginning of period	3,900.1	2,572.9
Cash, cash equivalents and restricted cash at end of period	$3,020.0	$3,408.0

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$43.4	$54.5
Reduction of notes payable upon deconsolidation of variable interest entity	$(127.8)	$—
Stock issued under employee incentive plans	$173.2	$110.8
Repurchases of common stock not settled	$1.5	$—

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of June 30, 2024, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 121 markets across 33 states. The Company’s operating segments are its 86 homebuilding divisions, its rental operations, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its rental operations segment, its Forestar lot development segment and its financial services segment.

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

Forestar

The Forestar segment is a residential lot development company with operations in 60 markets across 24 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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
June 30, 2024
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2023. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,174.3	$119.1	$359.2	$305.7	$34.0	$2,992.3
Restricted cash	6.3	2.2	—	19.2	—	27.7
Inventories:
Construction in progress and finished homes	10,002.2	—	—	—	(121.7)	9,880.5
Residential land and lots — developed and under development	10,465.8	—	2,103.3	—	(155.7)	12,413.4
Land held for development	20.4	—	135.4	—	—	155.8
Land held for sale	15.8	—	—	—	—	15.8
Rental properties	—	3,070.3	—	—	0.3	3,070.6
	20,504.2	3,070.3	2,238.7	—	(277.1)	25,536.1
Mortgage loans held for sale	—	—	—	2,578.8	—	2,578.8
Deferred income taxes, net	200.7	(19.9)	—	—	(24.2)	156.6
Property and equipment, net	490.9	1.5	6.5	3.8	18.2	520.9
Other assets	2,732.2	71.7	70.6	184.9	116.1	3,175.5
Goodwill	134.3	—	—	—	29.2	163.5
	$26,242.9	$3,244.9	$2,675.0	$3,092.4	$(103.8)	$35,151.4
Liabilities
Accounts payable	$1,134.6	$314.6	$70.9	$0.1	$(107.5)	$1,412.7
Accrued expenses and other liabilities	2,487.8	66.7	385.1	244.1	(286.7)	2,897.0
Notes payable	2,257.8	1,035.7	706.1	1,691.4	—	5,691.0
	$5,880.2	$1,417.0	$1,162.1	$1,935.6	$(394.2)	$10,000.7
______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

	Three Months Ended June 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$9,231.2	$—	$—	$—	$—	$9,231.2
Land/lot sales and other	10.3	—	318.4	—	(250.2)	78.5
Rental property sales	—	413.7	—	—	—	413.7
Financial services	—	—	—	242.3	—	242.3
	9,241.5	413.7	318.4	242.3	(250.2)	9,965.7
Cost of sales
Home sales (2)	7,017.3	—	—	—	(72.5)	6,944.8
Land/lot sales and other	5.6	—	246.2	—	(201.1)	50.7
Rental property sales	—	319.3	—	—	(5.9)	313.4
Inventory and land option charges	12.6	1.5	0.7	—	—	14.8
	7,035.5	320.8	246.9	—	(279.5)	7,323.7
Selling, general and administrative expense	656.5	55.0	29.3	178.0	4.8	923.6
Other (income) expense	(22.7)	(26.3)	(9.4)	(27.0)	4.8	(80.6)
Income before income taxes	$1,572.2	$64.2	$51.6	$91.3	$19.7	$1,799.0
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

	Nine Months Ended June 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$24,974.2	$—	$—	$—	$—	$24,974.2
Land/lot sales and other	37.6	—	958.0	—	(811.7)	183.9
Rental property sales	—	980.2	—	—	—	980.2
Financial services	—	—	—	660.5	—	660.5
	25,011.8	980.2	958.0	660.5	(811.7)	26,798.8
Cost of sales
Home sales (2)	19,130.8	—	—	—	(195.0)	18,935.8
Land/lot sales and other	23.0	—	729.6	—	(657.8)	94.8
Rental property sales	—	763.4	—	—	(10.7)	752.7
Inventory and land option charges	31.2	2.2	1.0	—	—	34.4
	19,185.0	765.6	730.6	—	(863.5)	19,817.7
Selling, general and administrative expense	1,874.1	163.8	86.5	500.6	14.2	2,639.2
Other (income) expense	(73.2)	(78.0)	(20.7)	(75.4)	14.2	(233.1)
Income before income taxes	$4,025.9	$128.8	$161.6	$235.3	$23.4	$4,575.0

Summary Cash Flow Information
Depreciation and amortization	$57.6	$1.9	$2.3	$1.4	$0.3	$63.5
Cash provided by (used in) operating activities	$971.9	$(656.8)	$(277.6)	$156.9	$33.8	$228.2
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

	Three Months Ended June 30, 2023
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,703.1	$—	$—	$—	$—	$8,703.1
Land/lot sales and other	30.5	—	368.9	—	(272.5)	126.9
Rental property sales	—	667.1	—	—	—	667.1
Financial services	—	—	—	228.5	—	228.5
	8,733.6	667.1	368.9	228.5	(272.5)	9,725.6
Cost of sales
Home sales (2)	6,675.6	—	—	—	(69.6)	6,606.0
Land/lot sales and other	26.1	—	283.0	—	(238.2)	70.9
Rental property sales	—	458.0	—	—	(3.9)	454.1
Inventory and land option charges	9.0	0.9	0.9	—	—	10.8
	6,710.7	458.9	283.9	—	(311.7)	7,141.8
Selling, general and administrative expense	584.9	80.0	26.4	154.7	6.1	852.1
Other (income) expense	(26.4)	(33.9)	(3.8)	(20.3)	32.2	(52.2)
Income before income taxes	$1,464.4	$162.1	$62.4	$94.1	$0.9	$1,783.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

	Nine Months Ended June 30, 2023
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,862.0	$—	$—	$—	$—	$22,862.0
Land/lot sales and other	85.2	—	887.1	—	(678.5)	293.8
Rental property sales	—	1,218.6	—	—	—	1,218.6
Financial services	—	—	—	582.0	—	582.0
	22,947.2	1,218.6	887.1	582.0	(678.5)	24,956.4
Cost of sales
Home sales (2)	17,625.3	—	—	—	(180.4)	17,444.9
Land/lot sales and other	44.4	—	675.1	—	(590.1)	129.4
Rental property sales	—	799.2	—	—	(6.4)	792.8
Inventory and land option charges	47.4	2.3	23.6	—	(11.1)	62.2
	17,717.1	801.5	698.7	—	(788.0)	18,429.3
Selling, general and administrative expense	1,657.5	181.0	71.3	435.7	17.1	2,362.6
Other (income) expense	(54.1)	(70.9)	(9.1)	(51.6)	53.8	(131.9)
Income before income taxes	$3,626.7	$307.0	$126.2	$197.9	$38.6	$4,296.4

Summary Cash Flow Information
Depreciation and amortization	$47.1	$1.7	$2.2	$1.6	$17.6	$70.2
Cash provided by (used in) operating activities	$2,133.1	$(78.1)	$136.1	$13.9	$56.1	$2,261.1
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024

Homebuilding Inventories by Reporting Segment (1)	June 30, 2024	September 30, 2023
	(In millions)
Northwest	$1,975.8	$1,907.5
Southwest	3,316.0	3,133.0
South Central	4,135.1	3,810.5
Southeast	4,504.9	3,958.5
East	3,823.6	3,024.7
North	2,484.5	2,078.0
Corporate and unallocated (2)	264.3	243.6
	$20,504.2	$18,155.8
____________________________

(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Northwest	$725.0	$661.1	$2,045.0	$1,872.6
Southwest	1,313.7	1,134.3	3,648.5	2,858.3
South Central	2,013.0	2,175.0	5,643.3	5,622.8
Southeast	2,417.2	2,384.5	6,602.6	6,486.9
East	1,709.6	1,464.4	4,419.7	3,815.2
North	1,063.0	914.3	2,652.7	2,291.4
	$9,241.5	$8,733.6	$25,011.8	$22,947.2
Income before Income Taxes
Northwest	$121.2	$105.6	$300.0	$260.6
Southwest	209.4	131.2	515.3	296.9
South Central	368.7	407.2	986.9	956.8
Southeast	404.1	459.8	1,095.0	1,252.8
East	314.9	262.0	774.0	634.9
North	153.9	98.6	354.7	224.7
	$1,572.2	$1,464.4	$4,025.9	$3,626.7

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2024, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended June 30, 2024. During the nine months ended June 30, 2024, impairment charges totaled $5.6 million. There were no impairment charges recorded in the prior year quarter and $14.0 million of impairment charges recorded in the nine months ended June 30, 2023.

During the three and nine months ended June 30, 2024, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $14.8 million and $28.8 million, respectively, compared to $10.8 million and $48.2 million in the prior year periods. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2024	September 30, 2023
	(In millions)
Homebuilding
Unsecured:
Revolving credit facility	$—	$—
2.5% senior notes due 2024 (1)	499.7	499.0
2.6% senior notes due 2025 (1)	498.8	498.0
1.3% senior notes due 2026 (1)	597.4	596.6
1.4% senior notes due 2027 (1)	497.2	496.5
Secured notes	164.7	239.8
	2,257.8	2,329.9
Rental
Unsecured revolving credit facility	1,030.0	400.0
Secured notes	5.7	—
	1,035.7	400.0
Forestar
Unsecured:
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	398.2	397.4
5.0% senior notes due 2028 (2)	298.0	297.6
Secured notes	9.9	—
	706.1	695.0
Financial Services
Mortgage repurchase facilities:
Committed facility	1,194.5	1,373.3
Uncommitted facility	496.9	296.3
	1,691.4	1,669.6
Total notes payable (3)	$5,691.0	$5,094.5
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $5.9 million and $8.4 million at June 30, 2024 and September 30, 2023, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $3.8 million and $5.0 million at June 30, 2024 and September 30, 2023, respectively.
(3)The fair value of notes payable at June 30, 2024 totaled $5.5 billion, of which $2.6 billion were measured using Level 2 inputs and $2.9 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2023 totaled $4.8 billion, of which $2.5 billion were measured using Level 2 inputs and $2.3 billion were measured using Level 3 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At June 30, 2024, there were no borrowings outstanding and $217.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indentures governing the senior notes also impose restrictions on the creation of secured debt and liens. At June 30, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

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

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities, with no expiration date. This authorization replaced the previous authorization, under which no debt securities were repurchased.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $1.27 billion and $640 million, respectively, during the nine months ended June 30, 2024. At June 30, 2024, there were $1.03 billion of borrowings outstanding at a 7.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $20 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2024, there were no borrowings outstanding and $24.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $385.2 million.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2024.

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

In February 2024, the committed mortgage repurchase facility was amended to reduce its capacity to $1.6 billion and extend its maturity date to February 13, 2025. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2024, DHI Mortgage had an obligation of $1.2 billion under the committed mortgage repurchase facility at a 7.0% annual interest rate.

At June 30, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $496.9 million at a 6.5% annual interest rate.

At June 30, 2024, $1.95 billion of mortgage loans held for sale with a collateral value of $1.91 billion were pledged under the committed mortgage repurchase facility, and $532.6 million of mortgage loans held for sale with a collateral value of $511.0 million were pledged under the uncommitted mortgage repurchase facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2024 and fiscal 2023, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Capitalized interest, beginning of period	$318.7	$271.7	$286.4	$237.4
Interest incurred (1)	54.5	57.4	147.6	154.2
Interest charged to cost of sales	(35.3)	(41.3)	(96.1)	(103.8)
Capitalized interest, end of period	$337.9	$287.8	$337.9	$287.8
__________________
(1)    Interest incurred includes (a) interest on the Company’s mortgage repurchase facilities of $16.0 million and $44.3 million in the three and nine months ended June 30, 2024, respectively, and $12.7 million and $30.5 million in the prior year periods; (b) Forestar interest of $8.2 million and $24.5 million in the three and nine months ended June 30, 2024, respectively, and $8.2 million and $24.6 million in the prior year periods; and (c) interest on the rental revolving credit facility of $18.8 million and $44.6 million in the three and nine months ended June 30, 2024, respectively, and $19.3 million and $42.0 million in the prior year periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2024, mortgage loans held for sale of $2.6 billion had an aggregate outstanding principal balance of $2.6 billion. At September 30, 2023, mortgage loans held for sale of $2.5 billion had an aggregate outstanding principal balance of $2.6 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the nine months ended June 30, 2024 and 2023, mortgage loans originated totaled $17.7 billion and $15.3 billion, respectively, and mortgage loans sold totaled $17.7 billion and $15.3 billion, respectively. The Company had gains on sales of loans and servicing rights of $162.6 million and $444.0 million during the three and nine months ended June 30, 2024, respectively, compared to $157.9 million and $391.6 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2024, approximately 73% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 26% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2024 and September 30, 2023, the Company had mortgage-backed securities (MBS) totaling $748.4 million and $1.1 billion, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded an asset of $4.8 million and $15.7 million at June 30, 2024 and September 30, 2023, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2024 and September 30, 2023, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $2.9 billion and $2.7 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense was $432.2 million for each of the three month periods ended June 30, 2024 and 2023 and $1.1 billion and $1.0 billion in the nine months ended June 30, 2024 and 2023, respectively. The effective tax rate was 24.0% and 23.4% for the three and nine months ended June 30, 2024, respectively, compared to 24.2% and 23.9% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

The Company’s deferred tax assets, net of deferred tax liabilities, were $171.3 million at June 30, 2024 compared to $202.0 million at September 30, 2023. The Company had a valuation allowance of $14.7 million and $14.8 million at June 30, 2024 and September 30, 2023, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,353.6	$1,335.1	$3,473.0	$3,236.0
Denominator:
Denominator for basic earnings per share — weighted average common shares	328.4	339.9	330.9	342.1
Effect of dilutive securities:
Employee stock awards	1.7	2.4	2.1	2.6
Denominator for diluted earnings per share — adjusted weighted average common shares	330.1	342.3	333.0	344.7
Basic net income per common share attributable to D.R. Horton, Inc.	$4.12	$3.93	$10.50	$9.46
Diluted net income per common share attributable to D.R. Horton, Inc.	$4.10	$3.90	$10.43	$9.39

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2021, registering debt and equity securities that it may issue from time to time in amounts to be determined.

Effective October 31, 2023, the Board of Directors authorized the repurchase of up to $1.5 billion of the Company’s common stock, replacing the previous authorization that was effective as of April 18, 2023. During the nine months ended June 30, 2024, the Company repurchased 9.0 million shares of its common stock at a total cost, including commissions and excise taxes, of $1.2 billion, of which $201.6 million was repurchased under the previous authorization. At June 30, 2024, there was $459.7 million remaining on the repurchase authorization. In July 2024, the Board of Directors authorized the repurchase of up to $4.0 billion of the Company’s common stock, replacing the previous authorization, which at that time had $261.9 million remaining due to repurchases made subsequent to quarter end. The authorization has no expiration date.

During each of the first three quarters of fiscal 2024, the Board of Directors approved a quarterly cash dividend of $0.30 per common share, the most recent of which was paid on May 9, 2024 to stockholders of record on May 2, 2024. In July 2024, the Board of Directors approved a quarterly cash dividend of $0.30 per common share, payable on August 8, 2024 to stockholders of record on August 1, 2024. Cash dividends declared and paid in the three and nine months ended June 30, 2024 totaled $98.5 million and $297.5 million, respectively.

Forestar has an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. During the nine months ended June 30, 2024, Forestar issued 546,174 shares of common stock under its ATM program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. At June 30, 2024, $728.1 million remained available for issuance under Forestar’s shelf registration statement, of which $278.1 million was reserved for sales under its ATM program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
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

In October 2023, the Company granted 277,779 performance-based RSUs to its executive officers. This grant was subsequently modified in December 2023 to change the performance criteria to total shareholder return, return on assets and operating margin. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving each of the performance criteria and can range from 0% to 200% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2026. The grant date fair value of these equity awards was $146.72 per unit. Compensation expense related to this grant was $3.4 million and $10.2 million in the three and nine months ended June 30, 2024, respectively, based on an estimate of the Company’s performance against its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2024, the Company granted approximately 660,000 time-based RSUs to approximately 1,460 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $147.58 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.7 million and $22.0 million in the three and nine months ended June 30, 2024, respectively. Compensation expense in the nine month period included $16.4 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s performance-based and time-based RSUs was $25.0 million and $84.4 million during the three and nine months ended June 30, 2024, respectively, compared to $26.3 million and $73.4 million during the three and nine months ended June 30, 2023.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Warranty liability, beginning of period	$544.6	$474.7	$512.4	$454.3
Warranties issued	58.1	52.6	156.6	136.5
Changes in liability for pre-existing warranties	(4.9)	(1.7)	(12.5)	(4.5)
Settlements made	(30.2)	(32.2)	(88.9)	(92.9)
Warranty liability, end of period	$567.6	$493.4	$567.6	$493.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $911.1 million and $858.9 million at June 30, 2024 and September 30, 2023, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 97% of these reserves related to construction defect matters at both June 30, 2024 and September 30, 2023. Expenses related to the Company’s legal contingencies were $107.9 million and $92.6 million in the nine months ended June 30, 2024 and 2023, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2024 and 2023 were as follows:

	Nine Months Ended June 30,
	2024	2023
	(In millions)
Reserves for legal claims, beginning of period	$858.9	$729.1
Increase in reserves	112.1	101.8
Payments	(59.9)	(34.7)
Reserves for legal claims, end of period	$911.1	$796.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $158.6 million, $165.8 million and $139.0 million at June 30, 2024, September 30, 2023 and June 30, 2023, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At June 30, 2024, the Company had total deposits of $2.1 billion, consisting of cash deposits of $1.9 billion and promissory notes and surety bonds of $144.8 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $24.5 billion. Of these amounts, $181.1 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.8 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2024, representing $273.5 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $273.5 million remaining purchase price subject to specific performance provisions, $243.9 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2024, Forestar reimbursed the homebuilding segment $4.0 million and $22.7 million, respectively, for previously paid earnest money and $4.4 million and $15.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2023, Forestar reimbursed the homebuilding segment $6.7 million and $17.1 million, respectively, for such pre-acquisition and due diligence costs.

Other Commitments

At June 30, 2024, the Company had outstanding surety bonds of $3.4 billion and letters of credit of $242.1 million to secure performance under various contracts. Of the total letters of credit, $217.3 million were issued under the homebuilding revolving credit facility and $24.8 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2024
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2024 and September 30, 2023 were as follows:

	June 30, 2024	September 30, 2023
	(In millions)
Earnest money and refundable deposits	$2,108.5	$1,859.6
Mortgage hedging instruments and commitments	10.1	153.6
Water rights and other water-related assets	320.9	319.6
Margin deposits related to hedging instruments	36.8	—
Other receivables	161.5	167.2
Insurance receivables	158.6	165.8
Prepaid assets	96.3	93.0
Contract assets - insurance agency commissions	110.9	93.9
Interest rate lock commitments	39.9	2.3
Lease right of use assets	50.4	46.6
Mortgage servicing rights	5.0	11.1
Other	76.6	80.3
	$3,175.5	$2,993.0

The Company’s accrued expenses and other liabilities at June 30, 2024 and September 30, 2023 were as follows:

	June 30, 2024	September 30, 2023
	(In millions)
Reserves for legal claims	$911.1	$858.9
Employee compensation and related liabilities	525.3	531.0
Warranty liability	567.6	512.4
Inventory related accruals	403.9	353.6
Broker deposits related to hedging instruments	—	118.9
Customer deposits	136.8	147.1
Interest rate lock commitments	0.1	33.9
Federal and state income tax liabilities	64.2	233.8
Accrued property taxes	56.2	69.2
Lease liabilities	51.2	48.1
Accrued interest	21.4	33.6
Mortgage hedging instruments and commitments	20.5	15.7
Other	138.7	147.6
	$2,897.0	$3,103.8

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 121 markets across 33 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $378,200 during the nine months ended June 30, 2024. Approximately 88% of our home sales revenue in the nine months ended June 30, 2024 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

At June 30, 2024, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts.

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

OVERVIEW

During the nine months ended June 30, 2024, our number of homes closed increased 10%, and our home sales revenues increased 9% compared to the prior year period. Our consolidated revenues increased 7% to $26.8 billion in the nine months ended June 30, 2024 compared to $25.0 billion in the prior year period. Our pre-tax income was $4.6 billion in the nine months ended June 30, 2024 compared to $4.3 billion in the prior year period, and our pre-tax operating margin was 17.1% compared to 17.2%. Net income was $3.5 billion in the nine months ended June 30, 2024 compared to $3.3 billion in the prior year period, and our diluted earnings per share were $10.43 compared to $9.39.

In the trailing twelve months ended June 30, 2024, our return on equity (ROE) was 21.5% compared to 24.3% in the prior year period, and our homebuilding return on inventory (ROI) was 29.5% compared to 31.8%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances of the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the trailing twelve months divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five.

Although inflation and mortgage interest rates remain elevated, demand for new homes has remained solid. Our net sales orders increased 1% and 14% in the three and nine months ended June 30, 2024, respectively, from the prior year periods. We are continuing to use incentives and pricing adjustments to adapt to current market conditions. The disruptions in the supply chain for certain building materials and tightness in the labor market we experienced in recent years have largely subsided, and our average construction cycle time has returned to historical norms. Although higher interest rates and economic fluctuations may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand.

We remain focused on our relationships with land developers across the country in order to maximize our returns and capital efficiency. Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 76% of the lots owned and controlled at June 30, 2024 compared to 75% at both September 30, 2023 and June 30, 2023. We are prioritizing the purchase of finished lots from Forestar and other land developers, when possible. During the nine months ended June 30, 2024, 63% of the homes we closed were on lots developed by either Forestar or a third party.

We believe our strong balance sheet and liquidity provide us with the flexibility to operate effectively through changing economic conditions. We plan to generate strong cash flows from our operations and manage our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

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
•Controlling a significant portion of our land and finished lot position through purchase contracts and prioritizing the purchase of finished lots from Forestar and other land developers, when possible.
•Controlling the cost of labor and goods provided by subcontractors and vendors.
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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2024, as compared to the same period of 2023 unless otherwise indicated, were as follows:

Homebuilding:
•Homebuilding revenues increased 6% to $9.2 billion compared to $8.7 billion.
•Homes closed increased 5% to 24,155 homes, and the average closing price of those homes increased 1% to $382,200.
•Net sales orders increased 1% to 23,001 homes, and the value of net sales orders was essentially flat at $8.7 billion.
•Sales order backlog decreased 12% to 16,792 homes, and the value of sales order backlog also decreased 12% to $6.6 billion.
•Home sales gross margin was 24.0% compared to 23.3%.
•Homebuilding SG&A expense was 7.1% of homebuilding revenues compared to 6.7%.
•Homebuilding pre-tax income increased 7% to $1.6 billion compared to $1.5 billion.
•Homebuilding pre-tax income was 17.0% of homebuilding revenues compared to 16.8%.
•Homebuilding cash and cash equivalents totaled $2.2 billion compared to $2.9 billion and $2.6 billion at September 30, 2023 and June 30, 2023, respectively.
•Homebuilding inventories totaled $20.5 billion compared to $18.2 billion and $18.0 billion at September 30, 2023 and June 30, 2023, respectively.
•Homes in inventory totaled 42,600 compared to 42,000 and 43,800 at September 30, 2023 and June 30, 2023, respectively.
•Owned lots totaled 150,900 compared to 141,100 and 137,500 at September 30, 2023 and June 30, 2023, respectively. Lots controlled through purchase contracts totaled 479,300 compared to 427,300 and 417,600 at September 30, 2023 and June 30, 2023, respectively.
•Homebuilding debt was $2.26 billion compared to $2.33 billion and $2.71 billion at September 30, 2023 and June 30, 2023, respectively.

Rental:
•Rental revenues were $413.7 million compared to $667.1 million.
•Rental pre-tax income was $64.2 million compared to $162.1 million.
•Rental inventory totaled $3.1 billion compared to $2.7 billion and $3.3 billion at September 30, 2023 and June 30, 2023, respectively.
•Single-family rental homes closed totaled 790 compared to 1,754.
•Multi-family rental units closed totaled 610 compared to 230.

Forestar:
•Forestar’s revenues decreased 14% to $318.4 million compared to $368.9 million. Revenues in the current and prior year quarters included $267.4 million and $293.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.

•Forestar’s lots sold decreased 15% to 3,255 compared to 3,812. Lots sold to D.R. Horton totaled 2,903 compared to 3,187.
•Forestar’s pre-tax income was $51.6 million compared to $62.4 million.
•Forestar’s pre-tax income was 16.2% of revenues compared to 16.9%.
•Forestar’s cash and cash equivalents totaled $359.2 million compared to $616.0 million and $401.0 million at September 30, 2023 and June 30, 2023, respectively.
•Forestar’s inventories totaled $2.2 billion compared to $1.8 billion and $1.9 billion at September 30, 2023 and June 30, 2023, respectively.
•Forestar’s owned and controlled lots totaled 102,100 compared to 79,200 and 73,000 at September 30, 2023 and June 30, 2023, respectively. Of these lots, 36,200 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 31,400 and 30,500 at September 30, 2023 and June 30, 2023, respectively.
•Forestar’s debt was $706.1 million compared to $695.0 million and $707.2 million at September 30, 2023 and June 30, 2023, respectively.

Financial Services:
•Financial services revenues increased 6% to $242.3 million compared to $228.5 million.
•Financial services pre-tax income was $91.3 million compared to $94.1 million.
•Financial services pre-tax income was 37.7% of financial services revenues compared to 41.2%.

Consolidated Results:
•Consolidated revenues increased 2% to $10.0 billion compared to $9.7 billion.
•Consolidated pre-tax income increased 1% to $1.80 billion compared to $1.78 billion.
•Consolidated pre-tax income was 18.1% of consolidated revenues compared to 18.3%.
•Income tax expense was $432.2 million in both quarters, and our effective tax rate was 24.0% compared to 24.2%.
•Net income attributable to D.R. Horton increased 1% to $1.35 billion compared to $1.34 billion.
•Diluted net income per common share attributable to D.R. Horton increased 5% to $4.10 compared to $3.90.
•Stockholders’ equity was $24.7 billion compared to $22.7 billion and $21.7 billion at September 30, 2023 and June 30, 2023, respectively.
•Book value per common share increased to $75.32 compared to $67.78 and $64.03 at September 30, 2023 and June 30, 2023, respectively.
•Debt to total capital was 18.8% compared to 18.3% and 22.0% at September 30, 2023 and June 30, 2023, respectively. Net debt to total capital was 9.9% compared to 5.1% and 11.2% at September 30, 2023 and June 30, 2023, respectively.

Key financial results for the nine months ended June 30, 2024, as compared to the same period of 2023, were as follows:
Homebuilding:
•Homebuilding revenues increased 9% to $25.0 billion compared to $22.9 billion.
•Homes closed increased 10% to 66,043 homes, while the average closing price of those homes decreased 1% to $378,200.
•Net sales orders increased 14% to 67,526 homes, and the value of net sales orders increased 15% to $25.6 billion.
•Home sales gross margin was 23.4% compared to 22.9%.
•Homebuilding SG&A expense was 7.5% of homebuilding revenues compared to 7.2%.
•Homebuilding pre-tax income increased 11% to $4.0 billion compared to $3.6 billion.
•Homebuilding pre-tax income was 16.1% of homebuilding revenues compared to 15.8%.
•Net cash provided by homebuilding operations was $971.9 million compared to $2.1 billion.
Rental:
•Rental revenues were $980.2 million compared to $1.2 billion.
•Rental pre-tax income was $128.8 million compared to $307.0 million.
•Single-family rental homes closed totaled 2,278 compared to 3,169.
•Multi-family rental units closed totaled 1,334 compared to 530.
Forestar:
•Forestar’s revenues increased 8% to $958.0 million compared to $887.1 million. Revenues in the current and prior year periods included $851.3 million and $736.7 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 7% to 9,694 compared to 9,054. Lots sold to D.R. Horton totaled 8,842 compared to 7,947.
•Forestar’s pre-tax income increased 28% to $161.6 million compared to $126.2 million.
•Forestar’s pre-tax income was 16.9% of revenues compared to 14.2%.
Financial Services:
•Financial services revenues increased 13% to $660.5 million compared to $582.0 million.
•Financial services pre-tax income increased 19% to $235.3 million compared to $197.9 million.
•Financial services pre-tax income was 35.6% of financial services revenues compared to 34.0%.
Consolidated Results:
•Consolidated revenues increased 7% to $26.8 billion compared to $25.0 billion.
•Consolidated pre-tax income increased 6% to $4.6 billion compared to $4.3 billion.
•Consolidated pre-tax income was 17.1% of consolidated revenues compared to 17.2%.
•Income tax expense was $1.1 billion compared to $1.0 billion, and our effective tax rate was 23.4% compared to 23.9%.
•Net income attributable to D.R. Horton increased 7% to $3.5 billion compared to $3.2 billion.
•Diluted net income per common share attributable to D.R. Horton increased 11% to $10.43 compared to $9.39.
•Net cash provided by operations was $228.2 million compared to $2.3 billion.

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

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Fort Myers/Naples	Iowa	Des Moines
Utah	Salt Lake City		Gainesville		Iowa City/Cedar Rapids
	St. George		Jacksonville	Kentucky	Louisville
Washington	Central Washington		Lakeland	Maryland	Baltimore
	Kennewick/Pasco/Richland		Melbourne/Vero Beach		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Miami/Fort Lauderdale		Suburban Washington, D.C.
	Spokane		Ocala		Western Maryland
	Vancouver		Orlando	Minnesota	Minneapolis/St. Paul
			Panama City	Nebraska	Omaha
	Southwest Region		Pensacola	New Jersey	Northern New Jersey
Arizona	Phoenix		Port St. Lucie		Southern New Jersey
	Tucson		Tallahassee	Ohio	Cincinnati/Dayton
California	Bakersfield		Tampa/Sarasota		Columbus
	Bay Area		Volusia County	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta
Nevada	Las Vegas		Augusta
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2024 and 2023.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	1,458	1,208	21%	$729.5	$647.2	13%	$500,300	$535,800	(7)%
Southwest	2,488	2,815	(12)%	1,215.3	1,345.6	(10)%	488,500	478,000	2%
South Central	5,880	6,078	(3)%	1,917.8	2,029.6	(6)%	326,200	333,900	(2)%
Southeast	6,089	6,021	1%	2,165.1	2,182.9	(1)%	355,600	362,500	(2)%
East	4,546	4,547	—%	1,614.6	1,615.0	—%	355,200	355,200	—%
North	2,540	2,210	15%	1,073.4	899.7	19%	422,600	407,100	4%
	23,001	22,879	1%	$8,715.7	$8,720.0	—%	$378,900	$381,100	(1)%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	4,254	3,491	22%	$2,158.4	$1,831.0	18%	$507,400	$524,500	(3)%
Southwest	7,719	6,064	27%	3,762.5	2,879.8	31%	487,400	474,900	3%
South Central	17,733	15,905	11%	5,759.6	5,145.2	12%	324,800	323,500	—%
Southeast	17,875	16,617	8%	6,360.1	5,972.9	6%	355,800	359,400	(1)%
East	12,825	11,342	13%	4,574.9	4,031.3	13%	356,700	355,400	—%
North	7,120	5,984	19%	2,952.9	2,413.0	22%	414,700	403,200	3%
	67,526	59,403	14%	$25,568.4	$22,273.2	15%	$378,600	$375,000	1%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2024	2023	2024	2023	2024	2023
Northwest	223	211	$122.0	$115.8	13%	15%
Southwest	449	487	214.6	241.7	15%	15%
South Central	1,188	1,427	399.7	491.9	17%	19%
Southeast	1,530	1,404	554.9	500.6	20%	19%
East	1,010	910	358.0	321.8	18%	17%
North	623	476	256.5	191.1	20%	18%
	5,023	4,915	$1,905.7	$1,862.9	18%	18%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2024	2023	2024	2023	2024	2023
Northwest	656	693	$344.3	$381.3	13%	17%
Southwest	1,326	1,440	637.7	720.6	15%	19%
South Central	3,456	4,605	1,158.4	1,594.4	16%	22%
Southeast	4,111	4,371	1,492.0	1,605.5	19%	21%
East	2,759	2,418	979.3	886.8	18%	18%
North	1,574	1,309	643.7	532.1	18%	18%
	13,882	14,836	$5,255.4	$5,720.7	17%	20%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 1% and 14% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. The value of net sales orders was essentially flat at $8.7 billion (23,001 homes and 22,879 homes, respectively) for the three months ended June 30, 2024 and 2023. The value of net sales orders increased 15% to $25.6 billion (67,526 homes) for the nine months ended June 30, 2024 compared to $22.3 billion (59,403 homes) in the prior year period. The average selling price of net sales orders during the three and nine months ended June 30, 2024 was $378,900 and $378,600, respectively, down 1% and up 1% from the prior year periods.

During the three months ended June 30, 2024, the markets contributing most to the increases in sales order volume were the Portland and Salt Lake City markets in the Northwest and the suburban Washington, D.C. market in the North. The markets contributing most to the decrease in sales order volume in the Southwest region were the Phoenix and Northern California markets.

During the nine months ended June 30, 2024, the markets contributing most to the increases in sales order volume were the Portland and Salt Lake City markets in the Northwest, the California and Phoenix markets in the Southwest, the Dallas and San Antonio markets in the South Central, the North Carolina markets in the East and the suburban Washington, D.C. market in the North.

Despite continued inflationary pressures and elevated mortgage interest rates, demand for new homes remained solid during the third quarter. Our net sales orders increased 1% and 14% in the three and nine months ended June 30, 2024, respectively, from the prior year periods. We are continuing to use incentives and pricing adjustments to adapt to current market conditions. Although higher interest rates and economic fluctuations may persist for some time, the supply of both new and existing homes at affordable price points remains limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	764	744	3%	$402.2	$393.7	2%	$526,400	$529,200	(1)%
Southwest	1,570	1,928	(19)%	795.9	956.5	(17)%	506,900	496,100	2%
South Central	4,037	4,807	(16)%	1,354.8	1,617.6	(16)%	335,600	336,500	—%
Southeast	4,410	6,001	(27)%	1,642.4	2,308.0	(29)%	372,400	384,600	(3)%
East	3,817	3,959	(4)%	1,409.2	1,432.2	(2)%	369,200	361,800	2%
North	2,194	1,747	26%	949.5	739.7	28%	432,800	423,400	2%
	16,792	19,186	(12)%	$6,554.0	$7,447.7	(12)%	$390,300	$388,200	1%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	1,427	1,209	18%	$720.7	$653.6	10%	$505,000	$540,600	(7)%
Southwest	2,673	2,316	15%	1,313.7	1,120.1	17%	491,500	483,600	2%
South Central	6,104	6,477	(6)%	2,009.0	2,169.7	(7)%	329,100	335,000	(2)%
Southeast	6,669	6,616	1%	2,415.9	2,384.0	1%	362,300	360,300	1%
East	4,748	4,102	16%	1,709.0	1,464.2	17%	359,900	356,900	1%
North	2,534	2,265	12%	1,062.9	911.5	17%	419,500	402,400	4%
	24,155	22,985	5%	$9,231.2	$8,703.1	6%	$382,200	$378,600	1%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	4,037	3,471	16%	$2,034.3	$1,864.4	9%	$503,900	$537,100	(6)%
Southwest	7,556	5,896	28%	3,647.8	2,828.2	29%	482,800	479,700	1%
South Central	17,323	16,893	3%	5,631.4	5,609.9	—%	325,100	332,100	(2)%
Southeast	18,281	17,654	4%	6,591.3	6,483.1	2%	360,600	367,200	(2)%
East	12,389	10,469	18%	4,418.1	3,814.0	16%	356,600	364,300	(2)%
North	6,457	5,606	15%	2,651.3	2,262.4	17%	410,600	403,600	2%
	66,043	59,989	10%	$24,974.2	$22,862.0	9%	$378,200	$381,100	(1)%

Home Sales Revenue

Revenues from home sales were $9.2 billion (24,155 homes closed) for the three months ended June 30, 2024 compared to $8.7 billion (22,985 homes closed) in the prior year period. Revenues from home sales were $25.0 billion (66,043 homes closed) for the nine months ended June 30, 2024 compared to $22.9 billion (59,989 homes closed) in the prior year period.

The number of homes closed increased 5% and 10% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. The average selling price of homes closed during the three and nine months ended June 30, 2024 was $382,200 and $378,200, respectively, up 1% and down 1%, respectively, from the prior year periods.

The markets contributing most to the increases in closings volume in both periods were the Portland market in the Northwest, the California and Nevada markets in the Southwest, the North Carolina markets in the East and the suburban Washington, D.C. market in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Gross profit – home sales	24.0%	23.3%	23.4%	22.9%
Gross profit – land/lot sales and other	45.6%	14.4%	38.8%	47.9%
Inventory and land option charges	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Gross profit – total homebuilding	23.9%	23.2%	23.3%	22.8%
Selling, general and administrative expense	7.1%	6.7%	7.5%	7.2%
Other (income) expense	(0.2)%	(0.3)%	(0.3)%	(0.2)%
Homebuilding pre-tax income	17.0%	16.8%	16.1%	15.8%

Home Sales Gross Profit

Gross profit from home sales increased to $2.2 billion in the three months ended June 30, 2024 from $2.0 billion in the prior year period and increased 70 basis points to 24.0% as a percentage of home sales revenues. The percentage increase resulted from an increase of 70 basis points due to the average cost of our homes closed decreasing while the average selling price of those homes increased slightly, 10 basis points due to a decrease in the amortization of capitalized interest and 10 basis points due to a decrease in warranty and construction defect costs, partially offset by a decrease of 20 basis points due to an increase in the amount of purchase accounting adjustments related to prior year acquisitions.

Gross profit from home sales increased to $5.8 billion in the nine months ended June 30, 2024 from $5.2 billion in the prior year period and increased 50 basis points to 23.4% as a percentage of home sales revenues. The percentage increase resulted from an increase of 60 basis points due to the average cost of our homes closed decreasing by more than the decrease in the average selling price of those homes, partially offset by a decrease of 10 basis points due to an increase in the amount of purchase accounting adjustments related to prior year acquisitions.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changes in market conditions during fiscal 2023 and the first nine months of fiscal 2024, we have used a higher level of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $10.3 million and $37.6 million in the three and nine months ended June 30, 2024, respectively, and $30.5 million and $85.2 million in the prior year periods.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2024, our homebuilding operations had $15.8 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of these reviews, there were no impairment charges recorded in our homebuilding segment during the current and prior year quarters and $5.6 million and $5.7 million recorded in the nine month periods ended June 30, 2024 and 2023, respectively.

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

During the three and nine months ended June 30, 2024, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $12.6 million and $25.6 million, respectively, compared to $9.0 million and $41.7 million in the prior year periods.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 12% to $656.5 million and 13% to $1.9 billion in the three and nine months ended June 30, 2024, respectively, from $584.9 million and $1.7 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 7.1% and 7.5% in the three and nine months ended June 30, 2024, respectively, compared to 6.7% and 7.2% in the prior year periods.

Employee compensation and related costs were $538.6 million and $1.5 billion in the three and nine months ended June 30, 2024, respectively, compared to $502.3 million and $1.4 billion in the prior year periods. These costs increased 7% and 11% in the three and nine months ended June 30, 2024, respectively, from the prior year periods. Employee compensation and related costs represented 82% of SG&A costs in both the three and nine months ended June 30, 2024 compared to 86% and 83%, respectively, in the prior year periods. Our homebuilding operations employed 10,099 and 9,040 people at June 30, 2024 and 2023, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 33% to $11.5 million and 40% to $34.2 million in the three and nine months ended June 30, 2024, respectively, compared to $17.2 million and $57.1 million in the prior year periods, primarily due to decreases of 14% and 19% in our average homebuilding debt. Interest charged to cost of sales was 0.3% and 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in the three and nine months ended June 30, 2024, respectively, compared to 0.4% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations decreased to $22.7 million and increased to $73.2 million in the three and nine months ended June 30, 2024, respectively, from $26.4 million and $54.1 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2024			2023
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$725.0	$121.2	16.7%	$661.1	$105.6	16.0%
Southwest	1,313.7	209.4	15.9%	1,134.3	131.2	11.6%
South Central	2,013.0	368.7	18.3%	2,175.0	407.2	18.7%
Southeast	2,417.2	404.1	16.7%	2,384.5	459.8	19.3%
East	1,709.6	314.9	18.4%	1,464.4	262.0	17.9%
North	1,063.0	153.9	14.5%	914.3	98.6	10.8%
	$9,241.5	$1,572.2	17.0%	$8,733.6	$1,464.4	16.8%

	Nine Months Ended June 30,
	2024			2023
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$2,045.0	$300.0	14.7%	$1,872.6	$260.6	13.9%
Southwest	3,648.5	515.3	14.1%	2,858.3	296.9	10.4%
South Central	5,643.3	986.9	17.5%	5,622.8	956.8	17.0%
Southeast	6,602.6	1,095.0	16.6%	6,486.9	1,252.8	19.3%
East	4,419.7	774.0	17.5%	3,815.2	634.9	16.6%
North	2,652.7	354.7	13.4%	2,291.4	224.7	9.8%
	$25,011.8	$4,025.9	16.1%	$22,947.2	$3,626.7	15.8%
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

Northwest Region — Homebuilding revenues increased 10% and 9% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods due to increases in the number of homes closed, particularly in our Portland market. The region generated pre-tax income of $121.2 million and $300.0 million in the three and nine months ended June 30, 2024, respectively, compared to $105.6 million and $260.6 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 70 and 60 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the average cost of homes closed decreasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 10 basis points and increased by 10 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods.

Southwest Region — Homebuilding revenues increased 16% and 28% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our California and Nevada markets. The region generated pre-tax income of $209.4 million and $515.3 million in the three and nine months ended June 30, 2024, respectively, compared to $131.2 million and $296.9 million in the prior year periods. Home sales gross profit percentage increased by 380 and 250 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to decreases in the average costs of homes closed. As a percentage of homebuilding revenues, SG&A expenses decreased by 40 and 110 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 7% and were essentially flat in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. The region generated pre-tax income of $368.7 million and $986.9 million in the three and nine months ended June 30, 2024, respectively, compared to $407.2 million and $956.8 million in the prior year periods. Home sales gross profit percentage increased by 20 and 90 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the average cost of homes closed decreasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points in both the three and nine months ended June 30, 2024 compared to the prior year periods.

Southeast Region — Homebuilding revenues increased 1% and 2% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. The region generated pre-tax income of $404.1 million and $1.1 billion in the three and nine months ended June 30, 2024, respectively, compared to $459.8 million and $1.3 billion in the prior year periods. Home sales gross profit percentage decreased by 170 and 230 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing with only minor fluctuations in the average sales price, as well as an increase in purchase accounting adjustments related to a prior year acquisition. As a percentage of homebuilding revenues, SG&A expenses increased by 80 and 50 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods.

East Region — Homebuilding revenues increased 17% and 16% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, due to increases in the number of homes closed, particularly in our North Carolina markets. The region generated pre-tax income of $314.9 million and $774.0 million in the three and nine months ended June 30, 2024, respectively, compared to $262.0 million and $634.9 million in the prior year periods. Home sales gross profit percentage increased by 110 and 130 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the average cost of homes closed decreasing with only minor fluctuations in the average sales price. As a percentage of homebuilding revenues, SG&A expenses increased by 40 and 50 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods.

North Region — Homebuilding revenues increased 16% in both the three and nine months ended June 30, 2024 compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our suburban Washington, D.C. market. The region generated pre-tax income of $153.9 million and $354.7 million in the three and nine months ended June 30, 2024, respectively, compared to $98.6 million and $224.7 million in the prior year periods. Home sales gross profit percentage increased by 380 and 390 basis points in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to the average cost of homes closed decreasing while the average selling price of those homes increased. As a percentage of homebuilding revenues, SG&A expenses were essentially flat in the three months ended June 30, 2024 and decreased by 10 basis points in the nine months ended June 30, 2024 compared to the prior year periods.

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

Our homebuilding segment’s inventories at June 30, 2024 and September 30, 2023 are summarized as follows:

	June 30, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$808.3	$1,163.5	$—	$4.0	$1,975.8
Southwest	1,445.4	1,858.8	6.7	5.1	3,316.0
South Central	2,123.0	2,009.6	0.3	2.2	4,135.1
Southeast	2,490.4	2,001.4	13.1	—	4,504.9
East	1,713.7	2,105.7	—	4.2	3,823.6
North	1,289.5	1,194.9	—	0.1	2,484.5
Corporate and unallocated (1)	131.9	131.9	0.3	0.2	264.3
	$10,002.2	$10,465.8	$20.4	$15.8	$20,504.2

	September 30, 2023
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$819.5	$1,087.5	$—	$0.5	$1,907.5
Southwest	1,280.0	1,845.0	6.7	1.3	3,133.0
South Central	2,040.2	1,769.6	0.3	0.4	3,810.5
Southeast	2,390.5	1,549.8	13.2	5.0	3,958.5
East	1,393.5	1,630.4	—	0.8	3,024.7
North	1,083.7	993.7	—	0.6	2,078.0
Corporate and unallocated (1)	126.9	116.3	0.3	0.1	243.6
	$9,134.3	$8,992.3	$20.5	$8.7	$18,155.8
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2024 and September 30, 2023 are summarized as follows:

	June 30, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	13,100	19,300	32,400	2,500
Southwest	22,600	27,000	49,600	4,500
South Central	38,100	108,400	146,500	10,700
Southeast	28,600	139,000	167,600	11,500
East	31,900	128,900	160,800	8,300
North	16,600	56,700	73,300	5,100
	150,900	479,300	630,200	42,600
	24%	76%	100%

	September 30, 2023
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	14,100	20,300	34,400	2,800
Southwest	22,600	30,500	53,100	4,700
South Central	36,700	69,500	106,200	10,800
Southeast	24,700	132,900	157,600	12,100
East	27,700	118,400	146,100	7,100
North	15,300	55,700	71,000	4,500
	141,100	427,300	568,400	42,000
	25%	75%	100%
___________________

(1)Land/lots owned included approximately 58,500 and 50,300 owned lots that are fully developed and ready for home construction at June 30, 2024 and September 30, 2023, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2024 and September 30, 2023 was $24.5 billion and $21.1 billion, respectively, secured by earnest money deposits of $2.1 billion and $1.8 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2024 and September 30, 2023 included $1.8 billion and $1.3 billion, respectively, related to land and lot purchase contracts with Forestar, secured by $181.1 million and $139.1 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2024 included approximately 36,200 lots owned or controlled by Forestar, 19,500 of which our homebuilding divisions had under contract to purchase and 16,700 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 11,400 lots were in our Southeast region, 8,100 lots were in our East region, 6,000 lots were in our North region, 5,100 lots were in our South Central region, 3,900 lots were in our Southwest region and 1,700 lots were in our Northwest region. Lots controlled at September 30, 2023 included approximately 31,400 lots owned or controlled by Forestar, 14,400 of which our homebuilding divisions had under contract to purchase and 17,000 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 26,200 and 27,000 of our homes in inventory were unsold at June 30, 2024 and September 30, 2023, respectively. At June 30, 2024, approximately 8,800 of our unsold homes were completed, of which approximately 990 homes had been completed for more than six months. At September 30, 2023, approximately 7,000 of our unsold homes were completed, of which approximately 620 homes had been completed for more than six months. Homes in inventory exclude approximately 2,400 and 2,100 model homes at June 30, 2024 and September 30, 2023, respectively.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations primarily construct and lease single-family homes within a community and then market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three and nine months ended June 30, 2024 and 2023.

	Rental Homes/Units Closed
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Single-family rental homes	790	1,754	2,278	3,169
Multi-family rental units	610	230	1,334	530
	1,400	1,984	3,612	3,699

	Results of Operations
	(In millions)
Revenues
Single-family rental	$258.5	$589.6	$675.9	$1,041.6
Multi-family rental and other	155.2	77.5	304.3	177.0
Total revenues	413.7	667.1	980.2	1,218.6
Cost of sales
Single-family rental	201.0	411.1	532.6	705.5
Multi-family rental and other	118.3	46.9	230.8	93.7
Inventory and land option charges	1.5	0.9	2.2	2.3
Total cost of sales	320.8	458.9	765.6	801.5
Selling, general and administrative expense	55.0	80.0	163.8	181.0
Other (income) expense	(26.3)	(33.9)	(78.0)	(70.9)
Income before income taxes	$64.2	$162.1	$128.8	$307.0

Revenues from our rental operations decreased to $413.7 million and $980.2 million during the three and nine months ended June 30, 2024, respectively, from $667.1 million and $1.2 billion in the prior year periods. Pre-tax income was $64.2 million and $128.8 million during the three and nine months ended June 30, 2024, respectively, compared to $162.1 million and $307.0 million in the prior year periods. The decrease in pre-tax income was due to a decrease in home closings and lower gross margins on home and unit closings during the current year periods compared to the prior year periods.

At June 30, 2024, our rental property inventory of $3.1 billion included $1.1 billion of inventory related to our single-family rental operations and $2.0 billion of inventory related to our multi-family rental operations. At September 30, 2023, our rental property inventory of $2.7 billion included $1.3 billion of inventory related to our single-family rental operations and $1.4 billion of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at June 30, 2024 and September 30, 2023 consisted of the following:

	Rental Inventory
	June 30, 2024	September 30, 2023
Single-family rental homes (1)	4,540	5,630
Single-family rental lots (2)	1,900	3,380
Multi-family rental units (3)	11,380	9,150
________________________
(1)Single-family rental homes at June 30, 2024 consist of 520 homes under construction and 4,020 completed homes. Single-family rental homes at September 30, 2023 consist of 1,260 homes under construction and 4,370 completed homes.
(2)Single-family rental lots at June 30, 2024 consist of 1,125 undeveloped lots and 775 finished lots. Single-family rental lots at September 30, 2023 consist of 2,210 undeveloped lots and 1,170 finished lots.
(3)Multi-family rental units at June 30, 2024 consist of 7,810 units under construction and 3,570 units that were substantially complete and in the lease-up phase. Multi-family rental units at September 30, 2023 consist of 7,200 units under construction and 1,950 units that were substantially complete and in the lease-up phase.

RESULTS OF OPERATIONS – FORESTAR

At June 30, 2024, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 60 markets across 24 states as of June 30, 2024. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total revenues	$318.4	$368.9	$958.0	$887.1
Cost of land/lot sales and other	246.2	283.0	729.6	675.1
Inventory and land option charges	0.7	0.9	1.0	23.6
Total cost of sales	246.9	283.9	730.6	698.7
Selling, general and administrative expense	29.3	26.4	86.5	71.3
Other (income) expense	(9.4)	(3.8)	(20.7)	(9.1)
Income before income taxes	$51.6	$62.4	$161.6	$126.2

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	Lots Sold		Value (In millions)
	2024	2023	2024	2023
Residential single-family lots sold
Lots sold to D.R. Horton	2,903	3,187	$265.3	$271.0
Total lots sold	3,255	3,812	$305.8	$334.8
Tract acres sold to D.R. Horton	32	45	$2.1	$22.8

	Nine Months Ended June 30,
	Lots Closed		Value (In millions)
	2024	2023	2024	2023
Residential single-family lots sold
Lots sold to D.R. Horton	8,842	7,947	$849.2	$681.4
Total lots sold	9,694	9,054	$935.9	$794.3
Tract acres sold to D.R. Horton	32	424	$2.1	$55.3

	June 30, 2024	September 30, 2023
Residential single-family lots in inventory and under contract
Lots owned	57,900	52,400
Lots controlled through land purchase contracts	44,200	26,800
Total lots owned and controlled	102,100	79,200

Owned lots under contract to sell to D.R. Horton	19,500	14,400
Owned lots under contract to customers other than D.R. Horton	900	600
Total owned lots under contract	20,400	15,000

Owned lots subject to right of first offer with D.R. Horton	16,700	17,000
Owned lots fully developed	5,900	6,400

At June 30, 2024 and September 30, 2023, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.2 billion and $1.8 billion, respectively.

There were no impairment charges recorded in either current year period or during the prior year quarter. Impairment charges included in inventory and land option charges during the nine months ended June 30, 2023 were $19.4 million.

SG&A expense for the three and nine months ended June 30, 2024 included charges of $1.4 million and $4.1 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $0.9 million and $2.8 million, respectively, in the prior year periods.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	18,807	17,011	11%	51,990	45,172	15%
Number of homes closed by D.R. Horton	24,155	22,985	5%	66,043	59,989	10%
Percentage of D.R. Horton homes financed by DHI Mortgage	78%	74%		79%	75%

Loans sold by DHI Mortgage to third parties	19,203	16,091	19%	52,159	45,242	15%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(In millions)
Loan origination and other fees	$26.5	$19.9	33%	$65.4	$51.5	27%
Gains on sale of mortgage loans and mortgage servicing rights	162.6	157.9	3%	444.0	391.6	13%
Servicing income	0.2	1.0	(80)%	3.0	4.0	(25)%
Total mortgage operations revenues	189.3	178.8	6%	512.4	447.1	15%
Title policy premiums	53.0	49.7	7%	148.1	134.9	10%
Total revenues	242.3	228.5	6%	660.5	582.0	13%
General and administrative expense	178.0	154.7	15%	500.6	435.7	15%
Other (income) expense	(27.0)	(20.3)	33%	(75.4)	(51.6)	46%
Financial services pre-tax income	$91.3	$94.1	(3)%	$235.3	$197.9	19%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
General and administrative expense	73.5%	67.7%	75.8%	74.9%
Other (income) expense	(11.1)%	(8.9)%	(11.4)%	(8.9)%
Financial services pre-tax income	37.7%	41.2%	35.6%	34.0%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for virtually all of its total loan volume. In the three and nine months ended June 30, 2024, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 11% and 15%, respectively, primarily due to increases of 5% and 10%, respectively, in the number of homes closed by our homebuilding operations, as well as an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 78% and 79% in the three and nine months ended June 30, 2024, respectively, up from 74% and 75% in the prior year periods.

The number of loans sold increased 19% and 15% in the three and nine months ended June 30, 2024, respectively, compared to the prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2024 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2024, approximately 73% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 26% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume increased 10% and 15% in the three and nine months ended June 30, 2024, respectively, and revenues from our mortgage operations increased 6% to $189.3 million and 15% to $512.4 million in the three and nine months ended June 30, 2024, respectively, from $178.8 million and $447.1 million in the prior year periods. In the three month period, the revenue increase was less than the volume increase due to a more competitive market. Revenues from our title operations increased 7% to $53.0 million and 10% to $148.1 million in the three and nine months ended June 30, 2024, respectively, from $49.7 million and $134.9 million in the prior year periods.

General and administrative (G&A) expense related to our financial services operations increased 15% to $178.0 million and $500.6 million in the three and nine months ended June 30, 2024, respectively, from $154.7 million and $435.7 million in the prior year periods. The increases were primarily due to the increases in loan origination volume and related title closing services. As a percentage of financial services revenues, G&A expense was 73.5% and 75.8% in the three and nine months ended June 30, 2024, respectively, compared to 67.7% and 74.9% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 3,112 and 2,845 people at June 30, 2024 and 2023, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income increased 33% to $27.0 million and 46% to $75.4 million in the three and nine months ended June 30, 2024, respectively, from $20.3 million and $51.6 million in the prior year periods, primarily due to an increase in interest income on our loan origination volume.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $13.7 million and $32.8 million in the three and nine months ended June 30, 2024, respectively, compared to $0.2 million and $22.1 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2024 was $1.8 billion and $4.6 billion, respectively, compared to $1.8 billion and $4.3 billion in the prior year periods. The increase in both periods was primarily due to an increase in the pre-tax income of our homebuilding operations as a result of higher revenues from an increase in home closings, largely offset by a decrease in the pre-tax income of our rental operations due to lower home and unit closings.

Income Taxes

Our income tax expense was $432.2 million for each of the three month periods ended June 30, 2024 and 2023 and $1.1 billion and $1.0 billion in the nine months ended June 30, 2024 and 2023, respectively. Our effective tax rate was 24.0% and 23.4% for the three and nine months ended June 30, 2024, respectively, compared to 24.2% and 23.9% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $171.3 million at June 30, 2024 compared to $202.0 million at September 30, 2023. We had a valuation allowance of $14.7 million and $14.8 million at June 30, 2024 and September 30, 2023, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions.

We are making investments in our homebuilding and rental inventories to expand our operations and consolidate market share. We are also returning capital to our shareholders through repurchases of our common stock and dividend payments. We are maintaining significant homebuilding cash balances and liquidity to support the increased scale and level of activity in our business and to provide flexibility to adjust to changing conditions and opportunities.

At June 30, 2024, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.7 billion. $2.3 billion is payable within 12 months, including $1.7 billion which is outstanding under our mortgage repurchase facilities and $500 million principal amount of 2.5% homebuilding senior notes maturing in October 2024. At June 30, 2024, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 18.8% compared to 18.3% at September 30, 2023 and 22.0% at June 30, 2023. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 9.9% at June 30, 2024 compared to 5.1% at September 30, 2023 and 11.2% at June 30, 2023. Over the long term, we intend to maintain our ratio of debt to total capital around or slightly below 20%.

At June 30, 2024, we had outstanding letters of credit of $242.1 million and surety bonds of $3.4 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2021, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under its at-the-market equity offering (ATM) program that became effective in November 2021. At June 30, 2024, $728.1 million remained available for issuance under Forestar’s shelf registration statement, of which $278.1 million was reserved for sales under its ATM program. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2024, cash and cash equivalents of our homebuilding segment totaled $2.2 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At June 30, 2024, there were no borrowings outstanding and $217.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.97 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At June 30, 2024, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — At June 30, 2024, we had $2.1 billion principal amount of homebuilding senior notes outstanding that mature from October 2024 through October 2027.

The indentures governing our senior notes impose restrictions on the creation of secured debt and liens. At June 30, 2024, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities, replacing the previous authorization, under which no debt securities were repurchased. In October 2023, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, which replaced the previous authorization. During the nine months ended June 30, 2024, we repurchased 9.0 million shares at a total cost, including commissions and excise taxes, of $1.2 billion. At June 30, 2024, the full amount of the debt repurchase authorization was remaining, and $459.7 million of the stock repurchase authorization was remaining. In July 2024, our Board of Directors authorized the repurchase of up to $4.0 billion of our common stock, replacing the previous authorization, which at that time had $261.9 million remaining due to repurchases made subsequent to quarter end. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $3.1 billion at June 30, 2024 compared to $2.7 billion at September 30, 2023 and $3.3 billion at June 30, 2023.

Cash and Cash Equivalents — At June 30, 2024, cash and cash equivalents of our rental segment totaled $119.1 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $1.27 billion and $640 million, respectively, during the nine months ended June 30, 2024. At June 30, 2024, there were $1.03 billion of borrowings outstanding at a 7.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $20 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2024, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 31.8% compared to 33.7% at September 30, 2023 and 35.3% at June 30, 2023. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 18.7% compared to 5.5% at September 30, 2023 and 19.1% at June 30, 2023.

Cash and Cash Equivalents — At June 30, 2024, Forestar had cash and cash equivalents of $359.2 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At June 30, 2024, there were no borrowings outstanding and $24.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $385.2 million.

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

Unsecured Debt — As of June 30, 2024, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

At June 30, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries or have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2024, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2024, Forestar issued 546,174 shares of common stock under its ATM program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. At June 30, 2024, $728.1 million remained available for issuance under Forestar’s shelf registration statement, of which $278.1 million was reserved for sales under its ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2024, cash and cash equivalents of our financial services segment totaled $305.7 million.

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

In February 2024, the committed mortgage repurchase facility was amended to reduce its capacity to $1.6 billion and extend its maturity date to February 13, 2025. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2024, DHI Mortgage had an obligation of $1.2 billion under the committed mortgage repurchase facility at a 7.0% annual interest rate.

At June 30, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $496.9 million at a 6.5% annual interest rate.

At June 30, 2024, $1.95 billion of mortgage loans held for sale with a collateral value of $1.91 billion were pledged under the committed mortgage repurchase facility, and $532.6 million of mortgage loans held for sale with a collateral value of $511.0 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

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

Operating Cash Flow Activities

In the nine months ended June 30, 2024, net cash provided by operating activities was $228.2 million compared to $2.3 billion in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $971.9 million and $156.9 million of cash provided by our homebuilding and financial services segments, respectively, partially offset by $656.8 million and $277.6 million of cash used in our rental and Forestar segments.

Cash used to increase construction in progress and finished home inventory was $863.0 million in the current year period, reflecting an increase in our completed homes in inventory in the current period. Cash used to increase residential land and lots was $2.0 billion in the current year period compared to $915.0 million in the prior year period.

Investing Cash Flow Activities

In the nine months ended June 30, 2024, net cash used in investing activities was $161.1 million compared to $308.5 million in the prior year period. In the current year period, uses of cash included purchases of property and equipment totaling $133.3 million. In the prior year period, uses of cash included payments totaling $202.0 million related to the acquisitions of Riggins Custom Homes and Truland Homes and purchases of property and equipment totaling $108.3 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2024, net cash used in financing activities was $947.2 million, primarily consisting of cash used to repurchase shares of our common stock of $1.2 billion and payment of cash dividends totaling $297.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $630 million.

During the nine months ended June 30, 2023, net cash used in financing activities was $1.1 billion, primarily consisting of cash used to repurchase shares of our common stock of $759.6 million, repayment of $300 million principal amount of our 4.75% homebuilding senior notes and payment of cash dividends totaling $256.9 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $200 million and net advances on our mortgage repurchase facilities of $67.3 million.

During each of the first three quarters of fiscal 2024, our Board of Directors approved a quarterly cash dividend of $0.30 per common share, the most recent of which was paid on May 9, 2024 to stockholders of record on May 2, 2024. In July 2024, our Board of Directors approved a quarterly cash dividend of $0.30 per common share, payable on August 8, 2024 to stockholders of record on August 1, 2024. Cash dividends of $0.25 per common share were approved and paid in each quarter of fiscal 2023. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2024, D.R. Horton, Inc. had $2.1 billion principal amount of homebuilding senior notes outstanding due through October 2027 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2024	September 30, 2023
	(In millions)
Assets
Cash	$2,097.1	$2,848.3
Inventories	20,720.1	18,331.6
Amount due from Non-Guarantor Subsidiaries	1,326.9	1,314.3
Total assets	27,666.4	26,081.4
Liabilities & Stockholders’ Equity
Notes payable	$2,257.8	$2,211.1
Total liabilities	5,818.0	5,785.4
Stockholders’ equity	21,848.4	20,296.0

Summarized Statement of Operations Data	Nine Months Ended June 30, 2024	Year Ended September 30, 2023
	(In millions)
Revenues	$24,869.4	$31,661.8
Cost of sales	19,069.5	24,264.9
Selling, general and administrative expense	1,834.8	2,192.0
Income before income taxes	4,000.7	5,245.5
Net income	3,068.1	3,984.2

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2023, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2023, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2023, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2024 and September 30, 2023, we had reserves for approximately 570 and 600 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2024, we were notified of approximately 240 new construction defect claims and resolved 270 construction defect claims for a total cost of $49.6 million. At June 30, 2023 and September 30, 2022, we had reserves for approximately 625 and 560 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2023, we were notified of approximately 240 new construction defect claims and resolved 175 construction defect claims for a total cost of $25.5 million.

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
•adverse developments affecting the capital markets and financial institutions, which could limit our ability to access capital, increase our cost of capital and impact our liquidity and capital resources;
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
•risks of acquiring land, building materials and skilled labor and challenges obtaining regulatory approvals;
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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2024 and 2023 was not significant, is recognized in current earnings. At June 30, 2024, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.5 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.9 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.8 billion at June 30, 2024.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2024 and September 30, 2023, we had MBS totaling $748.4 million and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $4.8 million and $15.7 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2024. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2024.

	Three Months Ending September 30, 2024	Fiscal Year Ending September 30,							Fair Value at June 30, 2024
		2025	2026	2027	2028	2029	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$0.4	$651.7	$910.3	$600.4	$800.0	$17.5	$—	$2,980.3	$2,822.8
Average interest rate	8.0%	3.2%	3.4%	1.5%	3.0%	6.0%	—%	2.9%
Variable rate	$1,691.4	$—	$—	$—	$1,030.0	$—	$—	$2,721.4	$2,721.4
Average interest rate	6.9%	—%	—%	—%	7.4%	—%	—%	7.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $1.5 billion common stock repurchase authorization, which was approved by our Board of Directors effective October 31, 2023, and which replaced our prior $1.0 billion common stock repurchase authorization. The authorization has no expiration date. During the three months ended June 30, 2024, we repurchased 3.0 million shares of our common stock at a total cost, including commissions and excise taxes, of $441.4 million. At June 30, 2024, there was $459.7 million remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 2024	1,893,568	$149.77	1,893,568	$617.5
May 2024	844,444	147.80	844,444	492.7
June 2024	231,366	142.58	231,366	459.7
Total	2,969,378	$148.65	2,969,378	$459.7
____________________________
(1) In July 2024, our Board of Directors authorized the repurchase of up to $4.0 billion of our common stock, replacing the previous authorization, which at that time had $261.9 million remaining due to repurchases made subsequent to quarter end. The authorization has no expiration date.

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in April and June 2024 included 988,494 shares and 26,349 shares, respectively, purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

D.R. HORTON, INC.
Date:	July 23, 2024	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 23, 2024	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)