Form 10-K
period 2024-09-30
HORTON D R INC /DE/
filed 2024-11-19
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024
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
(817) 390-8200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	DHI	New York Stock Exchange
5.000% Senior Notes due 2034	DHI 34	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $53.3 billion based on the closing price as reported on the New York Stock Exchange.
As of November 14, 2024, there were 321,169,526 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2024 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 125 markets across 36 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange (NYSE) under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing capital and building teams of people in our existing markets, start-up operations in new markets and acquisitions of other homebuilding companies. We have closed more than 1.1 million homes during our 46-year history, and we have been the largest volume homebuilder in the United States each year since 2002.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business, generating 92% of consolidated revenues of $36.8 billion in fiscal 2024, 90% of consolidated revenues of $35.5 billion in fiscal 2023 and 95% of consolidated revenues of $33.5 billion in fiscal 2022. Our homebuilding operations generate most of their revenues from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 87% of our home sales revenue in fiscal 2024 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $200,000 to more than $1,000,000. For the year ended September 30, 2024, our homebuilding operations closed 89,690 homes with an average closing price of $378,000.

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, the majority of which are apartment communities. For the year ended September 30, 2024, our rental operations closed 3,970 single-family rental homes and 2,202 multi-family rental units.

At September 30, 2024, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the NYSE under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts. For the year ended September 30, 2024, Forestar sold 15,068 lots to homebuilders, including 13,267 lots sold to D.R. Horton.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly-owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers after origination. For the year ended September 30, 2024, DHI Mortgage originated or brokered 70,693 mortgage loans. Our wholly-owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

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

Homebuilding Markets

Our homebuilding business operates in 125 markets across 36 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business.

We conduct our homebuilding operations in the geographic regions, states and markets listed below. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Fort Myers/Naples	Iowa	Des Moines
Utah	Salt Lake City		Gainesville		Iowa City/Cedar Rapids
	St. George		Jacksonville	Kansas/Missouri	Kansas City
Washington	Bremerton		Lakeland	Kentucky	Louisville
	Central Washington		Melbourne/Vero Beach	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Panama City	Minnesota	Minneapolis/St. Paul
			Pensacola	Nebraska	Omaha
	Southwest Region		Port St. Lucie	New Jersey	Northern New Jersey
Arizona	Phoenix		Tallahassee		Southern New Jersey
	Tucson		Tampa/Sarasota	Ohio	Cincinnati/Dayton
California	Bakersfield		Volusia County		Columbus
	Bay Area	Louisiana	Baton Rouge	Pennsylvania	Central Pennsylvania
	Fresno/Tulare		Lake Charles/Lafayette		Philadelphia
	Los Angeles County	Mississippi	Gulf Coast		Pittsburgh
	Modesto/Merced/Stockton		Hattiesburg	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Jackson		Richmond
	Riverside County				Virginia Beach/Williamsburg
	Sacramento		East Region		Western Virginia
	San Bernardino County	Georgia	Atlanta	West Virginia	Eastern West Virginia
Hawaii	Oahu		Augusta		Northern West Virginia
Nevada	Las Vegas		Central Georgia	Wisconsin	Southeast Wisconsin
	Reno		Savannah
New Mexico	Albuquerque		Valdosta
	Santa Fe	North Carolina	Asheville
Charlotte
	South Central Region		Greensboro/Winston-Salem
Arkansas	Little Rock		New Bern/Greenville
	Northwest Arkansas		Raleigh/Durham/Fayetteville
Oklahoma	Oklahoma City		Wilmington
	Tulsa	South Carolina	Charleston
Texas	Abilene		Columbia
	Austin		Greenville/Spartanburg
	Beaumont		Hilton Head
	Bryan/College Station		Myrtle Beach
	Corpus Christi	Tennessee	Chattanooga
	Dallas		Knoxville
	East Texas		Memphis
	Fort Worth		Nashville
	Houston		Northeast Tennessee
Killeen/Temple/Waco
Lubbock
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

Economies of Scale

We are the largest homebuilding company in the United States as measured by number of homes closed in fiscal 2024, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale of operations provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2024, we had 88 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation if they achieve targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions and the control and oversight functions that are centralized in our regional and corporate offices.

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

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations have been readily available from numerous sources, and we have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We completed the construction of most homes in two to five months in fiscal 2024.

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

We control overhead costs by centralizing certain accounting and administrative functions, monitoring staffing and compensation levels and by applying technology to business processes to improve productivity where practical. We review other general and administrative costs to identify efficiencies and savings opportunities in our operating divisions and our regional and corporate offices. We also direct most of our promotional activities toward digital marketing initiatives and local real estate brokers, which we believe are efficient uses of our marketing expenditures.

Marketing and Sales

We primarily use the D.R. Horton brand name to market and sell our homes. We offer various floor plans and product types with a primary focus on the first time and first time move-up homebuyer, which account for the majority of our home closings. We also offer entry-level homes for buyers focused on affordability, higher-end move-up and luxury homes and homes for active adult buyers seeking a low-maintenance lifestyle.

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

We market our homes and communities to prospective homebuyers and real estate brokers digitally, through email, search engine marketing, social media and our company website and other real estate websites. We also use billboards, radio, television and print media and advertising locally as necessary. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns. Model homes play an important role in our marketing efforts, and we strive to create an attractive atmosphere in our model homes.

We also build speculative homes in essentially all of our communities, which allow us to compete effectively with existing homes available in the market and improve our returns. These homes enhance our marketing and sales efforts to prospective homebuyers who are renters or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth and relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We attempt to maintain a level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2024, the value of our backlog of sales orders was $4.8 billion (12,180 homes), a decrease of 19% from $5.9 billion (15,197 homes) at September 30, 2023. The average sales price of homes in backlog was $391,700 at September 30, 2024, up from the $389,800 average at September 30, 2023. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 18% in fiscal 2024 compared to 20% in fiscal 2023.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from one to four months; therefore, substantially all of the homes in our sales backlog at September 30, 2024 are scheduled to close in fiscal 2025.

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

Rental Properties

Our single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. We sold 3,970 single-family rental homes in fiscal 2024 compared to 6,175 homes in fiscal 2023. Our multi-family rental operations develop, construct, lease and sell residential rental properties. We primarily focus on constructing garden style apartment communities in high growth suburban markets. We sold 2,202 multi-family rental units in fiscal 2024 compared to 2,112 units in fiscal 2023.

Forestar Residential Lot Development Operations

We own approximately 62% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 59 markets across 24 states as of September 30, 2024. Forestar is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts. Forestar is investing in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidate market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services primarily to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our wholly-owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient experience for our homebuyers. During the year ended September 30, 2024, DHI Mortgage provided mortgage financing services for 78% of the homes closed by our homebuilding operations, and those loans accounted for virtually all of DHI Mortgage’s total loan volume. Our homebuilding divisions may also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans, the majority of which are eligible for sale to Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). DHI Mortgage sells substantially all of the loans and the related servicing rights to third-party purchasers after origination with limited recourse provisions. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we serve as a title insurance agent in many of our homebuilding markets by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

Human Capital Resources

People and Culture

As of September 30, 2024, we employed 14,766 people, of whom 10,071 work in our homebuilding operations, 3,149 in our financial services operations, 596 at our corporate office, 505 in our rental operations, 393 at our Forestar subsidiary and 52 in our other businesses. Of our homebuilding employees, 3,897 are involved in construction, 2,779 are sales and marketing personnel and 3,395 are office personnel.

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

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic, diverse workforce and maintaining a productive, positive and inclusive workplace. We believe diversity in the workplace produces unique perspectives and fresh ideas and helps us better serve our customers. We have an active recruiting team that partners with college campuses and external organizations to identify strong new hires and experienced professionals. Our paid internship program provides college students and recent graduates an opportunity to work alongside some of the most experienced professionals in the homebuilding industry. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. During fiscal 2024, we held specialized trainings for employees within key business functions of our homebuilding operations, such as purchasing, construction, sales and financial management, as well as our Leadership Development Program, which provides internal training for future leaders across all of our operations. During the fiscal year, 17 employees were placed into a new homebuilding market leadership position, and of those 100% were promoted from within the organization.

The long-term retention of our employees provides us with an experienced, cohesive workforce, which has been vital to achieving our goals. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team is 27 years, our homebuilding region presidents and vice presidents is 20 years and our homebuilding division presidents and city managers is 13 years. Our Board of Directors (Board) is actively involved in our company’s executive leadership succession planning and is equally committed to our culture of promoting rising talent from within.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. A substantial portion of our executive and senior operating leadership’s total compensation is variable, at-risk pay based on our company’s performance. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance; and life insurance and disability coverage. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, financial planning, identity theft protection and legal needs. We are committed to supporting our employees in their health, wellness and financial planning goals. We host events and challenges, both virtually and in person, to encourage our employees to stay active and healthy. Additional information about our compensation and employee benefit plans is included in Note K to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees is our first priority. We take workplace safety seriously at our construction sites and in our offices. We provide third-party training for our field personnel to become certified by the Occupational Safety and Health Administration. We also provide our teams with many safety resources, including safety checklists, policies, procedures and best practices, and we communicate with all of our employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. Additionally, because substantially all of our land development and home construction work is performed by subcontractors, we require that our subcontractors maintain safety programs as well.

Additional information regarding human capital is available in the “ESG” section of our Investor Relations website at investor.drhorton.com.

Environmental, Social & Governance (ESG)

We publish consistent and relevant ESG information on an annual basis. Our most recent ESG report published in January 2024 includes data aligned with the homebuilders industry reporting standards prepared by the Sustainability Accounting Standards Board, now a part of the International Sustainability Standards Board. Our ESG report is not considered part of or incorporated by reference in this Annual Report. The report also covers topics that are of significant importance to our company and our stakeholders, including, but not limited to:
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

Our construction and land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is it expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations, such as the Minimum Energy Standards recently adopted by the U.S. Department of Housing and Urban Development and the U.S. Department of Agriculture (USDA), the climate-related disclosure legislation recently enacted by the State of California and the climate-related disclosure rules adopted by the SEC, which are currently under judicial review, could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

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

The federal government’s fiscal policies and the Federal Reserve’s monetary policies may negatively impact the financial markets and consumer confidence and could hurt the U.S. economy and the housing and rental markets and in turn, could adversely affect the operating results of our businesses. In response to increased inflation, the Federal Reserve has raised interest rates significantly in recent years, which, notwithstanding the recent reduction, has resulted in higher mortgage interest rates. The increase in mortgage interest rates has reduced the affordability of our homes and has required us to use pricing adjustments and incentives to adapt to current market conditions. Prolonged periods of elevated mortgage interest rates or further increases in mortgage interest rates could have an adverse impact on our business and financial results.

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

Our homebuilding operations utilize a $2.19 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Our homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. The maturity date of the facility is October 28, 2027. Our homebuilding revolving credit facility and our homebuilding senior unsecured notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 28, 2026. The Forestar revolving credit facility is guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The rental revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Our mortgage subsidiary, DHI Mortgage, utilizes a $1.6 billion committed mortgage repurchase facility to finance the majority of the loans it originates. Adverse changes in market conditions could make the renewal of this facility more difficult or could result in an increase in the cost of this facility or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate. The maturity date of the committed mortgage repurchase facility is May 9, 2025. DHI Mortgage also utilizes an uncommitted mortgage repurchase facility, which had a capacity of $500 million at September 30, 2024. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock under our $4.0 billion stock repurchase authorization and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton, Inc. has an automatically effective universal shelf registration statement filed with the SEC in July 2024, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2024, registering $750 million of equity securities. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, together with the homebuilding, rental and Forestar revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business and financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2024, approximately 73% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 26% were sold to one other major financial entity. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

Mortgage interest rates have increased significantly in recent years, and market conditions and government actions could cause mortgage rates to rise even further in the future. When interest rates increase, the cost of owning a home increases, which reduces the number of potential homebuyers who can obtain mortgage financing and can result in a decline in the demand for our homes.

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

During the past three years, the economy has experienced significant inflationary pressures. Inflation can adversely affect us by increasing costs of land, materials, labor and our cost of capital. In an effort to lower the rate of inflation, the Federal Reserve raised interest rates significantly, which has resulted in higher mortgage interest rates. The increase in mortgage interest rates has reduced the affordability of our homes and has required us to use pricing adjustments and incentives to adapt to current market conditions, which result in lower gross margins. If inflation and mortgage interest rates remain high or increase, housing affordability may be further impacted, which could reduce our profit margins and have an adverse impact on our business and financial results.

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

During the last few years, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain building materials and tightness in the labor market. This caused our construction cycle to lengthen and costs of building materials to increase. We began to see improvements in our construction cycle time in fiscal 2023 and our cycle times have recently normalized; however, if shortages and cost increases in building materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

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

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a widespread, prolonged, actual or perceived outbreak of any contagious disease, such as COVID-19, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in customer traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our homes. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

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

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2024, we had $3.5 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.

Significant expenses of owning a home, including mortgage loan interest and state and local income and property taxes, have historically been deductible expenses for an individual’s federal income taxes, subject to various limitations. The Tax Cuts and Jobs Act of 2017 established new limits on these federal tax deductions. Further changes in income tax laws by the federal or state government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

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

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced security breaches, cyber incidents, ransomware attacks, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose sensitive information to gain access to its data, have increased significantly in recent years. With the use of artificial intelligence, these phishing attacks may contain highly convincing language making them difficult to distinguish from legitimate messages. The use of remote work environments and virtual platforms may increase our risk of cyber incidents or data security breaches. Further, geopolitical tensions or conflicts may create a heightened risk of cyber incidents or other data security breaches. Our normal business activities involve collecting and storing information specific to our homebuyers, renters, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls, or those of the third parties we work with, could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a security breach by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, security breaches, and the failure to satisfy privacy and data protection laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any loss of sensitive information and failure to comply with these requirements or other applicable laws and regulations in this area could result in substantial penalties, reputational damage or litigation.

We routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems, and we regularly enhance our security measures, which include multiple redundant safeguards, to protect our systems and data. We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and have increased our monitoring capabilities to enhance early detection and rapid response to potential cyber threats. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and increasingly leverage sophisticated technologies such as artificial intelligence, they often are not recognized until launched against a target. As such, we may be unable to anticipate these techniques, to implement adequate preventative measures or to identify and investigate cybersecurity incidents. We may also incur costs to adapt our cybersecurity program to the evolving threat landscape and to investigate and remediate vulnerabilities or other identified risks.

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future, a data security breach, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. Additionally, if a cybersecurity incident is determined to be material, we are subject to additional reporting requirements. We cannot provide assurances that a security breach, cyber incident, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

Governmental regulations and environmental matters could increase the cost and limit the availability of our land development and housing projects and adversely affect our business and financial results.

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

Additionally, actual or perceived ESG and other sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor, cybersecurity and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. In March 2024, the SEC adopted new rules regarding climate-related disclosures. Though these rules are currently being challenged in legal proceedings and their effectiveness has been stayed by the SEC, these rules, if they become effective, would require public companies to make a wide range of climate-related disclosures. Similarly, the State of California has recently enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. Any of the above factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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

We are also subject to an extensive number of laws and regulations because our common stock and debt securities and the common stock and debt securities of our Forestar subsidiary are publicly traded in the capital markets. These regulations govern our communications with our shareholders and the capital markets, our financial statement disclosures and our legal processes, and they also impact the work required to be performed by our independent registered public accounting firm and our legal counsel. Changes in these laws and regulations, including the subsequent implementation of rules by the administering government authorities, may require us to incur additional compliance costs, and such costs may be significant.

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

As of September 30, 2024, our consolidated debt was $5.9 billion, which consisted of $2.9 billion related to our homebuilding segment, $1.5 billion related to our financial services segment, $751 million related to our rental segment and $706 million related to our Forestar segment. The indenture governing our homebuilding senior notes does not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indenture governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The rental revolving credit facility imposes restrictions on the ability of DRH Rental and its restricted subsidiaries to incur secured and unsecured debt, but still permits DRH Rental and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and does not restrict the incurrence of future secured and unsecured debt by DRH Rental’s unrestricted subsidiaries. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries. The mortgage repurchase facilities impose restrictions on the ability of DHI Mortgage and its restricted subsidiaries to incur secured and unsecured debt, but still permit DHI Mortgage and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by DHI Mortgage’s unrestricted subsidiaries.

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

Our ability and that of our subsidiaries to meet our respective debt service obligations will depend, in part, upon our and our subsidiaries’ future financial performance. Future results are subject to the risks and uncertainties described in this report. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by financial and political events and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations, because borrowings under the homebuilding, rental and Forestar revolving credit facilities and mortgage repurchase facilities bear interest at floating rates.

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

In addition, although our financial services business is conducted through subsidiaries that are not restricted by the indentures governing our and Forestar’s senior unsecured notes or the agreements governing the homebuilding, rental and Forestar revolving credit facilities, the ability of our financial services subsidiaries to distribute funds to our homebuilding operations would be restricted in the event such distribution would cause an event of default under the mortgage repurchase facilities or if an event of default had occurred under these facilities. Moreover, our right to receive assets from our financial services subsidiaries upon their liquidation or recapitalization is subject to the prior claims of the creditors of these subsidiaries. Any claims we may have to funds from our financial services subsidiaries would be subordinate to subsidiary indebtedness to the extent of any security for such indebtedness and to any indebtedness otherwise recognized as senior to our claims.

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

We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations and/or divert the attention of our Board and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our ESG efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential homebuyers and business partners and may affect our relationships with current homebuyers, subcontractors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have processes in place for assessing, identifying, and managing risks from cybersecurity threats that may result in material adverse effects to the confidentiality, integrity and availability of our systems, operations and data. These processes are a part of our overall risk assessment process. Risks from cybersecurity threats include, among other things, unauthorized access, data theft, computer viruses, ransomware, malicious software and other disruptions. We have implemented systems and processes utilizing a multilayered, proactive approach to identify, evaluate, mitigate and prevent potential cybersecurity threats. Each of these layers contain multiple levels of protection and leverage industry standard framework including the National Institute of Standards and Technology (NIST) Cybersecurity Framework. At the management level, these systems and processes are overseen primarily by our Chief Information Officer (CIO) and our Cyber Security Risk Officer (CSRO).

We have implemented processes to assess, identify, and manage risks from cybersecurity threats, including the following:
•Muti-factor Authentication: We secure access to our network and systems through multi-factor authentication.
•Layered Email Protection: We have adopted a layered approach to email protection.
•Zero-Trust Security Model: We are working towards a zero-trust security model, utilizing group-based access controls to manage network resources.
•Continuous Monitoring: We continuously monitor our systems for security anomalies, to help enable early detection of issues and facilitating a rapid response.
•Regular Scans: We conduct weekly and monthly scans to identify and prioritize the mitigation of the most critical vulnerabilities.
•Quarterly Penetration Testing: We engage third-party consultants to perform quarterly penetration testing, examining our environment from various perspectives, including end-user and employee use cases, to thoroughly assess system vulnerabilities.
•Collaborative Evaluation and Remediation: In collaboration with our third-party consultants, we evaluate the outcomes of our testing, address and remediate any identified issues, and subsequently re-test the environment to confirm that the mitigations have effectively resolved the vulnerabilities.
•Regular Assessments and Gap Analyses: Our cybersecurity team regularly meets with the third-party consultants to assess overall risk and conduct gap analyses, ensuring the effectiveness of our current cybersecurity measures.
•Comprehensive Risk Assessment: Our comprehensive risk assessment includes evaluating potential security risks associated with the use of external service providers.
•Incident Response Readiness: We maintain a documented incident response readiness process that details the procedures to follow in the event of a security incident.
•Data Backup: We maintain comprehensive backups of all system files to facilitate data recovery during a security incident.

In addition to the above-described technology controls, we have implemented mandatory training and awareness programs designed to educate our employees on cybersecurity risks. These include periodic exercises to help employees identify phishing schemes and other social engineering tactics, and we provide various methods for them to report suspicious activity that may give rise to a cybersecurity incident.

To date, we have not identified any risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, because the sophistication of cybersecurity threats continues to increase with rapidly evolving techniques to overcome security measures, the preventative actions we have taken and will continue to take to reduce the risks may not successfully protect our systems against a future cybersecurity incident. For more information on how cybersecurity risk could materially affect our business, please refer to Item 1A, “Risk Factors.”

Governance

Our Board considers cybersecurity and other information technology risk as part of its risk oversight function. The members of our Board receive reports on our cybersecurity risks and risk management on at least an annual basis from our CIO and CSRO. These reports include reviewing current trends, processes and systems used to mitigate the risk of cybersecurity threats. Our internal audit department also conducts cybersecurity reviews as part of its audit procedures and presents any findings to the Board. We have protocols by which certain cybersecurity incidents would be escalated within the Company and, where appropriate, reported to the Board in a timely manner.

We invest a considerable amount of resources in training, tools and other resources to manage risks from cybersecurity threats. Our cybersecurity program is led by an experienced team that creates cybersecurity policies and procedures and possesses expert knowledge related to controls and safeguards related to cybersecurity. Led by our CIO, our cybersecurity team is responsible for assessing and managing risks from cybersecurity threats. The CIO receives reports on cybersecurity threats from the cybersecurity team on an ongoing basis and in conjunction with the CSRO, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CIO and CSRO work closely with our legal team to oversee compliance with legal, regulatory and contractual security requirements.

Our CIO has more than 35 years of experience working in information technology including roles in the commercial software development, healthcare, industrial and professional services sectors. While in those roles, our CIO has led governance, risk, and compliance technology programs and information security programs. The CIO currently reports to the CFO.

Our CSRO has more than 23 years of experience working in information technology and cybersecurity roles including software development, identity and access management projects, privilege account management and multi-factor authentication implementations. While in those roles, our CSRO has led projects and implementations for a variety of organizations that assess and create solutions for security concerns. The CSRO currently reports to the CIO.

Supporting the CIO and CSRO is a dedicated cybersecurity team that designs and monitors our cybersecurity control framework as well as implements cybersecurity control systems and solutions. Our cybersecurity team collectively holds the following degrees and certifications: Master’s in Cybersecurity, Certified Information Systems Security Professional, Security+, Network+, AQS Certified Cloud Practitioner and Certified Information Systems Auditor.

ITEM 2.    PROPERTIES

Our homebuilding and lot development operations own inventories of land, lots and homes, and our rental operations own rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 1.8 million square feet, and we lease approximately 750,000 square feet of office space under leases expiring through August 2032. These properties are located in our various operating markets to house our homebuilding, rental, Forestar and financial services operating divisions and our regional and corporate offices.

We own ranch land and improvements totaling 94,200 acres, most of which has been owned for over 20 years. We use this land to conduct ranching and agricultural activities and to host company meetings and events.

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

In fiscal 2014, we received Notices of Violation from the United States Environmental Protection Agency (EPA), the Alabama Department of Environmental Management and the State of South Carolina Department of Health and Environmental Control related to stormwater compliance at certain of our sites in the southeastern United States within EPA Region 4. Since 2014, we have enhanced our practices and procedures related to stormwater compliance, and this matter has been resolved with each of these governmental entities through a consent decree issued in April 2024 (Consent Decree) and entered by the court in August 2024. In addition to a stipulated monetary penalty, we agreed to complete a supplemental environmental project intended to provide a tangible environmental benefit. Collectively, the cost of the penalty and the project is not expected to exceed $1 million. The Consent Decree also provides for ongoing reporting obligations and stipulated penalties for any future noncompliance with the Consent Decree in EPA Region 4. We do not believe it is reasonably possible that any future obligations related to this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “DHI.” As of November 14, 2024, the closing price of our common stock on the NYSE was $163.74, and there were approximately 240 holders of record.

In October 2024, our Board of Directors approved a quarterly cash dividend of $0.40 per common share, payable on November 19, 2024 to stockholders of record on November 12, 2024. The declaration of future cash dividends is at the discretion of our Board and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $4.0 billion common stock repurchase authorization, which was approved by our Board effective July 18, 2024 and replaced our prior $1.5 billion common stock repurchase authorization that was effective as of October 31, 2023. The authorization has no expiration date. During fiscal 2024, we purchased 12.5 million shares of our common stock at a total cost, including commissions and excise taxes, of $1.8 billion, of which $1.4 billion was repurchased under previous authorizations. At September 30, 2024, there was $3.6 billion remaining on the repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
July 2024 (1)	1,985,844	$151.73	1,985,844	$3,896.6
August 2024	1,155,312	178.73	1,155,312	3,690.1
September 2024	281,800	189.71	281,800	3,636.7
Total	3,422,956	$163.97	3,422,956	$3,636.7
_________________________
(1)Our $4.0 billion common stock repurchase authorization was in effect for much of the quarter; however, share repurchases in July 2024 included 1,404,544 shares purchased for $197.9 million under the previous authorization.

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in July 2024 included 1,404,544 shares purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

During fiscal years 2024, 2023 and 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2024, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2019 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index

$400
$300
$200
$100
$—
Sep-19
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
D.R. Horton, Inc.
S&P 500 Index
S&P 1500 Homebuilding Index

	September 30,
	2019	2020	2021	2022	2023	2024
D.R. Horton, Inc.	$100.00	$145.26	$162.81	$132.03	$212.75	$380.76
S&P 500 Index	100.00	115.15	149.70	126.54	153.89	209.83
S&P 1500 Homebuilding Index	100.00	133.20	149.58	118.48	193.38	342.07

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section discusses the results of operations for fiscal 2024 compared to 2023. For similar operating and financial data and discussion of our fiscal 2023 results compared to our fiscal 2022 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on November 17, 2023.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A, “Risk Factors.”

Results of Operations — Overview

Fiscal 2024 Operating Results

In fiscal 2024, our number of homes closed and home sales revenues increased 8% and 7%, respectively, compared to the prior year, and our consolidated revenues increased 4% to $36.8 billion compared to $35.5 billion in the prior year. Our pre-tax income was $6.3 billion in both fiscal 2024 and 2023, and our pre-tax operating margin was 17.1% compared to 17.8%. Net income was $4.8 billion in both years, and our diluted earnings per share was $14.34 compared to $13.82.

Consolidated net cash provided by operating activities was $2.2 billion in fiscal 2024 and $4.3 billion in fiscal 2023, and cash provided by our homebuilding operations was $2.2 billion in fiscal 2024 compared to $3.1 billion in fiscal 2023. In fiscal 2024, our return on equity (ROE) was 19.9% compared to 22.7% in fiscal 2023, our homebuilding pre-tax return on inventory (ROI) was 27.8% compared to 29.7%, and our return on assets (ROA) was 13.9% compared to 15.1%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. Homebuilding ROI is calculated as homebuilding pre-tax income for the year divided by average inventory, where average inventory is the sum of ending homebuilding inventory balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the year divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

Despite elevated mortgage interest rates and inflationary pressures during fiscal 2024, demand for new homes remained solid, and our net sales orders increased 10% compared to fiscal 2023. The disruptions in the supply chain for certain building materials and tightness in the labor market we experienced in recent years have largely subsided, and our average construction cycle time has returned to historical norms. The supply of both new and existing homes at affordable price points is still limited, and demographics supporting housing demand remain favorable; however, we are continuing to use incentives and pricing adjustments to adapt to current market conditions. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

We remain focused on our relationships with land developers across the country in order to maximize our returns and capital efficiency. Within our homebuilding land and lot portfolio, our lots controlled through purchase contracts represent 76% of the lots owned and controlled at September 30, 2024 compared to 75% at September 30, 2023. We are prioritizing the purchase of finished lots from Forestar and other land developers when possible. During fiscal 2024, 63% of the homes we closed were on lots developed by either Forestar or a third party.

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

Strategy

Our operating strategy focuses on consistently enhancing long-term value to our shareholders by leveraging our financial and competitive position to maximize the returns on our inventory investments and generate consistent, sustainable profitability and cash flows, while managing risk and maintaining financial flexibility to navigate changing economic conditions. Our strategy includes the following initiatives:
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
•Controlling a significant portion of our land and finished lot position through purchase contracts and prioritizing the purchase of finished lots from Forestar and other land developers when possible.
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

Key Results

Key financial results as of and for our fiscal year ended September 30, 2024, as compared to fiscal 2023, were as follows:

Consolidated Results:
•Consolidated revenues increased 4% to $36.8 billion compared to $35.5 billion.
•Consolidated pre-tax income was $6.3 billion in both years.
•Consolidated pre-tax income was 17.1% of consolidated revenues compared to 17.8%.
•Income tax expense was $1.5 billion in both years, and our effective tax rate was 23.5% compared to 24.1%.
•Net income attributable to D.R. Horton was $4.8 billion compared to $4.7 billion.
•Diluted net income per common share attributable to D.R. Horton increased 4% to $14.34 compared to $13.82.
•Net cash provided by operations was $2.2 billion compared to $4.3 billion.
•Stockholders’ equity was $25.3 billion compared to $22.7 billion.
•Book value per common share increased to $78.12 compared to $67.78.
•Debt to total capital was 18.9% compared to 18.3%, and net debt to total capital was 5.2% compared to 5.1%.

Homebuilding:
•Homebuilding revenues increased 7% to $34.0 billion compared to $31.7 billion.
•Homes closed increased 8% to 89,690 homes, while the average closing price of those homes decreased 1% to $378,000.
•Net sales orders increased 10% to 86,561 homes, and the value of net sales orders increased 11% to $32.7 billion.
•Sales order backlog decreased 20% to 12,180 homes, and the value of sales order backlog decreased 19% to $4.8 billion.
•Home sales gross margin was 23.5% in both years.
•Homebuilding SG&A expense was 7.5% of homebuilding revenues compared to 7.1%.
•Homebuilding pre-tax income was $5.5 billion compared to $5.3 billion.
•Homebuilding pre-tax income was 16.1% of homebuilding revenues compared to 16.6%.
•Homebuilding pre-tax return on inventory was 27.8% compared to 29.7%.
•Net cash provided by homebuilding operations was $2.2 billion compared to $3.1 billion.
•Homebuilding cash and cash equivalents totaled $3.6 billion compared to $2.9 billion.
•Homebuilding inventories totaled $20.0 billion compared to $18.2 billion.
•Homes in inventory totaled 37,400 compared to 42,000.
•Owned lots totaled 152,500 compared to 141,100, and lots controlled through purchase contracts totaled 480,400 compared to 427,300.
•Homebuilding debt was $2.9 billion compared to $2.3 billion.

Rental:
•Rental revenues were $1.7 billion compared to $2.6 billion.
•Rental pre-tax income was $228.7 million compared to $524.2 million.
•Rental inventory totaled $2.9 billion compared to $2.7 billion.
•Single-family rental homes closed totaled 3,970 compared to 6,175.
•Multi-family rental units closed totaled 2,202 compared to 2,112.
Forestar:
•Forestar’s revenues increased 5% to $1.5 billion compared to $1.4 billion. Revenues in fiscal 2024 and 2023 included $1.3 billion and $1.2 billion, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 7% to 15,068 compared to 14,040. Lots sold to D.R. Horton totaled 13,267 compared to 12,249.
•Forestar’s pre-tax income was $270.1 million compared to $221.6 million.
•Forestar’s pre-tax income was 17.9% of revenues compared to 15.4%.
•Forestar’s cash and cash equivalents totaled $481.2 million compared to $616.0 million.
•Forestar’s inventories totaled $2.3 billion compared to $1.8 billion.
•Forestar’s owned and controlled lots totaled 95,100 compared to 79,200. Of these lots, 37,700 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 31,400.
•Forestar’s debt was $706.4 million compared to $695.0 million.
•Forestar’s debt to total capital was 30.7% compared to 33.7%, and Forestar’s net debt to total capital was 12.4% compared to 5.5%.

Financial Services:
•Financial services revenues increased 10% to $882.5 million compared to $801.5 million.
•Financial services pre-tax income increased 10% to $311.2 million compared to $283.3 million.
•Financial services pre-tax income was 35.3% of financial services revenues in both years.

Results of Operations — Homebuilding

Our operating segments are our 88 homebuilding divisions, our rental operations, our majority-owned Forestar residential lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Arkansas, Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and Wisconsin

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2024 and 2023.

	Net Sales Orders (1)
	Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	5,391	4,622	17%	$2,750.8	$2,425.1	13%	$510,300	$524,700	(3)%
Southwest	9,942	8,470	17%	4,855.6	4,023.1	21%	488,400	475,000	3%
South Central	22,549	20,716	9%	7,285.5	6,735.9	8%	323,100	325,200	(1)%
Southeast	22,982	21,683	6%	8,115.2	7,812.0	4%	353,100	360,300	(2)%
East	16,425	15,013	9%	5,830.8	5,361.4	9%	355,000	357,100	(1)%
North	9,272	7,838	18%	3,876.1	3,170.4	22%	418,000	404,500	3%
	86,561	78,342	10%	$32,714.0	$29,527.9	11%	$377,900	$376,900	—%
_____________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2024	2023	2024	2023	2024	2023
Northwest	852	949	$456.2	$514.5	14%	17%
Southwest	1,726	1,961	827.7	975.7	15%	19%
South Central	4,805	5,901	1,608.6	2,029.7	18%	22%
Southeast	5,570	5,840	1,997.0	2,132.8	20%	21%
East	3,850	3,379	1,363.7	1,226.4	19%	18%
North	2,208	1,763	912.5	715.8	19%	18%
	19,011	19,793	$7,165.7	$7,594.9	18%	20%
_____________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders increased 10% during 2024 compared to 2023, and the value of net sales orders increased 11% to $32.7 billion (86,561 homes) in 2024 from $29.5 billion (78,342 homes) in 2023. The average selling price of net sales orders during 2024 was $377,900, up slightly from the prior year.

During fiscal 2024, the markets contributing most to the increase in sales order volume were the Portland and Salt Lake City markets in the Northwest, the Nevada markets in the Southwest, the Dallas market in the South Central, the Tampa market in the Southeast, the North Carolina markets in the East and the suburban Washington, D.C. market in the North.

Despite elevated mortgage interest rates and inflationary pressures during fiscal 2024, demand for new homes remained solid, and our net sales orders increased 10% compared to fiscal 2023. The disruptions in the supply chain for certain building materials and tightness in the labor market we experienced in recent years have largely subsided, and our average construction cycle time has returned to historical norms. The supply of both new and existing homes at affordable price points is still limited, and demographics supporting housing demand remain favorable; however, we are continuing to use incentives and pricing adjustments to adapt to current market conditions. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

Our sales order cancellation rate (cancelled sales orders divided by gross sales orders for the period) was 18% in 2024 compared to 20% in 2023.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	535	547	(2)%	$284.2	$278.1	2%	$531,200	$508,400	4%
Southwest	1,214	1,407	(14)%	623.6	681.3	(8)%	513,700	484,200	6%
South Central	2,709	3,588	(24)%	872.4	1,220.1	(28)%	322,000	340,100	(5)%
Southeast	3,095	4,816	(36)%	1,135.5	1,873.7	(39)%	366,900	389,100	(6)%
East	2,744	3,381	(19)%	1,012.3	1,252.4	(19)%	368,900	370,400	—%
North	1,883	1,458	29%	842.3	617.7	36%	447,300	423,700	6%
	12,180	15,197	(20)%	$4,770.3	$5,923.3	(19)%	$391,700	$389,800	—%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Revenue
	Year Ended September 30,
	Homes Closed			Home Sales Revenue (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	5,403	4,799	13%	$2,744.6	$2,574.1	7%	$508,000	$536,400	(5)%
Southwest	10,135	8,823	15%	4,913.3	4,246.7	16%	484,800	481,300	1%
South Central	23,467	22,923	2%	7,639.6	7,598.1	1%	325,500	331,500	(2)%
Southeast	24,703	23,905	3%	8,853.4	8,756.5	1%	358,400	366,300	(2)%
East	17,062	14,718	16%	6,070.9	5,323.9	14%	355,800	361,700	(2)%
North	8,920	7,749	15%	3,681.8	3,141.7	17%	412,800	405,400	2%
	89,690	82,917	8%	$33,903.6	$31,641.0	7%	$378,000	$381,600	(1)%

Home Sales Revenue

Revenues from home sales increased 7% to $33.9 billion (89,690 homes closed) in 2024 from $31.6 billion (82,917 homes closed) in 2023. The number of homes closed increased 8% compared to the prior year. The average selling price of homes closed during 2024 was $378,000, down 1% from the prior year.

The markets contributing most to the increase in closings volume were the Portland and Salt Lake City markets in the Northwest, the California and Nevada markets in the Southwest, the North Carolina markets in the East and the suburban Washington, D.C. market in the North.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2024	2023
Gross profit — home sales	23.5%	23.5%
Gross profit — land/lot sales and other	31.3%	47.4%
Inventory and land option charges	(0.2)%	(0.2)%
Gross profit — total homebuilding	23.3%	23.4%
Selling, general and administrative expense	7.5%	7.1%
Other (income) expense	(0.3)%	(0.2)%
Homebuilding pre-tax income	16.1%	16.6%

Home Sales Gross Profit

Gross profit from home sales increased to $8.0 billion in 2024 from $7.4 billion in 2023 and was 23.5% of home sales revenues in both years. We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changes in market conditions during fiscal 2023 and 2024, we have used a higher level of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $58.2 million and $102.2 million in fiscal 2024 and 2023, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2024, our homebuilding operations had $12.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $8.3 million of impairments recorded in our homebuilding segment during the three months ended September 30, 2024. During fiscal 2024, impairment charges related to our homebuilding segment totaled $14.0 million compared to $7.7 million in fiscal 2023.

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

During fiscal 2024 and 2023, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $54.9 million and $53.0 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 14% to $2.6 billion in fiscal 2024 from $2.2 billion in fiscal 2023. SG&A expense as a percentage of homebuilding revenues was 7.5% and 7.1% in fiscal 2024 and 2023, respectively.

Employee compensation and related costs were $2.1 billion and $1.9 billion in fiscal 2024 and 2023, respectively, representing 82% and 85% of SG&A costs in those years. These costs increased 10% in fiscal 2024 from the prior year. Our homebuilding operations employed 10,071 and 9,190 people at September 30, 2024 and 2023, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations decreased 27% to $50.5 million in fiscal 2024 from $68.8 million in fiscal 2023, primarily due to an 11% decrease in our average homebuilding debt. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in both years.

Other Income

Other income, net of other expenses, included in our homebuilding operations increased to $107.6 million in fiscal 2024 compared to $78.8 million in fiscal 2023, primarily due to an increase in interest income. Other income also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	2024			2023
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$2,761.7	$420.8	15.2%	$2,582.4	$391.1	15.1%
Southwest	4,914.7	703.5	14.3%	4,282.8	489.3	11.4%
South Central	7,652.1	1,331.4	17.4%	7,612.6	1,388.3	18.2%
Southeast	8,876.8	1,441.4	16.2%	8,760.8	1,711.1	19.5%
East	6,073.1	1,059.6	17.4%	5,325.3	935.7	17.6%
North	3,683.4	498.4	13.5%	3,179.3	350.8	11.0%
	$33,961.8	$5,455.1	16.1%	$31,743.2	$5,266.3	16.6%
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

Northwest Region — Homebuilding revenues increased 7% in fiscal 2024 compared to fiscal 2023, due to increases in the number of homes closed in our Portland and Salt Lake City markets, partially offset by a decrease in the average selling price of homes closed in most of the region’s markets. The region generated pre-tax income of $420.8 million in 2024 compared to $391.1 million in 2023. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 50 basis points in 2024 compared to 2023, primarily due to the average cost of homes closed decreasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points in 2024 compared to 2023, primarily due to an increase in SG&A expenses.

Southwest Region — Homebuilding revenues increased 15% in fiscal 2024 compared to fiscal 2023, primarily due to increases in the number of homes closed, particularly in our California and Nevada markets. The region generated pre-tax income of $703.5 million in 2024 compared to $489.3 million in 2023. Home sales gross profit percentage increased by 270 basis points in 2024 compared to 2023, primarily due to the average selling price of homes closed increasing while the average cost of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points in 2024 compared to 2023, primarily due to the increase in homebuilding revenues.

South Central Region — Homebuilding revenues increased 1% in fiscal 2024 compared to fiscal 2023. The region generated pre-tax income of $1.3 billion in 2024 compared to $1.4 billion in 2023. Home sales gross profit percentage decreased by 20 basis points in 2024 compared to 2023, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 70 basis points in 2024 compared to 2023, primarily due to an increase in SG&A expenses.

Southeast Region — Homebuilding revenues increased 1% in fiscal 2024 compared to fiscal 2023. The region generated pre-tax income of $1.4 billion in 2024 compared to $1.7 billion in 2023. Home sales gross profit percentage decreased by 260 basis points in 2024 compared to 2023, primarily due to the average selling price of homes closed decreasing while the average cost of those homes increased. As a percentage of homebuilding revenues, SG&A expenses increased by 60 basis points in 2024 compared to 2023, primarily due to an increase in SG&A expenses.

East Region — Homebuilding revenues increased 14% in fiscal 2024 compared to fiscal 2023, due to increases in the number of homes closed, particularly in our North Carolina markets. The region generated pre-tax income of $1.1 billion in 2024 compared to $935.7 million in 2023. Home sales gross profit percentage increased by 30 basis points in 2024 compared to 2023, primarily due to the average cost of homes closed decreasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in 2024 compared to 2023, primarily due to an increase in SG&A expenses.

North Region — Homebuilding revenues increased 16% in fiscal 2024 compared to fiscal 2023, due to increases in the number of homes closed, particularly in our suburban Washington, D.C. market. The region generated pre-tax income of $498.4 million in 2024 compared to $350.8 million in 2023. Home sales gross profit percentage increased by 290 basis points in 2024 compared to 2023, primarily due to the average cost of homes closed decreasing while the average selling price of those homes increased. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in 2024 compared to 2023.

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

Our homebuilding segment’s inventories at September 30, 2024 and 2023 are summarized as follows:

	September 30, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$719.6	$1,215.6	$—	$—	$1,935.2
Southwest	1,378.1	1,889.3	6.8	4.7	3,278.9
South Central	1,701.5	2,024.5	0.3	1.7	3,728.0
Southeast	2,146.9	2,124.3	13.1	0.2	4,284.5
East	1,626.4	2,347.3	—	4.5	3,978.2
North	1,287.6	1,262.2	—	1.4	2,551.2
Corporate and unallocated (1)	126.0	148.5	0.3	0.2	275.0
	$8,986.1	$11,011.7	$20.5	$12.7	$20,031.0

	September 30, 2023
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$819.5	$1,087.5	$—	$0.5	$1,907.5
Southwest	1,280.0	1,845.0	6.7	1.3	3,133.0
South Central	2,040.2	1,769.6	0.3	0.4	3,810.5
Southeast	2,390.5	1,549.8	13.2	5.0	3,958.5
East	1,393.5	1,630.4	—	0.8	3,024.7
North	1,083.7	993.7	—	0.6	2,078.0
Corporate and unallocated (1)	126.9	116.3	0.3	0.1	243.6
	$9,134.3	$8,992.3	$20.5	$8.7	$18,155.8
_____________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2024 and 2023 are summarized as follows:

	September 30, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	13,000	18,600	31,600	2,100
Southwest	22,200	29,200	51,400	4,200
South Central	39,000	109,600	148,600	9,000
Southeast	29,500	134,300	163,800	9,700
East	32,500	129,300	161,800	7,500
North	16,300	59,400	75,700	4,900
	152,500	480,400	632,900	37,400
	24%	76%	100%

	September 30, 2023
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	14,100	20,300	34,400	2,800
Southwest	22,600	30,500	53,100	4,700
South Central	36,700	69,500	106,200	10,800
Southeast	24,700	132,900	157,600	12,100
East	27,700	118,400	146,100	7,100
North	15,300	55,700	71,000	4,500
	141,100	427,300	568,400	42,000
	25%	75%	100%
_________________________
(1)Land/lots owned included approximately 64,400 and 50,300 owned lots that are fully developed and ready for home construction at September 30, 2024 and 2023, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2024 and 2023 was $25.2 billion and $21.1 billion, respectively, secured by earnest money deposits of $2.2 billion and $1.8 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2024 and 2023 included $1.9 billion and $1.3 billion, respectively, related to lot purchase contracts with Forestar, secured by $193.3 million and $139.1 million, respectively, of earnest money.
(3)Lots controlled at September 30, 2024 included approximately 37,700 lots owned by Forestar, 20,500 of which our homebuilding divisions had under contract to purchase and 17,200 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,600 lots were in our Southeast region, 7,400 lots were in our East region, 7,000 lots were in our North region, 6,900 lots were in our South Central region, 3,600 lots were in our Southwest region and 2,200 lots were in our Northwest region. Lots controlled at September 30, 2023 included approximately 31,400 lots owned by Forestar, 14,400 of which our homebuilding divisions had under contract to purchase and 17,000 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 25,700 and 27,000 of our homes in inventory were unsold at September 30, 2024 and 2023, respectively. At September 30, 2024, approximately 10,300 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. At September 30, 2023, approximately 7,000 of our unsold homes were completed, of which approximately 620 homes had been completed for more than six months. Homes in inventory exclude approximately 2,400 and 2,100 model homes at September 30, 2024 and 2023, respectively.

Results of Operations — Rental

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the fiscal years ended September 30, 2024 and 2023.

	Rental Homes/Units Closed and Revenue
	Year Ended September 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Single-family	3,970	6,175	(36)%	$1,177.4	$2,014.8	(42)%	$296,600	$326,300	(9)%
Multi-family	2,202	2,112	4%	499.7	590.7	(15)%	226,900	279,700	(19)%
	6,172	8,287	(26)%	$1,677.1	$2,605.5	(36)%	$271,700	$314,400	(14)%

	Year Ended September 30,
	2024	2023
	(In millions)
Revenues
Single-family rental	$1,177.4	$2,014.8
Multi-family rental and other	507.7	590.7
Total revenues	1,685.1	2,605.5
Cost of sales
Single-family rental	926.0	1,504.8
Multi-family rental and other	389.9	382.0
Inventory and land option charges	5.8	6.7
Total cost of sales	1,321.7	1,893.5
Selling, general and administrative expense	236.2	290.2
Other (income) expense	(101.5)	(102.4)
Income before income taxes	$228.7	$524.2

Rental Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2024	2023
Gross profit — rental	21.6%	27.3%
Selling, general and administrative expense	14.0%	11.1%
Other (income) expense	(6.0)%	(3.9)%
Rental pre-tax income	13.6%	20.1%

Revenues from our rental operations decreased to $1.7 billion in fiscal 2024 from $2.6 billion in fiscal 2023, and pre-tax income decreased to $228.7 million from $524.2 million. The decline in rental revenues and pre-tax income was primarily due to a decrease in the number of single-family homes closed and a decrease in the average selling price of multi-family units closed.

At September 30, 2024, our rental property inventory of $2.9 billion included $800.3 million of inventory related to our single-family rental operations and $2.1 billion of inventory related to our multi-family rental operations. At September 30, 2023, our rental property inventory of $2.7 billion included $1.3 billion of inventory related to our single-family rental operations and $1.4 billion of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at September 30, 2024 and 2023 consisted of the following:

	Rental Inventory
	September 30,
	2024	2023
Single-family rental homes (1)	3,140	5,630
Single-family rental lots (2)	1,910	3,380
Multi-family rental units (3)	11,960	9,150
________________________
(1)Single-family rental homes at September 30, 2024 consist of 340 homes under construction and 2,800 completed homes compared to 1,260 homes under construction and 4,370 completed homes at September 30, 2023.
(2)Single-family rental lots at September 30, 2024 consist of 910 undeveloped lots and 1,000 finished lots compared to 2,210 undeveloped lots and 1,170 finished lots at September 30, 2023.
(3)Multi-family rental units at September 30, 2024 consist of 7,900 units under construction and 4,060 units that were substantially complete and in the lease-up phase compared to 7,200 units under construction and 1,950 units that were substantially complete at September 30, 2023.

Results of Operations — Forestar

At September 30, 2024, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 59 markets across 24 states as of September 30, 2024. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2024 and 2023 were as follows:

	Year Ended September 30,
	2024	2023
	(In millions)
Total revenues	$1,509.4	$1,436.9
Cost of land/lot sales and other	1,145.9	1,108.9
Inventory and land option charges	4.1	24.0
Total cost of sales	1,150.0	1,132.9
Selling, general and administrative expense	118.5	97.7
Other (income) expense	(29.2)	(15.3)
Income before income taxes	$270.1	$221.6

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the fiscal years ended September 30, 2024 and 2023.

	Year Ended September 30,
	Lots Sold		Value (In millions)
	2024	2023	2024	2023
Residential single-family lots sold
Lots sold to D.R. Horton	13,267	12,249	$1,274.3	$1,094.7
Total lots sold	15,068	14,040	$1,459.3	$1,275.7
Tract acres sold to D.R. Horton	32	820	$15.2	$114.1

			September 30,
			2024	2023
Residential single-family lots in inventory and under contract
Lots owned			57,800	52,400
Lots controlled through land purchase contracts			37,300	26,800
Total lots owned and controlled			95,100	79,200

Owned lots under contract to sell to D.R. Horton			20,500	14,400
Owned lots under contract to customers other than D.R. Horton			500	600
Total owned lots under contract			21,000	15,000

Owned lots subject to right of first offer with D.R. Horton			17,200	17,000
Owned lots fully developed			6,300	6,400

At September 30, 2024 and 2023, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.3 billion and $1.8 billion, respectively.

Forestar’s inventory and land option charges consisted of $4.1 million of earnest money and pre-acquisition cost write-offs in fiscal 2024 and $19.4 million of impairment charges and $4.6 million of earnest money and pre-acquisition cost write-offs in fiscal 2023.

SG&A expense for fiscal 2024 and 2023 included charges of $5.6 million and $3.8 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2024 and 2023.

	Year Ended September 30,
	2024	2023	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	70,308	62,699	12%
Number of homes closed by D.R. Horton	89,690	82,917	8%
Percentage of D.R. Horton homes financed by DHI Mortgage	78%	76%
Loans sold by DHI Mortgage to third parties	70,877	62,350	14%

	Year Ended September 30,
	2024	2023	% Change
	(In millions)
Loan origination and other fees	$88.3	$71.8	23%
Gains on sale of mortgage loans and mortgage servicing rights	589.9	538.4	10%
Servicing income	3.4	6.1	(44)%
Total mortgage operations revenues	681.6	616.3	11%
Title policy premiums	200.9	185.2	8%
Total revenues	882.5	801.5	10%
General and administrative expense	672.4	594.9	13%
Other (income) expense	(101.1)	(76.7)	32%
Financial services pre-tax income	$311.2	$283.3	10%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2024	2023
General and administrative expense	76.2%	74.2%
Other (income) expense	(11.5)%	(9.6)%
Financial services pre-tax income	35.3%	35.3%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for virtually all of its total loan volume. In fiscal 2024, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 12%, primarily due to the 8% increase in the number of homes closed by our homebuilding operations, as well as an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 78% in fiscal 2024, up from 76% in fiscal 2023. This increase reflects DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold increased 14% in fiscal 2024 compared to the prior year. Virtually all of the mortgage loans held for sale on September 30, 2024 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2024, approximately 73% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 26% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume increased 12% during fiscal 2024, and revenues from our mortgage operations increased 11% to $681.6 million from $616.3 million in fiscal 2023. Revenues from our title operations increased 8% to $200.9 million in fiscal 2024 from $185.2 million in fiscal 2023.

General and administrative (G&A) expense related to our financial services operations increased 13% to $672.4 million in fiscal 2024 from $594.9 million in the prior year. G&A expenses increased in fiscal 2024 due to increased loan origination volume. As a percentage of financial services revenues, G&A expense was 76.2% in fiscal 2024 compared to 74.2% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 3,149 and 2,895 people at September 30, 2024 and 2023, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income increased 32% to $101.1 million in fiscal 2024 from $76.7 million in the prior year, primarily due to an increase in interest income on our loan origination volume.

Results of Operations — Other Businesses

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $73.4 million in fiscal 2024 compared to $32.4 million in fiscal 2023. The pre-tax income in fiscal 2024 includes other income of $27.9 million related to a sale of mineral rights.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $6.3 billion in both fiscal 2024 and 2023. In fiscal 2024, our homebuilding, rental, financial services and Forestar businesses generated pre-tax income of $5.5 billion, $228.7 million, $311.2 million and $270.1 million, respectively, compared to $5.3 billion, $524.2 million, $283.3 million and $221.6 million, respectively, in fiscal 2023.

Income Taxes

Our income tax expense was $1.5 billion in both fiscal 2024 and 2023, and our effective tax rate was 23.5% and 24.1%, respectively, in those years. The effective tax rates for both years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $182.4 million at September 30, 2024 compared to $202.0 million at September 30, 2023. We have a valuation allowance of $14.9 million and $14.8 million at September 30, 2024 and 2023, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At September 30, 2024, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.9 billion. $2.2 billion was payable within 12 months, including $1.5 billion which is outstanding under our mortgage repurchase facilities and $500 million principal amount of 2.5% homebuilding senior notes that were repaid at maturity in October 2024. Future interest payments associated with the outstanding notes total $745.5 million, of which $251.7 million is payable within 12 months.

At September 30, 2024, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 18.9% compared to 18.3% at September 30, 2023. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 5.2% at September 30, 2024 compared to 5.1% at September 30, 2023. Over the long term, we intend to maintain our ratio of debt to total capital around or slightly below 20%.

At September 30, 2024, we had outstanding letters of credit of $242.9 million and surety bonds of $3.5 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2024, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2024, registering $750 million of equity securities. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2024, cash and cash equivalents of our homebuilding segment totaled $3.6 billion.

Bank Credit Facility — We have a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At September 30, 2024, there were no borrowings outstanding and $210.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.98 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At September 30, 2024, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — At September 30, 2024, we had $2.8 billion principal amount of homebuilding senior notes outstanding that were scheduled to mature from October 2024 through October 2034. In August 2024, we issued $700 million principal amount of 5.0% senior notes due October 15, 2034, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.2%. In October 2024, we repaid $500 million principal amount of our 2.5% senior notes at maturity. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At September 30, 2024, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and homebuilding senior unsecured notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. Effective July 18, 2024, our Board authorized the repurchase of up to $4.0 billion of our common stock, replacing the previous authorization that was effective as of October 31, 2023. During fiscal 2024, we repurchased 12.5 million shares at a total cost, including commissions and excise taxes, of $1.8 billion, of which $1.4 billion was repurchased under previous authorizations. At September 30, 2024, the full amount of the debt repurchase authorization was remaining, and $3.6 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $2.9 billion and $2.7 billion at September 30, 2024 and 2023, respectively.

Cash and Cash Equivalents — At September 30, 2024, cash and cash equivalents of our rental segment totaled $157.6 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $1.4 billion and $1.1 billion, respectively, during fiscal 2024. At September 30, 2024, there were $745 million of borrowings outstanding at a 6.9% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $305 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At September 30, 2024, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 30.7% compared to 33.7% at September 30, 2023. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 12.4% compared to 5.5% at September 30, 2023.

Cash and Cash Equivalents — At September 30, 2024, Forestar had cash and cash equivalents of $481.2 million.

Bank Credit Facility — Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2024, there were no borrowings outstanding and $32.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $377.2 million.

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

Unsecured Debt — As of September 30, 2024, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

At September 30, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior unsecured notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at September 30, 2024, and the authorization has no expiration date.

Issuance of Common Stock — During fiscal 2024, Forestar issued 546,174 shares of common stock under its at-the-market equity offering (ATM) program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. In September 2024, Forestar filed a new shelf registration statement, which became effective in October 2024, registering $750 million of equity securities. At the time of filing the new registration statement, $728.1 million of equity securities remained available for issuance under Forestar’s prior shelf registration statement, which has since expired. Forestar’s ATM program expired in October 2024, and Forestar anticipates entering into a new ATM program under its September 2024 shelf registration statement.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2024, cash and cash equivalents of our financial services segment totaled $242.3 million.

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

In August 2024, the committed mortgage repurchase facility was amended to extend its maturity date to May 9, 2025. The facility has a total capacity of $1.6 billion, which can be increased to $2.0 billion subject to the availability of additional commitments. At September 30, 2024, DHI Mortgage had an obligation of $1.2 billion under the committed mortgage repurchase facility at a 6.5% annual interest rate.

At September 30, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $304.5 million at a 6.1% annual interest rate.

At September 30, 2024, $2.09 billion of mortgage loans held for sale with a collateral value of $2.05 billion were pledged under the committed mortgage repurchase facility, and $322.3 million of mortgage loans held for sale with a collateral value of $310.8 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

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

Operating Cash Flow Activities

In fiscal 2024, net cash provided by operating activities was $2.2 billion compared to $4.3 billion in fiscal 2023. Cash provided by operating activities in the current year primarily consisted of cash provided by our homebuilding segment. The most significant source of cash provided by operating activities in both years was net income.

Cash provided by a decrease in construction in progress and finished home inventory was $141.3 million in fiscal 2024 compared to $861.8 million in fiscal 2023, due to a decrease in our homes in inventory. Cash used to increase residential land and lots was $2.6 billion and $1.2 billion in fiscal 2024 and 2023, respectively.

Investing Cash Flow Activities

In fiscal 2024, net cash used in investing activities was $190.6 million compared to $310.2 million in fiscal 2023. In fiscal 2024, uses of cash included purchases of property and equipment totaling $165.3 million. In fiscal 2023, uses of cash included the acquisitions of the homebuilding operations of Riggins Custom Homes for $107 million and Truland Homes for $110 million and purchases of property and equipment totaling $148.6 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2024, net cash used in financing activities was $1.4 billion, consisting primarily of cash used to repurchase shares of our common stock of $1.8 billion, payment of cash dividends totaling $395.2 million and net payments on our mortgage repurchase facilities of $135.8 million. These uses of cash were partially offset by note proceeds from our issuance of $700 million principal amount of 5.0% homebuilding senior notes and net borrowings on our rental revolving credit facility of $345 million.

In fiscal 2023, net cash used in financing activities was $2.7 billion, consisting primarily of cash used to repurchase shares of our common stock of $1.2 billion, repayment of $300 million principal amount of our 4.75% homebuilding senior notes and $400 million principal amount of our 5.75% homebuilding senior notes, net payments on our rental revolving credit facility of $400 million and payment of cash dividends totaling $341.2 million. These uses of cash were partially offset by net advances on our mortgage repurchase facilities of $51.3 million.

Our Board of Directors approved and we paid quarterly cash dividends of $0.30 per common share in fiscal 2024 and $0.25 per common share in fiscal 2023. In October 2024, our Board approved a quarterly cash dividend of $0.40 per common share, payable on November 19, 2024 to stockholders of record on November 12, 2024. The declaration of future cash dividends is at the discretion of our Board and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

Supplemental Guarantor Financial Information

As of September 30, 2024, D.R. Horton, Inc. had $2.8 billion principal amount of homebuilding senior unsecured notes outstanding due through October 2034 and no amounts outstanding on its homebuilding revolving credit facility.

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

The enforceability of the obligations of the Guarantor Subsidiaries under their guarantees may be subject to review under applicable federal or state laws relating to fraudulent conveyance or transfer, voidable preference and similar laws affecting the rights of creditors generally. In certain circumstances, a court could void the guarantees, subordinate amounts owing under the guarantees or order other relief detrimental to the holders of our guaranteed obligations. The indenture governing our homebuilding senior notes contains a “savings clause,” which limits the liability of each Guarantor on its guarantee to the maximum amount that such Guarantor can incur without risk that its guarantee will be subject to avoidance as a fraudulent transfer. This provision may not be effective to protect such guarantees from fraudulent transfer challenges or, if it does, it may reduce such Guarantor’s obligation such that the remaining amount due and collectible under the guarantees would not suffice, if necessary, to pay the notes in full when due.

The following tables present summarized financial information for D.R. Horton, Inc. and the Guarantor Subsidiaries on a combined basis after intercompany transactions and balances have been eliminated among D.R. Horton, Inc. and the Guarantor Subsidiaries, as well as their investment in, and equity in earnings from the Non-Guarantor Subsidiaries.

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2024
(In millions)
Assets
Cash	$3,542.4
Inventories	20,152.9
Amount due from Non-Guarantor Subsidiaries	1,393.2
Total assets	28,865.7
Liabilities & Stockholders’ Equity
Notes payable	$2,926.8
Total liabilities	6,455.0
Stockholders’ equity	22,410.7

Summarized Statement of Operations Data	Year Ended September 30, 2024
(In millions)
Revenues	$33,756.1
Cost of sales	25,896.3
Selling, general and administrative expense	2,497.2
Income before income taxes	5,423.0
Net income	4,148.9

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
•the effects of governmental regulations and environmental matters on our land development and housing operations;
•the effects of governmental regulations on our financial services operations;
•the effects of competitive conditions within the industries in which we operate;
•our ability to manage and service our debt and comply with related debt covenants, restrictions and limitations;
•the effects of negative publicity;
•the effects of the loss of key personnel; and
•the effects of actions by activist stockholders.

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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2024 and 2023, and for the years ended September 30, 2024, 2023 and 2022. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. generally accepted accounting principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 97% of these reserves related to construction defect matters at both September 30, 2024 and 2023.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2024 and 2023, we had reserves for approximately 825 and 600 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2024, we were notified of approximately 600 new construction defect claims and resolved 375 construction defect claims for a total cost of $55.0 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $172.3 million in our reserves and a $43.3 million increase in our insurance receivable, resulting in additional expense of $129.0 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $154.6 million in our reserves and a $41.5 million decrease in our insurance receivable, resulting in a reduction in expense of $113.1 million. For additional information regarding our legal claims reserves, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

Pending Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for our annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will impact our disclosures but will not impact our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for us beginning October 1, 2025, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for our annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. We are currently evaluating the impact this standard will have on our disclosures.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2024 and 2023 was not significant, is recognized in current earnings. At September 30, 2024, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $3.8 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.0 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.9 billion at September 30, 2024.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At September 30, 2024 and 2023, we had MBS totaling $637.9 million and $1.1 billion, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $2.4 million and $15.7 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2024. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2024.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2024
	2025	2026	2027	2028	2029	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$633.6	$910.3	$600.4	$800.0	$17.5	$700.0	$3,661.8	$3,575.5
Average interest rate	3.1%	3.4%	1.5%	3.0%	6.0%	5.3%	3.3%
Variable rate	$1,533.8	$—	$—	$745.0	$—	$—	$2,278.8	$2,278.8
Average interest rate	6.4%	—%	—%	6.9%	—%	—%	6.6%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2024, the Company’s reserve for legal claims related to construction defect matters was $926 million. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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
November 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R. Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Fort Worth, Texas
November 19, 2024

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2024	2023
	(In millions)
ASSETS
Cash and cash equivalents	$4,516.4	$3,873.6
Restricted cash	27.6	26.5
Total cash, cash equivalents and restricted cash	4,544.0	3,900.1
Inventories:
Construction in progress and finished homes	8,875.8	9,001.4
Residential land and lots — developed and under development	12,948.1	10,621.9
Land held for development	160.6	50.0
Land held for sale	12.7	8.7
Rental properties	2,906.0	2,691.3
Total inventory	24,903.2	22,373.3
Mortgage loans held for sale	2,477.5	2,519.9
Deferred income taxes, net of valuation allowance of $14.9 million and $14.8 million at September 30, 2024 and 2023, respectively	167.5	187.2
Property and equipment, net	531.0	445.4
Other assets	3,317.6	2,993.0
Goodwill	163.5	163.5
Total assets	$36,104.3	$32,582.4
LIABILITIES
Accounts payable	$1,345.5	$1,246.2
Accrued expenses and other liabilities	3,016.7	3,103.8
Notes payable	5,917.7	5,094.5
Total liabilities	10,279.9	9,444.5
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 402,848,342 shares issued and 324,027,360 shares outstanding at September 30, 2024 and 401,202,253 shares issued and 334,848,565 shares outstanding at September 30, 2023	4.0	4.0
Additional paid-in capital	3,490.7	3,432.2
Retained earnings	27,951.0	23,589.8
Treasury stock, 78,820,982 shares and 66,353,688 shares at September 30, 2024 and 2023, respectively, at cost	(6,132.9)	(4,329.8)
Stockholders’ equity	25,312.8	22,696.2
Noncontrolling interests	511.6	441.7
Total equity	25,824.4	23,137.9
Total liabilities and equity	$36,104.3	$32,582.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2024	2023	2022
	(In millions, except per share data)
Revenues	$36,801.4	$35,460.4	$33,480.0
Cost of sales	27,266.0	26,110.0	22,975.9
Selling, general and administrative expense	3,599.5	3,248.8	2,933.7
Other (income) expense	(348.8)	(213.1)	(59.3)
Income before income taxes	6,284.7	6,314.7	7,629.7
Income tax expense	1,478.7	1,519.5	1,734.1
Net income	4,806.0	4,795.2	5,895.6
Net income attributable to noncontrolling interests	49.6	49.5	38.1
Net income attributable to D.R. Horton, Inc.	$4,756.4	$4,745.7	$5,857.5

Basic net income per common share attributable to D.R. Horton, Inc.	$14.44	$13.93	$16.65
Weighted average number of common shares	329.5	340.7	351.7

Diluted net income per common share attributable to D.R. Horton, Inc.	$14.34	$13.82	$16.51
Adjusted weighted average number of common shares	331.6	343.3	354.8

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2021 (356,015,843 shares)	$4.0	$3,274.8	$13,644.3	$(2,036.6)	$329.7	$15,216.2
Net income	—	—	5,857.5	—	38.1	5,895.6
Exercise of stock options (292,290 shares)	—	7.0	—	—	—	7.0
Stock issued under employee benefit plans (1,690,547 shares)	—	26.2	—	—	—	26.2
Cash paid for shares withheld for taxes	—	(62.0)	—	—	—	(62.0)
Stock-based compensation expense	—	105.1	—	—	—	105.1
Cash dividends declared ($0.90 per share)	—	—	(316.5)	—	—	(316.5)
Repurchases of common stock (14,045,657 shares)	—	—	—	(1,105.9)	—	(1,105.9)
Change of ownership interest in Forestar	—	(1.6)	—	—	3.5	1.9
Noncontrolling interest acquired	—	—	—	—	18.0	18.0
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	4,745.7	—	49.5	4,795.2
Exercise of stock options (603,823 shares)	—	14.4	—	—	—	14.4
Stock issued under employee benefit plans (1,425,493 shares)	—	16.0	—	—	—	16.0
Cash paid for shares withheld for taxes	—	(56.1)	—	—	—	(56.1)
Stock-based compensation expense	—	111.2	—	—	—	111.2
Cash dividends declared ($1.00 per share)	—	—	(341.2)	—	—	(341.2)
Repurchases of common stock (11,133,774 shares)	—	—	—	(1,187.3)	—	(1,187.3)
Change of ownership interest in Forestar	—	(2.8)	—	—	2.9	0.1
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9
Net income	—	—	4,756.4	—	49.6	4,806.0
Exercise of stock options (219,663 shares)	—	5.2	—	—	—	5.2
Stock issued under employee benefit plans (1,426,426 shares)	—	20.4	—	—	—	20.4
Cash paid for shares withheld for taxes	—	(83.9)	—	—	—	(83.9)
Stock-based compensation expense	—	118.1	—	—	—	118.1
Cash dividends declared ($1.20 per share)	—	—	(395.2)	—	—	(395.2)
Repurchases of common stock (12,467,294 shares)	—	—	—	(1,803.1)	—	(1,803.1)
Change of ownership interest in Forestar	—	(1.3)	—	—	20.3	19.0
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2024	2023	2022
	(In millions)
OPERATING ACTIVITIES
Net income	$4,806.0	$4,795.2	$5,895.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.1	91.6	81.4
Stock-based compensation expense	118.1	111.2	105.1
Deferred income taxes	19.0	(45.9)	29.1
Inventory and land option charges	78.8	80.3	70.4
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	141.3	861.8	(2,059.0)
Increase in residential land and lots — developed, under development, held for development and held for sale	(2,576.5)	(1,226.4)	(1,402.8)
Increase in rental properties	(214.6)	(151.8)	(1,723.2)
(Increase) decrease in other assets	(331.4)	23.8	(1,111.5)
Decrease (increase) in mortgage loans held for sale	42.4	(133.9)	(358.8)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	19.6	(101.8)	1,035.5
Net cash provided by operating activities	2,189.8	4,304.1	561.8
INVESTING ACTIVITIES
Expenditures for property and equipment	(165.3)	(148.6)	(148.2)
Proceeds from sale of assets	19.4	52.0	—
Payments related to business acquisitions, net of cash acquired	(40.4)	(212.9)	(271.5)
Other investing activities	(4.3)	(0.7)	4.8
Net cash used in investing activities	(190.6)	(310.2)	(414.9)
FINANCING ACTIVITIES
Proceeds from notes payable	2,086.3	711.0	4,250.0
Repayment of notes payable	(1,055.8)	(1,823.9)	(3,801.2)
(Repayment) borrowings on mortgage repurchase facilities, net	(135.8)	51.3	123.7
Proceeds from stock associated with certain employee benefit plans	20.6	25.5	33.2
Cash paid for shares withheld for taxes	(83.9)	(56.1)	(62.0)
Cash dividends paid	(395.2)	(341.2)	(316.5)
Repurchases of common stock	(1,787.5)	(1,178.5)	(1,131.5)
Net proceeds from issuance of Forestar common stock	19.7	—	1.7
Net other financing activities	(23.7)	(54.8)	91.4
Net cash used in financing activities	(1,355.3)	(2,666.7)	(811.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	643.9	1,327.2	(664.3)
Cash, cash equivalents and restricted cash at beginning of year	3,900.1	2,572.9	3,237.2
Cash, cash equivalents and restricted cash at end of year	$4,544.0	$3,900.1	$2,572.9

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2024	2023	2022
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,669.7	$1,442.0	$1,701.1
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$43.4	$54.5	$64.3
Reduction of notes payable upon deconsolidation of variable interest entity	$(127.8)	$—	$—
Stock issued under employee incentive plans	$174.3	$111.4	$130.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of September 30, 2024, the Company owns a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. Revenues associated with the Company’s mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. The Company typically elects the fair value option for its mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of servicing rights are included in the measurement of all written loan commitments that are

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounted for at fair value through revenues at the time of commitment. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers, typically within 60 days of origination. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $304.9 million and $301.8 million at September 30, 2024 and 2023, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $78.4 million and $70.2 million at September 30, 2024 and 2023, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2024, 2023 and 2022, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

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

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. There was one variable interest entity consolidated for $118.8 million in the Company’s balance sheet at September 30, 2023. During fiscal 2024, the Company determined that it no longer controlled the activities that most significantly impacted the variable interest entity’s economic performance, and the variable interest entity is no longer consolidated.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2024 and 2023, the deposits related to these contracts totaled $1.9 billion and $1.6 billion, respectively, and are included in other assets in the consolidated balance sheets.

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

Business Acquisitions

The Company accounts for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies and the Company’s estimates of significant assumptions that a market participant would use when determining fair value. While the Company believes the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. There were no material business acquisitions made in fiscal 2024.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company records a goodwill impairment by the amount that an operating segment’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As a result of the qualitative assessments performed in fiscal 2024, 2023 and 2022, no impairment charges were indicated or recorded.

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2024	2023
	(In millions)
Northwest	$2.2	$2.2
Southwest	—	—
South Central	15.9	15.9
Southeast	6.0	6.0
East	60.5	60.5
North	49.7	49.7
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $72.3 million, $64.7 million and $41.7 million in fiscal 2024, 2023 and 2022, respectively, and is included in SG&A expense in the consolidated statements of operations.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company had no unrecognized tax benefits at September 30, 2024 and $1.4 million of unrecognized tax benefits at September 30, 2023.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share is based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors (Compensation Committee) authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2024, all outstanding stock-based compensation awards were in the form of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee. Restricted stock units outstanding at September 30, 2024 have a remaining vesting period up to 4.9 years. Compensation expense for restricted stock unit awards is based on the fair value of the award (the Company’s stock price on the date of grant), and is recognized on a straight-line basis over the remaining vesting period. See Note K.

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

Pending Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The standard is effective for the Company’s annual periods beginning in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026 on a retrospective basis to all periods presented. This standard will impact the Company’s disclosures but will not impact its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for the Company beginning October 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for the Company’s annual periods beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 88 homebuilding divisions, its rental operations, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment.

Homebuilding

The homebuilding operating segments are aggregated into six reporting segments. The reporting segments and the states in which the Company has homebuilding operations are as follows:

Northwest:	Colorado, Oregon, Utah and Washington
Southwest:	Arizona, California, Hawaii, Nevada and New Mexico
South Central:	Arkansas, Oklahoma and Texas
Southeast:	Alabama, Florida, Louisiana and Mississippi
East:	Georgia, North Carolina, South Carolina and Tennessee
North:	Delaware, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Minnesota, Missouri, Nebraska, New Jersey, Ohio, Pennsylvania, Virginia, West Virginia and Wisconsin

Homebuilding is the Company’s core business, generating 92%, 90% and 95% of consolidated revenues in fiscal 2024, 2023 and 2022, respectively. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 125 markets across 36 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

Rental

The Company’s rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties that are primarily apartment communities.

Forestar

The Forestar segment is a residential lot development company with operations in 59 markets across 24 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

Financial Services

The Company’s financial services segment provides mortgage financing and title agency services to homebuyers in many of the Company’s homebuilding markets. The segment generates the substantial majority of its revenues from originating and selling mortgages and collecting fees for title insurance agency and closing services. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers, typically within 60 days of origination.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The accounting policies of the reporting segments are described throughout Note A. Financial information relating to the Company’s reporting segments is as follows:

	September 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$3,623.0	$157.6	$481.2	$242.3	$12.3	$4,516.4
Restricted cash	4.8	2.2	—	20.6	—	27.6
Inventories:
Construction in progress and finished homes	8,986.1	—	—	—	(110.3)	8,875.8
Residential land and lots — developed and under development	11,011.7	—	2,126.1	—	(189.7)	12,948.1
Land held for development	20.5	—	140.1	—	—	160.6
Land held for sale	12.7	—	—	—	—	12.7
Rental properties	—	2,902.4	—	—	3.6	2,906.0
	20,031.0	2,902.4	2,266.2	—	(296.4)	24,903.2
Mortgage loans held for sale	—	—	—	2,477.5	—	2,477.5
Deferred income taxes, net	211.6	(14.7)	—	—	(29.4)	167.5
Property and equipment, net	500.2	1.1	7.1	4.0	18.6	531.0
Other assets	2,976.5	74.5	85.6	212.3	(31.3)	3,317.6
Goodwill	134.3	—	—	—	29.2	163.5
	$27,481.4	$3,123.1	$2,840.1	$2,956.7	$(297.0)	$36,104.3
Liabilities
Accounts payable	$1,046.1	$474.2	$85.9	$0.8	$(261.5)	$1,345.5
Accrued expenses and other liabilities	2,552.0	67.8	452.8	234.6	(290.5)	3,016.7
Notes payable	2,926.8	750.7	706.4	1,533.8	—	5,917.7
	$6,524.9	$1,292.7	$1,245.1	$1,769.2	$(552.0)	$10,279.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$33,903.6	$—	$—	$—	$—	$33,903.6
Land/lot sales and other	58.2	—	1,509.4	—	(1,237.4)	330.2
Rental property sales	—	1,685.1	—	—	—	1,685.1
Financial services	—	—	—	882.5	—	882.5
	33,961.8	1,685.1	1,509.4	882.5	(1,237.4)	36,801.4
Cost of sales
Home sales (2)	25,952.1	—	—	—	(262.9)	25,689.2
Land/lot sales and other	40.0	—	1,145.9	—	(989.8)	196.1
Rental property sales	—	1,315.9	—	—	(14.0)	1,301.9
Inventory and land option charges	68.9	5.8	4.1	—	—	78.8
	26,061.0	1,321.7	1,150.0	—	(1,266.7)	27,266.0
Selling, general and administrative expense	2,553.3	236.2	118.5	672.4	19.1	3,599.5
Other (income) expense	(107.6)	(101.5)	(29.2)	(101.1)	(9.4)	(348.8)
Income before income taxes	$5,455.1	$228.7	$270.1	$311.2	$19.6	$6,284.7
Summary Cash Flow Information
Depreciation and amortization	$79.4	$2.4	$3.0	$1.8	$0.5	$87.1
Cash provided by (used in) operating activities	$2,239.0	$(231.0)	$(158.6)	$281.6	$58.8	$2,189.8
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Inventories by Reporting Segment (1)	September 30,
	2024	2023
	(In millions)
Northwest	$1,935.2	$1,907.5
Southwest	3,278.9	3,133.0
South Central	3,728.0	3,810.5
Southeast	4,284.5	3,958.5
East	3,978.2	3,024.7
North	2,551.2	2,078.0
Corporate and unallocated (2)	275.0	243.6
	$20,031.0	$18,155.8
______________________________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Year Ended September 30,
	2024	2023	2022
	(In millions)
Revenues
Northwest	$2,761.7	$2,582.4	$2,658.4
Southwest	4,914.7	4,282.8	4,840.7
South Central	7,652.1	7,612.6	8,192.3
Southeast	8,876.8	8,760.8	7,951.2
East	6,073.1	5,325.3	5,318.1
North	3,683.4	3,179.3	2,962.4
	$33,961.8	$31,743.2	$31,923.1
Inventory and Land Option Charges
Northwest	$4.4	$6.6	$7.0
Southwest	12.7	11.3	6.3
South Central	11.4	7.6	9.9
Southeast	18.4	14.6	13.5
East	11.9	8.4	12.1
North	10.1	12.2	8.4
	$68.9	$60.7	$57.2
Income before Income Taxes (1)
Northwest	$420.8	$391.1	$560.8
Southwest	703.5	489.3	968.3
South Central	1,331.4	1,388.3	1,910.7
Southeast	1,441.4	1,711.1	1,918.5
East	1,059.6	935.7	1,126.3
North	498.4	350.8	456.3
	$5,455.1	$5,266.3	$6,940.9
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2024, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $76.4 million were impaired. As a result, impairment charges of $8.3 million were recorded during the three months ended September 30, 2024 to reduce the carrying value of the related inventory to fair value. During fiscal 2024, impairment charges totaled $14.0 million compared to $19.0 million and $3.8 million in fiscal 2023 and 2022, respectively.

During fiscal 2024, 2023 and 2022, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $64.8 million, $61.3 million and $66.6 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2024	2023
	(In millions)
Homebuilding
Revolving credit facility	$—	$—
2.5% senior notes due 2024 (1)	500.0	499.0
2.6% senior notes due 2025 (1)	499.0	498.0
1.3% senior notes due 2026 (1)	597.7	596.6
1.4% senior notes due 2027 (1)	497.4	496.5
5.0% senior notes due 2034 (1)	686.5	—
Other notes	146.2	239.8
	2,926.8	2,329.9
Rental
Revolving credit facility	745.0	400.0
Other notes	5.7	—
	750.7	400.0
Forestar
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	398.4	397.4
5.0% senior notes due 2028 (2)	298.1	297.6
Other notes	9.9	—
	706.4	695.0
Financial Services
Mortgage repurchase facilities:
Committed facility	1,229.3	1,373.3
Uncommitted facility	304.5	296.3
	1,533.8	1,669.6
Total notes payable	$5,917.7	$5,094.5
_____________

(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $11.7 million and $8.4 million at September 30, 2024 and 2023, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $3.5 million and $5.0 million at September 30, 2024 and 2023, respectively.

As of September 30, 2024, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $2.2 billion in fiscal 2025, $910.3 million in fiscal 2026, $600.4 million in fiscal 2027, $1.5 billion in fiscal 2028, $17.5 million in fiscal 2029 and $700 million thereafter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Homebuilding

The Company has a $2.19 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2027. At September 30, 2024, there were no borrowings outstanding and $210.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $1.98 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At September 30, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

D.R. Horton has an automatically effective universal shelf registration statement filed with the SEC in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

In August 2024, the Company issued $700 million principal amount of 5.0% senior notes due October 15, 2034, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.2%.

The key terms of the Company’s homebuilding senior unsecured notes outstanding as of September 30, 2024 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
2.5% senior notes	$500	October 2019	October 15, 2024	Yes	2.7%
2.6% senior notes	$500	May 2020	October 15, 2025	Yes	2.8%
1.3% senior notes	$600	August 2021	October 15, 2026	Yes	1.5%
1.4% senior notes	$500	October 2020	October 15, 2027	Yes	1.6%
5.0% senior notes	$700	August 2024	October 15, 2034	Yes	5.2%
___________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. In October 2024, the Company repaid $500 million principal amount of its 2.5% senior notes at maturity. The 2.6% senior notes and the 1.3% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes. The 1.4% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is two months prior to the final maturity of the notes. The 5.0% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is three months prior to the final maturity of the notes.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs and the discount, if applicable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facility are guaranteed by entities that hold approximately 76% of the Company’s assets at September 30, 2024. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

The Company’s homebuilding revolving credit facility and homebuilding senior unsecured notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2024.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $1.4 billion and $1.1 billion, respectively, during fiscal 2024. At September 30, 2024, there were $745 million of borrowings outstanding at a 6.9% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $305 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

Forestar has a $410 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $600 million, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. The maturity date of the facility is October 28, 2026. At September 30, 2024, there were no borrowings outstanding and $32.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $377.2 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2024, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature May 15, 2026 and $300 million principal amount of 5.0% senior notes that mature March 1, 2028. The annual effective interest rate of the notes after giving effect to the amortization of financing costs is 4.1% and 5.2%, respectively. Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.

The Forestar revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior unsecured notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2024.

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

In August 2024, the committed mortgage repurchase facility was amended to extend its maturity date to May 9, 2025. The facility has a total capacity of $1.6 billion, which can be increased to $2.0 billion subject to the availability of additional commitments. At September 30, 2024, DHI Mortgage had an obligation of $1.2 billion under the committed mortgage repurchase facility at a 6.5% annual interest rate.

At September 30, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $304.5 million at a 6.1% annual interest rate.

As of September 30, 2024, $2.09 billion of mortgage loans held for sale with a collateral value of $2.05 billion were pledged under the committed mortgage repurchase facility, and $322.3 million of mortgage loans held for sale with a collateral value of $310.8 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2024, 2023 and 2022.

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Capitalized interest, beginning of year	$286.4	$237.4	$217.7
Interest incurred (1)	203.7	203.5	162.5
Interest charged to cost of sales	(135.0)	(154.5)	(142.8)
Capitalized interest, end of year	$355.1	$286.4	$237.4
_________________________
(1)Interest incurred in fiscal 2024, 2023 and 2022 includes interest on the Company's mortgage repurchase facilities of $58.6 million, $45.9 million and $18.9 million, respectively, and Forestar interest of $32.7 million, $32.8 million and $32.9 million, respectively. Interest incurred in fiscal 2024 and 2023 also includes interest on the rental revolving credit facility of $61.9 million and $56.0 million, respectively.

NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2024 and 2023 are summarized below.

	September 30,
	2024	2023
	(In millions)
Homebuilding
Buildings and improvements	$483.2	$414.6
Model home furniture	171.2	147.0
Office furniture and equipment	111.1	113.5
Land	57.7	39.1
Accumulated depreciation	(323.0)	(299.2)
Total homebuilding	500.2	415.0
Rental, net	1.1	2.4
Forestar, net	7.1	5.9
Financial services, net	4.0	4.1
Other businesses and eliminations, net	18.6	18.0
Property and equipment, net	$531.0	$445.4

Depreciation expense was $78.5 million, $82.9 million and $72.0 million in fiscal 2024, 2023 and 2022, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At September 30, 2024, mortgage loans held for sale of $2.5 billion had an aggregate outstanding principal balance of $2.5 billion. At September 30, 2023, mortgage loans held for sale of $2.5 billion had an aggregate outstanding principal balance of $2.6 billion. During the years ended September 30, 2024, 2023 and 2022, mortgage loans originated totaled $24.0 billion, $21.2 billion and $19.5 billion, respectively, and mortgage loans sold totaled $24.0 billion, $21.0 billion and $18.9 billion, respectively. The Company had gains on sales of loans and servicing rights of $589.9 million, $538.4 million and $561.7 million during the years ended September 30, 2024, 2023 and 2022, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2024, approximately 73% of the Company’s mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 26% were sold to one other major financial entity.

To manage the interest rate risk inherent in its mortgage operations, the Company hedges its risk using derivative instruments, generally forward sales of mortgage-backed securities (MBS), which are referred to as “hedging instruments” in the following discussion. The Company does not enter into or hold derivatives for trading or speculative purposes.

Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to the hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2024, 2023 and 2022 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2024 and 2023, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $1.9 billion and $1.7 billion, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2024 and 2023, the Company had MBS totaling $637.9 million and $1.1 billion, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned and recorded an asset of $2.4 million and $15.7 million, respectively, for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2024 and 2023, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $2.0 billion and $2.7 billion, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2024 and 2023, the notional amount of best-efforts whole loan delivery commitments totaled $11.5 million and $18.9 million, respectively, and the notional amount of hedging instruments related to the remaining IRLCs totaled $1.9 billion and $2.6 billion, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consists of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2024 and 2023, the Company’s total other mortgage loans and real estate owned, before loss reserves, totaled $18.9 million and $14.9 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on historical experience, analysis of the volume of mortgages originated, discussions with mortgage purchasers and current housing and credit market conditions, as well as known and projected mortgage loan repurchase requests. The reserve balances at September 30, 2024 and 2023 totaled $12.3 million and $9.9 million, respectively.

Other mortgage loans and real estate owned net of the related loss reserves are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Current tax expense:
Federal	$1,200.9	$1,293.0	$1,448.9
State	258.8	272.4	256.1
	1,459.7	1,565.4	1,705.0
Deferred tax expense (benefit):
Federal	15.5	(39.0)	21.2
State	3.5	(6.9)	7.9
	19.0	(45.9)	29.1
Total income tax expense	$1,478.7	$1,519.5	$1,734.1

The Company’s effective tax rate was 23.5%, 24.1% and 22.7% in fiscal 2024, 2023 and 2022, respectively. The effective tax rates for all years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Income taxes at federal statutory rate	$1,319.8	$1,326.1	$1,602.2
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	205.8	208.1	210.0
Valuation allowance	0.1	(3.1)	(2.1)
Tax credits	(70.4)	(44.4)	(100.8)
Excess tax benefit from stock-based compensation	(42.7)	(25.6)	(20.1)
Tax contingencies	(1.4)	(1.5)	—
Other	67.5	59.9	44.9
Total income tax expense	$1,478.7	$1,519.5	$1,734.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2024	2023
	(In millions)
Deferred tax assets:
Inventory costs	$87.3	$67.8
Inventory impairments	8.7	5.8
Warranty and construction defect costs	316.2	281.2
Net operating loss carryforwards	38.9	42.2
Tax credit carryforwards	6.9	6.8
Incentive compensation plans	93.7	88.0
Other	14.0	7.0
Total deferred tax assets	565.7	498.8
Valuation allowance	(14.9)	(14.8)
Total deferred tax assets, net of valuation allowance	550.8	484.0
Deferred tax liabilities:
Deferral of profit on home closings	226.4	163.6
Depreciation of fixed assets	44.8	46.3
Deferral of income	29.3	23.4
Undistributed earnings of subsidiary	77.4	51.7
Other	5.4	11.8
Total deferred tax liabilities	383.3	296.8
Deferred income taxes, net	$167.5	$187.2

The Company has $27.1 million of tax benefits for a federal net operating loss (NOL) carryforward. The utilization of the federal NOL is subject to IRC Section 382 limitations; however, it is expected that all of the federal NOL will be utilized within the carryforward period. D.R. Horton has $10.9 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of this amount, $5.2 million of the tax benefits expire over the next ten years and the remaining $5.7 million expire from fiscal years 2035 to 2044. Forestar has $0.9 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Allowance

The Company has a valuation allowance of $14.9 million and $14.8 million at September 30, 2024 and 2023, respectively, related to deferred tax assets for state NOL and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for fiscal 2024 and 2023 is as follows:

	Year Ended September 30,
	2024	2023
	(In millions)
Unrecognized tax benefits, beginning of year	$1.4	$2.9
Decreases for tax positions taken in the current or prior years	(1.4)	—
Settlements	—	(1.5)
Unrecognized tax benefits, end of year	$—	$1.4

All $1.4 million of the unrecognized tax benefits recognized in fiscal 2024 impacted the effective tax rate. The Company had no accrued interest or penalties related to unrecognized tax benefits in fiscal 2024 or 2023. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for D.R. Horton’s major tax jurisdictions remains open for examination for fiscal years 2019 and 2021 through 2024. Fiscal year 2019 is open with respect to a federal refund claim related to additional energy efficient tax credits. This refund claim is currently under audit by the Internal Revenue Service. D.R. Horton is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for Forestar’s federal income tax remains open for examination for fiscal years 2021 through 2024. The statute of limitations for Forestar’s major state tax jurisdictions generally remains open for examination for fiscal years 2019 through 2024. Forestar is not currently under audit for federal income taxes. Forestar is under audit by various states; however, Forestar is not aware of any significant findings by the state taxing authorities.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2024	2023	2022
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$4,756.4	$4,745.7	$5,857.5
Denominator:
Denominator for basic earnings per share — weighted average common shares	329.5	340.7	351.7
Effect of dilutive securities:
Employee stock awards	2.1	2.6	3.1
Denominator for diluted earnings per share — adjusted weighted average common shares	331.6	343.3	354.8
Basic net income per common share attributable to D.R. Horton, Inc.	$14.44	$13.93	$16.65
Diluted net income per common share attributable to D.R. Horton, Inc.	$14.34	$13.82	$16.51

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2024, the Company had 402,848,342 shares of common stock issued and 324,027,360 shares outstanding. No shares of preferred stock were issued or outstanding.

In July 2024, the Board of Directors authorized the repurchase of up to $4.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. During fiscal 2024, the Company repurchased 12.5 million shares of its common stock at a total cost, including commissions and excise taxes, of $1.8 billion, of which $1.4 billion was repurchased under previous authorizations. At September 30, 2024, there was $3.6 billion remaining on the repurchase authorization.

The Board of Directors approved and the Company paid quarterly cash dividends of $0.30 per common share in fiscal 2024 and $0.25 per common share in fiscal 2023. In October 2024, the Board approved a quarterly cash dividend of $0.40 per common share, payable on November 19, 2024 to stockholders of record on November 12, 2024. Cash dividends declared and paid in fiscal 2024 totaled $395.2 million.

Forestar had an effective shelf registration statement, filed with the SEC in October 2021, registering $750 million of equity securities, of which $300 million was reserved for sales under an at-the-market equity offering (ATM) program. During fiscal 2024, Forestar issued 546,174 shares of common stock under its ATM program for proceeds of $19.7 million, net of commissions and other issuance costs totaling $0.4 million. In September 2024, Forestar filed a new shelf registration statement, which became effective in October 2024, registering $750 million of equity securities. At the time of filing the new registration statement, $728.1 million of equity securities remained available for issuance under Forestar’s prior registration statement, which has since expired. Forestar’s ATM program expired in October 2024, and Forestar anticipates entering into a new ATM program under its September 2024 shelf registration statement.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE K – EMPLOYEE BENEFIT PLANS

The Company offers its employees a comprehensive compensation and benefits package, which includes a broad range of benefits, including medical, dental and vision healthcare insurance and paid parental leave. In addition to base pay, eligible employees may participate in the Company’s 401(k) plan, employee stock purchase plan, short-term incentive bonus program and/or its stock compensation plans as described below.

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded $43.8 million, $40.2 million and $35.4 million of expense for matching contributions in fiscal 2024, 2023 and 2022, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $56.8 million and $58.9 million at September 30, 2024 and 2023, respectively. The Company recorded $8.9 million, $8.3 million and $7.7 million of expense for this plan in fiscal 2024, 2023 and 2022, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $184.5 million and $148.2 million at September 30, 2024 and 2023, respectively. The Company records as SG&A expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. Related to this plan, the Company recorded a charge to expense of $36.5 million and $17.0 million in fiscal 2024 and 2023, respectively, and a credit to expense of $24.0 million in fiscal 2022.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 137,347 shares for $15.3 million in fiscal 2024, 143,960 shares for $11.0 million in fiscal 2023 and 164,193 shares for $10.7 million in fiscal 2022. At September 30, 2024, the Company had 2.3 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2024, 2023 and 2022, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $29.9 million, $35.4 million and $40.5 million in fiscal 2024, 2023 and 2022, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of stock options and restricted stock units to executive officers, other key employees and non-management directors. Restricted stock unit (RSU) awards may be based on service over a requisite time period (time-based) or on performance (performance-based). RSU equity awards represent the contingent right to receive one share of the Company’s common stock per RSU if the vesting conditions and/or performance criteria are satisfied. The RSUs have no dividend or voting rights until vested. During fiscal 2024, the Board of Directors and the Company’s stockholders authorized an increase of 18.9 million shares to the common stock reserved for issuance under the Stock Incentive Plan. At September 30, 2024, the Company had 21.3 million shares of common stock reserved for issuance and 19.7 million shares available for future grants under the Stock Incentive Plan.

Time-Based Restricted Stock Unit Equity Awards

During fiscal 2024, 2023 and 2022, time-based RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 1,470, 1,380 and 1,200 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to time-based RSU activity during fiscal 2024, 2023 and 2022. The number of RSUs vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2024		2023		2022
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2,966,925	$70.85	3,466,094	$57.50	3,817,265	$46.16
Granted	663,860	147.79	877,131	93.44	1,153,124	74.96
Vested	(1,233,866)	65.51	(1,251,785)	50.61	(1,402,642)	41.44
Cancelled	(87,182)	85.12	(124,515)	61.95	(101,653)	51.22
Outstanding at end of year	2,309,737	$95.28	2,966,925	$70.85	3,466,094	$57.50

The total fair value of shares vested on the vesting date during fiscal 2024, 2023 and 2022 was $184.7 million, $115.2 million and $120.1 million, respectively. For fiscal 2024, 2023 and 2022, compensation expense related to time-based RSUs was $77.3 million, $65.7 million and $63.6 million, respectively. At September 30, 2024, there was $170.1 million of unrecognized compensation expense related to unvested time-based RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Restricted Stock Unit Equity Awards

During fiscal 2024, 2023 and 2022, performance-based RSU equity awards that vest at the end of three-year performance periods were granted to the Company’s executive officers. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 200% of the number of units granted. The performance criteria for the awards issued in fiscal 2022 and 2023 were total shareholder return, return on investment, SG&A expense containment and homebuilding gross profit. The performance criteria for the awards issued in fiscal 2024 were total shareholder return, return on assets and operating margin. Compensation expense related to these grants is based on the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides additional information related to the performance-based RSUs outstanding at September 30, 2024.

Grant Date	Vesting Date	Target Number of Performance Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2024	2023	2022
				(In millions)
October 2021 (1)	September 2024	430,000	$80.58	$7.0	$14.3	$14.3
October 2022	September 2025	600,000	79.97	10.0	11.6	—
October 2023 (2)	September 2026	277,779	146.72	13.1	—	—
				$30.1	$25.9	$14.3
_________________________
(1)The performance RSUs granted in October 2021 totaled 390,000; however, in March 2022, the Compensation Committee approved an amendment and restatement of this award to increase the RSUs granted from 390,000 to 430,000. Concurrent with this change, the Compensation Committee amended the executive officer short-term performance bonus plan to reduce the amount of the award that could be earned.
(2)The performance RSUs granted in October 2023 were subsequently modified in December 2023 to change the performance criteria to total shareholder return, return on assets and operating margin.

In October 2024, the Compensation Committee approved the issuance of the performance-based RSUs that vested in September 2024 in the form of 545,558 shares of common stock to satisfy the awards.

Stock Options
Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The Company has not granted stock options in recent years and there were no options outstanding as of September 30, 2024.

The following table provides additional information related to stock option activity during fiscal 2024, 2023 and 2022.

	Year Ended September 30,
	2024		2023		2022
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	219,663	$23.86	823,486	$23.84	1,115,776	$23.84
Exercised	(219,663)	23.86	(603,823)	23.83	(292,290)	23.83
Cancelled or expired	—	—	—	—	—	—
Outstanding at end of year	—	$—	219,663	$23.86	823,486	$23.84
Exercisable at end of year	—	$—	219,663	$23.86	823,486	$23.84

The aggregate intrinsic value of options exercised during fiscal 2024, 2023 and 2022 was $26.5 million, $47.2 million and $23.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the option exercise price.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE L – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company provides its homebuyers with warranties for defects in structural elements, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management’s estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates. The estimation of these costs is subject to variability due to uncertainties related to these factors. Due to the judgment required in establishing the liability for warranty claims, actual future costs could differ from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Warranty liability, beginning of year	$512.4	$454.3
Warranties issued	210.6	191.2
Changes in liability for pre-existing warranties	(36.0)	(4.7)
Settlements made	(120.1)	(128.4)
Warranty liability, end of year	$566.9	$512.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $949.6 million and $858.9 million at September 30, 2024 and 2023, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 97% of these reserves related to construction defect matters at both September 30, 2024 and 2023. Expenses related to the Company’s legal contingencies were $164.0 million, $139.7 million and $138.0 million in fiscal 2024, 2023 and 2022, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2024, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

Changes in the Company’s legal claims reserves during fiscal 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Reserves for legal claims, beginning of year	$858.9	$729.1
Increase in reserves	169.7	179.9
Payments	(79.0)	(50.1)
Reserves for legal claims, end of year	$949.6	$858.9

Prior to June 1, 2021, in the majority of states in which it operates, the Company has general liability insurance policies to provide risk transfer against a portion of the risk of loss from construction defect and other claims. The Company also contractually requires major subcontractors in most markets to have general liability insurance which includes construction defect coverage. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. After June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $156.8 million and $165.8 million at September 30, 2024 and 2023, respectively, and are included in other assets in the consolidated balance sheets.

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

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2023, 2024 and 2025 policy years is $0.5 million per occurrence.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2024, the Company had total deposits of $2.15 billion, consisting of cash deposits of $2.03 billion and promissory notes and surety bonds of $126.8 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $25.2 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $193.3 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $1.9 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2024, representing $226.3 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $226.3 million remaining purchase price subject to specific performance provisions, $204.7 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2024 and 2023, Forestar reimbursed the homebuilding segment $27.5 million and $10.9 million, respectively, for previously paid earnest money and $22.9 million and $21.8 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2024, the Company had outstanding surety bonds of $3.5 billion and letters of credit of $242.9 million to secure performance under various contracts. Of the total letters of credit, $210.1 million were issued under the homebuilding revolving credit facility and $32.8 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2024, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2025	$27.7
Fiscal 2026	15.9
Fiscal 2027	7.4
Fiscal 2028	4.0
Fiscal 2029	2.2
Thereafter	0.8
$58.0

Rent expense was $44.3 million, $44.7 million and $38.1 million for fiscal 2024, 2023 and 2022, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Earnest money and refundable deposits	$2,210.6	$1,859.6
Water rights and other water-related assets	319.1	319.6
Insurance receivables	156.8	165.8
Other receivables	147.1	167.2
Prepaid assets	117.9	93.0
Contract assets - insurance agency commissions	117.5	93.9
Margin deposits related to hedging instruments	71.3	—
Lease right of use assets	51.4	46.6
Interest rate lock commitments	44.5	2.3
Mortgage servicing rights	5.9	11.1
Mortgage hedging instruments and commitments	2.8	153.6
Other	72.7	80.3
	$3,317.6	$2,993.0

The Company’s accrued expenses and other liabilities at September 30, 2024 and 2023 were as follows:

	September 30,
	2024	2023
	(In millions)
Reserves for legal claims	$949.6	$858.9
Employee compensation and related liabilities	569.7	531.0
Warranty liability	566.9	512.4
Inventory related accruals	451.2	353.6
Customer deposits	99.7	147.1
Accrued property taxes	77.6	69.2
Mortgage hedging instruments and commitments	63.0	15.7
Lease liabilities	53.3	48.1
Accrued interest	34.8	33.6
Federal and state income tax liabilities	27.7	233.8
Broker deposits related to hedging instruments	—	118.9
Interest rate lock commitments	—	33.9
Other	123.2	147.6
	$3,016.7	$3,103.8

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and 2023, and the changes in the fair value of the Level 3 assets during fiscal 2024 and 2023.

		Fair Value at September 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,421.2	$10.6	$2,431.8
Mortgage servicing rights (2)	Other assets	—	—	5.9	5.9
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets	—	—	44.5	44.5
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	(60.2)	—	(60.2)

		Fair Value at September 30, 2023
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,469.1	$11.6	$2,480.7
Mortgage servicing rights (2)	Other assets	—	—	11.1	11.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	—	(31.6)	(31.6)
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	137.9	—	137.9

	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2024
	Balance at September 30, 2023	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2024
	(In millions)
Mortgage loans held for sale (1)	$11.6	$0.1	$—	$(0.9)	$—	$(0.2)	$10.6
Mortgage servicing rights (2)	11.1	(1.0)	19.2	(23.4)	—	—	5.9
Interest rate lock commitments (4)	(31.6)	76.1	—	—	—	—	44.5
	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2023
	Balance at September 30, 2022	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2023
	(In millions)
Mortgage loans held for sale (1)	$14.1	$2.6	$—	$(14.8)	$—	$9.7	$11.6
Mortgage servicing rights (2)	10.6	0.2	52.4	(52.1)	—	—	11.1
Interest rate lock commitments (4)	(135.8)	104.2	—	—	—	—	(31.6)
______________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2024 and 2023 include $10.6 million and $11.6 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $0.2 million were transferred out of Level 3 to Level 2 during fiscal 2024 due to significant observable inputs used in determining the fair value of these loans. Mortgage loans held for sale totaling $9.7 million were transferred to Level 3 during fiscal 2023 due to significant unobservable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 13%, 11% and 9%, respectively, at September 30, 2024 and 10%, 11% and 8% at September 30, 2023.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets, and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2024 and 2023 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)The fair value of interest rate lock commitments at September 30, 2024 reflects a $44.5 million change in fair value in other assets. The fair value of interest rate lock commitments at September 30, 2023 reflects a $2.3 million change in fair value in other assets and a $33.9 million change in fair value in other liabilities.
(5)The fair value of mortgage hedging instruments and commitments at September 30, 2024 reflects a $2.8 million change in fair value in other assets and a $63.0 million change in fair value in other liabilities. The fair value of mortgage hedging instruments and commitments at September 30, 2023 reflects a $153.6 million change in fair value in other assets and a $15.7 million change in fair value in other liabilities.

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2024 and 2023.

		Fair Value at September 30,
		2024		2023
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (1) (2)	Inventories	$—	$68.1	$—	$28.8
Mortgage loans held for sale (1) (3)	Mortgage loans held for sale	9.5	7.0	—	30.7
Other mortgage loans (1) (4)	Other assets	1.3	9.8	—	2.2
Real estate owned (1) (4)	Other assets	—	0.4	—	—
______________________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment at September 30, 2024 and 2023, respectively.
(2)In performing its impairment analysis of communities, discount rates ranging from 10% to 14% were used in the periods of impairment.
(3)These mortgage loans have some degree of impairment affecting their marketability and are valued at the lower of carrying value or fair value. When available, quoted prices in the secondary market are used to determine fair value (Level 2); otherwise, a cash flow valuation model is used to determine fair value (Level 3).
(4)The fair values of other mortgage loans and real estate owned were determined based on the value of the underlying collateral.

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2024 and 2023.

	Carrying Value	Fair Value at September 30, 2024
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$4,516.4	$4,516.4	$—	$—	$4,516.4
Restricted cash (1)	27.6	27.6	—	—	27.6
Notes payable (2) (3)	5,917.7	—	3,413.7	2,440.6	5,854.3

	Carrying Value	Fair Value at September 30, 2023
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$3,873.6	$3,873.6	$—	$—	$3,873.6
Restricted cash (1)	26.5	26.5	—	—	26.5
Notes payable (2) (3)	5,094.5	—	2,532.5	2,309.4	4,841.9
______________
(1)The fair values of cash, cash equivalents and restricted cash approximate their carrying values due to their short-term nature and are classified as Level 1 within the fair value hierarchy.
(2)The fair value of the senior notes is determined based on quoted prices, which is classified as Level 2 within the fair value hierarchy.
(3)The fair values of other notes and borrowings on the revolving credit facilities and the mortgage repurchase facilities approximate carrying value due to their short-term nature or floating interest rate terms, as applicable, and are classified as Level 3 within the fair value hierarchy.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2024, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” in the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “CEO Pay Ratio” in the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2024.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	3,617,516	(1)	$—	(2)	5,886,752	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	3,617,516		$—		5,886,752
______________
(1)Amount includes outstanding restricted stock unit awards. The number of outstanding performance-based restricted stock unit awards is based on the target number of units granted.
(2)Restricted stock units have no exercise price.
(3)Amount includes 2,269,236 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 137,347 shares of common stock in fiscal 2024.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of the Company, effective as of August 23, 2024 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2024).

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

4.4
Third Supplemental Indenture, dated as of October 2, 2020, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.400% Senior Notes Due 2027 issued by the Company (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

4.5
Fourth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.300% Senior Notes due 2026 of D.R. Horton, Inc. (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.6
Fifth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.7
Sixth Supplemental Indenture, dated as of August 14, 2024, among D.R. Horton, Inc., the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 5.000% Senior Notes due 2034 of D.R. Horton, Inc. (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2024).

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

4.10	*	Description of Securities.
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

10.19	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (incorporated by reference from the Company’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122)).
10.20	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).
10.21	†
D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).

10.22	†	D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018).
10.23	†
Summary of Executive Compensation Notification - Executive Vice Chair, CEO, COO and CFO (fiscal 2024) (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 17, 2023).

10.24	†
Summary of Director Compensation (fiscal 2024) (incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 17, 2023).

10.25	*†	Summary of Executive Compensation Notification - Executive Chairman, CEO, COO and CFO (fiscal 2025).
10.26	*†	Summary of Director Compensation (fiscal 2025).
10.27
Grantor Trust Agreement, dated June 21, 2002, by and between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

10.28
Credit Agreement, dated September 7, 2012, among the Company, the Lenders named therein and The Royal Bank of Scotland PLC, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2012).

10.29
Amendment No.1 to Credit Agreement, dated November 1, 2012, among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2012).

10.30
Amendment No. 2 to Credit Agreement, dated August 8, 2013, by and among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2013).

10.31
Amendment No. 3 to Credit Agreement, dated August 22, 2014, by and among Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2014).

Exhibit Number	Exhibit

10.32
Amendment No. 5 to Credit Agreement, dated August 26, 2015, by and among Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2015).

10.33
Amendment No. 6 to Credit Agreement, dated September 25, 2017, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2017).

10.34
Amendment No. 7 to Credit Agreement, dated September 25, 2018, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2018).

10.35
Amendment No. 8 to Credit Agreement, dated February 15, 2019, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 30, 2019).

10.36
Amendment No. 9 to Credit Agreement, dated October 2, 2019, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2019).

10.37
Amendment No. 10 to Credit Agreement, dated April 20, 2021, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2021).

10.38
Amendment No. 11 to Credit Agreement, dated October 28, 2022, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.39
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.40
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.41
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2016).

10.42
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

10.43
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 23, 2018, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018).

10.44
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.45
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

Exhibit Number	Exhibit

10.46
Eighth Amendment to Second Amended and Restated Master Repurchase Agreement, dated June 21, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.47
Ninth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 21, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).

10.48
Tenth Amendment to Second Amended and Restated Master Repurchase Agreement, dated May 15, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2020).

10.49
Third Amended and Restated Master Repurchase Agreement, dated February 19, 2021, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021).

10.50
Fourth Amended and Restated Master Repurchase Agreement, dated February 18, 2022, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.51
First Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated February 17, 2023, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.52
Second Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated February 16, 2024, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2024).

10.53
Third Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated August 29, 2024, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).

10.54
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.55
Master Repurchase Agreement, dated April 4, 2023, between DHI Mortgage Company, Ltd. and Royal Bank of Canada (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2023).

10.56
Credit Agreement, dated March 4, 2022, among DRH Rental, Inc., Mizuho Bank, Ltd., as Administrative Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2022).

10.57
Amendment No. 1 to Credit Agreement, dated October 10, 2023, among DRH Rental, Inc., Mizuho Bank, Ltd., as Administrative Agent and the Lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

10.58
Amended and Restated Stockholder’s Agreement, dated October 28, 2024, by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).

10.59
Master Supply Agreement, dated June 29, 2017, by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

Exhibit Number		Exhibit

10.60
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.61
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.62
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on April 20, 2021).

10.63
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

19.1	*	Insider Trading Policy.
21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Fort Worth, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	†
D.R. Horton, Inc. Clawback Policy (effective October 2, 2023) (incorporated by reference from Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 17, 2023).

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

D.R. Horton, Inc.

Date:	November 19, 2024	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	Executive Chairman and Director	November 19, 2024
David V. Auld

/s/ Paul J. Romanowski	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2024
Paul J. Romanowski

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2024
Bill W. Wheat

/s/ Aron M. Odom	Senior Vice President and Controller (Principal Accounting Officer)	November 19, 2024
Aron M. Odom

/s/ Barbara K. Allen	Director	November 19, 2024
Barbara K. Allen

/s/ Brad S. Anderson	Director	November 19, 2024
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 19, 2024
Michael R. Buchanan

/s/ Benjamin S. Carson, Sr.	Director	November 19, 2024
Benjamin S. Carson, Sr.

/s/ M. Chad Crow	Director	November 19, 2024
M. Chad Crow

/s/ Elaine D. Crowley	Director	November 19, 2024
Elaine D. Crowley

/s/ Maribess L. Miller	Director	November 19, 2024
Maribess L. Miller

/s/ Barbara R. Smith	Director	November 19, 2024
Barbara R. Smith