Form 10-Q
period 2024-12-31
HORTON D R INC /DE/
filed 2025-01-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 16, 2025, there were 315,122,486 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$3,050.1	$4,516.4
Restricted cash	18.9	27.6
Total cash, cash equivalents and restricted cash	3,069.0	4,544.0
Inventories:
Construction in progress and finished homes	8,701.4	8,875.8
Residential land and lots — developed and under development	14,093.5	12,948.1
Land held for development	288.0	160.6
Land held for sale	8.7	12.7
Rental properties	2,988.9	2,906.0
Total inventory	26,080.5	24,903.2
Mortgage loans held for sale	1,794.4	2,477.5
Deferred income taxes, net of valuation allowance of $14.9 million at December 31, 2024 and September 30, 2024	127.4	167.5
Property and equipment, net	524.2	531.0
Other assets	3,270.7	3,317.6
Goodwill	163.5	163.5
Total assets	$35,029.7	$36,104.3
LIABILITIES
Accounts payable	$1,372.6	$1,345.5
Accrued expenses and other liabilities	3,096.5	3,016.7
Notes payable	5,097.7	5,917.7
Total liabilities	9,566.8	10,279.9
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 403,275,949 shares issued and 317,652,200 shares outstanding at December 31, 2024 and 402,848,342 shares issued and 324,027,360 shares outstanding at September 30, 2024	4.0	4.0
Additional paid-in capital	3,508.2	3,490.7
Retained earnings	28,667.4	27,951.0
Treasury stock, 85,623,749 shares and 78,820,982 shares at December 31, 2024 and September 30, 2024, respectively, at cost	(7,235.7)	(6,132.9)
Stockholders’ equity	24,943.9	25,312.8
Noncontrolling interests	519.0	511.6
Total equity	25,462.9	25,824.4
Total liabilities and equity	$35,029.7	$36,104.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2024	2023
	(In millions, except per share data) (Unaudited)
Revenues	$7,613.0	$7,726.0
Cost of sales	5,702.8	5,719.8
Selling, general and administrative expense	878.1	835.0
Other (income) expense	(77.8)	(76.3)
Income before income taxes	1,109.9	1,247.5
Income tax expense	258.0	291.8
Net income	851.9	955.7
Net income attributable to noncontrolling interests	7.0	8.3
Net income attributable to D.R. Horton, Inc.	$844.9	$947.4

Basic net income per common share attributable to D.R. Horton, Inc.	$2.63	$2.84
Weighted average number of common shares	321.5	333.3

Diluted net income per common share attributable to D.R. Horton, Inc.	$2.61	$2.82
Adjusted weighted average number of common shares	323.3	335.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	844.9	—	7.0	851.9
Stock issued under employee benefit plans (427,607 shares)	—	2.5	—	—	—	2.5
Cash paid for shares withheld for taxes	—	(27.6)	—	—	—	(27.6)
Stock-based compensation expense	—	43.0	—	—	—	43.0
Cash dividends declared ($0.40 per share)	—	—	(128.5)	—	—	(128.5)
Repurchases of common stock (6,802,767 shares)	—	—	—	(1,102.8)	—	(1,102.8)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at December 31, 2024 (317,652,200 shares)	$4.0	$3,508.2	$28,667.4	$(7,235.7)	$519.0	$25,462.9

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9
Net income	—	—	947.4	—	8.3	955.7
Exercise of stock options (68,095 shares)	—	1.6	—	—	—	1.6
Stock issued under employee benefit plans (598,824 shares)	—	3.1	—	—	—	3.1
Cash paid for shares withheld for taxes	—	(37.5)	—	—	—	(37.5)
Stock-based compensation expense	—	40.9	—	—	—	40.9
Cash dividends declared ($0.30 per share)	—	—	(99.9)	—	—	(99.9)
Repurchases of common stock (3,325,150 shares)	—	—	—	(398.3)	—	(398.3)
Change of ownership interest in Forestar	—	(0.1)	—	—	0.1	—
Balances at December 31, 2023 (332,190,334 shares)	$4.0	$3,440.2	$24,437.3	$(4,728.1)	$450.1	$23,603.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2024	2023
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$851.9	$955.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24.1	20.0
Stock-based compensation expense	43.0	40.9
Deferred income taxes	40.1	11.3
Inventory and land option charges	16.6	6.1
Changes in operating assets and liabilities:
Decrease (increase) in construction in progress and finished homes	181.7	(466.4)
Increase in residential land and lots – developed, under development, held for development and held for sale	(1,243.5)	(937.8)
Increase in rental properties	(86.5)	(256.5)
Decrease (increase) in other assets	65.2	(130.0)
Decrease in mortgage loans held for sale	683.1	475.8
Increase in accounts payable, accrued expenses and other liabilities	71.0	127.5
Net cash provided by (used in) operating activities	646.7	(153.4)
INVESTING ACTIVITIES
Expenditures for property and equipment	(13.3)	(47.6)
Proceeds from sale of assets	—	9.9
Payments related to business acquisitions, net of cash acquired	(51.0)	(1.0)
Other investing activities	7.2	(0.6)
Net cash used in investing activities	(57.1)	(39.3)
FINANCING ACTIVITIES
Proceeds from notes payable	660.0	720.0
Repayment of notes payable	(755.4)	(170.0)
Repayment on mortgage repurchase facilities, net	(746.9)	(389.9)
Proceeds from stock associated with certain employee benefit plans	—	1.6
Cash paid for shares withheld for taxes	(27.6)	(37.5)
Cash dividends paid	(128.5)	(99.9)
Repurchases of common stock	(1,055.7)	(376.9)
Net other financing activities	(10.5)	(10.2)
Net cash used in financing activities	(2,064.6)	(362.8)
Net decrease in cash, cash equivalents and restricted cash	(1,475.0)	(555.5)
Cash, cash equivalents and restricted cash at beginning of period	4,544.0	3,900.1
Cash, cash equivalents and restricted cash at end of period	$3,069.0	$3,344.6

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$—	$21.9
Stock issued under employee incentive plans	$71.3	$66.5
Repurchases of common stock not settled	$45.5	$18.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2024

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly-owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of December 31, 2024, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2024, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025 or subsequent periods.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 126 markets across 36 states. The Company’s operating segments are its 92 homebuilding divisions, its rental operations, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its rental operations segment, its Forestar lot development segment and its financial services segment.

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

Forestar

The Forestar segment is a residential lot development company with operations in 62 markets across 24 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024. Financial information relating to the Company’s reporting segments is as follows:

	December 31, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,547.9	$113.0	$132.0	$238.6	$18.6	$3,050.1
Restricted cash	3.3	1.6	—	14.0	—	18.9
Inventories:
Construction in progress and finished homes	8,808.0	—	—	—	(106.6)	8,701.4
Residential land and lots — developed and under development	11,799.4	—	2,484.1	—	(190.0)	14,093.5
Land held for development	35.3	—	252.7	—	—	288.0
Land held for sale	8.7	—	—	—	—	8.7
Rental properties	—	2,985.3	—	—	3.6	2,988.9
	20,651.4	2,985.3	2,736.8	—	(293.0)	26,080.5
Mortgage loans held for sale	—	—	—	1,794.4	—	1,794.4
Deferred income taxes, net	169.2	(14.7)	—	—	(27.1)	127.4
Property and equipment, net	492.1	1.3	6.8	3.9	20.1	524.2
Other assets	2,939.6	36.4	85.0	141.0	68.7	3,270.7
Goodwill	134.3	—	—	—	29.2	163.5
	$26,937.8	$3,122.9	$2,960.6	$2,191.9	$(183.5)	$35,029.7
Liabilities
Accounts payable	$1,112.7	$268.6	$78.6	$0.1	$(87.4)	$1,372.6
Accrued expenses and other liabilities	2,712.3	25.8	461.2	262.9	(365.7)	3,096.5
Notes payable	2,448.2	1,055.8	806.8	786.9	—	5,097.7
	$6,273.2	$1,350.2	$1,346.6	$1,049.9	$(453.1)	$9,566.8
______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024

	Three Months Ended December 31, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$7,146.0	$—	$—	$—	$—	$7,146.0
Land/lot sales and other	21.2	—	250.4	—	(204.7)	66.9
Rental property sales	—	217.8	—	—	—	217.8
Financial services	—	—	—	182.3	—	182.3
	7,167.2	217.8	250.4	182.3	(204.7)	7,613.0
Cost of sales
Home sales (2)	5,522.0	—	—	—	(53.3)	5,468.7
Land/lot sales and other	13.8	—	194.2	—	(169.9)	38.1
Rental property sales	—	179.4	—	—	—	179.4
Inventory and land option charges	11.8	3.6	1.2	—	—	16.6
	5,547.6	183.0	195.4	—	(223.2)	5,702.8
Selling, general and administrative expense	636.6	46.4	36.0	154.2	4.9	878.1
Other (income) expense	(29.9)	(23.5)	(2.9)	(20.5)	(1.0)	(77.8)
Income before income taxes	$1,012.9	$11.9	$21.9	$48.6	$14.6	$1,109.9
Summary Cash Flow Information
Depreciation and amortization	$22.2	$0.5	$0.8	$0.4	$0.2	$24.1
Cash provided by (used in) operating activities	$552.0	$(283.3)	$(449.9)	$813.3	$14.6	$646.7
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
December 31, 2024

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024

Homebuilding Inventories by Reporting Segment (1)	December 31, 2024	September 30, 2024
	(In millions)
Northwest	$1,946.0	$1,935.2
Southwest	3,187.9	3,278.9
South Central	3,920.9	3,728.0
Southeast	4,328.4	4,284.5
East	4,288.2	3,978.2
North	2,696.3	2,551.2
Corporate and unallocated (2)	283.7	275.0
	$20,651.4	$20,031.0
____________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended December 31,
	2024	2023
	(In millions)
Revenues
Northwest	$533.2	$577.9
Southwest	1,140.1	1,051.4
South Central	1,486.9	1,669.2
Southeast	1,749.8	1,999.6
East	1,314.5	1,268.3
North	942.7	730.3
	$7,167.2	$7,296.7
Income before Income Taxes
Northwest	$76.2	$69.5
Southwest	168.4	134.9
South Central	221.3	271.6
Southeast	222.8	329.4
East	194.4	204.6
North	129.8	86.1
	$1,012.9	$1,096.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of December 31, 2024, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $40.2 million were impaired on a non-recurring basis using Level 3 inputs. As a result, impairment charges of $3.2 million were recorded during the three months ended December 31, 2024 to reduce the carrying value of the related inventories to fair value. There were no impairment charges recorded in the prior year quarter.

During the three months ended December 31, 2024, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $13.4 million compared to $6.1 million in the prior year quarter. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2024	September 30, 2024
	(In millions)
Homebuilding
Revolving credit facility	$—	$—
2.5% senior notes due 2024 (1)	—	500.0
2.6% senior notes due 2025 (1)	499.2	499.0
1.3% senior notes due 2026 (1)	598.0	597.7
1.4% senior notes due 2027 (1)	497.6	497.4
5.0% senior notes due 2034 (1)	686.8	686.5
Other notes	166.6	146.2
	2,448.2	2,926.8
Rental
Revolving credit facility	1,050.0	745.0
Other notes	5.8	5.7
	1,055.8	750.7
Forestar
Revolving credit facility	100.0	—
3.85% senior notes due 2026 (2)	398.6	398.4
5.0% senior notes due 2028 (2)	298.3	298.1
Other notes	9.9	9.9
	806.8	706.4
Financial Services
Mortgage repurchase facilities:
Committed facility	669.8	1,229.3
Uncommitted facility	117.1	304.5
	786.9	1,533.8
Total notes payable (3)	$5,097.7	$5,917.7
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $10.9 million and $11.7 million at December 31, 2024 and September 30, 2024, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $3.1 million and $3.5 million at December 31, 2024 and September 30, 2024, respectively.
(3)The fair value of notes payable at December 31, 2024 totaled $5.0 billion, of which $2.9 billion were measured using Level 2 inputs and $2.1 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2024 totaled $5.9 billion, of which $3.4 billion were measured using Level 2 inputs and $2.5 billion were measured using Level 3 inputs. The Level 2 inputs primarily relate to senior notes, and the Level 3 inputs primarily relate to the revolving credit and mortgage repurchase facilities and approximate carrying value due to their short-term nature and/or floating interest rate terms.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
Homebuilding

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined. In October 2024, the Company repaid $500 million principal amount of its 2.5% senior notes at maturity.

The Company has a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $1.965 billion maturing on December 18, 2029 and $265 million maturing on October 28, 2027. The facility has an uncommitted accordion feature that could increase its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were no borrowings outstanding and $221.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.01 billion.

The Company’s homebuilding revolving credit facility imposes restrictions on its operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if the leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility and the indenture governing the senior notes also impose restrictions on the creation of secured debt and liens. At December 31, 2024, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations.

The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2024.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $560 million and $255 million, respectively, during the three months ended December 31, 2024. At December 31, 2024, there were $1.05 billion of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in no available capacity.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

Forestar has a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were $100 million of borrowings outstanding at a 5.9% annual interest rate and $27.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $512.5 million.

Forestar’s revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require Forestar to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2024.

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

The committed mortgage repurchase facility has a total capacity of $1.6 billion and a maturity date of May 9, 2025. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At December 31, 2024, DHI Mortgage had an obligation of $669.8 million under the committed mortgage repurchase facility at a 6.0% annual interest rate.

At December 31, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $117.1 million at a 5.7% annual interest rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
At December 31, 2024, $1.67 billion of mortgage loans held for sale with a collateral value of $1.64 billion were pledged under the committed mortgage repurchase facility, and $129.2 million of mortgage loans held for sale with a collateral value of $120.4 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At December 31, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2025 and fiscal 2024, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Capitalized interest, beginning of period	$355.1	$286.4
Interest incurred (1)	46.7	42.6
Interest charged to cost of sales	(30.3)	(28.0)
Capitalized interest, end of period	$371.5	$301.0
__________________
(1)    Interest incurred in the three months ended December 31, 2024 and 2023 includes (a) interest on the Company’s mortgage repurchase facilities of $8.1 million and $14.9 million, respectively; (b) Forestar interest of $8.3 million and $8.1 million, respectively; and (c) interest on the rental revolving credit facility of $12.4 million and $8.2 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At December 31, 2024, mortgage loans held for sale of $1.8 billion had an aggregate outstanding principal balance of $1.9 billion. At September 30, 2024, mortgage loans held for sale of $2.5 billion had an aggregate outstanding principal balance of $2.5 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the three months ended December 31, 2024 and 2023, mortgage loans originated totaled $5.15 billion and $5.12 billion, respectively, and mortgage loans sold totaled $5.74 billion and $5.69 billion, respectively. The Company had gains on sales of loans and servicing rights of $120.1 million during the three months ended December 31, 2024 compared to $128.7 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the three months ended December 31, 2024, approximately 69% of the Company’s mortgage loans were sold directly to Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by Government National Mortgage Association (Ginnie Mae), and 30% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At December 31, 2024 and September 30, 2024, the Company had mortgage-backed securities (MBS) totaling $673.5 million and $637.9 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded an asset of $3.4 million and $2.4 million at December 31, 2024 and September 30, 2024, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At December 31, 2024 and September 30, 2024, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $1.99 billion and $2.05 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2024 and 2023 was $258.0 million and $291.8 million, respectively. The effective tax rate was 23.2% for the three months ended December 31, 2024 compared to 23.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

The Company’s deferred tax assets, net of deferred tax liabilities, were $142.3 million at December 31, 2024 compared to $182.4 million at September 30, 2024. The Company has a valuation allowance of $14.9 million at December 31, 2024 and September 30, 2024 related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2024	2023
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$844.9	$947.4
Denominator:
Denominator for basic earnings per share — weighted average common shares	321.5	333.3
Effect of dilutive securities:
Employee stock awards	1.8	2.4
Denominator for diluted earnings per share — adjusted weighted average common shares	323.3	335.7
Basic net income per common share attributable to D.R. Horton, Inc.	$2.63	$2.84
Diluted net income per common share attributable to D.R. Horton, Inc.	$2.61	$2.82

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In July 2024, the Board of Directors authorized the repurchase of up to $4.0 billion of the Company’s common stock, replacing the previous authorization. During the three months ended December 31, 2024, the Company repurchased 6.8 million shares of its common stock at a total cost, including commissions and excise taxes, of $1.1 billion. At December 31, 2024, there was $2.5 billion remaining on the repurchase authorization. The authorization has no expiration date.

During the three months ended December 31, 2024, the Board of Directors approved a quarterly cash dividend of $0.40 per common share totaling $128.5 million, which was paid on November 19, 2024 to stockholders of record on November 12, 2024. In January 2025, the Board of Directors approved a quarterly cash dividend of $0.40 per common share, payable on February 14, 2025 to stockholders of record on February 7, 2025.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During the three months ended December 31, 2024, there were no shares issued under the ATM program. At December 31, 2024, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE J – EMPLOYEE BENEFIT PLANS

Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of equity awards, such as performance stock units (PSUs) and restricted stock units (RSUs), to executive officers, other key employees and non-management directors. PSUs are earned by achieving key performance goals and RSUs are earned through continued employment with the Company over a requisite time period. Each stock unit represents the contingent right to receive one share of the Company’s common stock if the performance criteria and/or vesting conditions are satisfied. The stock units have no dividend or voting rights until vested.

In October 2024, the Company granted 327,717 PSUs to its executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position compared to its peers in achieving each of the performance criteria and can range from 0% to 300% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2027. The grant date fair value of these equity awards was $176.39 per unit. Compensation expense related to this grant was $4.8 million in the three months ended December 31, 2024, based on an estimate of the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the three months ended December 31, 2024, the Company granted approximately 610,000 RSUs to approximately 1,600 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $156.12 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $10.8 million in the three months ended December 31, 2024, which included $8.3 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s equity awards was $40.1 million during the three months ended December 31, 2024 compared to $37.3 million during the three months ended December 31, 2023.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
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

Changes in the Company’s warranty liability during the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Warranty liability, beginning of period	$566.9	$512.4
Warranties issued	44.0	45.1
Changes in liability for pre-existing warranties	(11.0)	4.5
Settlements made	(29.5)	(30.2)
Warranty liability, end of period	$570.4	$531.8

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $939.1 million and $949.6 million at December 31, 2024 and September 30, 2024, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 97% of these reserves related to construction defect matters at both December 31, 2024 and September 30, 2024. Expenses related to the Company’s legal contingencies were $40.0 million and $26.4 million in the three months ended December 31, 2024 and 2023, respectively.

Changes in the Company’s legal claims reserves during the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Reserves for legal claims, beginning of period	$949.6	$858.9
Increase (decrease) in reserves	5.8	(4.7)
Payments	(16.3)	(39.7)
Reserves for legal claims, end of period	$939.1	$814.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $120.0 million, $156.8 million and $131.5 million at December 31, 2024, September 30, 2024 and December 31, 2023, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At December 31, 2024, the Company had total deposits of $2.2 billion, consisting of cash deposits of $2.1 billion and promissory notes and surety bonds of $147.4 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $25.8 billion. Of these amounts, $225.1 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.2 billion. A limited number of the homebuilding land and lot purchase contracts at December 31, 2024, representing $209.0 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $209.0 million remaining purchase price subject to specific performance provisions, $187.5 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2024 and 2023, Forestar reimbursed the homebuilding segment $10.0 million and $13.3 million, respectively, for previously paid earnest money and $4.2 million and $4.6 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2024, the Company had outstanding surety bonds of $3.4 billion and letters of credit of $248.6 million to secure performance under various contracts. Of the total letters of credit, $221.1 million were issued under the homebuilding revolving credit facility and $27.5 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2024
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2024 and September 30, 2024 were as follows:

	December 31, 2024	September 30, 2024
	(In millions)
Earnest money and refundable deposits	$2,253.8	$2,210.6
Water rights and other water-related assets	320.8	319.1
Insurance receivables	120.0	156.8
Other receivables	136.3	147.1
Prepaid assets	121.8	117.9
Contract assets - insurance agency commissions	121.5	117.5
Margin deposits related to hedging instruments	—	71.3
Lease right of use assets	50.1	51.4
Interest rate lock commitments	5.0	44.5
Mortgage servicing rights	10.4	5.9
Mortgage hedging instruments and commitments	55.3	2.8
Other	75.7	72.7
	$3,270.7	$3,317.6

The Company’s accrued expenses and other liabilities at December 31, 2024 and September 30, 2024 were as follows:

	December 31, 2024	September 30, 2024
	(In millions)
Reserves for legal claims	$939.1	$949.6
Employee compensation and related liabilities	505.2	569.7
Warranty liability	570.4	566.9
Inventory related accruals	452.4	451.2
Customer deposits	72.5	99.7
Accrued property taxes	52.2	77.6
Mortgage hedging instruments and commitments	3.4	63.0
Lease liabilities	52.3	53.3
Accrued interest	28.6	34.8
Federal and state income tax liabilities	248.5	27.7
Broker deposits related to hedging instruments	43.2	—
Interest rate lock commitments	10.6	—
Other	118.1	123.2
	$3,096.5	$3,016.7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2024. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 126 markets across 36 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $374,900 during the three months ended December 31, 2024. Approximately 84% of our home sales revenue in the three months ended December 31, 2024 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes, duplexes and triplexes.

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

At December 31, 2024, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts.

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

OVERVIEW

During the three months ended December 31, 2024, our number of homes closed and our home sales revenues decreased 1% and 2%, respectively, compared to the prior year period, and our consolidated revenues decreased 1% to $7.6 billion compared to $7.7 billion. Our pre-tax income was $1.1 billion in the three months ended December 31, 2024 compared to $1.2 billion in the prior year period, and our pre-tax operating margin was 14.6% compared to 16.1%. Net income was $851.9 million in the three months ended December 31, 2024 compared to $955.7 million in the prior year period, and our diluted earnings per share were $2.61 compared to $2.82.

In the trailing twelve months ended December 31, 2024, our return on equity (ROE) was 19.1% compared to 21.8% in the prior year period, and our return on assets (ROA) was 13.4% compared to 14.8%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

Despite elevated mortgage interest rates and inflationary pressures, demand for new homes remained solid. Our net sales orders totaled 17,837 in the three months ended December 31, 2024 compared to 18,069 in the prior year period. Although the level of new and existing home inventories has increased from historically low levels, the supply of homes at affordable price points is still limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

We remain focused on our relationships with land developers across the country in order to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represent 76% of the lots owned and controlled at each of December 31, 2024, September 30, 2024 and December 31, 2023. We are prioritizing the purchase of finished lots from Forestar and other land developers when possible. During the three months ended December 31, 2024, 65% of the homes we closed were on lots developed by either Forestar or a third party.

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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2024, as compared to the same period of 2023 unless otherwise indicated, were as follows:

Consolidated Results:
•Consolidated revenues decreased 1% to $7.6 billion compared to $7.7 billion.
•Consolidated pre-tax income decreased 11% to $1.1 billion compared to $1.2 billion.
•Consolidated pre-tax income was 14.6% of consolidated revenues compared to 16.1%.
•Income tax expense was $258.0 million compared to $291.8 million, and our effective tax rate was 23.2% compared to 23.4%.
•Net income attributable to D.R. Horton decreased 11% to $844.9 million compared to $947.4 million.
•Diluted net income per common share attributable to D.R. Horton decreased 7% to $2.61 compared to $2.82.
•Stockholders’ equity was $24.9 billion compared to $25.3 billion and $23.2 billion at September 30, 2024 and December 31, 2023, respectively.
•Book value per common share increased to $78.53 compared to $78.12 and $69.70 at September 30, 2024 and December 31, 2023, respectively.
•Debt to total capital was 17.0% compared to 18.9% and 18.6% at September 30, 2024 and December 31, 2023, respectively. Net debt to total capital was 7.6% compared to 5.2% and 7.8% at September 30, 2024 and December 31, 2023, respectively.

Homebuilding:
•Homebuilding revenues decreased 2% to $7.2 billion compared to $7.3 billion.
•Homes closed decreased 1% to 19,059 homes, and the average closing price of those homes decreased slightly to $374,900.
•Net sales orders decreased 1% to 17,837 homes, and the value of net sales orders decreased 2% to $6.7 billion.
•Sales order backlog decreased 21% to 11,003 homes, and the value of sales order backlog also decreased 21% to $4.3 billion.
•Home sales gross margin was 22.7% compared to 22.9%.
•Homebuilding SG&A expense was 8.9% of homebuilding revenues compared to 8.3%.
•Homebuilding pre-tax income decreased 8% to $1.0 billion compared to $1.1 billion.
•Homebuilding pre-tax income was 14.1% of homebuilding revenues compared to 15.0%.
•Homebuilding pre-tax return on inventory was 26.7% compared to 29.0%.
•Homebuilding cash and cash equivalents totaled $2.5 billion compared to $3.6 billion and $2.5 billion at September 30, 2024 and December 31, 2023, respectively.
•Homebuilding inventories totaled $20.7 billion compared to $20.0 billion and $19.4 billion at September 30, 2024 and December 31, 2023, respectively.
•Homes in inventory totaled 36,200 compared to 37,400 and 42,600 at September 30, 2024 and December 31, 2023, respectively.

•Owned lots totaled 154,400 compared to 152,500 and 145,000 at September 30, 2024 and December 31, 2023, respectively. Lots controlled through purchase contracts totaled 485,400 compared to 480,400 and 462,200 at September 30, 2024 and December 31, 2023, respectively.
•Homebuilding debt was $2.4 billion compared to $2.9 billion and $2.4 billion at September 30, 2024 and December 31, 2023, respectively.

Rental:
•Rental revenues were $217.8 million compared to $195.3 million.
•Rental pre-tax income was $11.9 million compared to $31.3 million.
•Rental inventory totaled $3.0 billion compared to $2.9 billion and $3.0 billion at September 30, 2024 and December 31, 2023, respectively.
•Single-family rental homes closed totaled 311 compared to 379.
•Multi-family rental units closed totaled 504 compared to 300.

Forestar:
•Forestar’s revenues decreased 18% to $250.4 million compared to $305.9 million. Revenues in the current and prior year quarters included $218.6 million and $273.5 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 26% to 2,333 compared to 3,150. Lots sold to D.R. Horton totaled 2,112 compared to 2,834.
•Forestar’s pre-tax income was $21.9 million compared to $51.2 million.
•Forestar’s pre-tax income was 8.7% of revenues compared to 16.7%.
•Forestar’s cash and cash equivalents totaled $132.0 million compared to $481.2 million and $458.9 million at September 30, 2024 and December 31, 2023, respectively.
•Forestar’s inventories totaled $2.7 billion compared to $2.3 billion and $2.0 billion at September 30, 2024 and December 31, 2023, respectively.
•Forestar’s owned and controlled lots totaled 106,000 compared to 95,100 and 82,400 at September 30, 2024 and December 31, 2023, respectively. Of these lots, 43,800 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 37,700 and 33,700 at September 30, 2024 and December 31, 2023, respectively.
•Forestar’s debt was $806.8 million compared to $706.4 million and $705.3 million at September 30, 2024 and December 31, 2023, respectively.

Financial Services:
•Financial services revenues decreased 5% to $182.3 million compared to $192.6 million.
•Financial services pre-tax income was $48.6 million compared to $66.0 million.
•Financial services pre-tax income was 26.7% of financial services revenues compared to 34.3%.

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

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Fort Myers/Naples	Iowa	Des Moines
Utah	Salt Lake City		Gainesville		Iowa City/Cedar Rapids
	St. George		Jacksonville	Kansas/Missouri	Kansas City
Washington	Bremerton		Lakeland	Kentucky	Louisville
	Central Washington		Melbourne/Vero Beach	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Panama City	Minnesota	Minneapolis/St. Paul
			Pensacola	Nebraska	Omaha
	Southwest Region		Port St. Lucie	New Jersey	Northern New Jersey
Arizona	Phoenix		Tallahassee		Southern New Jersey
	Tucson		Tampa/Sarasota	Ohio	Cincinnati/Dayton
California	Bakersfield		Volusia County		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta		Northern West Virginia
Nevada	Las Vegas		Augusta	Wisconsin	Southeast Wisconsin
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2024 and 2023.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	1,019	1,179	(14)%	$533.7	$595.8	(10)%	$523,700	$505,300	4%
Southwest	2,174	2,163	1%	1,049.5	1,034.9	1%	482,800	478,500	1%
South Central	4,559	4,832	(6)%	1,430.7	1,554.7	(8)%	313,800	321,800	(2)%
Southeast	4,422	4,801	(8)%	1,501.9	1,705.1	(12)%	339,600	355,200	(4)%
East	3,587	3,301	9%	1,239.4	1,175.2	5%	345,500	356,000	(3)%
North	2,076	1,793	16%	898.3	723.8	24%	432,700	403,700	7%
	17,837	18,069	(1)%	$6,653.5	$6,789.5	(2)%	$373,000	$375,800	(1)%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2024	2023	2024	2023	2024	2023
Northwest	164	218	$93.6	$110.5	14%	16%
Southwest	370	411	182.7	200.2	15%	16%
South Central	991	1,131	321.9	382.9	18%	19%
Southeast	1,064	1,175	368.6	428.5	19%	20%
East	789	829	280.5	297.8	18%	20%
North	551	449	232.4	183.6	21%	20%
	3,929	4,213	$1,479.7	$1,603.5	18%	19%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The number of net sales orders decreased 1% in the three months ended December 31, 2024 compared to the prior year period, and the value of net sales orders decreased 2% to $6.7 billion (17,837 homes) compared to $6.8 billion (18,069 homes). The average selling price of net sales orders during the three months ended December 31, 2024 was $373,000 down 1% from the prior year period.

The markets contributing most to the decrease in sales order volume were the Salt Lake City market in the Northwest, the Dallas and Fort Worth markets in the South Central and the Florida markets in the Southeast. The markets with the largest increases in sales order volume were the North Carolina markets in the East and the suburban Washington, D.C., New Jersey and Chicago markets in the North.

Despite elevated mortgage interest rates and inflationary pressures, demand for new homes remained solid during the first quarter with only a slight decrease in sales order volume compared to the prior year quarter. Although the level of new and existing home inventories has increased from historically low levels, the supply of homes at affordable price points is still limited, and demographics supporting housing demand remain favorable. We believe we are well-positioned to meet changing market conditions with our affordable product offerings and lot supply and will manage our home pricing, sales incentives and number of homes in inventory based on the level of homebuyer demand. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	498	592	(16)%	$284.8	$300.1	(5)%	$571,900	$506,900	13%
Southwest	1,053	1,352	(22)%	533.1	664.9	(20)%	506,300	491,800	3%
South Central	2,577	3,338	(23)%	837.9	1,117.2	(25)%	325,100	334,700	(3)%
Southeast	2,486	4,123	(40)%	898.2	1,588.5	(43)%	361,300	385,300	(6)%
East	2,612	3,101	(16)%	943.2	1,159.7	(19)%	361,100	374,000	(3)%
North	1,777	1,459	22%	801.8	612.4	31%	451,200	419,700	8%
	11,003	13,965	(21)%	$4,299.0	$5,442.8	(21)%	$390,700	$389,700	—%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Northwest	1,056	1,134	(7)%	$533.1	$573.7	(7)%	$504,800	$505,900	—%
Southwest	2,335	2,218	5%	1,140.0	1,051.3	8%	488,200	474,000	3%
South Central	4,736	5,121	(8)%	1,486.4	1,664.0	(11)%	313,900	324,900	(3)%
Southeast	5,031	5,494	(8)%	1,739.2	1,990.3	(13)%	345,700	362,300	(5)%
East	3,719	3,581	4%	1,308.5	1,267.9	3%	351,800	354,100	(1)%
North	2,182	1,792	22%	938.8	729.2	29%	430,200	406,900	6%
	19,059	19,340	(1)%	$7,146.0	$7,276.4	(2)%	$374,900	$376,200	—%

Home Sales Revenue

Revenues from home sales were $7.1 billion (19,059 homes closed) for the three months ended December 31, 2024 compared to $7.3 billion (19,340 homes closed) in the prior year period. The decrease in revenues was attributable to a slight decrease in both the number of homes closed and in the average selling price of those homes.

The markets contributing most to the 22% increase in closings volume in the North were the Chicago, suburban Washington, D.C. and Iowa markets.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2024	2023
Gross profit – home sales	22.7%	22.9%
Gross profit – land/lot sales and other	34.9%	35.0%
Inventory and land option charges	(0.2)%	(0.1)%
Gross profit – total homebuilding	22.6%	22.9%
Selling, general and administrative expense	8.9%	8.3%
Other (income) expense	(0.4)%	(0.4)%
Homebuilding pre-tax income	14.1%	15.0%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.6 billion in the three months ended December 31, 2024 from $1.7 billion in the prior year period and decreased 20 basis points to 22.7% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 30 basis points due to the average cost of our homes closed increasing along with a slight decrease in the average selling price of those homes, partially offset by an increase of 10 basis points due to a decrease in warranty and construction defect costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changes in market conditions during recent years, we have used a higher level of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We expect our incentive levels to remain elevated, assuming similar market conditions and no significant changes in mortgage interest rates.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $21.2 million and $20.3 million in the three months ended December 31, 2024 and 2023, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2024, our homebuilding operations had $8.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $2.0 million of impairment charges recorded in our homebuilding segment during the three months ended December 31, 2024 compared to none in the prior year quarter.

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

During the three months ended December 31, 2024, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $9.8 million compared to $5.5 million in the same period of fiscal 2024.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 6% to $636.6 million in the three months ended December 31, 2024 from $603.4 million in the prior year period. SG&A expense as a percentage of homebuilding revenues was 8.9% in the three months ended December 31, 2024 compared to 8.3% in the prior year period.

Employee compensation and related costs were $493.1 million and $487.3 million in the three months ended December 31, 2024 and 2023, respectively, representing 77% and 81% of SG&A costs in those periods. Our homebuilding operations employed 10,168 and 9,429 people at December 31, 2024 and 2023, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 57% to $17.9 million in the three months ended December 31, 2024 compared to $11.4 million in the prior year period. The increase was primarily due to an increase in the weighted average interest rate of the homebuilding debt outstanding during the period, as well as an increase in the average amount of that debt. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in both periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $29.9 million in the three months ended December 31, 2024 compared to $29.5 million in the prior year period. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2024			2023
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$533.2	$76.2	14.3%	$577.9	$69.5	12.0%
Southwest	1,140.1	168.4	14.8%	1,051.4	134.9	12.8%
South Central	1,486.9	221.3	14.9%	1,669.2	271.6	16.3%
Southeast	1,749.8	222.8	12.7%	1,999.6	329.4	16.5%
East	1,314.5	194.4	14.8%	1,268.3	204.6	16.1%
North	942.7	129.8	13.8%	730.3	86.1	11.8%
	$7,167.2	$1,012.9	14.1%	$7,296.7	$1,096.1	15.0%
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

Northwest Region — Homebuilding revenues decreased 8% in the three months ended December 31, 2024 compared to the prior year period due to a decrease in the number of homes closed, particularly in our Salt Lake City market. The region generated pre-tax income of $76.2 million in the three months ended December 31, 2024 compared to $69.5 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) increased by 370 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the average cost of homes closed decreasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 150 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

Southwest Region — Homebuilding revenues increased 8% in the three months ended December 31, 2024 compared to the prior year period, primarily due to an increase in the number of homes closed, particularly in our Las Vegas market. The region generated pre-tax income of $168.4 million in the three months ended December 31, 2024 compared to $134.9 million in the prior year period. Home sales gross profit percentage increased by 210 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to an increase in the average selling price of homes closed and a decrease in the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses were essentially flat in the three months ended December 31, 2024 compared to the prior year period.

South Central Region — Homebuilding revenues decreased 11% in the three months ended December 31, 2024 compared to the prior year period, primarily due to a decrease in the number of homes closed, particularly in our Fort Worth and Austin markets. The region generated pre-tax income of $221.3 million in the three months ended December 31, 2024 compared to $271.6 million in the prior year period. Home sales gross profit percentage decreased by 50 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 90 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

Southeast Region — Homebuilding revenues decreased 12% in the three months ended December 31, 2024 compared to the prior year period, primarily due to a decrease in the number of homes closed, particularly in our Florida markets. The region generated pre-tax income of $222.8 million in the three months ended December 31, 2024 compared to $329.4 million in the prior year period. Home sales gross profit percentage decreased by 260 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 90 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues increased 4% in the three months ended December 31, 2024 compared to the prior year period, due to an increase in the number of homes closed, particularly in our North Carolina markets. The region generated pre-tax income of $194.4 million in the three months ended December 31, 2024 compared to $204.6 million in the prior year period. Home sales gross profit percentage decreased by 80 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to an increase in employee compensation costs.

North Region — Homebuilding revenues increased 29% in the three months ended December 31, 2024 compared to the prior year period, primarily due to an increase in the number of homes closed, particularly in our Chicago, suburban Washington, D.C. and Iowa markets. The region generated pre-tax income of $129.8 million in the three months ended December 31, 2024 compared to $86.1 million in the prior year period. Home sales gross profit percentage increased by 140 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 70 basis points in the three months ended December 31, 2024 compared to the prior year period, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at December 31, 2024 and September 30, 2024 are summarized as follows:

	December 31, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$786.6	$1,144.3	$15.1	$—	$1,946.0
Southwest	1,222.1	1,954.2	6.8	4.8	3,187.9
South Central	1,724.5	2,194.5	0.3	1.6	3,920.9
Southeast	2,042.0	2,271.6	12.6	2.2	4,328.4
East	1,598.8	2,689.4	—	—	4,288.2
North	1,310.1	1,386.2	—	—	2,696.3
Corporate and unallocated (1)	123.9	159.2	0.5	0.1	283.7
	$8,808.0	$11,799.4	$35.3	$8.7	$20,651.4

	September 30, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$719.6	$1,215.6	$—	$—	$1,935.2
Southwest	1,378.1	1,889.3	6.8	4.7	3,278.9
South Central	1,701.5	2,024.5	0.3	1.7	3,728.0
Southeast	2,146.9	2,124.3	13.1	0.2	4,284.5
East	1,626.4	2,347.3	—	4.5	3,978.2
North	1,287.6	1,262.2	—	1.4	2,551.2
Corporate and unallocated (1)	126.0	148.5	0.3	0.2	275.0
	$8,986.1	$11,011.7	$20.5	$12.7	$20,031.0
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2024 and September 30, 2024 are summarized as follows:

	December 31, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,300	17,500	29,800	2,400
Southwest	21,700	32,200	53,900	3,500
South Central	39,000	118,800	157,800	9,200
Southeast	30,300	132,400	162,700	9,000
East	34,100	126,100	160,200	7,300
North	17,000	58,400	75,400	4,800
	154,400	485,400	639,800	36,200
	24%	76%	100%

	September 30, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	13,000	18,600	31,600	2,100
Southwest	22,200	29,200	51,400	4,200
South Central	39,000	109,600	148,600	9,000
Southeast	29,500	134,300	163,800	9,700
East	32,500	129,300	161,800	7,500
North	16,300	59,400	75,700	4,900
	152,500	480,400	632,900	37,400
	24%	76%	100%
___________________

(1)Land/lots owned included approximately 70,200 and 64,400 owned lots that are fully developed and ready for home construction at December 31, 2024 and September 30, 2024, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2024 and September 30, 2024 was $25.8 billion and $25.2 billion, respectively, secured by earnest money deposits of $2.24 billion and $2.15 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2024 and September 30, 2024 included $2.2 billion and $1.9 billion, respectively, related to lot purchase contracts with Forestar, secured by $225.1 million and $193.3 million, respectively, of earnest money.
(3)Lots controlled at December 31, 2024 included approximately 43,800 lots owned by Forestar, 24,500 of which our homebuilding divisions had under contract to purchase and 19,300 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,700 lots were in our Southeast region, 10,100 lots were in our East region, 9,000 lots were in our South Central region, 6,500 lots were in our North region, 5,200 lots were in our Southwest region and 2,300 lots were in our Northwest region. Lots controlled at September 30, 2024 included approximately 37,700 lots owned by Forestar, 20,500 of which our homebuilding divisions had under contract to purchase and 17,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 25,700 of our homes in inventory were unsold at both December 31, 2024 and September 30, 2024. At December 31, 2024, approximately 10,400 of our unsold homes were completed, of which approximately 1,300 homes had been completed for more than six months. At September 30, 2024, approximately 10,300 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Homes in inventory exclude approximately 2,500 and 2,400 model homes at December 31, 2024 and September 30, 2024, respectively.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three months ended December 31, 2024 and 2023.

	Rental Homes/Units Closed and Revenue
	Three Months Ended December 31,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Single-family	311	379	(18)%	$88.1	$116.1	(24)%	283,300	306,300	(8)%
Multi-family	504	300	68%	129.7	79.2	64%	257,300	264,000	(3)%
	815	679	20%	$217.8	$195.3	12%	267,200	287,600	(7)%

	Three Months Ended December 31,
	2024	2023
	(In millions)
Revenues
Single-family rental	$88.1	$116.1
Multi-family rental and other	129.7	79.2
Total revenues	217.8	195.3
Cost of sales
Single-family rental	73.4	87.2
Multi-family rental and other	106.0	54.1
Inventory and land option charges	3.6	0.4
Total cost of sales	183.0	141.7
Selling, general and administrative expense	46.4	47.4
Other (income) expense	(23.5)	(25.1)
Income before income taxes	$11.9	$31.3

Rental Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended December 31,
	2024	2023
Gross profit — rental	16.0%	27.4%
Selling, general and administrative expense	21.3%	24.3%
Other (income) expense	(10.8)%	(12.9)%
Rental pre-tax income	5.5%	16.0%

Revenues from our rental operations increased to $217.8 million during the three months ended December 31, 2024 from $195.3 million in the prior year period, and pre-tax income decreased to $11.9 million from $31.3 million. The decline in pre-tax income was primarily due to lower gross margins on home and unit closings during the current year period compared to the prior year period.

At December 31, 2024, our rental property inventory of $3.0 billion included $728.3 million of inventory related to our single-family rental operations and $2.3 billion of inventory related to our multi-family rental operations. At September 30, 2024, our rental property inventory of $2.9 billion included $800.3 million of inventory related to our single-family rental operations and $2.1 billion of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at December 31, 2024 and September 30, 2024 consisted of the following:

	Rental Inventory
	December 31, 2024	September 30, 2024
Single-family rental homes (1)	3,140	3,140
Single-family rental lots (2)	1,500	1,910
Multi-family rental units (3)	12,220	11,960
__________
(1)Single-family rental homes at December 31, 2024 consist of 390 homes under construction and 2,750 completed homes compared to 340 homes under construction and 2,800 completed homes at September 30, 2024.
(2)Single-family rental lots at December 31, 2024 consist of 860 undeveloped lots and 640 finished lots compared to 910 undeveloped lots and 1,000 finished lots at September 30, 2024.
(3)Multi-family rental units at December 31, 2024 consist of 7,010 units under construction and 5,210 units that were substantially complete and in the lease-up phase compared to 7,900 units under construction and 4,060 units that were substantially complete at September 30, 2024.

RESULTS OF OPERATIONS – FORESTAR

At December 31, 2024, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 62 markets across 24 states as of December 31, 2024. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023
	(In millions)
Total revenues	$250.4	$305.9
Cost of land/lot sales and other	194.2	232.8
Inventory and land option charges	1.2	0.2
Total cost of sales	195.4	233.0
Selling, general and administrative expense	36.0	28.0
Other (income) expense	(2.9)	(6.3)
Income before income taxes	$21.9	$51.2

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	Lots Sold		Value (In millions)
	2024	2023	2024	2023
Residential single-family lots sold
Lots sold to D.R. Horton	2,112	2,834	$218.6	$273.5
Total lots sold	2,333	3,150	$247.4	$304.2

	December 31, 2024	September 30, 2024
Residential single-family lots in inventory and under contract
Lots owned	68,300	57,800
Lots controlled through land purchase contracts	37,700	37,300
Total lots owned and controlled	106,000	95,100

Owned lots under contract to sell to D.R. Horton	24,500	20,500
Owned lots under contract to customers other than D.R. Horton	700	500
Total owned lots under contract	25,200	21,000

Owned lots subject to right of first offer with D.R. Horton	19,300	17,200
Owned lots fully developed	8,100	6,300

At December 31, 2024 and September 30, 2024, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.7 billion and $2.3 billion, respectively.

Forestar’s inventory and land option charges consisted of $1.2 million and $0.2 million of earnest money and pre-acquisition cost write-offs in the three months ended December 31, 2024 and 2023, respectively. There were no impairment charges recorded in either period.

SG&A expense for the three months ended December 31, 2024 and 2023 included charges of $1.8 million and $1.3 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

The decline in Forestar’s pre-tax income was primarily due to a 26% decrease in the number of lots sold.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
	2024	2023	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	15,041	15,117	(1)%
Number of homes closed by D.R. Horton	19,059	19,340	(1)%
Percentage of D.R. Horton homes financed by DHI Mortgage	79%	78%
Loans sold by DHI Mortgage to third parties	16,896	16,927	—%

	Three Months Ended December 31,
	2024	2023	% Change
	(In millions)
Loan origination and other fees	$19.1	$18.2	5%
Gains on sale of mortgage loans and mortgage servicing rights	120.1	128.7	(7)%
Servicing income	0.5	1.2	(58)%
Total mortgage operations revenues	139.7	148.1	(6)%
Title policy premiums	42.6	44.5	(4)%
Total revenues	182.3	192.6	(5)%
General and administrative expense	154.2	151.5	2%
Other (income) expense	(20.5)	(24.9)	(18)%
Financial services pre-tax income	$48.6	$66.0	(26)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2024	2023
General and administrative expense	84.6%	78.7%
Other (income) expense	(11.2)%	(12.9)%
Financial services pre-tax income	26.7%	34.3%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for virtually all of its total loan volume. In the three months ended December 31, 2024, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased 1%, corresponding to the 1% decrease in the number of homes closed by our homebuilding operations. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 79% in the three months ended December 31, 2024, up from 78% in the prior year period. This increase reflects DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold decreased slightly in the three months ended December 31, 2024 compared to the prior year period. Virtually all of the mortgage loans held for sale on December 31, 2024 were eligible for sale to Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae). During the three months ended December 31, 2024, approximately 69% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 30% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume decreased 1% in the three months ended December 31, 2024, and revenues from our mortgage operations decreased 6% to $139.7 million from $148.1 million in the prior year period. Revenues from our title operations decreased 4% to $42.6 million in the three months ended December 31, 2024 from $44.5 million in the prior year period.

General and administrative (G&A) expense related to our financial services operations increased 2% to $154.2 million in the three months ended December 31, 2024 from $151.5 million in the prior year period. As a percentage of financial services revenues, G&A expense was 84.6% in the three months ended December 31, 2024 compared to 78.7% in the prior year period. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 3,114 and 2,978 people at December 31, 2024 and 2023, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 18% to $20.5 million in the three months ended December 31, 2024 from $24.9 million in the prior year period, primarily due to a decrease in interest income on our loan origination volume.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $11.5 million in the three months ended December 31, 2024 compared to $9.9 million in the prior year period.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2024 was $1.1 billion compared to $1.2 billion in the prior year period. The decrease was primarily due to a decrease in the pre-tax income of our homebuilding operations.

Income Taxes

Our income tax expense for the three months ended December 31, 2024 and 2023 was $258.0 million and $291.8 million, respectively. Our effective tax rate was 23.2% for the three months ended December 31, 2024 compared to 23.4% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient homes tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $142.3 million at December 31, 2024 compared to $182.4 million at September 30, 2024. We have a valuation allowance of $14.9 million at December 31, 2024 and September 30, 2024 related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At December 31, 2024, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.1 billion. $1.5 billion was payable within 12 months, including $786.9 million which is outstanding under our mortgage repurchase facilities and $500 million principal amount of 2.6% homebuilding senior notes maturing in October 2025.

At December 31, 2024, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 17.0% compared to 18.9% at September 30, 2024 and 18.6% at December 31, 2023. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 7.6% at December 31, 2024 compared to 5.2% at September 30, 2024 and 7.8% at December 31, 2023. Over the long term, we intend to maintain our ratio of debt to total capital around or slightly below 20%.

At December 31, 2024, we had outstanding letters of credit of $248.6 million and surety bonds of $3.4 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock and maintain sufficient cash and liquidity levels to support our other operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional bank financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations for the next 12 months and for the foreseeable future thereafter.

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2024, cash and cash equivalents of our homebuilding segment totaled $2.5 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $1.965 billion maturing on December 18, 2029 and $265 million maturing on October 28, 2027. The facility has an uncommitted accordion feature that could increase its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were no borrowings outstanding and $221.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.01 billion.

Our homebuilding revolving credit facility imposes restrictions on our operations and activities, including requiring the maintenance of a maximum allowable leverage ratio and a borrowing base restriction if our leverage ratio exceeds a certain level. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. The credit agreement governing the facility imposes restrictions on the creation of secured debt and liens. At December 31, 2024, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility.

Public Unsecured Debt — At December 31, 2024, we had $2.3 billion principal amount of homebuilding senior notes outstanding that were scheduled to mature from October 2025 through October 2034. In October 2024, we repaid $500 million principal amount of our 2.5% senior notes at maturity.

The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens. At December 31, 2024, we were in compliance with all of the limitations and restrictions associated with our public debt obligations.

Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly-owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities and up to $4.0 billion of our common stock, replacing the previous authorizations. During the three months ended December 31, 2024, we repurchased 6.8 million shares at a total cost, including commissions and excise taxes, of $1.1 billion. At December 31, 2024, the full amount of the debt repurchase authorization was remaining, and $2.5 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $3.0 billion at December 31, 2024 compared to $2.9 billion at September 30, 2024 and $3.0 billion at December 31, 2023.

Cash and Cash Equivalents — At December 31, 2024, cash and cash equivalents of our rental segment totaled $113.0 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. Borrowings and repayments under the facility totaled $560 million and $255 million, respectively, during the three months ended December 31, 2024. At December 31, 2024, there were $1.05 billion of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in no available capacity.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2024, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

The achievement of Forestar’s long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At December 31, 2024, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 33.3% compared to 30.7% at September 30, 2024 and 33.4% at December 31, 2023. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 29.5% compared to 12.4% at September 30, 2024 and 14.9% at December 31, 2023.

Cash and Cash Equivalents — At December 31, 2024, Forestar had cash and cash equivalents of $132.0 million.

Bank Credit Facility — Forestar has a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. The facility includes bank commitments of $575 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2024, there were $100 million of borrowings outstanding at a 5.9% annual interest rate and $27.5 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $512.5 million.

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

Unsecured Debt — As of December 31, 2024, Forestar had $700 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. These notes include $400 million principal amount of 3.85% senior notes that mature in May 2026 and $300 million principal amount of 5.0% senior notes that mature in March 2028.

At December 31, 2024, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations.

Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly-owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at December 31, 2024, and the authorization has no expiration date.

Issuance of Common Stock — During the three months ended December 31, 2024, there were no shares issued under Forestar’s ATM program. At December 31, 2024, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2024, cash and cash equivalents of our financial services segment totaled $238.6 million.

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

The committed mortgage repurchase facility has a total capacity of $1.6 billion and a maturity date of May 9, 2025. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At December 31, 2024, DHI Mortgage had an obligation of $669.8 million under the committed mortgage repurchase facility at a 6.0% annual interest rate.

At December 31, 2024, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $117.1 million at a 5.7% annual interest rate.

At December 31, 2024, $1.67 billion of mortgage loans held for sale with a collateral value of $1.64 billion were pledged under the committed mortgage repurchase facility, and $129.2 million of mortgage loans held for sale with a collateral value of $120.4 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At December 31, 2024, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

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

Operating Cash Flow Activities

In the three months ended December 31, 2024, net cash provided by operating activities was $646.7 million compared to $153.4 million of cash used in operating activities in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $813.3 million and $552.0 million of cash provided by our financial services and homebuilding segments, respectively, partially offset by $449.9 million and $283.3 million of cash used in our Forestar and rental segments.

Cash provided by a decrease in construction in progress and finished home inventory was $181.7 million in the current year period, reflecting a decrease in our homes in inventory in the current period. Cash used to increase residential land and lots was $1.2 billion in the current year period compared to $937.8 million in the prior year period.

Investing Cash Flow Activities

In the three months ended December 31, 2024, net cash used in investing activities was $57.1 million compared to $39.3 million in the prior year period. In the current year period, uses of cash included the payment of $51.0 million related to a business acquisition in our South Central region and purchases of property and equipment totaling $13.3 million. In the prior year period, uses of cash included purchases of property and equipment totaling $47.6 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2024, net cash used in financing activities was $2.1 billion, consisting primarily of cash used to repurchase shares of our common stock of $1.1 billion, net payments on our mortgage repurchase facilities of $746.9 million, repayment of $500 million principal amount of our 2.5% homebuilding senior notes at maturity and payment of cash dividends totaling $128.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $305 million.

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

During the three months ended December 31, 2024, our Board of Directors approved a quarterly cash dividend of $0.40 per common share, which was paid on November 19, 2024 to stockholders of record on November 12, 2024. In January 2025, our Board of Directors approved a quarterly cash dividend of $0.40 per common share, payable on February 14, 2025 to stockholders of record on February 7, 2025. Cash dividends of $0.30 per common share were approved and paid in each quarter of fiscal 2024. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of December 31, 2024, D.R. Horton, Inc. had $2.3 billion principal amount of homebuilding senior notes outstanding due through October 2034 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	December 31, 2024	September 30, 2024
	(In millions)
Assets
Cash	$2,463.1	$3,542.4
Inventories	20,667.0	20,152.9
Amount due from Non-Guarantor Subsidiaries	1,363.2	1,393.2
Total assets	28,183.9	28,865.7
Liabilities & Stockholders’ Equity
Notes payable	$2,448.2	$2,926.8
Total liabilities	6,200.9	6,455.0
Stockholders’ equity	21,983.0	22,410.7

Summarized Statement of Operations Data	Three Months Ended December 31, 2024	Year Ended September 30, 2024
	(In millions)
Revenues	$7,113.0	$33,756.1
Cost of sales	5,502.8	25,896.3
Selling, general and administrative expense	623.7	2,497.2
Income before income taxes	1,008.5	5,423.0
Net income	774.4	4,148.9

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2024, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2024, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2024, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2024 and September 30, 2024, we had reserves for approximately 880 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2024, we were notified of approximately 120 new construction defect claims and resolved 65 construction defect claims for a total cost of $5.8 million. At December 31, 2023 and September 30, 2023, we had reserves for approximately 565 and 600 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2023, we were notified of approximately 85 new construction defect claims and resolved 120 construction defect claims for a total cost of $34.9 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2024, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2024 and 2023 was not significant, is recognized in current earnings. At December 31, 2024, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $3.5 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.0 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.7 billion at December 31, 2024.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At December 31, 2024 and September 30, 2024, we had MBS totaling $673.5 million and $637.9 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $3.4 million and $2.4 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2024. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2024.

	Nine Months Ending September 30, 2025	Fiscal Year Ending September 30,							Fair Value at December 31, 2024
		2026	2027	2028	2029	2030	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$154.1	$910.3	$600.4	$800.0	$17.5	$—	$700.0	$3,182.3	$3,052.9
Average interest rate	4.5%	3.4%	1.5%	3.0%	6.0%	—%	5.3%	3.4%
Variable rate	$786.9	$—	$—	$1,050.0	$—	$100.0	$—	$1,936.9	$1,936.9
Average interest rate	6.0%	—%	—%	6.2%	—%	5.9%	—%	6.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against D.R. Horton, Inc. and Forestar regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief, including restoration of impacted waters, and civil penalties. We are seeking to resolve these matters through further discussions with MDE. We do not believe it is reasonably possible that this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $4.0 billion common stock repurchase authorization, which was approved by our Board of Directors in July 2024. The authorization has no expiration date. During the three months ended December 31, 2024, we repurchased 6.8 million shares of our common stock at a total cost, including commissions and excise taxes, of $1.1 billion. At December 31, 2024, there was $2.5 billion remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
October 2024	2,104,051	$183.28	2,104,051	$3,251.1
November 2024	1,544,497	168.04	1,544,497	2,991.5
December 2024	3,154,219	145.08	3,154,219	2,533.9
Total	6,802,767	$162.11	6,802,767	$2,533.9

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in October and December 2024 included 1,612,755 shares and 1,676,373 shares, respectively, purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Amended and Restated Stockholder’s Agreement, dated October 28, 2024, by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).

10.2
Amendment No. 12 to Credit Agreement, dated December 18, 2024, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).

10.3
Amendment No. 4 to Credit Agreement, dated December 18, 2024, by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on December 23, 2024).

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

D.R. HORTON, INC.
Date:	January 23, 2025	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	January 23, 2025	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)