Form 10-Q
period 2025-06-30
HORTON D R INC /DE/
filed 2025-07-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 17, 2025, there were 298,123,529 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,614.0	$4,516.4
Restricted cash	50.9	27.6
Total cash, cash equivalents and restricted cash	2,664.9	4,544.0
Inventories:
Construction in progress and finished homes	9,024.3	8,875.8
Residential land and lots — developed and under development	14,252.7	12,948.1
Land held for development	286.9	160.6
Land held for sale	29.8	12.7
Rental properties	3,132.4	2,906.0
Total inventory	26,726.1	24,903.2
Mortgage loans held for sale	2,767.7	2,477.5
Deferred income taxes, net of valuation allowance of $14.8 million and $14.9 million at June 30, 2025 and September 30, 2024, respectively	66.5	167.5
Property and equipment, net	559.7	531.0
Other assets	3,447.5	3,317.6
Goodwill	163.5	163.5
Total assets	$36,395.9	$36,104.3
LIABILITIES
Accounts payable	$1,388.8	$1,345.5
Accrued expenses and other liabilities	3,165.4	3,016.7
Notes payable	7,248.7	5,917.7
Total liabilities	11,802.9	10,279.9
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 403,939,994 shares issued and 298,945,018 shares outstanding at June 30, 2025 and 402,848,342 shares issued and 324,027,360 shares outstanding at September 30, 2024	4.0	4.0
Additional paid-in capital	3,536.7	3,490.7
Retained earnings	30,254.5	27,951.0
Treasury stock, 104,994,976 shares and 78,820,982 shares at June 30, 2025 and September 30, 2024, respectively, at cost	(9,742.3)	(6,132.9)
Stockholders’ equity	24,052.9	25,312.8
Noncontrolling interests	540.1	511.6
Total equity	24,593.0	25,824.4
Total liabilities and equity	$36,395.9	$36,104.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data) (Unaudited)
Revenues	$9,225.7	$9,965.7	$24,572.6	$26,798.8
Cost of sales	7,016.5	7,323.7	18,553.1	19,817.7
Selling, general and administrative expense	944.3	923.6	2,721.1	2,639.2
Other (income) expense	(93.2)	(80.6)	(236.7)	(233.1)
Income before income taxes	1,358.1	1,799.0	3,535.1	4,575.0
Income tax expense	325.0	432.2	831.0	1,068.8
Net income	1,033.1	1,366.8	2,704.1	3,506.2
Net income attributable to noncontrolling interests	8.5	13.2	24.2	33.2
Net income attributable to D.R. Horton, Inc.	$1,024.6	$1,353.6	$2,679.9	$3,473.0

Net income per share attributable to D.R. Horton, Inc.
Basic	$3.37	$4.12	$8.57	$10.50
Diluted	$3.36	$4.10	$8.53	$10.43

Weighted average shares outstanding
Basic	304.1	328.4	312.7	330.9
Diluted	304.9	330.1	314.1	333.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	844.9	—	7.0	851.9
Stock issued under employee benefit plans (427,607 shares)	—	2.5	—	—	—	2.5
Cash paid for shares withheld for taxes	—	(27.6)	—	—	—	(27.6)
Stock-based compensation expense	—	43.0	—	—	—	43.0
Cash dividends declared ($0.40 per share)	—	—	(128.5)	—	—	(128.5)
Repurchases of common stock (6,802,767 shares)	—	—	—	(1,102.8)	—	(1,102.8)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at December 31, 2024 (317,652,200 shares)	$4.0	$3,508.2	$28,667.4	$(7,235.7)	$519.0	$25,462.9
Net income	—	—	810.4	—	8.7	819.1
Stock issued under employee benefit plans (633,434 shares)	—	8.4	—	—	—	8.4
Cash paid for shares withheld for taxes	—	(35.8)	—	—	—	(35.8)
Stock-based compensation expense	—	32.2	—	—	—	32.2
Cash dividends declared ($0.40 per share)	—	—	(125.5)	—	—	(125.5)
Repurchases of common stock (9,656,574 shares)	—	—	—	(1,303.1)	—	(1,303.1)
Change of ownership interest in Forestar	—	(3.4)	—	—	3.9	0.5
Balances at March 31, 2025 (308,629,060 shares)	$4.0	$3,509.6	$29,352.3	$(8,538.8)	$531.6	$24,858.7
Net income	—	—	1,024.6	—	8.5	1,033.1
Stock issued under employee benefit plans (30,611 shares)	—	2.0	—	—	—	2.0
Cash paid for shares withheld for taxes	—	(0.8)	—	—	—	(0.8)
Stock-based compensation expense	—	25.9	—	—	—	25.9
Cash dividends declared ($0.40 per share)	—	—	(122.4)	—	—	(122.4)
Repurchases of common stock (9,714,653 shares)	—	—	—	(1,203.5)	—	(1,203.5)
Balances at June 30, 2025 (298,945,018 shares)	$4.0	$3,536.7	$30,254.5	$(9,742.3)	$540.1	$24,593.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9
Net income	—	—	947.4	—	8.3	955.7
Exercise of stock options (68,095 shares)	—	1.6	—	—	—	1.6
Stock issued under employee benefit plans (598,824 shares)	—	3.1	—	—	—	3.1
Cash paid for shares withheld for taxes	—	(37.5)	—	—	—	(37.5)
Stock-based compensation expense	—	40.9	—	—	—	40.9
Cash dividends declared ($0.30 per share)	—	—	(99.9)	—	—	(99.9)
Repurchases of common stock (3,325,150 shares)	—	—	—	(398.3)	—	(398.3)
Change of ownership interest in Forestar	—	(0.1)	—	—	0.1	—
Balances at December 31, 2023 (332,190,334 shares)	$4.0	$3,440.2	$24,437.3	$(4,728.1)	$450.1	$23,603.5
Net income	—	—	1,172.1	—	11.6	1,183.7
Exercise of stock options (151,568 shares)	—	3.6	—	—	—	3.6
Stock issued under employee benefit plans (604,209 shares)	—	6.9	—	—	—	6.9
Cash paid for shares withheld for taxes	—	(44.1)	—	—	—	(44.1)
Stock-based compensation expense	—	25.0	—	—	—	25.0
Cash dividends declared ($0.30 per share)	—	—	(99.2)	—	—	(99.2)
Repurchases of common stock (2,749,810 shares)	—	—	—	(402.2)	—	(402.2)
Change of ownership in Forestar	—	—	—	—	19.2	19.2
Balances at March 31, 2024 (330,196,301 shares)	$4.0	$3,431.6	$25,510.2	$(5,130.3)	$480.9	$24,296.4
Net income	—	—	1,353.6	—	13.2	1,366.8
Stock issued under employee benefit plans (146,514 shares)	—	1.9	—	—	—	1.9
Cash paid for shares withheld for taxes	—	(1.3)	—	—	—	(1.3)
Stock-based compensation expense	—	26.8	—	—	—	26.8
Cash dividends declared ($0.30 per share)	—	—	(98.5)	—	—	(98.5)
Repurchases of common stock (2,969,378 shares)	—	—	—	(441.4)	—	(441.4)
Change of ownership interest in Forestar	—	(0.1)	—	—	0.1	—
Balances at June 30, 2024 (327,373,437 shares)	$4.0	$3,458.9	$26,765.3	$(5,571.7)	$494.2	$25,150.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2025	2024
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$2,704.1	$3,506.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.9	63.5
Stock-based compensation expense	101.1	92.7
Deferred income taxes	101.2	29.9
Inventory and land option charges	100.8	34.4
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(146.1)	(863.0)
Increase in residential land and lots – developed, under development, held for development and held for sale	(1,481.1)	(2,012.1)
Increase in rental properties	(230.8)	(375.7)
Increase in other assets	(136.5)	(154.4)
Increase in mortgage loans held for sale	(290.2)	(58.9)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	152.7	(34.4)
Net cash provided by operating activities	949.1	228.2
INVESTING ACTIVITIES
Expenditures for property and equipment	(93.6)	(133.3)
Proceeds from sale of assets	18.4	14.9
Payments related to business acquisitions, net of cash acquired	(53.1)	(37.9)
Other investing activities	4.8	(4.8)
Net cash used in investing activities	(123.5)	(161.1)
FINANCING ACTIVITIES
Proceeds from notes payable	3,012.0	1,270.0
Repayment of notes payable	(1,891.1)	(640.4)
Borrowings on mortgage repurchase facilities, net	170.4	21.8
Proceeds from stock associated with certain employee benefit plans	8.5	12.2
Cash paid for shares withheld for taxes	(64.2)	(82.9)
Cash dividends paid	(376.4)	(297.5)
Repurchases of common stock	(3,576.3)	(1,230.3)
Net proceeds from issuance of Forestar common stock	—	19.7
Net other financing activities	12.4	(19.8)
Net cash used in financing activities	(2,704.7)	(947.2)
Net decrease in cash, cash equivalents and restricted cash	(1,879.1)	(880.1)
Cash, cash equivalents and restricted cash at beginning of period	4,544.0	3,900.1
Cash, cash equivalents and restricted cash at end of period	$2,664.9	$3,020.0

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$5.5	$43.4
Reduction of notes payable upon deconsolidation of variable interest entity	$—	$(127.8)
Stock issued under employee incentive plans	$147.2	$173.2
Repurchases of common stock not settled	$23.2	$1.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of June 30, 2025, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2025 or subsequent periods.

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
June 30, 2025
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

The Company’s homebuilding divisions design, build and sell single-family detached homes on lots they develop and on fully developed lots purchased ready for home construction. To a lesser extent, the homebuilding divisions also build and sell attached homes, such as townhomes and duplexes. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

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

Forestar

The Forestar segment is a residential lot development company with operations in 64 markets across 23 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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
June 30, 2025
The accounting policies of the reporting segments are described throughout Note A included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2024. Financial information relating to the Company’s reporting segments is as follows:

	June 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,962.4	$160.3	$189.2	$268.0	$34.1	$2,614.0
Restricted cash	24.3	1.9	—	24.7	—	50.9
Inventories:
Construction in progress and finished homes	9,142.4	—	—	—	(118.1)	9,024.3
Residential land and lots — developed and under development	11,888.0	—	2,574.6	—	(209.9)	14,252.7
Land held for development	38.0	—	248.9	—	—	286.9
Land held for sale	29.8	—	—	—	—	29.8
Rental properties	—	3,141.6	—	—	(9.2)	3,132.4
	21,098.2	3,141.6	2,823.5	—	(337.2)	26,726.1
Mortgage loans held for sale	—	—	—	2,767.7	—	2,767.7
Deferred income taxes, net	121.6	(14.7)	—	—	(40.4)	66.5
Property and equipment, net	525.4	1.6	7.7	4.0	21.0	559.7
Other assets	3,176.3	43.7	100.0	227.6	(100.1)	3,447.5
Goodwill	134.3	—	—	—	29.2	163.5
	$27,042.5	$3,334.4	$3,120.4	$3,292.0	$(393.4)	$36,395.9
Liabilities
Accounts payable	$1,163.7	$347.7	$67.2	$0.3	$(190.1)	$1,388.8
Accrued expenses and other liabilities	2,754.9	39.8	500.1	367.6	(497.0)	3,165.4
Notes payable	3,651.7	1,020.0	872.8	1,704.2	—	7,248.7
	$7,570.3	$1,407.5	$1,440.1	$2,072.1	$(687.1)	$11,802.9
______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025

	Three Months Ended June 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,561.0	$—	$—	$—	$—	$8,561.0
Land/lot sales and other	19.8	—	390.5	—	(354.1)	56.2
Rental property sales	—	380.7	—	—	—	380.7
Financial services	—	—	—	227.8	—	227.8
	8,580.8	380.7	390.5	227.8	(354.1)	9,225.7
Cost of sales
Home sales (2)	6,691.6	—	—	—	(62.2)	6,629.4
Land/lot sales and other	17.0	—	308.9	—	(288.0)	37.9
Rental property sales	—	295.6	—	—	(0.6)	295.0
Inventory and land option charges	51.9	0.4	1.9	—	—	54.2
	6,760.5	296.0	310.8	—	(350.8)	7,016.5
Selling, general and administrative expense	670.0	61.4	37.4	171.0	4.5	944.3
Other (income) expense	(36.0)	(31.5)	(1.3)	(24.5)	0.1	(93.2)
Income before income taxes	$1,186.3	$54.8	$43.6	$81.3	$(7.9)	$1,358.1
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025

	Nine Months Ended June 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,887.9	$—	$—	$—	$—	$22,887.9
Land/lot sales and other	63.1	—	991.9	—	(828.3)	226.7
Rental property sales	—	835.0	—	—	—	835.0
Financial services	—	—	—	623.0	—	623.0
	22,951.0	835.0	991.9	623.0	(828..3)	24,572.6
Cost of sales
Home sales (2)	17,828.4	—	—	—	(165.3)	17,663.1
Land/lot sales and other	33.7	—	774.1	—	(675.8)	132.0
Rental property sales	—	657.8	—	—	(0.6)	657.2
Inventory and land option charges	93.2	4.3	3.9	—	(0.6)	100.8
	17,955.3	662.1	778.0	—	(842.3)	18,553.1
Selling, general and administrative expense	1,944.5	165.8	111.8	485.4	13.6	2,721.1
Other (income) expense	(83.0)	(82.3)	(4.1)	(65.4)	(1.9)	(236.7)
Income before income taxes	$3,134.2	$89.4	$106.2	$203.0	$2.3	$3,535.1

Summary Cash Flow Information
Depreciation and amortization	$68.1	$1.5	$2.6	$1.4	$0.3	$73.9
Cash provided by (used in) operating activities	$1,738.6	$(294.5)	$(453.9)	$(20.1)	$(21.0)	$949.1
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
June 30, 2025

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
June 30, 2025

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025

Homebuilding Inventories by Reporting Segment (1)	June 30, 2025	September 30, 2024
	(In millions)
Northwest	$1,928.9	$1,935.2
Southwest	3,226.6	3,278.9
South Central	4,213.1	3,728.0
Southeast	4,182.7	4,284.5
East	4,601.7	3,978.2
North	2,637.1	2,551.2
Corporate and unallocated (2)	308.1	275.0
	$21,098.2	$20,031.0
____________________________
(1)Homebuilding inventories are the only assets included in the measure of homebuilding segment assets used by the Company’s chief operating decision makers.
(2)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.

Homebuilding Results by Reporting Segment	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Northwest	$698.9	$725.0	$1,892.5	$2,045.0
Southwest	1,182.4	1,313.7	3,386.2	3,648.5
South Central	1,940.8	2,013.0	4,958.4	5,643.3
Southeast	1,923.5	2,417.2	5,287.1	6,602.6
East	1,668.5	1,709.6	4,343.1	4,419.7
North	1,166.7	1,063.0	3,083.7	2,652.7
	$8,580.8	$9,241.5	$22,951.0	$25,011.8
Income before Income Taxes
Northwest	$116.4	$121.2	$286.3	$300.0
Southwest	152.7	209.4	444.4	515.3
South Central	290.2	368.7	719.9	986.9
Southeast	224.6	404.1	658.7	1,095.0
East	230.4	314.9	596.6	774.0
North	172.0	153.9	428.3	354.7
	$1,186.3	$1,572.2	$3,134.2	$4,025.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2025, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $72.1 million were impaired on a non-recurring basis using Level 3 inputs. As a result, impairment charges of $15.9 million were recorded during the three months ended June 30, 2025 to reduce the carrying value of the related inventories to fair value. During the nine months ended June 30, 2025, impairment charges totaled $24.5 million. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in the nine months ended June 30, 2024.

During the three and nine months ended June 30, 2025, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $38.3 million and $76.3 million, respectively, compared to $14.8 million and $28.8 million in the prior year periods. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2025	September 30, 2024
	(In millions)
Homebuilding
Revolving credit facility	$—	$—
2.5% senior notes due 2024	—	500.0
2.6% senior notes due 2025 (1)	499.7	499.0
1.3% senior notes due 2026 (1)	598.5	597.7
1.4% senior notes due 2027 (1)	498.0	497.4
4.85% senior notes due 2030 (1)	495.4	—
5.0% senior notes due 2034 (1)	687.5	686.5
5.5% senior notes due 2035 (1)	693.4	—
Other notes	179.2	146.2
	3,651.7	2,926.8
Rental
Revolving credit facility	1,020.0	745.0
Other notes	—	5.7
	1,020.0	750.7
Forestar
Revolving credit facility	—	—
3.85% senior notes due 2026 (2)	70.4	398.4
5.0% senior notes due 2028 (2)	298.5	298.1
6.5% senior notes due 2033 (2)	494.0	—
Other notes	9.9	9.9
	872.8	706.4
Financial Services
Mortgage repurchase facilities:
Committed facility	1,252.5	1,229.3
Uncommitted facility	451.7	304.5
	1,704.2	1,533.8
Total notes payable (3)	$7,248.7	$5,917.7
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $20.0 million and $11.7 million at June 30, 2025 and September 30, 2024, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $7.6 million and $3.5 million at June 30, 2025 and September 30, 2024, respectively.
(3)The fair value of notes payable at June 30, 2025 totaled $7.2 billion, of which $4.3 billion were measured using Level 2 inputs and $2.9 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2024 totaled $5.9 billion, of which $3.4 billion were measured using Level 2 inputs and $2.5 billion were measured using Level 3 inputs. The Level 2 inputs primarily relate to senior notes, and the Level 3 inputs primarily relate to the revolving credit and mortgage repurchase facilities and approximate carrying value due to their short-term nature and/or floating interest rate terms.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
Homebuilding

The Company has a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The facility includes an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. In June 2025, the Company utilized this accordion feature, increasing the facility’s size to $2.305 billion through an additional commitment. Of the total commitments, $2.04 billion mature on December 18, 2029, and $265 million mature on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $244.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.06 billion.

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

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined. In October 2024, the Company repaid $500 million principal amount of its 2.5% senior notes at maturity. In February 2025, the Company issued $700 million principal amount of 5.5% senior notes due October 15, 2035, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.6%. In May 2025, the Company issued $500 million principal amount of 4.85% senior notes due October 15, 2030, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.1%. The indenture governing the senior notes imposes restrictions on the creation of secured debt and liens.

At June 30, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations. The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2025.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At June 30, 2025, there were $1.02 billion of borrowings outstanding at a 6.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $30 million.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

Forestar has a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. Of the total commitments, $575 million mature on December 18, 2029, and $65 million mature on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $37.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $602.8 million.

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

At June 30, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2025.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
Financial Services

The Company’s mortgage subsidiary, DHI Mortgage, has two mortgage repurchase facilities, one of which is committed and the other of which is uncommitted, that provide financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the loans upon their sale to third-party purchasers in the secondary market or within specified time frames in accordance with the terms of the mortgage repurchase facilities.

In May 2025, the committed mortgage repurchase facility was amended to reduce its capacity to $1.4 billion and extend its maturity date to May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2025, DHI Mortgage had an obligation of $1.3 billion under the committed mortgage repurchase facility at a 6.0% annual interest rate.

At June 30, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $451.7 million at a 5.6% annual interest rate.

At June 30, 2025, $2.22 billion of mortgage loans held for sale with a collateral value of $2.17 billion were pledged under the committed mortgage repurchase facility, and $535.9 million of mortgage loans held for sale with a collateral value of $501.1 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2025 and fiscal 2024, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Capitalized interest, beginning of period	$394.5	$318.7	$355.1	$286.4
Interest incurred (1)	71.3	54.5	173.2	147.6
Interest charged to cost of sales	(38.4)	(35.3)	(100.9)	(96.1)
Capitalized interest, end of period	$427.4	$337.9	$427.4	$337.9
__________________
(1)    Interest incurred includes (a) interest on the Company’s mortgage repurchase facilities of $10.3 million and $25.8 million in the three and nine months ended June 30, 2025, respectively, and $16.0 million and $44.3 million in the prior year periods; (b) Forestar interest of $13.4 million and $32.3 million in the three and nine months ended June 30, 2025, respectively, and $8.2 million and $24.5 million in the prior year periods; and (c) interest on the rental revolving credit facility of $16.6 million and $45.3 million in the three and nine months ended June 30, 2025, respectively, and $18.8 million and $44.6 million in the prior year periods.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2025, mortgage loans held for sale of $2.77 billion had an aggregate outstanding principal balance of $2.86 billion. At September 30, 2024, mortgage loans held for sale of $2.48 billion had an aggregate outstanding principal balance of $2.49 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the nine months ended June 30, 2025 and 2024, mortgage loans originated totaled $17.08 billion and $17.73 billion, respectively, and mortgage loans sold totaled $16.68 billion and $17.68 billion, respectively. The Company had gains on sales of loans and servicing rights of $152.8 million and $423.9 million during the three and nine months ended June 30, 2025, respectively, compared to $162.6 million and $444.0 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2025, approximately 72% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 26% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2025 and September 30, 2024, the Company had mortgage-backed securities (MBS) totaling $880.5 million and $637.9 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded a liability of $6.8 million and an asset of $2.4 million at June 30, 2025 and September 30, 2024, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2025 and September 30, 2024, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $2.7 billion and $2.0 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2025 was $325.0 million and $831.0 million, respectively, compared to $432.2 million and $1.1 billion in the prior year periods. The effective tax rate was 23.9% and 23.5% for the three and nine months ended June 30, 2025, respectively, compared to 24.0% and 23.4% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

The Company’s deferred tax assets, net of deferred tax liabilities, were $81.3 million at June 30, 2025 compared to $182.4 million at September 30, 2024. The Company has a valuation allowance of $14.8 million and $14.9 million at June 30, 2025 and September 30, 2024, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). The new law terminates the energy efficient home tax credit for homes closing after June 30, 2026 and enacts certain other tax provisions that will impact the Company’s financial statements. The termination of the energy efficient home tax credit will result in a reduced tax benefit beginning in fiscal 2026. The Company recognized a tax benefit related to the energy efficient home tax credit of $70.4 million in fiscal 2024 and $30.8 million in the nine months ended June 30, 2025. The Company is evaluating the impact of other tax provisions within the new law; however, none of the other tax provisions are expected to have a significant impact on the Company’s financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. For the three and nine months ended June 30, 2025, the Company excluded 1.2 million and 0.8 million employee stock awards, respectively, from the calculation of diluted earnings per share as the impact of these awards was anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Numerator:
Net income attributable to D.R. Horton, Inc.	$1,024.6	$1,353.6	$2,679.9	$3,473.0
Denominator:
Denominator for basic earnings per share — weighted average shares	304.1	328.4	312.7	330.9
Effect of dilutive securities:
Employee stock awards	0.8	1.7	1.4	2.1
Denominator for diluted earnings per share — adjusted weighted average shares	304.9	330.1	314.1	333.0
Basic net income per share attributable to D.R. Horton, Inc.	$3.37	$4.12	$8.57	$10.50
Diluted net income per share attributable to D.R. Horton, Inc.	$3.36	$4.10	$8.53	$10.43

NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. During the nine months ended June 30, 2025, the Company repurchased 26.2 million shares of its common stock at a total cost, including commissions and excise taxes, of $3.6 billion, of which $2.6 billion was repurchased under the previous authorization. At June 30, 2025, there was $4.0 billion remaining on the repurchase authorization.

During each of the first three quarters of fiscal 2025, the Board of Directors approved a quarterly cash dividend of $0.40 per common share, the most recent of which was paid on May 9, 2025 to stockholders of record on May 2, 2025. Cash dividends declared and paid in the three and nine months ended June 30, 2025 totaled $122.4 million and $376.4 million, respectively. In July 2025, the Board of Directors approved a quarterly cash dividend of $0.40 per common share, payable on August 14, 2025 to stockholders of record on August 7, 2025.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During the nine months ended June 30, 2025, there were no shares issued under the ATM program. At June 30, 2025, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
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

In October 2024, the Company granted 327,717 PSUs to its executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position compared to its peers in achieving each of the performance criteria and can range from 0% to 300% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2027. The grant date fair value of these equity awards was $176.39 per unit. Compensation expense related to this grant was $4.8 million and $14.5 million in the three and nine months ended June 30, 2025, respectively, based on an estimate of the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2025, the Company granted approximately 610,000 RSUs to approximately 1,600 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $156.12 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.6 million and $20.2 million in the three and nine months ended June 30, 2025, respectively. Compensation expense in the nine month period included $8.3 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s equity awards was $23.4 million and $93.2 million during the three and nine months ended June 30, 2025, respectively, compared to $25.0 million and $84.4 million during the three and nine months ended June 30, 2024.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Warranty liability, beginning of period	$557.3	$544.6	$566.9	$512.4
Warranties issued	51.5	58.1	138.5	156.6
Changes in liability for pre-existing warranties	(13.4)	(4.9)	(51.4)	(12.5)
Settlements made	(30.7)	(30.2)	(89.3)	(88.9)
Warranty liability, end of period	$564.7	$567.6	$564.7	$567.6

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $1.0 billion and $949.6 million at June 30, 2025 and September 30, 2024, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 98% and 97% of these reserves related to construction defect matters at June 30, 2025 and September 30, 2024, respectively. Expenses related to the Company’s legal contingencies were $142.5 million and $107.9 million in the nine months ended June 30, 2025 and 2024, respectively.

Changes in the Company’s legal claims reserves during the nine months ended June 30, 2025 and 2024 were as follows:

	Nine Months Ended June 30,
	2025	2024
	(In millions)
Reserves for legal claims, beginning of period	$949.6	$858.9
Increase in reserves	132.3	112.1
Payments	(45.8)	(59.9)
Reserves for legal claims, end of period	$1,036.1	$911.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $138.5 million, $156.8 million and $158.6 million at June 30, 2025, September 30, 2024 and June 30, 2024, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At June 30, 2025, the Company had total deposits of $2.3 billion, consisting of cash deposits of $2.1 billion and promissory notes and surety bonds of $154.9 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $25.7 billion. Of these amounts, $223.2 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.2 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2025, representing $206.7 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $206.7 million remaining purchase price subject to specific performance provisions, $169.2 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2025, Forestar reimbursed the homebuilding segment $4.2 million and $18.8 million, respectively, for previously paid earnest money and $9.5 million and $17.7 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2024, Forestar reimbursed the homebuilding segment $4.0 million and $22.7 million, respectively, for previously paid earnest money and $4.4 million and $15.1 million, respectively, for such pre-acquisition and due diligence costs.

Other Commitments

At June 30, 2025, the Company had outstanding surety bonds of $3.4 billion and letters of credit of $281.5 million to secure performance under various contracts. Of the total letters of credit, $244.3 million were issued under the homebuilding revolving credit facility and $37.2 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2025
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
	(In millions)
Earnest money and refundable deposits	$2,334.4	$2,210.6
Water rights and other water-related assets	332.8	319.1
Insurance receivables	138.5	156.8
Other receivables	152.9	147.1
Prepaid assets	106.8	117.9
Contract assets - insurance agency commissions	127.0	117.5
Margin deposits related to hedging instruments	47.9	71.3
Lease right of use assets	50.4	51.4
Interest rate lock commitments	62.4	44.5
Mortgage servicing rights	19.8	5.9
Mortgage hedging instruments and commitments	6.8	2.8
Other	67.8	72.7
	$3,447.5	$3,317.6

The Company’s accrued expenses and other liabilities at June 30, 2025 and September 30, 2024 were as follows:

	June 30, 2025	September 30, 2024
	(In millions)
Reserves for legal claims	$1,036.1	$949.6
Employee compensation and related liabilities	565.4	569.7
Warranty liability	564.7	566.9
Inventory related accruals	477.2	451.2
Customer deposits	106.6	99.7
Accrued property taxes	62.1	77.6
Mortgage hedging instruments and commitments	60.6	63.0
Lease liabilities	53.1	53.3
Accrued interest	48.6	34.8
Federal and state income tax liabilities	54.0	27.7
Other	137.0	123.2
	$3,165.4	$3,016.7

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

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 126 markets across 36 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “DHI.” Our listing on NYSE Texas became effective in June 2025. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Our homebuilding operations are our core business and primarily include the construction and sale of single-family homes with sales prices generally ranging from $250,000 to more than $1,000,000, with an average closing price of $372,200 during the nine months ended June 30, 2025. Approximately 84% of our home sales revenue in the nine months ended June 30, 2025 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes and duplexes.

We have closed more than 1.2 million homes during our 46-year history, and we have been the largest volume homebuilder in the United States every year since 2002. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

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

At June 30, 2025, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers after origination. Our wholly owned subsidiary title companies serve as title insurance agents by providing title insurance policies, examination, underwriting and closing services primarily to our homebuilding customers.

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

OVERVIEW

During the nine months ended June 30, 2025, our number of homes closed and our home sales revenues decreased 7% and 8%, respectively, compared to the prior year period, and our consolidated revenues decreased 8% to $24.6 billion compared to $26.8 billion. Our pre-tax income was $3.5 billion in the nine months ended June 30, 2025 compared to $4.6 billion in the prior year period, and our pre-tax operating margin was 14.4% compared to 17.1%. Net income was $2.7 billion in the nine months ended June 30, 2025 compared to $3.5 billion in the prior year period, and our diluted earnings per share were $8.53 compared to $10.43.

In the trailing twelve months ended June 30, 2025, our return on equity (ROE) was 16.1% compared to 21.5% in the prior year period, and our return on assets (ROA) was 11.1% compared to 14.8%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

During the third quarter, new home demand continued to be impacted by uncertainty among potential homebuyers due to ongoing affordability constraints and cautious consumer sentiment. As a result, the value of our net sales orders and homebuilding revenues in the third quarter decreased 3% and 7%, respectively, from the prior year quarter, and our home sales gross margin decreased to 21.8% as we increased sales incentives such as buydowns of mortgage rates for our homebuyers. We strive to remain well-positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of new home demand in each of our local markets. We expect to maintain an elevated level of incentives to support demand and may increase them further, depending on market conditions and changes in mortgage interest rates.

We remain focused on our relationships with land developers across the country in order to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represented 76% of the lots owned and controlled at June 30, 2025, September 30, 2024 and June 30, 2024. We continue to prioritize the purchase of finished lots from Forestar and other land developers when possible. During the nine months ended June 30, 2025, 65% of the homes we closed were on lots developed by either Forestar or a third party.

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
•Investing in our rental operations to meet rental demand in high growth suburban markets and selling these properties profitably.
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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2025, as compared to the same period of 2024 unless otherwise indicated, were as follows:

Consolidated Results:
•Consolidated revenues decreased 7% to $9.2 billion compared to $10.0 billion.
•Consolidated pre-tax income decreased 25% to $1.4 billion compared to $1.8 billion.
•Consolidated pre-tax income was 14.7% of consolidated revenues compared to 18.1%.
•Income tax expense was $325.0 million compared to $432.2 million, and our effective tax rate was 23.9% compared to 24.0%.
•Net income attributable to D.R. Horton decreased 24% to $1.0 billion compared to $1.4 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 18% to $3.36 compared to $4.10.
•Stockholders’ equity was $24.1 billion compared to $25.3 billion and $24.7 billion at September 30, 2024 and June 30, 2024, respectively.
•Book value per common share increased to $80.46 compared to $78.12 and $75.32 at September 30, 2024 and June 30, 2024, respectively.
•Debt to total capital was 23.2% compared to 18.9% and 18.8% at September 30, 2024 and June 30, 2024, respectively. Net debt to total capital was 16.2% compared to 5.2% and 9.9% at September 30, 2024 and June 30, 2024, respectively.

Homebuilding:
•Homebuilding revenues decreased 7% to $8.6 billion compared to $9.2 billion.
•Homes closed decreased 4% to 23,160 homes, and the average closing price of those homes decreased 3% to $369,600.
•Net sales orders of 23,071 homes were essentially flat, and the value of net sales orders decreased 3% to $8.4 billion.
•Sales order backlog decreased 16% to 14,075 homes, and the value of sales order backlog decreased 19% to $5.3 billion.
•Home sales gross margin was 21.8% compared to 24.0%.
•Homebuilding SG&A expense was 7.8% of homebuilding revenues compared to 7.1%.
•Homebuilding pre-tax income decreased 25% to $1.2 billion compared to $1.6 billion.
•Homebuilding pre-tax income was 13.8% of homebuilding revenues compared to 17.0%.
•Homebuilding cash and cash equivalents totaled $2.0 billion compared to $3.6 billion and $2.2 billion at September 30, 2024 and June 30, 2024, respectively.
•Homebuilding inventories totaled $21.1 billion compared to $20.0 billion and $20.5 billion at September 30, 2024 and June 30, 2024, respectively.
•Homes in inventory totaled 38,400 compared to 37,400 and 42,600 at September 30, 2024 and June 30, 2024, respectively.

•Owned lots totaled 145,900 compared to 152,500 and 150,900 at September 30, 2024 and June 30, 2024, respectively. Lots controlled through purchase contracts totaled 455,500 compared to 480,400 and 479,300 at September 30, 2024 and June 30, 2024, respectively.
•Homebuilding debt was $3.7 billion compared to $2.9 billion and $2.3 billion at September 30, 2024 and June 30, 2024, respectively.

Rental:
•Rental revenues were $380.7 million compared to $413.7 million.
•Rental pre-tax income was $54.8 million compared to $64.2 million.
•Rental inventory totaled $3.1 billion compared to $2.9 billion and $3.1 billion at September 30, 2024 and June 30, 2024, respectively.
•Single-family rental homes closed totaled 1,065 compared to 790.
•Multi-family rental units closed totaled 328 compared to 610.

Forestar:
•Forestar’s revenues increased 23% to $390.5 million compared to $318.4 million. Revenues in the current and prior year quarters included $323.7 million and $267.4 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 11% to 3,605 compared to 3,255. Lots sold to D.R. Horton totaled 3,075 compared to 2,903.
•Forestar’s pre-tax income was $43.6 million compared to $51.6 million.
•Forestar’s pre-tax income was 11.2% of revenues compared to 16.2%.
•Forestar’s cash and cash equivalents totaled $189.2 million compared to $481.2 million and $359.2 million at September 30, 2024 and June 30, 2024, respectively.
•Forestar’s inventories totaled $2.8 billion compared to $2.3 billion and $2.2 billion at September 30, 2024 and June 30, 2024, respectively.
•Forestar’s owned and controlled lots totaled 102,300 compared to 95,100 and 102,100 at September 30, 2024 and June 30, 2024, respectively. Of these lots, 42,700 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 37,700 and 36,200 at September 30, 2024 and June 30, 2024, respectively.
•Forestar’s debt was $872.8 million compared to $706.4 million and $706.1 million at September 30, 2024 and June 30, 2024, respectively.

Financial Services:
•Financial services revenues decreased 6% to $227.8 million compared to $242.3 million.
•Financial services pre-tax income was $81.3 million compared to $91.3 million.
•Financial services pre-tax income was 35.7% of financial services revenues compared to 37.7%.

Key financial results for the nine months ended June 30, 2025, as compared to the same period of 2024, were as follows:
Consolidated Results:
•Consolidated revenues decreased 8% to $24.6 billion compared to $26.8 billion.
•Consolidated pre-tax income decreased 23% to $3.5 billion compared to $4.6 billion.
•Consolidated pre-tax income was 14.4% of consolidated revenues compared to 17.1%.
•Income tax expense was $831.0 million compared to $1.1 billion, and our effective tax rate was 23.5% compared to 23.4%.
•Net income attributable to D.R. Horton decreased 23% to $2.7 billion compared to $3.5 billion.
•Diluted net income per common share attributable to D.R. Horton decreased 18% to $8.53 compared to $10.43.
•Net cash provided by operations was $949.1 million compared to $228.2 million.
Homebuilding:
•Homebuilding revenues decreased 8% to $23.0 billion compared to $25.0 billion.
•Homes closed decreased 7% to 61,495 homes, and the average closing price of those homes decreased 2% to $372,200.
•Net sales orders decreased 6% to 63,345 homes, and the value of net sales orders decreased 8% to $23.4 billion.
•Home sales gross margin was 22.1% compared to 23.4%.
•Homebuilding SG&A expense was 8.5% of homebuilding revenues compared to 7.5%.
•Homebuilding pre-tax income decreased 22% to $3.1 billion compared to $4.0 billion.
•Homebuilding pre-tax income was 13.7% of homebuilding revenues compared to 16.1%.
•Net cash provided by homebuilding operations was $1.7 billion compared to $971.9 million.
Rental:
•Rental revenues were $835.0 million compared to $980.2 million.
•Rental pre-tax income was $89.4 million compared to $128.8 million.
•Single-family rental homes closed totaled 1,895 compared to 2,278.
•Multi-family rental units closed totaled 1,132 compared to 1,334.
Forestar:
•Forestar’s revenues increased 4% to $991.9 million compared to $958.0 million. Revenues in the current and prior year periods included $810.0 million and $851.3 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 4% to 9,349 compared to 9,694. Lots sold to D.R. Horton totaled 7,688 compared to 8,842.
•Forestar’s pre-tax income decreased 34% to $106.2 million compared to $161.6 million.
•Forestar’s pre-tax income was 10.7% of revenues compared to 16.9%.
Financial Services:
•Financial services revenues decreased 6% to $623.0 million compared to $660.5 million.
•Financial services pre-tax income decreased 14% to $203.0 million compared to $235.3 million.
•Financial services pre-tax income was 32.6% of financial services revenues compared to 35.6%.

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

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Fort Myers/Naples	Iowa	Des Moines
Utah	Salt Lake City/Provo/Ogden		Gainesville		Iowa City/Cedar Rapids
	St. George		Jacksonville	Kansas/Missouri	Kansas City
Washington	Bremerton		Lakeland	Kentucky	Louisville
	Central Washington		Melbourne/Vero Beach	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Panama City	Minnesota	Minneapolis/St. Paul
			Pensacola	Nebraska	Omaha
	Southwest Region		Port St. Lucie	New Jersey	Northern New Jersey
Arizona	Phoenix		Tallahassee		Southern New Jersey
	Tucson		Tampa/Sarasota	Ohio	Cincinnati/Dayton
California	Bakersfield		Volusia County		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta		Northern West Virginia
Nevada	Las Vegas		Augusta	Wisconsin	Southeast Wisconsin
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah/Brunswick
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2025 and 2024.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	1,294	1,458	(11)%	$683.6	$729.5	(6)%	$528,300	$500,300	6%
Southwest	2,396	2,488	(4)%	1,129.3	1,215.3	(7)%	471,300	488,500	(4)%
South Central	6,131	5,880	4%	1,868.0	1,917.8	(3)%	304,700	326,200	(7)%
Southeast	5,475	6,089	(10)%	1,830.1	2,165.1	(15)%	334,300	355,600	(6)%
East	4,887	4,546	8%	1,696.5	1,614.6	5%	347,100	355,200	(2)%
North	2,888	2,540	14%	1,214.8	1,073.4	13%	420,600	422,600	—%
	23,071	23,001	—%	$8,422.3	$8,715.7	(3)%	$365,100	$378,900	(4)%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	3,703	4,254	(13)%	$1,980.1	$2,158.4	(8)%	$534,700	$507,400	5%
Southwest	6,941	7,719	(10)%	3,322.4	3,762.5	(12)%	478,700	487,400	(2)%
South Central	16,648	17,733	(6)%	5,152.2	5,759.6	(11)%	309,500	324,800	(5)%
Southeast	15,077	17,875	(16)%	5,094.2	6,360.1	(20)%	337,900	355,800	(5)%
East	13,228	12,825	3%	4,579.8	4,574.9	—%	346,200	356,700	(3)%
North	7,748	7,120	9%	3,305.8	2,952.9	12%	426,700	414,700	3%
	63,345	67,526	(6)%	$23,434.5	$25,568.4	(8)%	$370,000	$378,600	(2)%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2025	2024	2025	2024	2025	2024
Northwest	220	223	$127.0	$122.0	15%	13%
Southwest	435	449	216.5	214.6	15%	15%
South Central	1,206	1,188	399.0	399.7	16%	17%
Southeast	1,307	1,530	450.7	554.9	19%	20%
East	1,051	1,010	367.4	358.0	18%	18%
North	618	623	259.1	256.5	18%	20%
	4,837	5,023	$1,819.7	$1,905.7	17%	18%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2025	2024	2025	2024	2025	2024
Northwest	582	656	$336.2	$344.3	14%	13%
Southwest	1,212	1,326	612.0	637.7	15%	15%
South Central	3,227	3,456	1,057.4	1,158.4	16%	16%
Southeast	3,482	4,111	1,201.8	1,492.0	19%	19%
East	2,759	2,759	974.4	979.3	17%	18%
North	1,759	1,574	739.7	643.7	19%	18%
	13,021	13,882	$4,921.5	$5,255.4	17%	17%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders was $8.4 billion (23,071 homes) and $23.4 billion (63,345 homes) for the three and nine months ended June 30, 2025, respectively, compared to $8.7 billion (23,001 homes) and $25.6 billion (67,526 homes) in the prior year periods. The decrease in value in the three month period was attributable to a 4% decrease in the average selling price, while sales order volume increased slightly. The decrease in value in the nine month period was primarily attributable to a 6% decrease in sales order volume, along with a 2% decrease in the average selling price.

In regions where sales order volume decreased, the markets contributing most to the decrease in the three month period were the Salt Lake City market in the Northwest, the Phoenix market in the Southwest and the Florida markets in the Southeast. In regions where sales order volume increased, the markets contributing most to the increase were the Houston market in the South Central, the North Carolina markets in the East and the New Jersey and Chicago markets in the North.

In regions where sales order volume decreased, the markets contributing most to the decrease in the nine month period were the Salt Lake City market in the Northwest, the Phoenix and California markets in the Southwest, the Dallas and Fort Worth markets in the South Central and the Florida markets (particularly Tampa and Jacksonville) in the Southeast. In regions where sales order volume increased, the markets contributing most to the increase were the North Carolina markets in the East and the New Jersey and Chicago markets in the North.

During the third quarter, new home demand continued to be impacted by uncertainty among potential homebuyers due to ongoing affordability constraints and cautious consumer sentiment. We remain well-positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of new home demand in each of our local markets.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	689	764	(10)%	$372.0	$402.2	(8)%	$539,900	$526,400	3%
Southwest	1,218	1,570	(22)%	576.3	795.9	(28)%	473,200	506,900	(7)%
South Central	3,459	4,037	(14)%	1,091.2	1,354.8	(19)%	315,500	335,600	(6)%
Southeast	2,833	4,410	(36)%	974.1	1,642.4	(41)%	343,800	372,400	(8)%
East	3,465	3,817	(9)%	1,255.7	1,409.2	(11)%	362,400	369,200	(2)%
North	2,411	2,194	10%	1,068.8	949.5	13%	443,300	432,800	2%
	14,075	16,792	(16)%	$5,338.1	$6,554.0	(19)%	$379,300	$390,300	(3)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	1,270	1,427	(11)%	$698.8	$720.7	(3)%	$550,200	$505,000	9%
Southwest	2,396	2,673	(10)%	1,166.2	1,313.7	(11)%	486,700	491,500	(1)%
South Central	6,239	6,104	2%	1,938.2	2,009.0	(4)%	310,700	329,100	(6)%
Southeast	5,682	6,669	(15)%	1,923.2	2,415.9	(20)%	338,500	362,300	(7)%
East	4,835	4,748	2%	1,668.3	1,709.0	(2)%	345,000	359,900	(4)%
North	2,738	2,534	8%	1,166.3	1,062.9	10%	426,000	419,500	2%
	23,160	24,155	(4)%	$8,561.0	$9,231.2	(7)%	$369,600	$382,200	(3)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	3,549	4,037	(12)%	$1,892.3	$2,034.3	(7)%	$533,200	$503,900	6%
Southwest	6,937	7,556	(8)%	3,369.7	3,647.8	(8)%	485,800	482,800	1%
South Central	15,943	17,323	(8)%	4,954.7	5,631.4	(12)%	310,800	325,100	(4)%
Southeast	15,339	18,281	(16)%	5,255.5	6,591.3	(20)%	342,600	360,600	(5)%
East	12,507	12,389	1%	4,336.5	4,418.1	(2)%	346,700	356,600	(3)%
North	7,220	6,457	12%	3,079.2	2,651.3	16%	426,500	410,600	4%
	61,495	66,043	(7)%	$22,887.9	$24,974.2	(8)%	$372,200	$378,200	(2)%

Home Sales Revenue

Revenues from home sales were $8.6 billion (23,160 homes closed) and $22.9 billion (61,495 homes closed) for the three and nine months ended June 30, 2025, respectively, compared to $9.2 billion (24,155 homes closed) and $25.0 billion (66,043 homes closed) in the prior year periods. The decrease in revenues in both periods was primarily attributable to a decrease in the number of homes closed and a decrease in the average selling price.

The number of homes closed decreased 4% and 7% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. In regions where home closings volume decreased, the markets contributing most were the Salt Lake City market in the Northwest, the Phoenix and California markets in the Southwest, the Dallas, Fort Worth and Austin markets in the South Central and the Florida markets (particularly Tampa and Jacksonville) in the Southeast. The markets contributing most to the increase in closings volume in the North were the suburban Washington, D.C., Chicago and New Jersey markets.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Gross profit – home sales	21.8%	24.0%	22.1%	23.4%
Gross profit – land/lot sales and other	14.1%	45.6%	46.6%	38.8%
Inventory and land option charges	(0.6)%	(0.1)%	(0.4)%	(0.1)%
Gross profit – total homebuilding	21.2%	23.9%	21.8%	23.3%
Selling, general and administrative expense	7.8%	7.1%	8.5%	7.5%
Other (income) expense	(0.4)%	(0.2)%	(0.4)%	(0.3)%
Homebuilding pre-tax income	13.8%	17.0%	13.7%	16.1%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.9 billion in the three months ended June 30, 2025 from $2.2 billion in the prior year period and decreased 220 basis points to 21.8% as a percentage of home sales revenues. The 220 basis point decrease was primarily due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes.

Gross profit from home sales decreased to $5.1 billion in the nine months ended June 30, 2025 from $5.8 billion in the prior year period and decreased 130 basis points to 22.1% as a percentage of home sales revenues. The 130 basis point decrease was primarily due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes.

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

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $19.8 million and $63.1 million in the three and nine months ended June 30, 2025, respectively, and $10.3 million and $37.6 million in the prior year periods.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2025, our homebuilding operations had $29.8 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $15.9 million and $23.3 million of impairment charges recorded in our homebuilding segment during the three and nine months ended June 30, 2025, respectively. There were no impairment charges recorded in the prior year quarter and $5.6 million of impairment charges recorded in the nine months ended June 30, 2024.

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

During the three and nine months ended June 30, 2025, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $36.0 million and $69.9 million, respectively, compared to $12.6 million and $25.6 million in the prior year periods.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 2% to $670.0 million and 4% to $1.94 billion in the three and nine months ended June 30, 2025, respectively, from $656.5 million and $1.87 billion in the prior year periods. SG&A expense as a percentage of homebuilding revenues was 7.8% and 8.5% in the three and nine months ended June 30, 2025, respectively, compared to 7.1% and 7.5% in the prior year periods.

Employee compensation and related costs were $532.3 million and $1.5 billion in the three and nine months ended June 30, 2025, respectively, compared to $538.6 million and $1.5 billion in the prior year periods. Employee compensation and related costs represented 79% and 78% of SG&A costs in the three and nine months ended June 30, 2025, respectively, compared to 82% in the prior year periods. Our homebuilding operations employed 10,190 and 10,099 people at June 30, 2025 and 2024, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 170% to $31.0 million and 104% to $69.8 million in the three and nine months ended June 30, 2025, respectively, compared to $11.5 million and $34.2 million in the prior year periods. The increase was primarily due to increases of 54% and 30% in the average amount of homebuilding debt outstanding in the three and nine months ended June 30, 2025, respectively, as well as increases in the weighted average interest rate of that debt. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2025 compared to 0.3% and 0.4% in the prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $36.0 million and $83.0 million in the three and nine months ended June 30, 2025, respectively, compared to $22.7 million and $73.2 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2025			2024
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$698.9	$116.4	16.7%	$725.0	$121.2	16.7%
Southwest	1,182.4	152.7	12.9%	1,313.7	209.4	15.9%
South Central	1,940.8	290.2	15.0%	2,013.0	368.7	18.3%
Southeast	1,923.5	224.6	11.7%	2,417.2	404.1	16.7%
East	1,668.5	230.4	13.8%	1,709.6	314.9	18.4%
North	1,166.7	172.0	14.7%	1,063.0	153.9	14.5%
	$8,580.8	$1,186.3	13.8%	$9,241.5	$1,572.2	17.0%

	Nine Months Ended June 30,
	2025			2024
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$1,892.5	$286.3	15.1%	$2,045.0	$300.0	14.7%
Southwest	3,386.2	444.4	13.1%	3,648.5	515.3	14.1%
South Central	4,958.4	719.9	14.5%	5,643.3	986.9	17.5%
Southeast	5,287.1	658.7	12.5%	6,602.6	1,095.0	16.6%
East	4,343.1	596.6	13.7%	4,419.7	774.0	17.5%
North	3,083.7	428.3	13.9%	2,652.7	354.7	13.4%
	$22,951.0	$3,134.2	13.7%	$25,011.8	$4,025.9	16.1%
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

Northwest Region — Homebuilding revenues decreased 4% and 7% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods due to decreases in the number of homes closed, particularly in our Salt Lake City market. The region generated pre-tax income of $116.4 million and $286.3 million in the three and nine months ended June 30, 2025, respectively, compared to $121.2 million and $300.0 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 10 basis points and increased by 160 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The increase in the nine month period was primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 and 110 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 10% and 7% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Phoenix and California markets. The region generated pre-tax income of $152.7 million and $444.4 million in the three and nine months ended June 30, 2025, respectively, compared to $209.4 million and $515.3 million in the prior year periods. Home sales gross profit percentage decreased by 170 basis points and increased by 10 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. The decrease in the three month period was primarily due to the average selling price of homes closed decreasing while the average cost of those homes increased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 90 basis points in both the three and nine months ended June 30, 2025 compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 4% and 12% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed in our Dallas, Fort Worth and Austin markets. The region generated pre-tax income of $290.2 million and $719.9 million in the three and nine months ended June 30, 2025, respectively, compared to $368.7 million and $986.9 million in the prior year periods. Home sales gross profit percentage decreased by 260 and 190 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 50 and 100 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

Southeast Region — Homebuilding revenues decreased 20% in both the three and nine months ended June 30, 2025 compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Florida markets. The region generated pre-tax income of $224.6 million and $658.7 million in the three and nine months ended June 30, 2025, respectively, compared to $404.1 million and $1.1 billion in the prior year periods. Home sales gross profit percentage decreased by 300 and 260 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 110 and 130 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues decreased 2% in both the three and nine months ended June 30, 2025 compared to the prior year periods. The region generated pre-tax income of $230.4 million and $596.6 million in the three and nine months ended June 30, 2025, respectively, compared to $314.9 million and $774.0 million in the prior year periods. Home sales gross profit percentage decreased by 390 and 280 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing while the average cost of those homes increased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 50 and 80 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to an increase in employee compensation costs.

North Region — Homebuilding revenues increased 10% and 16% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our suburban Washington, D.C., Chicago and New Jersey markets. The region generated pre-tax income of $172.0 million and $428.3 million in the three and nine months ended June 30, 2025, respectively, compared to $153.9 million and $354.7 million in the prior year periods. Home sales gross profit percentage increased by 60 and 90 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 and 50 basis points in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods, primarily due to an increase in employee compensation costs.

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

Our homebuilding segment’s inventories at June 30, 2025 and September 30, 2024 are summarized as follows:

	June 30, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$849.9	$1,061.8	$16.0	$1.2	$1,928.9
Southwest	1,174.0	2,025.2	8.6	18.8	3,226.6
South Central	1,984.2	2,228.6	0.3	—	4,213.1
Southeast	1,822.9	2,338.0	12.6	9.2	4,182.7
East	1,891.4	2,710.3	—	—	4,601.7
North	1,283.4	1,353.5	—	0.2	2,637.1
Corporate and unallocated (1)	136.6	170.6	0.5	0.4	308.1
	$9,142.4	$11,888.0	$38.0	$29.8	$21,098.2

	September 30, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$719.6	$1,215.6	$—	$—	$1,935.2
Southwest	1,378.1	1,889.3	6.8	4.7	3,278.9
South Central	1,701.5	2,024.5	0.3	1.7	3,728.0
Southeast	2,146.9	2,124.3	13.1	0.2	4,284.5
East	1,626.4	2,347.3	—	4.5	3,978.2
North	1,287.6	1,262.2	—	1.4	2,551.2
Corporate and unallocated (1)	126.0	148.5	0.3	0.2	275.0
	$8,986.1	$11,011.7	$20.5	$12.7	$20,031.0
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2025 and September 30, 2024 are summarized as follows:

	June 30, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,100	17,800	28,900	2,300
Southwest	20,300	30,800	51,100	4,000
South Central	36,400	116,000	152,400	10,500
Southeast	30,400	114,800	145,200	8,100
East	31,500	116,100	147,600	8,500
North	16,200	60,000	76,200	5,000
	145,900	455,500	601,400	38,400
	24%	76%	100%

	September 30, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	13,000	18,600	31,600	2,100
Southwest	22,200	29,200	51,400	4,200
South Central	39,000	109,600	148,600	9,000
Southeast	29,500	134,300	163,800	9,700
East	32,500	129,300	161,800	7,500
North	16,300	59,400	75,700	4,900
	152,500	480,400	632,900	37,400
	24%	76%	100%
___________________

(1)Land/lots owned included approximately 71,700 and 64,400 owned lots that are fully developed and ready for home construction at June 30, 2025 and September 30, 2024, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2025 and September 30, 2024 was $25.7 billion and $25.2 billion, respectively, secured by earnest money deposits of $2.3 billion and $2.2 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2025 and September 30, 2024 included $2.2 billion and $1.9 billion, respectively, related to lot purchase contracts with Forestar, secured by $223.2 million and $193.3 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2025 included approximately 42,700 lots owned by Forestar, 24,200 of which our homebuilding divisions had under contract to purchase and 18,500 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,500 lots were in our Southeast region, 10,200 lots were in our East region, 8,500 lots were in our South Central region, 6,800 lots were in our North region, 4,200 lots were in our Southwest region and 2,500 lots were in our Northwest region. Lots controlled at September 30, 2024 included approximately 37,700 lots owned by Forestar, 20,500 of which our homebuilding divisions had under contract to purchase and 17,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 25,000 and 25,700 of our homes in inventory were unsold at June 30, 2025 and September 30, 2024, respectively. At June 30, 2025, approximately 7,300 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2024, approximately 10,300 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Homes in inventory exclude approximately 2,700 and 2,400 model homes at June 30, 2025 and September 30, 2024, respectively.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and then generally market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three and nine months ended June 30, 2025 and 2024.

	Rental Homes/Units Closed and Revenue
	Three Months Ended June 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Single-family	1,065	790	35%	$313.5	$258.5	21%	294,400	327,200	(10)%
Multi-family	328	610	(46)%	66.1	155.2	(57)%	201,500	254,400	(21)%
	1,393	1,400	(1)%	$379.6	$413.7	(8)%	272,500	295,500	(8)%

	Nine Months Ended June 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Single-family	1,895	2,278	(17)%	$545.8	$675.9	(19)%	288,000	296,700	(3)%
Multi-family	1,132	1,334	(15)%	280.1	304.3	(8)%	247,400	228,100	8%
	3,027	3,612	(16)%	$825.9	$980.2	(16)%	272,800	271,400	1%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Single-family rental	$313.5	$258.5	$545.8	$675.9
Multi-family rental and other	67.2	155.2	289.2	304.3
Total revenues	380.7	413.7	835.0	980.2
Cost of sales
Single-family rental	245.2	201.0	430.1	532.6
Multi-family rental and other	50.4	118.3	227.7	230.8
Inventory and land option charges	0.4	1.5	4.3	2.2
Total cost of sales	296.0	320.8	662.1	765.6
Selling, general and administrative expense	61.4	55.0	165.8	163.8
Other (income) expense	(31.5)	(26.3)	(82.3)	(78.0)
Income before income taxes	$54.8	$64.2	$89.4	$128.8

Rental Operating Margin Analysis

	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Gross profit — rental	22.2%	22.5%	20.7%	21.9%
Selling, general and administrative expense	16.1%	13.3%	19.9%	16.7%
Other (income) expense	(8.3)%	(6.4)%	(9.9)%	(8.0)%
Rental pre-tax income	14.4%	15.5%	10.7%	13.1%

Revenues from our rental operations decreased to $380.7 million and $835.0 million during the three and nine months ended June 30, 2025, respectively, from $413.7 million and $980.2 million in the prior year periods.

Pre-tax income was $54.8 million and $89.4 million during the three and nine months ended June 30, 2025, respectively, compared to $64.2 million and $128.8 million in the prior year periods. The decline in pre-tax income in both periods was primarily due to a decrease in revenues compared to the prior year periods. In the three month period, the revenue decrease was due to fewer multi-family unit closings, combined with a lower average selling price. In the nine month period, the decrease was primarily due to a reduction in overall home and multi-family unit closings.

At June 30, 2025, our rental property inventory of $3.1 billion included $667.8 million of inventory related to our single-family rental operations and $2.5 billion of inventory related to our multi-family rental operations. At September 30, 2024, our rental property inventory of $2.9 billion included $800.3 million of inventory related to our single-family rental operations and $2.1 billion of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at June 30, 2025 and September 30, 2024 consisted of the following:

	Rental Inventory
	June 30, 2025	September 30, 2024
Single-family rental homes (1)	2,770	3,140
Single-family rental lots (2)	1,050	1,910
Multi-family rental units (3)	13,190	11,960
__________
(1)Single-family rental homes at June 30, 2025 consist of 470 homes under construction and 2,300 completed homes compared to 340 homes under construction and 2,800 completed homes at September 30, 2024.
(2)Single-family rental lots at June 30, 2025 consist of 435 undeveloped lots and 615 finished lots compared to 910 undeveloped lots and 1,000 finished lots at September 30, 2024.
(3)Multi-family rental units at June 30, 2025 consist of 5,560 units under construction and 7,630 units that were substantially complete and in the lease-up phase compared to 7,900 units under construction and 4,060 units that were substantially complete at September 30, 2024.

RESULTS OF OPERATIONS – FORESTAR

At June 30, 2025, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 64 markets across 23 states as of June 30, 2025. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Total revenues	$390.5	$318.4	$991.9	$958.0
Cost of land/lot sales and other	308.9	246.2	774.1	729.6
Inventory and land option charges	1.9	0.7	3.9	1.0
Total cost of sales	310.8	246.9	778.0	730.6
Selling, general and administrative expense	37.4	29.3	111.8	86.5
Other (income) expense	(1.3)	(9.4)	(4.1)	(20.7)
Income before income taxes	$43.6	$51.6	$106.2	$161.6

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	Lots Sold		Value (In millions)
	2025	2024	2025	2024
Residential single-family lots sold
Lots sold to D.R. Horton	3,075	2,903	$323.7	$265.3
Total lots sold	3,605	3,255	$383.0	$305.8
Tract acres sold to D.R. Horton	—	32	$—	$2.1

	Nine Months Ended June 30,
	Lots Sold		Value (In millions)
	2025	2024	2025	2024
Residential single-family lots sold
Lots sold to D.R. Horton	7,688	8,842	$810.0	$849.2
Total lots sold	9,349	9,694	$977.3	$935.9
Tract acres sold to D.R. Horton	—	32	$—	$2.1

	June 30, 2025	September 30, 2024
Residential single-family lots in inventory and under contract
Lots owned	68,300	57,800
Lots controlled through land purchase contracts	34,000	37,300
Total lots owned and controlled	102,300	95,100

Owned lots under contract to sell to D.R. Horton	24,200	20,500
Owned lots under contract to customers other than D.R. Horton	1,500	500
Total owned lots under contract	25,700	21,000

Owned lots subject to right of first offer with D.R. Horton	18,500	17,200
Owned lots fully developed	10,000	6,300

At June 30, 2025 and September 30, 2024, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.8 billion and $2.3 billion, respectively.

Forestar’s inventory and land option charges consisted of $1.9 million and $3.9 million of earnest money and pre-acquisition cost write-offs in the three and nine months ended June 30, 2025, respectively, compared to $0.7 million and $1.0 million in the prior year periods. There were no impairment charges recorded in the current or prior year periods.

SG&A expense for the three and nine months ended June 30, 2025 included charges of $1.8 million and $5.4 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.4 million and $4.1 million, respectively, in the prior year periods.

Other expense in the nine months ended June 30, 2025 includes a loss on extinguishment of debt of $1.1 million due to Forestar’s repurchase of $329.4 million of its $400 million principal amount of 3.85% senior notes due 2026 in March 2025.

The decline in Forestar’s pre-tax income was primarily due to lower gross margins on lot sales and higher SG&A costs as a percentage of revenues.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	18,855	18,807	—%	49,488	51,990	(5)%
Number of homes closed by D.R. Horton	23,160	24,155	(4)%	61,495	66,043	(7)%
Percentage of D.R. Horton homes financed by DHI Mortgage	81%	78%		80%	79%
Total number of loans originated or brokered by DHI Mortgage	18,978	18,922	—%	49,776	52,264	(5)%
Loans sold by DHI Mortgage to third parties	18,107	19,203	(6)%	48,842	52,159	(6)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(In millions)
Loan origination and other fees	$23.7	$26.5	(11)%	$62.7	$65.4	(4)%
Gains on sale of mortgage loans and mortgage servicing rights	152.8	162.6	(6)%	423.9	444.0	(5)%
Servicing income	0.7	0.2	250%	1.5	3.0	(50)%
Total mortgage operations revenues	177.2	189.3	(6)%	488.1	512.4	(5)%
Title policy premiums	50.6	53.0	(5)%	134.9	148.1	(9)%
Total revenues	227.8	242.3	(6)%	623.0	660.5	(6)%
General and administrative expense	171.0	178.0	(4)%	485.4	500.6	(3)%
Other (income) expense	(24.5)	(27.0)	(9)%	(65.4)	(75.4)	(13)%
Financial services pre-tax income	$81.3	$91.3	(11)%	$203.0	$235.3	(14)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
General and administrative expense	75.1%	73.5%	77.9%	75.8%
Other (income) expense	(10.8)%	(11.1)%	(10.5)%	(11.4)%
Financial services pre-tax income	35.7%	37.7%	32.6%	35.6%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for virtually all of its total loan volume. In the three and nine months ended June 30, 2025, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers was essentially flat in the three month period and decreased 5% in the nine month period, corresponding to the 7% decrease in the number of homes closed by our homebuilding operations. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 81% and 80% in the three and nine months ended June 30, 2025, respectively, up from 78% and 79% in the prior year periods. These percentages reflect DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold decreased 6% in both the three and nine months ended June 30, 2025 compared to the respective prior year periods. Virtually all of the mortgage loans held for sale on June 30, 2025 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2025, approximately 72% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 26% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume was essentially flat and decreased 5% in the three and nine months ended June 30, 2025, respectively, compared to the prior year periods. Revenues from our mortgage operations decreased 6% to $177.2 million and 5% to $488.1 million in the three and nine months ended June 30, 2025, respectively, from $189.3 million and $512.4 million in the prior year periods. Revenues from our title operations decreased 5% to $50.6 million and 9% to $134.9 million in the three and nine months ended June 30, 2025, respectively, from $53.0 million and $148.1 million in the prior year periods, due to a decrease in transactions closed through our title operations.

General and administrative (G&A) expense related to our financial services operations decreased 4% to $171.0 million and 3% to $485.4 million in the three and nine months ended June 30, 2025, respectively, from $178.0 million and $500.6 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 75.1% and 77.9% in the three and nine months ended June 30, 2025, respectively, compared to 73.5% and 75.8% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,989 and 3,112 people at June 30, 2025 and 2024, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 9% to $24.5 million and 13% to $65.4 million in the three and nine months ended June 30, 2025, respectively, from $27.0 million and $75.4 million in the prior year periods, primarily due to a decrease in interest income on our loan origination volume.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $5.9 million and $28.6 million in the three and nine months ended June 30, 2025, respectively, compared to $13.7 million and $32.8 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2025 was $1.4 billion and $3.5 billion, respectively, compared to $1.8 billion and $4.6 billion in the prior year periods. The decreases were primarily due to a decrease in the pre-tax income of our homebuilding operations.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2025 was $325.0 million and $831.0 million, respectively, compared to $432.2 million and $1.1 billion in the prior year periods. Our effective tax rate was 23.9% and 23.5% for the three and nine months ended June 30, 2025, respectively, compared to 24.0% and 23.4% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $81.3 million at June 30, 2025 compared to $182.4 million at September 30, 2024. We have a valuation allowance of $14.8 million and $14.9 million at June 30, 2025 and September 30, 2024, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). The new law terminates the energy efficient home tax credit for homes closing after June 30, 2026 and enacts certain other tax provisions that will impact our financial statements. The termination of the energy efficient home tax credit will result in a reduced tax benefit beginning in fiscal 2026. We recognized a tax benefit related to the energy efficient home tax credit of $70.4 million in fiscal 2024 and $30.8 million in the nine months ended June 30, 2025. We are evaluating the impact of other tax provisions within the new law; however, none of the other tax provisions are expected to have a significant impact on our financial statements.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our operations with cash flows from operating activities, borrowings under bank credit facilities and the issuance of new debt securities. Our current levels of cash, borrowing capacity and balance sheet leverage provide us with the operational flexibility to adjust to changes in economic and market conditions.

We continue to invest in our homebuilding and rental inventories to expand our operations and consolidate market share. We are also returning capital to shareholders through repurchases of our common stock and dividend payments. We are maintaining significant homebuilding cash balances and liquidity to support the scale and level of activity in our business and to provide flexibility to adjust to changing market conditions and opportunities.

At June 30, 2025, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $7.3 billion. $2.4 billion was payable within 12 months, including $1.7 billion which is outstanding under our mortgage repurchase facilities, $500 million principal amount of 2.6% homebuilding senior notes maturing in October 2025 and $70.6 million principal amount of 3.85% Forestar senior notes maturing in May 2026.

At June 30, 2025, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 23.2% compared to 18.9% at September 30, 2024 and 18.8% at June 30, 2024. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 16.2% at June 30, 2025 compared to 5.2% at September 30, 2024 and 9.9% at June 30, 2024. Over the long term, we intend to maintain our ratio of debt to total capital around 20%.

At June 30, 2025, we had outstanding letters of credit of $281.5 million and surety bonds of $3.4 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2025, cash and cash equivalents of our homebuilding segment totaled $2.0 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The facility includes an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. In June 2025, we utilized this accordion feature, increasing the facility’s size to $2.305 billion through an additional commitment. Of the total commitments, $2.04 billion mature on December 18, 2029, and $265 million mature on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $244.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.06 billion.

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

Public Unsecured Debt — At June 30, 2025, we had $3.5 billion principal amount of homebuilding senior notes outstanding that mature from October 2025 through October 2035. In October 2024, we repaid $500 million principal amount of our 2.5% senior notes at maturity. In February 2025, we issued $700 million principal amount of 5.5% senior notes due October 15, 2035, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.6%. In May 2025, we issued $500 million principal amount of 4.85% senior notes due October 15, 2030, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.1%. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens.

At June 30, 2025, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility and public debt obligations. Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. In April 2025, the Board authorized the repurchase of up to $5.0 billion of our common stock, replacing the previous authorization. During the nine months ended June 30, 2025, we repurchased 26.2 million shares at a total cost, including commissions and excise taxes, of $3.6 billion, of which $2.6 billion was repurchased under the previous authorization. At June 30, 2025, the full amount of the debt repurchase authorization was remaining, and $4.0 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $3.1 billion at June 30, 2025 compared to $2.9 billion at September 30, 2024 and $3.1 billion at June 30, 2024.

Cash and Cash Equivalents — At June 30, 2025, cash and cash equivalents of our rental segment totaled $160.3 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At June 30, 2025, there were $1.02 billion of borrowings outstanding at a 6.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $30 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

Forestar’s achievement of its long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2025, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 34.2% compared to 30.7% at September 30, 2024 and 31.8% at June 30, 2024. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 28.9% compared to 12.4% at September 30, 2024 and 18.7% at June 30, 2024.

Cash and Cash Equivalents — At June 30, 2025, Forestar had cash and cash equivalents of $189.2 million.

Bank Credit Facility — Forestar has a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. Of the total commitments, $575 million mature on December 18, 2029, and $65 million mature on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2025, there were no borrowings outstanding and $37.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $602.8 million.

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

Unsecured Debt — As of June 30, 2025, Forestar had $870.6 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which mature from May 2026 through March 2033 and represent unsecured obligations of Forestar. In March 2025, Forestar issued $500 million principal amount of 6.5% senior notes due March 15, 2033, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund Forestar’s tender offer to purchase any and all of its outstanding $400 million principal amount of 3.85% senior notes due 2026 (of which $329.4 million aggregate principal amount was tendered). The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. Forestar recognized a $1.1 million loss on extinguishment of debt upon repurchase of the notes.

At June 30, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2025, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2025, there were no shares issued under Forestar’s ATM program. At June 30, 2025, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2025, cash and cash equivalents of our financial services segment totaled $268.0 million.

Mortgage Repurchase Facilities — Our mortgage subsidiary, DHI Mortgage, has two mortgage repurchase facilities, one of which is committed and the other of which is uncommitted, that provide financing and liquidity to DHI Mortgage by facilitating purchase transactions in which DHI Mortgage transfers eligible loans to counterparties upon receipt of funds from the counterparties. DHI Mortgage then has the right and obligation to repurchase the loans upon their sale to third-party purchasers in the secondary market or within specified time frames in accordance with the terms of the mortgage repurchase facilities.

In May 2025, the committed mortgage repurchase facility was amended to reduce its capacity to $1.4 billion and extend its maturity date to May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2025, DHI Mortgage had an obligation of $1.3 billion under the committed mortgage repurchase facility at a 6.0% annual interest rate.

At June 30, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $451.7 million at a 5.6% annual interest rate.

At June 30, 2025, $2.22 billion of mortgage loans held for sale with a collateral value of $2.17 billion were pledged under the committed mortgage repurchase facility, and $535.9 million of mortgage loans held for sale with a collateral value of $501.1 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. These mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

In the past, DHI Mortgage has been able to renew or extend its committed mortgage repurchase facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the facility during periods of higher than normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the committed mortgage repurchase facility, utilize the uncommitted mortgage repurchase facility or obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In the nine months ended June 30, 2025, net cash provided by operating activities was $949.1 million compared to $228.2 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $1.7 billion of cash provided by our homebuilding segment, partially offset by $453.9 million, $294.5 million and $20.1 million of cash used in our Forestar, rental and financial services segments, respectively.

Cash used to increase construction in progress and finished home inventory was $146.1 million in the current year period, reflecting an increase in our homes in inventory in the current period. Cash used to increase residential land and lots was $1.5 billion in the current year period compared to $2.0 billion in the prior year period.

Investing Cash Flow Activities

In the nine months ended June 30, 2025, net cash used in investing activities was $123.5 million compared to $161.1 million in the prior year period. In the current year period, uses of cash included purchases of property and equipment totaling $93.6 million and the payment of $53.1 million related to a business acquisition in our South Central region. In the prior year period, uses of cash included purchases of property and equipment totaling $133.3 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2025, net cash used in financing activities was $2.7 billion, consisting primarily of cash used to repurchase shares of our common stock of $3.6 billion, repayment of $500 million principal amount of our 2.5% homebuilding senior notes at maturity, the early repurchase of $329.4 million of Forestar’s $400 million principal amount 3.85% senior notes and payment of cash dividends totaling $376.4 million. These uses of cash were partially offset by note proceeds from our issuances of $700 million principal amount of 5.5% homebuilding senior notes and $500 million principal amount of 4.85% homebuilding senior notes, Forestar’s issuance of $500 million principal amount of 6.5% senior notes and net borrowings on our rental revolving credit facility and mortgage repurchase facilities of $275 million and $170.4 million, respectively.

During the nine months ended June 30, 2024, net cash used in financing activities was $947.2 million, consisting primarily of cash used to repurchase shares of our common stock of $1.2 billion and payment of cash dividends totaling $297.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $630 million.

During each of the first three quarters of fiscal 2025, our Board of Directors approved a quarterly cash dividend of $0.40 per common share, the most recent of which was paid on May 9, 2025 to stockholders of record on May 2, 2025. Cash dividends declared and paid in the three and nine months ended June 30, 2025 totaled $122.4 million and $376.4 million, respectively. In July 2025, our Board of Directors approved a quarterly cash dividend of $0.40 per common share, payable on August 14, 2025 to stockholders of record on August 7, 2025. Cash dividends of $0.30 per common share were approved and paid in each quarter of fiscal 2024. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2025, D.R. Horton, Inc. had $3.5 billion principal amount of homebuilding senior notes outstanding due through October 2035 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2025	September 30, 2024
	(In millions)
Assets
Cash	$1,896.6	$3,542.4
Inventories	21,110.7	20,152.9
Amount due from Non-Guarantor Subsidiaries	1,453.9	1,393.2
Total assets	28,371.6	28,865.7
Liabilities & Stockholders’ Equity
Notes payable	$3,651.7	$2,926.8
Total liabilities	7,497.5	6,455.0
Stockholders’ equity	20,874.1	22,410.7

Summarized Statement of Operations Data	Nine Months Ended June 30, 2025	Year Ended September 30, 2024
	(In millions)
Revenues	$22,770.0	$33,756.1
Cost of sales	17,805.7	25,896.3
Selling, general and administrative expense	1,903.3	2,497.2
Income before income taxes	3,123.5	5,423.0
Net income	2,389.6	4,148.9

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2024, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, warranty and legal claims and insurance. Since September 30, 2024, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2024, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2025 and September 30, 2024, we had reserves for approximately 940 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2025, we were notified of approximately 380 new construction defect claims and resolved 265 construction defect claims for a total cost of $25.1 million. At June 30, 2024 and September 30, 2023, we had reserves for approximately 570 and 600 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2024, we were notified of approximately 240 new construction defect claims and resolved 270 construction defect claims for a total cost of $49.6 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to the hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2025 and 2024 was not significant, is recognized in current earnings. At June 30, 2025, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.4 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.7 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.9 billion at June 30, 2025.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2025 and September 30, 2024, we had MBS totaling $880.5 million and $637.9 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $6.8 million and an asset of $2.4 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2025. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2025.

	Three Months Ending September 30, 2025	Fiscal Year Ending September 30,							Fair Value at June 30, 2025
		2026	2027	2028	2029	2030	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$0.4	$735.9	$605.9	$800.0	$17.5	$—	$2,400.0	$4,559.7	$4,515.5
Average interest rate	5.0%	3.4%	1.5%	3.0%	6.0%	—%	5.7%	4.3%
Variable rate	$1,704.2	$—	$—	$1,020.0	$—	$—	$—	$2,724.2	$2,724.2
Average interest rate	5.9%	—%	—%	6.4%	—%	—%	—%	6.1%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In fiscal 2014, we received Notices of Violation from the United States Environmental Protection Agency (EPA), the Alabama Department of Environmental Management and the State of South Carolina Department of Health and Environmental Control related to stormwater compliance at certain of our sites in the southeastern United States within EPA Region 4. Since 2014, we have enhanced our practices and procedures related to stormwater compliance, and this matter has been resolved with each of these governmental entities through a consent decree issued in April 2024 (Consent Decree) and entered by the court in August 2024. In addition to a $400,000 civil penalty, we agreed to complete a supplemental environmental project intended to provide a tangible environmental benefit. The Consent Decree also provides for ongoing reporting obligations and stipulated penalties for future noncompliance with the Consent Decree in EPA Region 4. While the aggregate costs of the civil penalty, the project and potential stipulated penalties have not exceeded $1 million to date, these collective costs may exceed $1 million during the term of the Consent Decree. We do not believe it is reasonably possible that any future obligations related to this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

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

On April 29, 2025, a purported stockholder of Forestar filed a derivative complaint in the Delaware Court of Chancery, purportedly on behalf of Forestar, against D.R. Horton, Inc., Forestar’s Executive Chairman, and certain of Forestar’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between Forestar and D.R. Horton. The complaint seeks judgment awarding Forestar damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees.

The Company disputes the allegations of wrongdoing in this matter. The outcome of this lawsuit is uncertain; however, the Company does not anticipate this matter would have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $5.0 billion common stock repurchase authorization, which was approved by our Board of Directors in April 2025 and replaced our prior $4.0 billion repurchase authorization. The authorization has no expiration date. During the three months ended June 30, 2025, we repurchased 9.7 million shares of our common stock at a total cost, including commissions and excise taxes, of $1.2 billion. At June 30, 2025, there was $4.0 billion remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1) (In millions)
April 2025	2,458,439	$123.15	2,458,439	$4,873.5
May 2025	4,415,656	123.49	4,415,656	4,328.2
June 2025	2,840,558	125.12	2,840,558	3,972.8
Total	9,714,653	$123.88	9,714,653	$3,972.8
____________________________
(1) Our $5.0 billion common stock repurchase authorization was in effect for much of the quarter; however, share repurchases in April 2025 included 1,449,200 shares purchased for $176.3 million under the previous authorization.

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in April and June 2025 included 1,449,200 shares and 1,098,823 shares, respectively, purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1
Eighth Supplemental Indenture, dated as of May 5, 2025, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 4.850% Senior Notes due 2030 issued by the Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

10.1
Fourth Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated May 8, 2025, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025).

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

D.R. HORTON, INC.
Date:	July 23, 2025	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 23, 2025	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)