Form 10-K
period 2025-09-30
HORTON D R INC /DE/
filed 2025-11-19
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $39.0 billion based on the closing price as reported on the New York Stock Exchange.
As of November 13, 2025, there were 292,060,538 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference (to the extent indicated) in Part III.

D.R. HORTON, INC. AND SUBSIDIARIES
2025 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 126 markets across 36 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange (NYSE) and NYSE Texas under the ticker symbol “DHI.” Our listing on NYSE Texas became effective in June 2025. Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our homebuilding business began in 1978 in Fort Worth, Texas, and our common stock has been publicly traded since 1992. We have expanded and diversified our homebuilding operations geographically over the years by investing capital and building teams of people in our existing markets, starting new operations in additional markets and acquiring other homebuilding companies. We have closed more than 1.2 million homes during our 47-year history, and we have been the largest volume homebuilder in the United States every year since 2002.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Homebuilding is our core business, generating 92% of consolidated revenues of $34.3 billion and $36.8 billion in fiscal 2025 and 2024, respectively, and 90% of consolidated revenues of $35.5 billion in fiscal 2023. Most of our homebuilding revenue is generated from the sale of completed homes and to a lesser extent from the sale of land and lots. Approximately 84% of our home sales revenue in fiscal 2025 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes and duplexes. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers. Our homes generally range in size from 1,000 to 4,000 square feet and in price from $250,000 to more than $1,000,000. For the year ended September 30, 2025, our homebuilding operations closed 84,863 homes with an average closing price of $370,400.

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, the majority of which are apartment communities. For the year ended September 30, 2025, our rental operations closed 3,460 single-family rental homes and 2,947 multi-family rental units.

At September 30, 2025, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the NYSE and NYSE Texas under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and control a large portion of our land and lot position through land purchase contracts. For the year ended September 30, 2025, Forestar sold 14,240 lots, of which 83% were sold to D.R. Horton.

Our financial services operations provide mortgage financing and title agency services to homebuyers in many of our homebuilding markets. DHI Mortgage, our wholly owned subsidiary, provides mortgage financing services primarily to our homebuyers and sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers after origination. For the year ended September 30, 2025, DHI Mortgage originated or brokered 68,982 mortgage loans. Our wholly owned subsidiary title companies issue title insurance policies and provide examination, underwriting and closing services primarily to our homebuilding customers.

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

Homebuilding Markets

Our homebuilding business operates in 126 markets across 36 states, which provides us with geographic diversification in our homebuilding inventory investments and our sources of revenues and earnings. We believe our geographic diversification lowers our operational risks by mitigating the effects of local and regional economic cycles, and it also enhances our earnings potential by providing more diverse opportunities to invest in our business and provide a strong platform for us to consolidate market share.

We conduct our homebuilding operations in the geographic regions, states and markets listed below. Our homebuilding operating divisions are aggregated into six reporting segments, also referred to as reporting regions, which comprise the markets below. Our financial statements and the notes thereto contain additional information regarding segment performance.

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Cape Coral/Fort Myers	Iowa	Des Moines
Utah	Salt Lake City/Provo/Ogden		Deltona/Daytona Beach		Iowa City/Cedar Rapids
	St. George		Gainesville	Kansas/Missouri	Kansas City
Washington	Bremerton		Jacksonville	Kentucky	Louisville
	Central Washington		Lakeland	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Palm Bay/Melbourne	Minnesota	Minneapolis/St. Paul
			Panama City	Nebraska	Omaha
	Southwest Region		Pensacola	New Jersey	Northern New Jersey
Arizona	Phoenix		Port St. Lucie		Southern New Jersey
	Tucson		Tallahassee	Ohio	Cincinnati/Dayton
California	Bakersfield		Tampa/Sarasota/Punta Gorda		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta		Northern West Virginia
Nevada	Las Vegas		Augusta	Wisconsin	Southeast Wisconsin
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah/Brunswick
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

When evaluating new or existing homebuilding markets for purposes of capital allocation, we consider local, market-specific factors, including among others:
•Economic conditions;
•Employment levels and job growth;
•Income level of potential homebuyers;
•Local housing affordability and typical mortgage products utilized;
•Demand for homes at our targeted price points;
•Availability of land and lots in desirable locations on acceptable terms;
•Land entitlement and development processes;
•Availability of qualified subcontractors;
•New and secondary home sales activity;
•Competition;
•Prevailing housing products, features, cost and pricing; and
•Performance capabilities of our local management team.

Economies of Scale

We are the largest homebuilding company in the United States as measured by number of homes closed in fiscal 2025, and we are also one of the largest builders in most of the markets in which we operate. We believe that our national, regional and local scale provides us with benefits that may not be available to the same degree to some other smaller homebuilders, such as:
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

Decentralized Homebuilding Operations

We view homebuilding as a local business; therefore, most of our direct homebuilding activities are decentralized to provide flexibility to our local managers in making operational decisions. We believe that our local management teams, who are familiar with local market conditions, have the best information to make many decisions regarding their operations. At September 30, 2025, we had 92 separate homebuilding operating divisions, many of which operate in more than one market area. Generally, each operating division consists of a division president; a controller and accounting personnel; land entitlement, acquisition and development personnel; a sales manager and sales and marketing personnel; a construction manager and construction superintendents; customer service personnel; a purchasing manager and office staff. Our division presidents receive performance-based compensation for achieving targeted financial and operating metrics related to their operating divisions. Following is a summary of our homebuilding activities that are decentralized in our local operating divisions and the control and oversight functions that are centralized in our regional and corporate offices.

Operating Division Responsibilities

Each homebuilding operating division is responsible for:
•Site selection, which involves
— A feasibility study;
— Soil and environmental reviews;
— Review of existing zoning and other governmental requirements;
— Review of the need for and extent of offsite work required to obtain project entitlements and to complete necessary infrastructure; and
— Financial analysis of the potential project;
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
•Cash management;
•Financing;
•Allocation of capital;
•Issuance and monitoring of inventory investment guidelines;
•Approval and funding of land and lot acquisitions;
•Monitoring and analysis of profitability, returns, costs and inventory levels;
•Environmental assessments of land and lot acquisitions;
•Risk and litigation management;
•Technology systems to support management of operations, marketing and financial information, including preventing, monitoring and reporting of cybersecurity issues;
•Accounting and management reporting;
•Income taxes;
•Internal audit;
•Public financial reporting and investor and media relations;
•Administration of payroll and employee benefits;
•Negotiation of national purchasing contracts;
•Administration, reporting and monitoring of customer surveys and resolution of homeowner concerns; and
•Approval of major personnel decisions and management incentive compensation plans.

Land/Lot Acquisition and Inventory Management

We acquire land for use in our operations after we have completed due diligence and generally after we have obtained the entitlements to begin development or construction work resulting in an acceptable number of residential lots. Before we acquire lots or tracts of land, we complete a feasibility study, which includes soil tests, independent environmental studies, other engineering work and financial analysis. We also evaluate the status of necessary zoning and other governmental entitlements required to develop and use the property for home construction.

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

We typically do not maintain significant inventories of land development or construction materials, except for work in progress materials for active development projects and homes under construction. Generally, the construction materials used in our operations have been readily available from numerous sources, and we have contracts exceeding one year with certain suppliers of building materials that are cancelable at our option. Construction time for our homes depends on the availability of labor, materials and supplies, the weather, the size of the home and other factors. We completed the construction of most homes in two to four months in fiscal 2025.

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

We market and sell our homes primarily through commissioned sales employees, and the majority of our home closings also involve an independent real estate broker. We typically conduct home sales from sales offices located in furnished model homes in each subdivision, and we generally do not offer our model homes for sale until the completion of a subdivision. Our sales personnel assist prospective homebuyers by providing available floor plans and pricing information, demonstrating the features and layouts of our homes and assisting with the selection of options, when available. We train and inform our sales personnel regarding construction schedules and marketing and advertising plans. As market conditions warrant, we may provide potential homebuyers with a variety of incentives to be competitive in a particular market or to attain our targeted sales pace.

We market our homes and communities to prospective homebuyers and real estate brokers digitally, through email, search engine marketing, social media, our company website and other real estate websites. We also use billboards, radio, television and print media and advertising locally as necessary. We attempt to position our subdivisions in locations that are desirable to potential homebuyers and convenient to or visible from local traffic patterns. Model homes play an important role in our marketing efforts, and we strive to create an attractive atmosphere in our model homes.

We build speculative homes in essentially all of our communities, which allow us to compete effectively with existing homes available in the market and improve our returns. These homes enhance our marketing and sales efforts to homebuyers who are currently renting or who are relocating to these markets and require a home within a short time frame, as well as to independent brokers who represent these homebuyers. We determine our speculative homes strategy in each market based on local market factors, such as new job growth and relocations, housing demand and supply, seasonality, current sales contract cancellation trends and our past experience in the market. We attempt to maintain a level of speculative home inventory in each community based on our current and planned sales pace, and we monitor and adjust speculative home inventory on an ongoing basis.

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

Sales order backlog represents homes under contract but not yet closed at the end of the period. At September 30, 2025, the value of our backlog of sales orders was $4.1 billion (10,785 homes), a decrease of 14% from $4.8 billion (12,180 homes) at September 30, 2024. The average sales price of homes in backlog was $382,000 at September 30, 2025, down from the $391,700 average at September 30, 2024. Many of the contracts in our sales order backlog are subject to contingencies, such as those described above, which can result in cancellations. As a percentage of gross sales orders, cancellations of sales contracts were 18% in both fiscal 2025 and 2024.

The length of time between the signing of a sales contract for a home and delivery of the home to the buyer (closing) is generally from one to three months; therefore, substantially all of the homes in our sales backlog at September 30, 2025 are scheduled to close in fiscal 2026.

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

Rental Properties

Our single-family rental operations construct and lease single-family homes within a community and market each community for a bulk sale of rental homes. We sold 3,460 single-family rental homes in fiscal 2025 compared to 3,970 homes in fiscal 2024. Our multi-family rental operations develop, construct, lease and sell residential rental properties. We primarily focus on constructing garden style apartment communities in high growth suburban markets. We sold 2,947 multi-family rental units in fiscal 2025 compared to 2,202 units in fiscal 2024.

Forestar Residential Lot Development Operations

We own approximately 62% of the outstanding shares of Forestar, a publicly traded residential lot development company with operations in 64 markets across 23 states as of September 30, 2025. Forestar is a key part of our strategy to maintain relationships with land developers and to control a large portion of our land and lot position through land purchase contracts. Forestar continues to invest in land acquisition and development to expand its residential lot development business across a geographically diversified national platform and consolidate market share in the fragmented U.S. lot development industry. Our homebuilding operations acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. A shared services agreement is in place whereby we provide Forestar certain administrative, compliance, operational and procurement services. As the controlling shareholder, we have significant influence in guiding the strategic direction and operations of Forestar.

Customer Mortgage Financing

We provide mortgage financing services primarily to purchasers of our homes in the majority of our homebuilding markets through DHI Mortgage, our wholly owned subsidiary. DHI Mortgage assists in the sales transaction by coordinating the mortgage application, mortgage commitment and home closing processes to facilitate a timely and efficient experience for our homebuyers. During fiscal 2025, DHI Mortgage provided mortgage financing services for 81% of the homes closed by our homebuilding operations, and those loans accounted for substantially all of DHI Mortgage’s total loan volume. Our homebuilding divisions may also work with additional mortgage lenders that offer a range of mortgage financing programs to our homebuyers.

To limit the risks associated with our mortgage operations, DHI Mortgage originates loan products that we believe can be sold to third-party purchasers of mortgage loans, the majority of which are eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). DHI Mortgage sells substantially all of the loans and the related servicing rights to third-party purchasers after origination. DHI Mortgage centralizes most of its control and oversight functions, including those related to loan underwriting, quality control, regulatory compliance, secondary marketing of loans, hedging activities, accounting and financial reporting.

Title Services

Through our subsidiary title companies, we issue title insurance policies and provide examination, underwriting and closing services primarily to our homebuilding customers in many of our markets.

Human Capital Resources

People and Culture

As of September 30, 2025, we employed 14,341 people, of whom 9,972 work in our homebuilding operations, 2,967 in our financial services operations, 586 at our corporate office, 330 in our rental operations, 433 at Forestar and 53 in our other businesses. Of our homebuilding employees, 3,626 are involved in construction, 2,935 are sales and marketing personnel and 3,411 are office personnel.

We believe the people who work for our company are our most important resource and are critical to our continued success. We focus significant attention toward attracting and retaining talented and experienced individuals to manage and support our operations. Our people are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must certify annually to their understanding of and adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.

Recruitment, Development and Retention

We are committed to hiring, developing and supporting an energetic workforce and maintaining a productive, positive and inclusive workplace. We believe that when people feel included and have ample opportunities for professional growth, they bring forward a variety of perspectives and ideas that strengthen our company. We have an active recruiting team that partners with college campuses and external organizations to identify promising new talent and established professionals. Through our paid internship program, college students and recent graduates gain valuable experience working alongside some of the most experienced professionals in the homebuilding industry. Our management team also supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. We regularly conduct specialized training for employees within key business functions of our homebuilding operations, such as purchasing, construction, sales and financial management. Additionally, our Leadership Development Program provides internal training designed to equip future leaders for roles across all areas of our operations. During fiscal 2025, 18 people were placed into a new homebuilding market leadership position, and 100% of those were promoted from within the company.

The long-term retention of our employees provides us with an experienced, cohesive workforce, which has been vital to achieving our goals. Our focus on retention is evident in the length of service of our executive, regional and divisional management teams. The average tenure of our executive team is 28 years, our homebuilding region presidents and vice presidents is 20 years and our homebuilding division presidents and city managers is 15 years. Our Board of Directors (Board) is actively involved in our company’s executive leadership succession planning and is equally committed to our culture of promoting rising talent from within.

Compensation and Benefits

We believe our compensation package and benefits are competitive with others in our industry. In addition to base pay, eligible employees may participate in our incentive bonus and stock compensation plans, which align their compensation to the interests of our shareholders. A substantial portion of our executive and senior operating leadership’s total compensation is variable, at risk pay based on our company’s performance. We also offer our employees a broad range of benefits, including paid vacation, holidays, sick time and parental leave; medical, dental and vision healthcare insurance; and life insurance and disability coverage. Additional benefits offered include a 401(k) savings plan, employee stock purchase plan and access to professional resources to support employees with their mental and physical health, family and financial planning, identity theft protection and legal needs. We host events and challenges, both virtually and in person, to encourage our employees to stay active and healthy. We are committed to supporting our employees in their health, wellness and financial planning goals. Additional information about our compensation and employee benefit plans is included in Note K to the accompanying financial statements.

Workplace Safety and Wellness

The safety and well-being of our employees is our first priority. We take workplace safety seriously at our construction sites and in our offices. We provide third-party training for our field personnel to become certified by the Occupational Safety and Health Administration. We also provide our teams with many safety resources, including safety checklists, policies, procedures and best practices, and we communicate with all employees through a monthly safety newsletter to inform and reinforce our commitment to and concern for their well-being. Additionally, because substantially all land development and home construction work is performed by subcontractors, we require that our subcontractors maintain safety programs as well.

Additional information regarding human capital is available in the “Sustainability” section of our Investor Relations website at investor.drhorton.com.

Sustainability

We publish consistent and relevant sustainability information on an annual basis. Our most recent Sustainability Report published in September 2025 includes data aligned with the homebuilders industry reporting standards prepared by the Sustainability Accounting Standards Board, now a part of the International Sustainability Standards Board. Our Sustainability Report is not considered part of or incorporated by reference in this Annual Report. The report also covers topics of importance to our company and our stakeholders, including, but not limited to:
•Risk management;
•Board oversight, ethics, diversity and independence;
•Home affordability and community impact;
•Home energy efficiency, quality and safety;
•Workplace health and safety;
•Talent retention and employee well-being;
•Responsible land development;
•Water management and efficiency; and
•Greenhouse gas emissions.

Business Acquisitions

We routinely evaluate opportunities to expand our operations, including potential acquisitions of other homebuilding or related businesses. Acquisitions of homebuilding and related businesses usually provide us with immediate land and home inventories and control of additional land and lot positions through purchase contracts. Also, employees of acquired businesses generally have specialized knowledge of local market conditions, including existing relationships with municipalities, land owners, developers, subcontractors and suppliers. These inventory positions and local market knowledge and relationships could take us several years to develop through our own efforts. We seek to limit the risks associated with acquiring other companies by conducting extensive operational, financial and legal due diligence on each acquisition and by performing financial analysis to determine that each acquisition is expected to have a positive impact on our earnings, returns and strategic position.

Competition

We operate as a provider of residential housing in both the for sale and rental markets, which are highly competitive. We compete not only for homebuyers and renters, but also for desirable properties, raw materials, skilled labor and financing. We compete with local, regional and national homebuilding and rental companies and also with existing home sales and rental properties. We compete based on price, location, quality and design of our homes and on mortgage financing terms.

Competition to our financial services businesses includes other mortgage lenders and title companies, including national, regional and local mortgage banks and other financial institutions. Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, may operate with different lending criteria and/or may offer a broader or more attractive array of financing and other products and services to potential customers. We strive to provide flexible, fairly priced financing alternatives subject to applicable regulations.

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

Our construction and land development activities are also subject to an extensive array of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The compliance requirements for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. We believe that we are in compliance in all material respects with existing environmental regulations applicable to our business. Additionally, our compliance with such regulations has not had, nor is it expected to have, a material adverse effect on our consolidated financial position, results of operations or cash flows. However, changes in regulations, such as the climate-related disclosure legislation recently enacted by the State of California, could increase our costs to comply with such regulations, as discussed in “Item 1A. Risk Factors.”

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

ITEM 1A.    RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties we are or may become subject to, many of which are difficult to predict and beyond our control. Although the risks are organized and described separately, many of the risks are interrelated. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Risks Related to our Business and our Industry

Our homebuilding, rental and land development operations are cyclical and significantly affected by changes in economic, real estate or other conditions that could adversely affect our business and financial results.

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

Our homebuilding operations utilize a $2.305 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Our homebuilding revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. The facility includes bank commitments of $2.04 billion maturing on December 18, 2029 and $265 million maturing on October 28, 2027. Our homebuilding revolving credit facility and our homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

As of September 30, 2025, Forestar had a $640 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. In October 2025, Forestar utilized the accordion feature and increased the size of its revolving credit facility to $665 million through an additional commitment. The facility includes bank commitments of $600 million maturing on December 18, 2029 and $65 million maturing on October 28, 2026. The Forestar revolving credit facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. The Forestar revolving credit facility is guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The Forestar revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

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

Our mortgage subsidiary, DHI Mortgage, utilizes a $1.4 billion committed mortgage repurchase facility to finance the majority of the loans it originates. Adverse changes in market conditions could make the renewal of this facility more difficult or could result in an increase in the cost of this facility or a decrease in the committed amounts. Such changes affecting our mortgage repurchase facility may also make it more difficult or costly to sell the mortgages that we originate. The maturity date of the committed mortgage repurchase facility is May 6, 2026. DHI Mortgage also utilizes an uncommitted mortgage repurchase facility, which had a capacity of $500 million at September 30, 2025. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

We regularly assess our projected capital requirements to fund growth in our business, repay debt obligations, pay dividends, repurchase our common stock under our $5.0 billion stock repurchase authorization and support other general corporate and operational needs, and we regularly evaluate our opportunities to raise additional capital. D.R. Horton, Inc. has an automatically effective universal shelf registration statement filed with the SEC in July 2024, registering debt and equity securities that may be issued from time to time in amounts to be determined. Forestar also has an effective shelf registration statement filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering program that was entered into in November 2024. As market conditions permit, we may issue new debt or equity securities through the capital markets or obtain additional bank financing to fund our projected capital requirements or provide additional liquidity. We believe that our existing cash resources, together with the homebuilding, rental and Forestar revolving credit facilities, mortgage repurchase facilities and ability to access the capital markets or obtain additional financing will provide sufficient liquidity to fund our near-term working capital needs and debt obligations. Adverse changes in economic, homebuilding or capital market conditions could negatively affect our business, liquidity and financial results, restrict our ability to obtain additional capital or increase our costs of capital.

Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, a decrease in our ability to sell mortgage loans on attractive terms or an increase in mortgage interest rates could decrease our buyers’ ability to obtain financing and adversely affect our business and financial results.

The mortgage loans originated by our financial services operations are primarily eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae and are typically sold to third-party purchasers. The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans. During fiscal 2025, approximately 71% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 27% were sold to one other major financial entity. On an ongoing basis, we seek to establish loan purchase arrangements with additional financial entities. If we are unable to sell mortgage loans to purchasers on attractive terms, our ability to originate and sell mortgage loans at competitive prices could be limited, which would negatively affect our profitability.

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

In the recent past, we experienced multiple disruptions in our supply chain, which resulted in shortages of certain building materials and tightness in the labor market. This caused our construction cycle to lengthen and costs of building materials to increase. Our construction cycle times have since improved and recently normalized; however, if shortages and cost increases in building materials and tightness in the labor market increase, our construction cycle time and profit margins could be adversely impacted.

In addition, newly imposed or increased tariffs, duties and/or trade restrictions, such as those imposed by the current administration, on imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum and lumber, may raise our costs for these items or for the products made with them. These factors may cause construction delays or cause us to incur more costs building our homes.

Public health issues such as a major epidemic or pandemic could adversely affect our business and financial results.

The U.S. and other countries have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health and public perception of health risk. In the event of a widespread, prolonged, actual or perceived outbreak of any contagious disease, our operations could be negatively impacted. Such events have had, and could in the future have, an effect on our operations, including a reduction in customer traffic, a disruption in our supply chain, tightness in the labor market or other factors, all of which could reduce demand for our homes. These or other repercussions of a public health crisis that affect the global economy could have an adverse impact on our results of operations and financial condition.

Our business and financial results could be adversely affected by weather conditions and natural disasters.

Physical risks, including weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, volcanic activity, droughts, floods, hailstorms, heavy or prolonged precipitation, wildfires and others, can harm our business. Additionally, the physical impacts of climate change may cause these occurrences to increase in frequency, severity and duration. The climates and geology of many of the states in which we operate, including California, Florida, Texas and other coastal areas where we have some of our larger operations, present increased risks of adverse weather or natural disasters, such as wildfires and hurricanes. Any such events can temporarily delay our development work, home construction and home closings, unfavorably affect the cost or availability of materials or labor, damage homes under construction, lead to changing consumer preferences and/or negatively impact demand for new homes in affected areas. We have experienced temporary delays in production and short-term impacts on our sales and closings activity from weather events in recent years. There have been no material lasting impacts on our business from these events or material permanent operational challenges resulting from these events, but they could adversely affect our business in the future.

Our business is subject to home warranty and construction defect claims and other litigation that can be significant.

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

In addition, other types of lawsuits, claims and proceedings have been and may in the future be instituted or asserted against us. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We intend to defend ourselves vigorously in any litigation that has been or may be instituted or asserted against us; however, litigation is inherently uncertain and we cannot be certain of the ultimate outcomes of any claims that have arisen or may arise.

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

We often are required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. At September 30, 2025, we had $3.5 billion of outstanding surety bonds. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, our results of operations and cash flows could be adversely affected.

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

Further, existing and prospective regulatory and societal initiatives intended to reduce potential climate change impacts may lead to higher upfront costs of purchasing a home, increased expenses to maintain the home and its systems and greater ongoing energy and utility costs. Additionally, in certain regions, the cost to obtain homeowner and various hazard and flood insurance has risen significantly in recent years, reflecting the increasing frequency and severity of damage caused by severe weather and natural disasters. In some areas, these events have limited the ability of homeowners to secure insurance coverage. Although these factors have not had a material effect on our business to date, they could adversely impact our business in the future.

Information technology failures, cybersecurity incidents, and the failure to satisfy privacy and data protection laws and regulations could harm our business.

We use information technology and other computer resources, including artificial intelligence, to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, third-party software and data storage providers and other aspects of the Internet infrastructure that have experienced cybersecurity incidents, significant systems failures and service outages in the past. Additionally, phishing attacks, whereby perpetrators attempt to fraudulently induce employees, customers, vendors or other users of a company’s systems to disclose personal information to gain access to its data, have increased significantly in recent years. With the use of artificial intelligence, these phishing attacks may contain highly convincing language making them difficult to distinguish from legitimate messages. The use of remote work environments and virtual platforms may increase our risk of cyber incidents that could compromise our data. Further, geopolitical tensions or conflicts may create a heightened risk of these incidents. Our normal business activities involve collecting and storing information specific to our homebuyers, renters, employees, vendors and suppliers and maintaining operational and financial information related to our business, both in an office setting and remote locations as needed. A material breach in the security of our information technology systems or other data security controls, or those of the third parties we work with, could include the theft or release of this information. The unintended or unauthorized disclosure of personal identifying and confidential information as a result of a cybersecurity incident by any means could lead to litigation or other proceedings against us by the affected individuals or business partners, or by regulators. The outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.

We may also be required to incur significant costs to protect against damages caused by information technology failures, cybersecurity incidents, and the failure to satisfy privacy, data protection, and artificial intelligence laws and regulations in the future as legal requirements continue to increase. The European Union and other international regulators, as well as state governments, have enacted or enhanced privacy, data protection, and artificial intelligence regulations, such as the California Privacy Rights Act and the Colorado Privacy Act, and other governments are considering establishing similar or stronger protections. Among other things, these regulations impose certain obligations for handling specified personal information in our systems, including notifying individuals regarding information we have collected from them. We have incurred costs in an effort to comply with these requirements, but our costs may increase significantly if new requirements are enacted and based on how individuals exercise their rights. Any loss of personal information and failure to comply with these requirements or other applicable laws and regulations in this area could result in substantial penalties, reputational damage or litigation.

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

Although past cybersecurity incidents have not had a material effect on our business or operations to date, in the future, a significant and extended disruption in the functioning of our information technology systems or a breach of any of our data security controls could disrupt our business operations, damage our reputation and cause us to lose customers. Additionally, if a cybersecurity incident is determined to be material, we are subject to additional reporting requirements. We cannot provide assurances that a cyber incident, including data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

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

Additionally, actual or perceived sustainability matters and our response to these matters could harm our business. Increasing governmental and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor, cybersecurity and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. In March 2024, the SEC adopted new rules regarding climate-related disclosures. These rules were subsequently challenged in legal proceedings, and their effectiveness was stayed by the SEC pending judicial review. In March 2025, the SEC terminated its defense of the rules; however, if they become effective, they would require public companies to make a wide range of climate-related disclosures. Similarly, the State of California has enacted its own legislation requiring extensive climate-related disclosures for companies deemed to be doing business in California, and other states are considering similar laws. Any of the above factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

The subcontractors we rely on to perform the actual construction of our homes are also subject to a significant number of local, state and federal laws and regulations, including laws involving matters that are not within our control. If the subcontractors who construct our homes fail to comply with all applicable laws, we can suffer reputational damage and may be exposed to liability.

Changes in income tax and securities laws could adversely affect our business and financial results.

We are subject to income taxes at the federal, state and local levels, and any changes in tax legislation could adversely affect our future effective tax rates and the value of our deferred tax assets.

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

As of September 30, 2025, our consolidated debt was $6.0 billion, which consisted of $3.2 billion related to our homebuilding segment, $1.4 billion related to our financial services segment, $803 million related to our Forestar segment and $600 million related to our rental segment. The indenture governing our homebuilding senior notes does not restrict the incurrence of future unsecured debt by us or our homebuilding subsidiaries or the incurrence of secured or unsecured debt by our non-guarantor subsidiaries, and the agreement governing our homebuilding revolving credit facility allows us to incur a substantial amount of future unsecured debt. Also, the indenture governing our homebuilding senior notes and the agreement governing our homebuilding revolving credit facility impose restrictions on our ability and on that of the guarantors under our homebuilding senior notes and our homebuilding revolving credit facility to incur debt secured by certain assets, but still permit us and our homebuilding subsidiaries to incur significant amounts of additional secured debt. The rental revolving credit facility imposes restrictions on the ability of DRH Rental and its restricted subsidiaries to incur secured and unsecured debt, but still permits DRH Rental and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and does not restrict the incurrence of future secured and unsecured debt by DRH Rental’s unrestricted subsidiaries. The Forestar revolving credit facility and the indentures governing Forestar’s senior notes impose restrictions on the ability of Forestar and its restricted subsidiaries to incur secured and unsecured debt, but still permit Forestar and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by Forestar’s unrestricted subsidiaries. The mortgage repurchase facilities impose restrictions on the ability of DHI Mortgage and its restricted subsidiaries to incur secured and unsecured debt, but still permit DHI Mortgage and its restricted subsidiaries to incur a substantial amount of future secured and unsecured debt, and do not restrict the incurrence of future secured and unsecured debt by DHI Mortgage’s unrestricted subsidiaries.

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

Change of control purchase options under our homebuilding senior notes and change of control default under our homebuilding revolving credit facility. Upon the occurrence of both a change of control and a ratings downgrade event, each as defined in the indenture governing our homebuilding senior notes, we will be required to offer to repurchase such notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. Moreover, a change of control (as defined in our homebuilding revolving credit facility) would constitute an event of default under our homebuilding revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If any indebtedness of us or any guarantor together having an aggregate principal amount outstanding of $50 million or more, or in the case of our 5.5% senior notes due 2035 and 4.85% senior notes due 2030, $150 million or more, were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indenture governing our homebuilding senior notes, entitling the trustee for the notes or holders of at least 25% in principal amount of the relevant series of notes then outstanding to declare all such notes to be due and payable immediately. If purchase offers were required under the indenture for our homebuilding senior notes, repayment of the borrowings under our homebuilding revolving credit facility were required, or if the senior notes were accelerated, we can give no assurance that we would have sufficient funds to pay the required amounts.

Change of control purchase option under Forestar’s notes and change of control default under the Forestar revolving credit facility. Upon the occurrence of a change of control triggering event (as defined in the indentures governing Forestar’s notes), Forestar will be required to offer to repurchase Forestar’s notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. A change of control (as defined in the Forestar revolving credit facility) with respect to Forestar would constitute an event of default under the Forestar revolving credit facility, which could result in the acceleration of the repayment of any borrowings outstanding under the Forestar revolving credit facility, a requirement to cash collateralize all letters of credit outstanding thereunder and the termination of the commitments thereunder. If any indebtedness of Forestar or any of its restricted subsidiaries together having an aggregate principal amount outstanding of $40 million or more, in the case of the indenture governing Forestar’s 5.0% senior notes due 2028 (2028 notes), or $75 million or more, in the case of Forestar’s 6.5% senior notes due 2033 (2033 notes), were accelerated and such acceleration were not rescinded or such indebtedness were not satisfied, in either case within 30 days, an event of default would result under the indentures governing the Forestar notes, entitling the trustee for the Forestar notes or holders of at least 25%, in the case of the 2028 notes, or 30%, in the case of the 2033 notes, in aggregate principal amount of the applicable series of Forestar notes to declare all such Forestar notes to be due and payable immediately. If purchase offers were required under the indentures for Forestar’s notes, repayment of the borrowings under Forestar’s revolving credit facility were required, or if Forestar’s notes were accelerated, we can give no assurance that Forestar would have sufficient funds to pay the required amounts.

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

We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions could be costly and time-consuming, disrupt our business and operations and/or divert the attention of our Board and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy, including with respect to our sustainability efforts, which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential homebuyers and business partners and may affect our relationships with current homebuyers, subcontractors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our CIO has 36 years of experience working in information technology including roles in the commercial software development, healthcare, industrial and professional services sectors. While in those roles, our CIO has led governance, risk, and compliance technology programs and information security programs. The CIO currently reports to the CFO.

Our CSRO has 24 years of experience working in information technology and cybersecurity roles including software development, identity and access management projects, privilege account management and multi-factor authentication implementations. While in those roles, our CSRO has led projects and implementations for a variety of organizations that assess and create solutions for security concerns. The CSRO currently reports to the CIO.

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

ITEM 2.    PROPERTIES

Our homebuilding and lot development operations own inventories of land, lots and homes, and our rental operations own rental properties that are both completed and under construction as part of the ordinary course of our business. We also own office buildings totaling approximately 2.1 million square feet, and we lease approximately 760,000 square feet of office space under leases expiring through September 2032. These properties are located in our various operating markets to house our homebuilding, rental, Forestar and financial services operating divisions and our regional and corporate offices.

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

In fiscal 2014, we received Notices of Violation from the United States Environmental Protection Agency (EPA), the Alabama Department of Environmental Management and the State of South Carolina Department of Health and Environmental Control related to stormwater compliance at certain of our sites in the southeastern United States within EPA Region 4. Since 2014, we have enhanced our practices and procedures related to stormwater compliance, and this matter has been resolved with each of these governmental entities through a consent decree issued in April 2024 (Consent Decree) and entered by the court in August 2024. In addition to a $400,000 civil penalty, we agreed to complete a supplemental environmental project intended to provide a tangible environmental benefit. The Consent Decree also provides for ongoing reporting obligations and stipulated penalties for future noncompliance with the Consent Decree in EPA Region 4. While the aggregate costs of the civil penalty, the project and stipulated penalties have exceeded $1 million, we do not believe it is reasonably possible that any future obligations related to this matter would result in a loss that would have a material effect on our consolidated financial position, results of operations or cash flows.

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

On April 29, 2025, a verified stockholder of Forestar filed a derivative complaint in the Delaware Court of Chancery, on behalf of Forestar, against D.R. Horton, Inc., Forestar’s Executive Chairman, and certain of Forestar’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between Forestar and D.R. Horton. The complaint seeks judgment awarding Forestar damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and experts’ fees. The Company disputes the allegations of wrongdoing in this matter. The outcome of this lawsuit is uncertain; however, we do not anticipate this matter would have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE and NYSE Texas under the symbol “DHI.” As of November 13, 2025, the closing price of our common stock was $143.40, and there were approximately 228 holders of record.

In October 2025, our Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on November 20, 2025 to stockholders of record on November 13, 2025. The declaration of future cash dividends is at the discretion of our Board and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

We may repurchase shares of our common stock from time to time pursuant to our $5.0 billion common stock repurchase authorization, which was approved by our Board effective April 17, 2025 and replaced our prior $4.0 billion repurchase authorization that was effective as of July 18, 2024. The authorization has no expiration date. During fiscal 2025, we purchased 30.7 million shares of our common stock at a total cost, including commissions and excise taxes, of $4.3 billion, of which $2.6 billion was repurchased under the previous authorization. At September 30, 2025, there was $3.3 billion remaining on the repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
July 2025	2,599,304	$140.69	2,599,304	$3,607.1
August 2025	1,529,310	160.98	1,529,310	3,360.9
September 2025	432,700	177.77	432,700	3,284.0
Total	4,561,314	$151.01	4,561,314	$3,284.0

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in July 2025 included 1,236,092 shares purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

During fiscal years 2025, 2024 and 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (Securities Act).

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

The following graph illustrates the cumulative total stockholder return on D.R. Horton common stock for the last five fiscal years through September 30, 2025, compared to the S&P 500 Index and the S&P 1500 Homebuilding Index. The comparison assumes a hypothetical investment in D.R. Horton common stock and in each of the foregoing indices of $100 at September 30, 2020 and assumes that all dividends were reinvested. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns. The graph and related disclosure in no way reflect our forecast of future financial performance.

Comparison of Five-Year Cumulative Total Return
Among D.R. Horton, Inc., S&P 500 Index and S&P 1500 Homebuilding Index
$400
$300
$200
$100
$—
Sep-20
Sep-21
Sep-22
Sep-23
Sep-24
Sep-25
D.R. Horton, Inc.
S&P 500 Index
S&P 1500 Homebuilding Index

	September 30,
	2020	2021	2022	2023	2024	2025
D.R. Horton, Inc.	$100.00	$112.08	$90.89	$146.46	$262.12	$235.46
S&P 500 Index	100.00	130.00	109.89	133.65	182.23	214.30
S&P 1500 Homebuilding Index	100.00	112.30	88.95	145.19	256.82	218.81

This performance graph shall not be deemed to be incorporated by reference into our SEC filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act or the Exchange Act.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote an understanding of our financial condition, results of operations, liquidity and certain other factors that may affect future results. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-K. This section discusses the results of operations for fiscal 2025 compared to 2024. For similar operating and financial data and discussion of our fiscal 2024 results compared to our fiscal 2023 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the fiscal year ended September 30, 2024, which was filed with the SEC on November 19, 2024.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-Looking Statements” and under Item 1A, “Risk Factors.”

Results of Operations — Overview

Fiscal 2025 Operating Results

In fiscal 2025, our number of homes closed and our home sales revenues decreased 5% and 7%, respectively, compared to the prior year, and our consolidated revenues decreased 7% to $34.3 billion compared to $36.8 billion. Our pre-tax income was $4.7 billion in fiscal 2025 compared to $6.3 billion in fiscal 2024, and our pre-tax operating margin was 13.8% compared to 17.1%. Net income was $3.6 billion in fiscal 2025 compared to $4.8 billion in fiscal 2024, and our diluted earnings per share were $11.57 compared to $14.34.

Consolidated net cash provided by operating activities was $3.4 billion in fiscal 2025 and $2.2 billion in fiscal 2024, and cash provided by our homebuilding operations was $3.4 billion in fiscal 2025 compared to $2.2 billion in fiscal 2024. In fiscal 2025, our return on equity (ROE) was 14.6% compared to 19.9% in fiscal 2024, and our return on assets (ROA) was 10.0% compared to 13.9%. ROE is calculated as net income attributable to D.R. Horton for the year divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the year divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

During fiscal 2025, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment. As a result, the value of our net sales orders and homebuilding revenues in fiscal 2025 decreased 6% and 7%, respectively, compared to fiscal 2024, and our home sales gross margin decreased to 21.5% as we increased sales incentives, such as buydowns of mortgage rates for our homebuyers. We strive to remain well positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of demand in each of our local markets. We expect to maintain an elevated level of sales incentives to support demand and may increase them further, depending on market conditions and changes in mortgage interest rates.

We remain focused on our relationships with land developers across the country to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represented 75% of the lots owned and controlled at September 30, 2025 compared to 76% at September 30, 2024. We continue to prioritize the purchase of finished lots from Forestar and other land developers when possible. During fiscal 2025, 65% of the homes we closed were on lots developed by either Forestar or a third party compared to 63% in fiscal 2024.

We believe our strong balance sheet and liquidity provide us with flexibility to operate effectively through changing economic conditions. We plan to generate strong cash flows from our operations and manage our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

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

We believe our operating strategy, which has produced positive results in recent years, will allow us to successfully operate through changing economic conditions and maintain our strong financial performance and competitive position. However, we cannot provide any assurance that the initiatives listed above will continue to be successful, and we may need to adjust parts of our strategy to meet future market conditions.

Key Results

Key financial results as of and for our fiscal year ended September 30, 2025, as compared to fiscal 2024, were as follows:

Consolidated Results:
•Consolidated revenues decreased 7% to $34.3 billion compared to $36.8 billion.
•Consolidated pre-tax income decreased 25% to $4.7 billion compared to $6.3 billion.
•Consolidated pre-tax income was 13.8% of consolidated revenues compared to 17.1%.
•Income tax expense was $1.1 billion compared to $1.5 billion, and our effective tax rate was 23.6% compared to 23.5%.
•Net income attributable to D.R. Horton was $3.6 billion compared to $4.8 billion.
•Net income attributable to D.R. Horton per diluted share decreased 19% to $11.57 compared to $14.34.
•Net cash provided by operations was $3.4 billion compared to $2.2 billion.
•Stockholders’ equity was $24.2 billion compared to $25.3 billion.
•Book value per share increased to $82.15 compared to $78.12.
•Debt to total capital was 19.8% compared to 18.9%, and net debt to total capital was 11.0% compared to 5.2%.

Homebuilding:
•Homebuilding revenues decreased 7% to $31.5 billion compared to $34.0 billion.
•Homes closed decreased 5% to 84,863 homes, and the average closing price of those homes decreased 2% to $370,400.
•Net sales orders decreased 4% to 83,423 homes, and the value of net sales orders decreased 6% to $30.8 billion.
•Sales order backlog decreased 11% to 10,785 homes, and the value of sales order backlog decreased 14% to $4.1 billion.
•Home sales gross margin was 21.5% compared to 23.5%.
•Homebuilding SG&A expense was 8.3% of homebuilding revenues compared to 7.5%.
•Homebuilding pre-tax income was $4.1 billion compared to $5.5 billion.
•Homebuilding pre-tax income was 13.1% of homebuilding revenues compared to 16.1%.
•Net cash provided by homebuilding operations was $3.4 billion compared to $2.2 billion.
•Homebuilding cash and cash equivalents totaled $2.2 billion compared to $3.6 billion.
•Homebuilding inventories totaled $20.3 billion compared to $20.0 billion.
•Homes in inventory totaled 29,600 compared to 37,400.
•Owned lots totaled 147,000 compared to 152,500, and lots controlled through purchase contracts totaled 444,900 compared to 480,400.
•Homebuilding debt was $3.2 billion compared to $2.9 billion.

Rental:
•Rental revenues were $1.6 billion compared to $1.7 billion.
•Rental pre-tax income was $170.0 million compared to $228.7 million.
•Rental inventory totaled $2.7 billion compared to $2.9 billion.
•Single-family rental homes closed totaled 3,460 compared to 3,970.
•Multi-family rental units closed totaled 2,947 compared to 2,202.

Forestar:
•Forestar’s revenues increased 10% to $1.7 billion compared to $1.5 billion. Revenues in fiscal 2025 and 2024 included $1.4 billion and $1.3 billion, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 5% to 14,240 compared to 15,068. Lots sold to D.R. Horton totaled 11,751 compared to 13,267.
•Forestar’s revenue from tract acres sold increased to $103.5 million compared to $27.0 million, of which $91.2 million and $15.2 million, respectively, related to acreage sold to D.R. Horton.
•Forestar’s pre-tax income was $219.3 million compared to $270.1 million.
•Forestar’s pre-tax income was 13.2% of revenues compared to 17.9%.
•Forestar’s cash and cash equivalents totaled $379.2 million compared to $481.2 million.
•Forestar’s inventories totaled $2.6 billion compared to $2.3 billion.
•Forestar’s owned and controlled lots totaled 99,800 compared to 95,100. Of these lots, 40,400 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 37,700.
•Forestar’s debt was $802.8 million compared to $706.4 million.
•Forestar’s debt to total capital was 31.2% compared to 30.7%, and Forestar’s net debt to total capital was 19.3% compared to 12.4%.

Financial Services:
•Financial services revenues decreased 5% to $841.2 million compared to $882.5 million.
•Financial services pre-tax income was $278.7 million compared to $311.2 million.
•Financial services pre-tax income was 33.1% of financial services revenues compared to 35.3%.

Results of Operations — Homebuilding

Our operating segments are our 92 homebuilding divisions, our rental operations, our majority-owned Forestar residential lot development operations, our financial services operations and our other business activities. The homebuilding operating segments are aggregated into six reporting segments. These reporting segments, which we also refer to as reporting regions, have homebuilding operations located in the following states:

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

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the fiscal years ended September 30, 2025 and 2024.

	Net Sales Orders (1)
	Year Ended September 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	4,938	5,391	(8)%	$2,679.2	$2,750.8	(3)%	$542,600	$510,300	6%
Southwest	9,325	9,942	(6)%	4,436.4	4,855.6	(9)%	475,800	488,400	(3)%
South Central	22,000	22,549	(2)%	6,744.9	7,285.5	(7)%	306,600	323,100	(5)%
Southeast	19,700	22,982	(14)%	6,625.8	8,115.2	(18)%	336,300	353,100	(5)%
East	17,290	16,425	5%	5,958.3	5,830.8	2%	344,600	355,000	(3)%
North	10,170	9,272	10%	4,315.9	3,876.1	11%	424,400	418,000	2%
	83,423	86,561	(4)%	$30,760.5	$32,714.0	(6)%	$368,700	$377,900	(2)%
_______________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.

	Sales Order Cancellations
	Year Ended September 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (1)
	2025	2024	2025	2024	2025	2024
Northwest	832	852	$471.5	$456.2	14%	14%
Southwest	1,702	1,726	848.1	827.7	15%	15%
South Central	4,473	4,805	1,462.2	1,608.6	17%	18%
Southeast	4,699	5,570	1,627.3	1,997.0	19%	20%
East	3,892	3,850	1,378.7	1,363.7	18%	19%
North	2,500	2,208	1,045.2	912.5	20%	19%
	18,098	19,011	$6,833.0	$7,165.7	18%	18%
_______________
(1)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders was $30.8 billion (83,423 homes) in fiscal 2025 compared to $32.7 billion (86,561 homes) in fiscal 2024. The decrease in value was primarily attributable to a 4% decrease in sales order volume, along with a 2% decrease in the average selling price.

In regions where sales order volume decreased, the markets contributing most to the decrease in fiscal 2025 were the Salt Lake City market in the Northwest, the Phoenix and California markets in the Southwest, the Dallas and Fort Worth markets in the South Central and the Florida markets (particularly Tampa and Jacksonville) in the Southeast. In regions where sales order volume increased, the markets contributing most to the increase were the North Carolina markets in the East and the New Jersey, Chicago and suburban Washington, D.C. markets in the North.

During fiscal 2025, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment. We remain well positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of new home demand in each of our local markets.

	Sales Order Backlog
	As of September 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	476	535	(11)%	$277.8	$284.2	(2)%	$583,600	$531,200	10%
Southwest	1,035	1,214	(15)%	486.4	623.6	(22)%	470,000	513,700	(9)%
South Central	2,435	2,709	(10)%	753.1	872.4	(14)%	309,300	322,000	(4)%
Southeast	2,405	3,095	(22)%	821.9	1,135.5	(28)%	341,700	366,900	(7)%
East	2,323	2,744	(15)%	839.5	1,012.3	(17)%	361,400	368,900	(2)%
North	2,111	1,883	12%	941.4	842.3	12%	445,900	447,300	—%
	10,785	12,180	(11)%	$4,120.1	$4,770.3	(14)%	$382,000	$391,700	(2)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Revenue
	Year Ended September 30,
	Homes Closed			Home Sales Revenue (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	4,997	5,403	(8)%	$2,685.7	$2,744.6	(2)%	$537,500	$508,000	6%
Southwest	9,504	10,135	(6)%	4,573.7	4,913.3	(7)%	481,200	484,800	(1)%
South Central	22,319	23,467	(5)%	6,885.4	7,639.6	(10)%	308,500	325,500	(5)%
Southeast	20,390	24,703	(17)%	6,939.4	8,853.4	(22)%	340,300	358,400	(5)%
East	17,711	17,062	4%	6,131.1	6,070.9	1%	346,200	355,800	(3)%
North	9,942	8,920	11%	4,216.7	3,681.8	15%	424,100	412,800	3%
	84,863	89,690	(5)%	$31,432.0	$33,903.6	(7)%	$370,400	$378,000	(2)%

Home Sales Revenue

Revenues from home sales were $31.4 billion (84,863 homes closed) in fiscal 2025 compared to $33.9 billion (89,690 homes closed) in fiscal 2024. The decrease in revenues was primarily attributable to a 5% decrease in closings volume, along with a 2% decrease in the average selling price.

In regions where homes closed decreased, the markets contributing most were the Salt Lake City market in the Northwest, the Phoenix and California markets in the Southwest, the Dallas and Fort Worth markets in the South Central and the Florida markets (particularly Tampa and Jacksonville) in the Southeast. In regions where homes closed increased, the markets contributing most to the increase were the North Carolina markets in the East and the suburban Washington, D.C., Chicago and New Jersey markets in the North.

Homebuilding Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2025	2024
Gross profit — home sales	21.5%	23.5%
Gross profit — land/lot sales and other	40.0%	31.3%
Inventory and land option charges	(0.5)%	(0.2)%
Gross profit — total homebuilding	21.1%	23.3%
Selling, general and administrative expense	8.3%	7.5%
Other (income) expense	(0.3)%	(0.3)%
Homebuilding pre-tax income	13.1%	16.1%

Home Sales Gross Profit

Gross profit from home sales decreased to $6.8 billion in fiscal 2025 from $8.0 billion in fiscal 2024 and decreased 200 basis points to 21.5% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 170 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes, 20 basis points due to an increase in warranty and construction defect costs and 10 basis points due to an increase in the amortization of capitalized interest.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changes in market conditions during recent years, we have used a higher level of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We expect our incentive levels to stay elevated during fiscal 2026, the extent to which will depend on market conditions and changes in mortgage interest rates.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $83.5 million and $58.2 million in fiscal 2025 and 2024, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of September 30, 2025, our homebuilding operations had $21.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $6.7 million of impairments recorded in our homebuilding segment during the three months ended September 30, 2025. During fiscal 2025, impairment charges related to our homebuilding segment totaled $29.9 million compared to $14.0 million in fiscal 2024.

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

During fiscal 2025 and 2024, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $114.3 million and $54.9 million, respectively.

Selling, General and Administrative (SG&A) Expense

SG&A expense from homebuilding activities increased 3% to $2.62 billion in fiscal 2025 from $2.55 billion in fiscal 2024. As a percentage of homebuilding revenues, SG&A expense was 8.3% and 7.5% in fiscal 2025 and 2024, respectively, with the increase primarily due to the decrease in homebuilding revenues.

Employee compensation and related costs were $2.06 billion and $2.09 billion in fiscal 2025 and 2024, respectively, representing 79% and 82% of SG&A costs in those years. Our homebuilding operations employed 9,972 and 10,071 people at September 30, 2025 and 2024, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 104% to $103.1 million in fiscal 2025 from $50.5 million in fiscal 2024, primarily due to an increase in the weighted average interest rate of homebuilding debt outstanding as well as a 33% increase in the average amount of that debt. Interest charged to cost of sales was 0.4% of homebuilding cost of sales (excluding inventory and land option charges) in both years.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $101.7 million in fiscal 2025 compared to $107.6 million in fiscal 2024. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2025, we acquired the homebuilding operations of SK Builders for approximately $80 million in cash. SK Builders operates in and around Greenville, South Carolina. The assets acquired included approximately 160 homes in inventory, 260 lots and a sales order backlog of 110 homes. We also obtained control of approximately 1,320 additional lots through land purchase contracts.

Homebuilding Results by Reporting Region

	Year Ended September 30,
	2025			2024
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues
	(In millions)
Northwest	$2,686.2	$395.7	14.7%	$2,761.7	$420.8	15.2%
Southwest	4,595.3	517.1	11.3%	4,914.7	703.5	14.3%
South Central	6,899.3	964.6	14.0%	7,652.1	1,331.4	17.4%
Southeast	6,971.2	839.9	12.0%	8,876.8	1,441.4	16.2%
East	6,138.0	834.0	13.6%	6,073.1	1,059.6	17.4%
North	4,225.5	583.6	13.8%	3,683.4	498.4	13.5%
	$31,515.5	$4,134.9	13.1%	$33,961.8	$5,455.1	16.1%
_______________
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

Northwest Region — Homebuilding revenues decreased 3% in fiscal 2025 compared to fiscal 2024, due to a decrease in the number of homes closed, particularly in our Salt Lake City market. The region generated pre-tax income of $395.7 million in fiscal 2025 compared to $420.8 million in fiscal 2024. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) was essentially flat in fiscal 2025 compared to fiscal 2024. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in fiscal 2025 compared to fiscal 2024, primarily due to an increase in employee compensation costs.

Southwest Region — Homebuilding revenues decreased 6% in fiscal 2025 compared to fiscal 2024, primarily due to a decrease in the number of homes closed, particularly in our Phoenix market. The region generated pre-tax income of $517.1 million in fiscal 2025 compared to $703.5 million in fiscal 2024. Home sales gross profit percentage decreased by 220 basis points in fiscal 2025 compared to fiscal 2024, primarily due to an increase in construction defect costs in our Phoenix and Hawaii markets and the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 70 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 10% in fiscal 2025 compared to fiscal 2024, due to a decrease in the number of homes closed, particularly in our Fort Worth and Dallas markets, as well as a decrease in the average selling price of homes closed in most markets. The region generated pre-tax income of $964.6 million in fiscal 2025 compared to $1.3 billion in fiscal 2024. Home sales gross profit percentage decreased by 220 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 80 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the decrease in homebuilding revenues.

Southeast Region — Homebuilding revenues decreased 21% in fiscal 2025 compared to fiscal 2024, primarily due to a decrease in the number of homes closed, particularly in our Florida markets. The region generated pre-tax income of $839.9 million in fiscal 2025 compared to $1.4 billion in fiscal 2024. Home sales gross profit percentage decreased by 270 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 130 basis points in fiscal 2025 compared to fiscal 2024 due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues increased 1% in fiscal 2025 compared to fiscal 2024, due to an increase in the number of homes closed, particularly in our North Carolina markets. The region generated pre-tax income of $834.0 million in fiscal 2025 compared to $1.1 billion in fiscal 2024. Home sales gross profit percentage decreased by 310 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased. As a percentage of homebuilding revenues, SG&A expenses increased by 50 basis points in fiscal 2025 compared to fiscal 2024, primarily due to an increase in employee compensation costs.

North Region — Homebuilding revenues increased 15% in fiscal 2025 compared to fiscal 2024, primarily due to an increase in the number of homes closed, particularly in our Chicago, suburban Washington, D.C. and New Jersey markets. The region generated pre-tax income of $583.6 million in fiscal 2025 compared to $498.4 million in fiscal 2024. Home sales gross profit percentage increased by 70 basis points in fiscal 2025 compared to fiscal 2024, primarily due to the average selling price of homes closed increasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 basis points in fiscal 2025 compared to fiscal 2024, primarily due to an increase in employee compensation costs.

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

Our homebuilding segment’s inventories at September 30, 2025 and 2024 are summarized as follows:

	September 30, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$647.4	$1,225.3	$16.2	$2.9	$1,891.8
Southwest	1,003.8	2,047.1	8.7	8.9	3,068.5
South Central	1,643.0	2,288.6	0.3	—	3,931.9
Southeast	1,537.8	2,502.3	12.6	9.1	4,061.8
East	1,561.4	2,836.3	—	—	4,397.7
North	1,222.8	1,414.6	—	0.2	2,637.6
Corporate and unallocated (1)	127.5	198.9	0.5	0.3	327.2
	$7,743.7	$12,513.1	$38.3	$21.4	$20,316.5

	September 30, 2024
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$719.6	$1,215.6	$—	$—	$1,935.2
Southwest	1,378.1	1,889.3	6.8	4.7	3,278.9
South Central	1,701.5	2,024.5	0.3	1.7	3,728.0
Southeast	2,146.9	2,124.3	13.1	0.2	4,284.5
East	1,626.4	2,347.3	—	4.5	3,978.2
North	1,287.6	1,262.2	—	1.4	2,551.2
Corporate and unallocated (1)	126.0	148.5	0.3	0.2	275.0
	$8,986.1	$11,011.7	$20.5	$12.7	$20,031.0
_______________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at September 30, 2025 and 2024 are summarized as follows:

	September 30, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,200	17,100	29,300	1,700
Southwest	19,600	31,200	50,800	3,200
South Central	35,900	111,900	147,800	7,700
Southeast	31,500	113,600	145,100	6,300
East	31,500	111,100	142,600	6,300
North	16,300	60,000	76,300	4,400
	147,000	444,900	591,900	29,600
	25%	75%	100%

	September 30, 2024
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	13,000	18,600	31,600	2,100
Southwest	22,200	29,200	51,400	4,200
South Central	39,000	109,600	148,600	9,000
Southeast	29,500	134,300	163,800	9,700
East	32,500	129,300	161,800	7,500
North	16,300	59,400	75,700	4,900
	152,500	480,400	632,900	37,400
	24%	76%	100%
_______________
(1)Land/lots owned included approximately 78,400 and 64,400 owned lots that are fully developed and ready for home construction at September 30, 2025 and 2024, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2025 and 2024 was $26.0 billion and $25.2 billion, respectively, secured by earnest money deposits of $2.3 billion and $2.2 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at September 30, 2025 and 2024 included $2.0 billion and $1.9 billion, respectively, related to lot purchase contracts with Forestar, secured by $200.2 million and $193.3 million, respectively, of earnest money.
(3)Lots controlled at September 30, 2025 included approximately 40,400 lots owned by Forestar, 22,800 of which our homebuilding divisions had under contract to purchase and 17,600 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,100 lots were in our East region, 9,200 lots were in our Southeast region, 8,700 lots were in our South Central region, 6,900 lots were in our North region, 3,800 lots were in our Southwest region and 1,700 lots were in our Northwest region. Lots controlled at September 30, 2024 included approximately 37,700 lots owned by Forestar, 20,500 of which our homebuilding divisions had under contract to purchase and 17,200 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 19,600 and 25,700 of our homes in inventory were unsold at September 30, 2025 and 2024, respectively. At September 30, 2025, approximately 9,300 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2024, approximately 10,300 of our unsold homes were completed, of which approximately 1,100 homes had been completed for more than six months. Homes in inventory exclude approximately 2,700 and 2,400 model homes at September 30, 2025 and 2024, respectively.

Results of Operations — Rental

Our rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the fiscal years ended September 30, 2025 and 2024.

	Rental Homes/Units Closed and Revenue
	Year Ended September 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Single-family	3,460	3,970	(13)%	$957.4	$1,177.4	(19)%	$276,700	$296,600	(7)%
Multi-family	2,947	2,202	34%	673.9	499.7	35%	228,700	226,900	1%
	6,407	6,172	4%	$1,631.3	$1,677.1	(3)%	$254,600	$271,700	(6)%

	Year Ended September 30,
	2025	2024

	(In millions)
Revenues
Single-family rental	$957.4	$1,177.4
Multi-family rental and other	683.0	507.7
Total revenues	1,640.4	1,685.1
Cost of sales
Single-family rental	774.1	926.0
Multi-family rental and other	559.3	389.9
Inventory and land option charges	7.3	5.8
Total cost of sales	1,340.7	1,321.7
Selling, general and administrative expense	245.2	236.2
Other (income) expense	(115.5)	(101.5)
Income before income taxes	$170.0	$228.7

Rental Operating Margin Analysis

	Percentages of Related Revenues
	Year Ended September 30,
	2025	2024
Gross profit — rental	18.3%	21.6%
Selling, general and administrative expense	14.9%	14.0%
Other (income) expense	(7.0)%	(6.0)%
Rental pre-tax income	10.4%	13.6%

Revenues from our rental operations decreased to $1.6 billion in fiscal 2025 from $1.7 billion in fiscal 2024, and pre-tax income decreased to $170.0 million from $228.7 million. The decline in rental revenues and pre-tax income was primarily due to a decrease in the number and average selling price of single-family rental homes closed, combined with lower gross margins on single-family home and multi-family unit closings.

At September 30, 2025, our rental property inventory of $2.7 billion included $378.3 million of inventory related to our single-family rental operations and $2.3 billion of inventory related to our multi-family rental operations. At September 30, 2024, our rental property inventory of $2.9 billion included $800.3 million of inventory related to our single-family rental operations and $2.1 billion of inventory related to our multi-family rental operations. Single-family rental homes and lots and multi-family rental units at September 30, 2025 and 2024 consisted of the following:

	Rental Inventory
	September 30,
	2025	2024
Single-family rental homes (1)	1,420	3,140
Single-family rental lots (2)	1,150	1,910
Multi-family rental units (3)	12,480	11,960
_______________
(1)Single-family rental homes at September 30, 2025 consist of 370 homes under construction and 1,050 completed homes compared to 340 homes under construction and 2,800 completed homes at September 30, 2024.
(2)Single-family rental lots at September 30, 2025 consist of 440 undeveloped lots and 710 finished lots compared to 910 undeveloped lots and 1,000 finished lots at September 30, 2024.
(3)Multi-family rental units at September 30, 2025 consist of 4,910 units under construction and 7,570 units that were substantially complete and in the lease-up phase compared to 7,900 units under construction and 4,060 units that were substantially complete at September 30, 2024.

Results of Operations — Forestar

At September 30, 2025, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 64 markets across 23 states as of September 30, 2025. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the fiscal years ended September 30, 2025 and 2024 were as follows:

	Year Ended September 30,
	2025	2024

	(In millions)
Total revenues	$1,662.4	$1,509.4
Cost of land/lot sales and other	1,291.7	1,145.9
Inventory and land option charges	7.2	4.1
Total cost of sales	1,298.9	1,150.0
Selling, general and administrative expense	154.4	118.5
Other (income) expense	(10.2)	(29.2)
Income before income taxes	$219.3	$270.1

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues and lot position as of and for the fiscal years ended September 30, 2025 and 2024:

	Year Ended September 30,
	Lots Sold		Value (In millions)
	2025	2024	2025	2024
Residential single-family lots sold
Lots sold to D.R. Horton	11,751	13,267	$1,278.7	$1,274.3
Total lots sold	14,240	15,068	$1,544.3	$1,459.3
Tract acres sold
Tract acres sold to D.R. Horton	414	32	$91.2	$15.2
Total tract acres sold	504	96	$103.5	$27.0

			September 30,
			2025	2024
Residential single-family lots in inventory and under contract
Lots owned			65,100	57,800
Lots controlled through land purchase contracts			34,700	37,300
Total lots owned and controlled			99,800	95,100

Owned lots under contract to sell to D.R. Horton			22,800	20,500
Owned lots under contract to customers other than D.R. Horton			1,000	500
Total owned lots under contract			23,800	21,000

Owned lots subject to right of first offer with D.R. Horton			17,600	17,200
Owned lots fully developed			8,900	6,300

At September 30, 2025 and 2024, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.6 billion and $2.3 billion, respectively.

Forestar’s inventory and land option charges consisted of $7.2 million and $4.1 million of earnest money and pre-acquisition cost write-offs in fiscal 2025 and 2024, respectively. No impairment charges were recorded in the current or prior year.

SG&A expense for fiscal 2025 and 2024 included charges of $7.3 million and $5.6 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

The decline in Forestar’s pre-tax income was primarily due to lower gross margins on lot sales and higher SG&A costs.

Results of Operations — Financial Services

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the fiscal years ended September 30, 2025 and 2024.

	Year Ended September 30,
	2025	2024	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	68,609	70,308	(2)%
Number of homes closed by D.R. Horton	84,863	89,690	(5)%
Percentage of D.R. Horton homes financed by DHI Mortgage	81%	78%
Total number of loans originated or brokered by DHI Mortgage	68,982	70,693	(2)%
Loans sold by DHI Mortgage to third parties	68,529	70,877	(3)%

	Year Ended September 30,
	2025	2024	% Change

	(In millions)
Loan origination and other fees	$86.2	$88.3	(2)%
Gains on sale of mortgage loans and mortgage servicing rights	566.3	589.9	(4)%
Servicing income	2.8	3.4	(18)%
Total mortgage operations revenues	655.3	681.6	(4)%
Title policy premiums	185.9	200.9	(7)%
Total revenues	841.2	882.5	(5)%
General and administrative expense	651.4	672.4	(3)%
Other (income) expense	(88.9)	(101.1)	(12)%
Financial services pre-tax income	$278.7	$311.2	(10)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Year Ended September 30,
	2025	2024
General and administrative expense	77.4%	76.2%
Other (income) expense	(10.6)%	(11.5)%
Financial services pre-tax income	33.1%	35.3%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for substantially all of its total loan volume. In fiscal 2025, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased 2%, primarily due to the 5% decrease in the number of homes closed by our homebuilding operations, partially offset by an increase in the percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 81% in fiscal 2025, up from 78% in fiscal 2024. This increase reflects DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold decreased 3% in fiscal 2025 compared to the prior year. Substantially all mortgage loans held for sale on September 30, 2025 were eligible for sale to Fannie Mae, Freddie Mac or Ginnie Mae. During fiscal 2025, approximately 71% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 27% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume decreased 2% during fiscal 2025, and revenues from our mortgage operations decreased 4% to $655.3 million from $681.6 million in fiscal 2024. Revenues from our title operations decreased 7% to $185.9 million in fiscal 2025 from $200.9 million in fiscal 2024, due to a decrease in transactions closed through our title operations.

General and administrative (G&A) expense related to our financial services operations decreased 3% to $651.4 million in fiscal 2025 from $672.4 million in the prior year. As a percentage of financial services revenues, G&A expense was 77.4% in fiscal 2025 compared to 76.2% in the prior year. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,967 and 3,149 people at September 30, 2025 and 2024, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 12% to $88.9 million in fiscal 2025 from $101.1 million in the prior year, primarily due to a decrease in interest income on our loan origination volume.

Results of Operations — Other Businesses

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $35.9 million in fiscal 2025 compared to $73.4 million in fiscal 2024. The pre-tax income in fiscal 2024 includes other income of $27.9 million related to a sale of mineral rights.

Results of Operations — Consolidated

Income before Income Taxes

Pre-tax income was $4.7 billion in fiscal 2025 compared to $6.3 billion in fiscal 2024. In fiscal 2025, our homebuilding, rental, financial services and Forestar businesses generated pre-tax income of $4.1 billion, $170.0 million, $278.7 million and $219.3 million, respectively, compared to $5.5 billion, $228.7 million, $311.2 million and $270.1 million, respectively, in fiscal 2024.

Income Taxes

Our income tax expense was $1.1 billion and $1.5 billion in fiscal 2025 and 2024, respectively, and our effective tax rate was 23.6% and 23.5% in those years. The effective tax rates for both years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

Our deferred tax assets, net of deferred tax liabilities, were $59.1 million at September 30, 2025 compared to $182.4 million at September 30, 2024. We have a valuation allowance of $14.6 million and $14.9 million at September 30, 2025 and 2024, respectively, related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). The new law terminates the energy efficient home tax credit for homes closing after June 30, 2026 and enacts certain other tax provisions that will impact our financial statements. The termination of the energy efficient home tax credit will result in a reduced tax benefit beginning in fiscal 2026. Our tax benefits related to the energy efficient home tax credit were $39.5 million and $70.4 million in fiscal 2025 and 2024, respectively. None of the other tax provisions enacted by the new law have a significant impact on our financial statements.

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

At September 30, 2025, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $6.0 billion. $1.6 billion was payable within 12 months, which includes $1.4 billion outstanding under our mortgage repurchase facilities. Future interest payments associated with our notes payable total $1.3 billion, of which $287.4 million is payable within 12 months.

At September 30, 2025, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 19.8% compared to 18.9% at September 30, 2024. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 11.0% at September 30, 2025 compared to 5.2% at September 30, 2024. Over the long term, we intend to maintain our ratio of debt to total capital around 20%.

At September 30, 2025, we had outstanding letters of credit of $282.3 million and surety bonds of $3.5 billion, issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At September 30, 2025, cash and cash equivalents of our homebuilding segment totaled $2.2 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The facility includes an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. In June 2025, we utilized this accordion feature, increasing the facility’s size to $2.305 billion through an additional commitment. Of the total commitments, $2.04 billion mature on December 18, 2029, and $265 million mature on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no borrowings outstanding and $231.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.07 billion.

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

Public Unsecured Debt — At September 30, 2025, we had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens.
Issuances — In February 2025, we issued $700 million principal amount of 5.5% senior notes due October 15, 2035. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.6%. In May 2025, we issued $500 million principal amount of 4.85% senior notes due October 15, 2030. The annual effective interest rate of these notes after giving effect to the amortization of the discount and financing costs is 5.1%. Interest on our senior notes is payable semi-annually.
Redemptions — In October 2024, we repaid $500 million principal amount of our 2.5% senior notes at maturity. In September 2025, we redeemed $500 million principal amount of our 2.6% senior notes due October 15, 2025 for $505.9 million, which included $5.9 million of accrued and unpaid interest.

Compliance and Guarantors — At September 30, 2025, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility and public debt obligations. Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. In April 2025, the Board authorized the repurchase of up to $5.0 billion of our common stock, replacing the previous authorization. During fiscal 2025, we repurchased 30.7 million shares at a total cost, including commissions and excise taxes, of $4.3 billion, of which $2.6 billion was repurchased under the previous authorization. At September 30, 2025, the full amount of the debt repurchase authorization was remaining, and $3.3 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $2.7 billion and $2.9 billion at September 30, 2025 and 2024, respectively.

Cash and Cash Equivalents — At September 30, 2025, cash and cash equivalents of our rental segment totaled $140.8 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At September 30, 2025, there were $600 million of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $450 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

Forestar’s achievement of its long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At September 30, 2025, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 31.2% compared to 30.7% at September 30, 2024. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 19.3% compared to 12.4% at September 30, 2024.

Cash and Cash Equivalents — At September 30, 2025, Forestar had cash and cash equivalents of $379.2 million.

Bank Credit Facility — As of September 30, 2025, Forestar had a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. Of the total commitments, $575 million mature on December 18, 2029, and $65 million mature on October 28, 2026. In October 2025, Forestar utilized the accordion feature and increased the size of its revolving credit facility to $665 million through an additional $25 million commitment that matures on December 18, 2029. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no borrowings outstanding and $51.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $588.9 million.

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

Unsecured Debt — As of September 30, 2025, Forestar had $800 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, that mature from March 2028 through March 2033 and represent unsecured obligations of Forestar. In March 2025, Forestar issued $500 million principal amount of 6.5% senior notes due March 15, 2033, with interest payable semi-annually. The annual effective interest rate of these notes after giving effect to the amortization of financing costs is 6.7%. The net proceeds from this issuance were primarily used to fund Forestar’s tender offer to purchase any and all of its outstanding $400 million principal amount of 3.85% senior notes due 2026 (of which $329.4 million aggregate principal amount was tendered). The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. In September 2025, Forestar redeemed the remaining $70.6 million principal amount of its 3.85% senior notes for $71.6 million, which included $1.0 million of accrued and unpaid interest. In fiscal 2025, Forestar recognized a $1.2 million loss on extinguishment of debt related to the repurchase and redemption of the notes.

Compliance and Guarantors — At September 30, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at September 30, 2025, and the authorization has no expiration date.

Issuance of Common Stock — During fiscal 2025, there were no shares issued under Forestar’s ATM program. At September 30, 2025, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At September 30, 2025, cash and cash equivalents of our financial services segment totaled $244.5 million.

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

In May 2025, the committed mortgage repurchase facility was amended to reduce its capacity to $1.4 billion and extend its maturity date to May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At September 30, 2025, DHI Mortgage had an obligation of $1.1 billion under the committed mortgage repurchase facility at a 5.8% annual interest rate.

At September 30, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $304.8 million at a 5.4% annual interest rate.

At September 30, 2025, $2.23 billion of mortgage loans held for sale with a collateral value of $2.19 billion were pledged under the committed mortgage repurchase facility, and $332.6 million of mortgage loans held for sale with a collateral value of $312.9 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

In the past, DHI Mortgage has been able to renew or extend its committed mortgage repurchase facility at a sufficient capacity and on satisfactory terms prior to its maturity and obtain temporary additional commitments through amendments to the facility during periods of higher-than-normal volumes of mortgages held for sale. The liquidity of our financial services business depends upon its continued ability to renew and extend the committed mortgage repurchase facility, utilize the uncommitted mortgage repurchase facility or obtain other additional financing in sufficient capacities.

Operating Cash Flow Activities

In fiscal 2025, net cash provided by operating activities was $3.4 billion compared to $2.2 billion in fiscal 2024. Cash provided by operating activities in the current year primarily consisted of $3.4 billion, $173.2 million and $105.5 million of cash provided by our homebuilding, financial services and rental segments, partially offset by $197.7 million of cash used in our Forestar segment. The most significant source of cash provided by operating activities in both years was net income.

Cash provided by a decrease in construction in progress and finished home inventory was $1.2 billion in fiscal 2025 compared to $141.3 million in fiscal 2024, due to a decrease in our homes in inventory. Cash used to increase residential land and lots was $1.9 billion and $2.6 billion in fiscal 2025 and 2024, respectively.

Investing Cash Flow Activities

In fiscal 2025, net cash used in investing activities was $168.7 million compared to $190.6 million in fiscal 2024. In fiscal 2025, uses of cash included purchases of property and equipment totaling $137.4 million and the payment of $53.1 million related to a business acquisition in our South Central region. In fiscal 2024, uses of cash included purchases of property and equipment totaling $165.3 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

In fiscal 2025, net cash used in financing activities was $4.8 billion, consisting primarily of cash used to repurchase shares of our common stock of $4.3 billion, repayment of $1.0 billion principal amount of homebuilding senior notes, Forestar’s repayment of $400 million principal amount of senior notes, payment of cash dividends totaling $494.8 million and net payments on our rental revolving credit facility and mortgage repurchase facilities of $145 million and $125.5 million, respectively. These uses of cash were partially offset by note proceeds from our issuances of $700 million principal amount of 5.5% homebuilding senior notes and $500 million principal amount of 4.85% homebuilding senior notes and Forestar’s issuance of $500 million principal amount of 6.5% senior notes.

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

Our Board of Directors approved and we paid quarterly cash dividends of $0.40 per share in fiscal 2025 and $0.30 per share in fiscal 2024. In October 2025, our Board approved a quarterly cash dividend of $0.45 per share, payable on November 20, 2025 to stockholders of record on November 13, 2025. The declaration of future cash dividends is at the discretion of our Board and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

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

Supplemental Guarantor Financial Information

As of September 30, 2025, D.R. Horton, Inc. had $3.0 billion principal amount of homebuilding senior notes outstanding due through October 2035 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	September 30, 2025
(In millions)
Assets
Cash	$2,140.3
Inventories	20,321.9
Amount due from Non-Guarantor Subsidiaries	1,540.0
Total assets	28,108.0
Liabilities & Stockholders’ Equity
Notes payable	$3,154.4
Total liabilities	7,196.2
Stockholders’ equity	20,911.8

Summarized Statement of Operations Data	Year Ended September 30, 2025
(In millions)
Revenues	$31,271.6
Cost of sales	24,646.7
Selling, general and administrative expense	2,565.9
Income before income taxes	4,130.0
Net income	3,154.8

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
•the effects of information technology failures, cybersecurity incidents, and the failure to satisfy privacy and data protection laws and regulations;
•the effects of governmental regulations and environmental matters on our land development and housing operations;
•the effects of changes in income tax and securities laws;
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

Critical Accounting Policies and Estimates

General — A comprehensive enumeration of the significant accounting policies of D.R. Horton, Inc. and subsidiaries is presented in Note A to the accompanying financial statements as of September 30, 2025 and 2024, and for the years ended September 30, 2025, 2024 and 2023. Each of our accounting policies has been chosen based upon current authoritative literature that collectively comprises U.S. generally accepted accounting principles (GAAP). In instances where alternative methods of accounting are permissible under GAAP, we have chosen the method that most appropriately reflects the nature of our business, the results of our operations and our financial condition, and have consistently applied those methods over each of the periods presented in the financial statements. The Audit Committee of our Board of Directors has reviewed and approved the accounting policies selected.

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

Revenues associated with our mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. We typically elect the fair value option for our mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of loans, adjusted for (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of written loan commitments that will result in a closed mortgage loan, are included in the measurement of all written loan commitments that are accounted for at fair value through revenues at the time of commitment. We sell substantially all of the mortgages we originate and the related servicing rights to third-party purchasers. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

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

Inventories and Cost of Sales — Inventory includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and construction. Costs that we incur after projects or homes are substantially complete, such as utilities, maintenance and cleaning, are charged to SG&A expense as incurred. All indirect overhead costs, such as compensation of sales personnel, division and region management, and the costs of advertising and builder’s risk insurance are charged to SG&A expense as incurred.

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Cost of sales for lots sold includes all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the community. Any changes to the estimated total development costs after the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity.

When a home is closed, we generally have not paid all of the incurred costs necessary to complete the home. We record a liability and a corresponding charge to cost of sales for the amount estimated to ultimately be paid related to completed homes that have been closed. We compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. We monitor the accrual by comparing actual costs incurred on closed homes in subsequent months to the amounts previously accrued. Although actual costs to be paid in the future on previously closed homes could differ from our current accruals, such differences have not been significant.

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

Legal Claims and Insurance — We are named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, we are managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. We have established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. Approximately 98% and 97% of these reserves related to construction defect matters at September 30, 2025 and 2024, respectively.

Our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At September 30, 2025 and 2024, we had reserves for approximately 875 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During fiscal 2025, we were notified of approximately 455 new construction defect claims and resolved 405 construction defect claims for a total cost of $57.2 million. We have closed a significant number of homes during recent years, and we may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which we operate. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where we operate are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

The estimation of losses related to these reserves and the related estimates of recoveries from insurance policies are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products built, claim frequency, claim settlement costs and patterns, insurance industry practices and legal interpretations, among others. Due to the high degree of judgment required in establishing reserves for these contingencies, actual future costs and recoveries from insurance could differ significantly from current estimated amounts. A 10% increase in the claim frequency and the average cost per claim used to estimate the reserves would result in an increase of approximately $198.4 million in our reserves and a $43.3 million increase in our insurance receivable, resulting in additional expense of $155.1 million. A 10% decrease in the claim frequency and the average cost per claim would result in a decrease of approximately $178.0 million in our reserves and a $40.5 million decrease in our insurance receivable, resulting in a reduction in expense of $137.5 million. For additional information regarding our legal claims reserves, see Note L, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this report.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for our annual periods beginning in fiscal 2026. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the years ended September 30, 2025 and 2024 was not significant, is recognized in current earnings. At September 30, 2025, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $4.2 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.0 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $2.3 billion at September 30, 2025.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At September 30, 2025 and 2024, we had MBS totaling $677.5 million and $637.9 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded an asset of $1.9 million and $2.4 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of September 30, 2025. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at September 30, 2025.

	Fiscal Year Ending September 30,							Fair Value at September 30, 2025
	2026	2027	2028	2029	2030	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$168.3	$604.7	$800.0	$17.5	$—	$2,400.0	$3,990.5	$4,001.6
Average interest rate	4.9%	1.5%	3.0%	6.0%	—%	5.7%	4.5%
Variable rate	$1,408.3	$—	$600.0	$—	$—	$—	$2,008.3	$2,008.3
Average interest rate	5.7%	—%	6.2%	—%	—%	—%	5.9%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of D.R. Horton, Inc. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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

Estimation of reserves for construction defect matters

Description of the Matter
At September 30, 2025, the Company’s reserve for legal claims related to construction defect matters was $1.1 billion. As explained in Note L to the consolidated financial statements, the Company has established reserves for construction defect matters based on the estimated costs of pending legal claims and the estimated costs of anticipated future legal claims related to previously closed homes, and this liability is included within the accrued expenses and other liabilities account in the consolidated balance sheet. This reserve estimate is subject to a high degree of variability and ongoing revision as the circumstances of individual pending claims and historical data and trends change. Management applies judgment in determining the key assumptions used in calculating the reserve for construction defect matters.
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
November 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of D.R. Horton, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited D.R. Horton, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, D.R. Horton, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, total equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Fort Worth, Texas
November 19, 2025

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2025	2024
	(In millions)
ASSETS
Cash and cash equivalents	$2,985.4	$4,516.4
Restricted cash	47.9	27.6
Total cash, cash equivalents and restricted cash	3,033.3	4,544.0
Inventories:
Construction in progress and finished homes	7,648.5	8,875.8
Residential land and lots — developed and under development	14,695.8	12,948.1
Land held for development	218.3	160.6
Land held for sale	21.4	12.7
Rental properties	2,703.3	2,906.0
Total inventory	25,287.3	24,903.2
Mortgage loans held for sale	2,566.5	2,477.5
Deferred income taxes, net of valuation allowance of $14.6 million and $14.9 million at September 30, 2025 and 2024, respectively	44.5	167.5
Property and equipment, net	578.9	531.0
Other assets	3,797.2	3,317.6
Goodwill	163.5	163.5
Total assets	$35,471.2	$36,104.3
LIABILITIES
Accounts payable	$1,221.9	$1,345.5
Accrued expenses and other liabilities	3,541.6	3,016.7
Notes payable	5,965.5	5,917.7
Total liabilities	10,729.0	10,279.9
Commitments and contingencies (Note L)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 404,031,443 shares issued and 294,475,153 shares outstanding at September 30, 2025 and 402,848,342 shares issued and 324,027,360 shares outstanding at September 30, 2024	4.0	4.0
Additional paid-in capital	3,576.1	3,490.7
Retained earnings	31,041.4	27,951.0
Treasury stock, 109,556,290 shares and 78,820,982 shares at September 30, 2025 and 2024, respectively, at cost	(10,431.1)	(6,132.9)
Stockholders’ equity	24,190.4	25,312.8
Noncontrolling interests	551.8	511.6
Total equity	24,742.2	25,824.4
Total liabilities and equity	$35,471.2	$36,104.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2025	2024	2023
	(In millions, except per share data)
Revenues	$34,250.4	$36,801.4	$35,460.4
Cost of sales	26,134.2	27,266.0	26,110.0
Selling, general and administrative expense	3,692.0	3,599.5	3,248.8
Other (income) expense	(315.7)	(348.8)	(213.1)
Income before income taxes	4,739.9	6,284.7	6,314.7
Income tax expense	1,119.0	1,478.7	1,519.5
Net income	3,620.9	4,806.0	4,795.2
Net income attributable to noncontrolling interests	35.7	49.6	49.5
Net income attributable to D.R. Horton, Inc.	$3,585.2	$4,756.4	$4,745.7

Net income per share attributable to D.R. Horton, Inc.
Basic	$11.62	$14.44	$13.93
Diluted	$11.57	$14.34	$13.82

Weighted average shares outstanding
Basic	308.5	329.5	340.7
Diluted	309.9	331.6	343.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data)
Balances at September 30, 2022 (343,953,023 shares)	$4.0	$3,349.5	$19,185.3	$(3,142.5)	$389.3	$19,785.6
Net income	—	—	4,745.7	—	49.5	4,795.2
Exercise of stock options (603,823 shares)	—	14.4	—	—	—	14.4
Stock issued under employee benefit plans (1,425,493 shares)	—	16.0	—	—	—	16.0
Cash paid for shares withheld for taxes	—	(56.1)	—	—	—	(56.1)
Stock-based compensation expense	—	111.2	—	—	—	111.2
Cash dividends declared ($1.00 per share)	—	—	(341.2)	—	—	(341.2)
Repurchases of common stock (11,133,774 shares)	—	—	—	(1,187.3)	—	(1,187.3)
Change of ownership interest in Forestar	—	(2.8)	—	—	2.9	0.1
Balances at September 30, 2023 (334,848,565 shares)	$4.0	$3,432.2	$23,589.8	$(4,329.8)	$441.7	$23,137.9
Net income	—	—	4,756.4	—	49.6	4,806.0
Exercise of stock options (219,663 shares)	—	5.2	—	—	—	5.2
Stock issued under employee benefit plans (1,426,426 shares)	—	20.4	—	—	—	20.4
Cash paid for shares withheld for taxes	—	(83.9)	—	—	—	(83.9)
Stock-based compensation expense	—	118.1	—	—	—	118.1
Cash dividends declared ($1.20 per share)	—	—	(395.2)	—	—	(395.2)
Repurchases of common stock (12,467,294 shares)	—	—	—	(1,803.1)	—	(1,803.1)
Change of ownership interest in Forestar	—	(1.3)	—	—	20.3	19.0
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	3,585.2	—	35.7	3,620.9
Stock issued under employee benefit plans (1,183,101 shares)	—	22.5	—	—	—	22.5
Cash paid for shares withheld for taxes	—	(64.2)	—	—	—	(64.2)
Stock-based compensation expense	—	131.0	—	—	—	131.0
Cash dividends declared ($1.60 per share)	—	—	(494.8)	—	—	(494.8)
Repurchases of common stock (30,735,308 shares)	—	—	—	(4,298.2)	—	(4,298.2)
Change of ownership interest in Forestar	—	(3.9)	—	—	4.5	0.6
Balances at September 30, 2025 (294,475,153 shares)	$4.0	$3,576.1	$31,041.4	$(10,431.1)	$551.8	$24,742.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2025	2024	2023
	(In millions)
OPERATING ACTIVITIES
Net income	$3,620.9	$4,806.0	$4,795.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.3	87.1	91.6
Stock-based compensation expense	131.0	118.1	111.2
Deferred income taxes	123.2	19.0	(45.9)
Inventory and land option charges	158.1	78.8	80.3
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	1,228.8	141.3	861.8
Increase in residential land and lots — developed, under development, held for development and held for sale	(1,884.3)	(2,576.5)	(1,226.4)
Decrease (increase) in rental properties	195.4	(214.6)	(151.8)
(Increase) decrease in other assets	(248.2)	(331.4)	23.8
(Increase) decrease in mortgage loans held for sale	(89.0)	42.4	(133.9)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	83.7	19.6	(101.8)
Net cash provided by operating activities	3,420.9	2,189.8	4,304.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(137.4)	(165.3)	(148.6)
Proceeds from sale of assets	22.9	19.4	52.0
Payments related to business acquisitions, net of cash acquired	(53.1)	(40.4)	(212.9)
Other investing activities	(1.1)	(4.3)	(0.7)
Net cash used in investing activities	(168.7)	(190.6)	(310.2)
FINANCING ACTIVITIES
Proceeds from notes payable	3,272.0	2,086.3	711.0
Repayment of notes payable	(3,142.8)	(1,055.8)	(1,823.9)
(Repayment) borrowings on mortgage repurchase facilities, net	(125.5)	(135.8)	51.3
Proceeds from stock associated with certain employee benefit plans	18.5	20.6	25.5
Cash paid for shares withheld for taxes	(64.2)	(83.9)	(56.1)
Cash dividends paid	(494.8)	(395.2)	(341.2)
Repurchases of common stock	(4,281.6)	(1,787.5)	(1,178.5)
Net proceeds from issuance of Forestar common stock	—	19.7	—
Net other financing activities	55.5	(23.7)	(54.8)
Net cash used in financing activities	(4,762.9)	(1,355.3)	(2,666.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,510.7)	643.9	1,327.2
Cash, cash equivalents and restricted cash at beginning of year	4,544.0	3,900.1	2,572.9
Cash, cash equivalents and restricted cash at end of year	$3,033.3	$4,544.0	$3,900.1

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended September 30,
	2025	2024	2023
	(In millions)
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net	$1,020.5	$1,669.7	$1,442.0
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Notes payable issued for inventory	$5.5	$43.4	$54.5
Reduction of notes payable upon deconsolidation of variable interest entity	$—	$(127.8)	$—
Stock issued under employee incentive plans	$147.6	$174.3	$111.4

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of D.R. Horton, Inc. and all of its wholly owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of September 30, 2025, the Company owns a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Financial services revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously as each home is closed. Revenues associated with the Company’s mortgage operations primarily include net gains on the sale of mortgage loans and servicing rights. The Company typically elects the fair value option for its mortgage loan originations whereby mortgage loans held for sale are recorded at fair value based on either sale commitments or current market quotes and loan values are adjusted through revenues for subsequent changes in fair value until the loans are sold. Expected gains and losses from the sale of loans, adjusted for (i) estimated costs to complete and originate the loan and (ii) the estimated percentage of written loan commitments that will result in a closed mortgage loan, are included in the measurement of all

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
written loan commitments that are accounted for at fair value through revenues at the time of commitment. The Company sells substantially all of the mortgages it originates and the related servicing rights to third-party purchasers, typically within 60 days of origination. Interest income is earned from the date a mortgage loan is originated until the loan is sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Proceeds from home closings held for the Company’s benefit at title companies, which totaled $341.7 million and $304.9 million at September 30, 2025 and 2024, respectively, are included in homebuilding cash and cash equivalents in the consolidated balance sheets.

Cash balances of the Company’s captive insurance subsidiary, which are expected to be used to fund the subsidiary’s operations and pay future anticipated legal claims, were $68.5 million and $78.4 million at September 30, 2025 and 2024, respectively, and are included in cash and cash equivalents in the consolidated balance sheets.

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

Inventories and Cost of Sales

Inventory includes the costs of direct land acquisition, land development and construction, capitalized interest, real estate taxes and direct overhead costs incurred during development and construction. Costs incurred after projects or homes are substantially complete, such as utilities, maintenance and cleaning, are charged to selling, general and administrative (SG&A) expense as incurred. All indirect overhead costs, such as compensation of sales personnel, division and region management, and the costs of advertising and builder’s risk insurance are charged to SG&A expense as incurred.

Land and development costs are typically allocated to individual residential lots on a pro-rata basis, and the costs of residential lots are transferred to construction in progress when home construction begins. Home construction costs are specifically identified and recorded to individual homes. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot based upon the total number of homes expected to be closed in each community. Cost of sales for lots sold includes all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) allocated to each residential lot in the community. Any changes to the estimated total development costs after the initial home or lot closings in a community are generally allocated on a pro-rata basis to the remaining homes or lots in the community associated with the relevant development activity. Development and construction costs incurred related to the rental operations are recorded as rental property inventory. Cost of sales related to the rental operations include the specific construction costs and all applicable land acquisition, land development and related costs for each rental project.

When a home is closed, the Company generally has not paid all of the incurred costs necessary to complete the home. A liability and a corresponding charge to cost of sales are recorded for the amount estimated to ultimately be paid related to completed homes that have been closed. Home construction budgets are compared to actual recorded costs to determine the additional costs remaining to be paid on each closed home.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment. If indicators of impairment are present for a community, the Company performs an impairment evaluation of the community, which includes an analysis to determine if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company’s estimate of undiscounted cash flows from communities analyzed may change and could result in a future need to record impairment charges to adjust the carrying value of these assets to their estimated fair value. There are several factors which could lead to changes in the estimates of undiscounted future cash flows for a given community. The most significant of these includes pricing and incentive levels realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Pricing and incentive levels are often interrelated with sales pace in a community, such that a price reduction is typically expected to increase the sales pace. Further, both of these factors are heavily influenced by the competitive pressures facing a given community from both new and existing homes. If conditions in the broader economy, homebuilding industry or specific markets in which the Company operates worsen, and as the Company evaluates specific community pricing and incentives, construction and development plans, and its overall land sale strategies, it may be required to evaluate additional communities for potential impairment. This may result in impairment charges which could be significant.

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

Capitalized Interest

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During fiscal 2025, 2024 and 2023, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory. See Note E.

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

Variable Interests

Land purchase contracts can result in the creation of a variable interest in the entity holding the land parcel under contract. No variable interest entities were consolidated in the Company’s balance sheets at September 30, 2025 or 2024 because, with regard to each entity, the Company determined it did not control the activities that most significantly impact the variable interest entity’s economic performance.

The maximum exposure to losses related to the Company’s unconsolidated variable interest entities is limited to the amounts of the Company’s related deposits. At September 30, 2025 and 2024, the deposits related to these contracts totaled $2.1 billion and $1.9 billion, respectively, and are included in other assets in the consolidated balance sheets.

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

Business Acquisitions

The Company accounts for acquisitions of businesses by allocating the purchase price of the business to the various assets acquired and liabilities assumed at their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. These estimates and assumptions are based on historical experience, information obtained from the management of the acquired companies and the Company’s estimates of significant assumptions that a market participant would use when determining fair value. While the Company believes the estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. There were no material business acquisitions made in fiscal 2025.

In October 2025, the Company acquired the homebuilding operations of SK Builders for approximately $80 million in cash. SK Builders operates in and around Greenville, South Carolina. The assets acquired included approximately 160 homes in inventory, 260 lots and a sales order backlog of 110 homes. The Company also obtained control of approximately 1,320 additional lots through land purchase contracts.

Goodwill

The Company records goodwill associated with its acquisitions of businesses when the purchase price of the business exceeds the fair value of the identifiable net assets acquired. Goodwill balances are evaluated for potential impairment on at least an annual basis by performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of an operating segment with goodwill is less than its carrying amount. If the qualitative assessment indicates that additional impairment testing is required, then a quantitative assessment is performed to determine the operating segment’s fair value. The estimated fair value is determined by discounting the future cash flows of the operating segment to present value. If the carrying value of the operating segment exceeds its fair value, the Company records a goodwill impairment by the amount that an operating segment’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. As a result of the qualitative assessments performed in fiscal 2025, 2024 and 2023, no impairment charges were indicated or recorded.

The Company’s goodwill balances by reporting segment were as follows:

	September 30,
	2025	2024
	(In millions)
Northwest	$2.2	$2.2
Southwest	—	—
South Central	15.9	15.9
Southeast	6.0	6.0
East	60.5	60.5
North	49.7	49.7
Forestar	29.2	29.2
Total goodwill	$163.5	$163.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warranty Claims

The Company typically provides its homebuyers with a ten-year limited warranty for major defects in structural elements such as framing components and foundation systems, a two-year limited warranty on major mechanical systems and a one-year limited warranty on other construction components of the home. Since the Company subcontracts its construction work to subcontractors who typically provide it with an indemnity and a certificate of insurance prior to receiving payments for their work, claims relating to workmanship and materials are generally the primary responsibility of the subcontractors. Warranty liabilities have been established by charging cost of sales for each home delivered. The amounts charged are based on management’s estimate of the warranty-related costs expected to be incurred in the future. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates. See Note L.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was approximately $108.2 million, $72.3 million and $64.7 million in fiscal 2025, 2024 and 2023, respectively, and is included in SG&A expense in the consolidated statements of operations.

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

Interest and penalties related to unrecognized tax benefits are recognized in the financial statements as a component of income tax expense. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates its uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in increases or decreases in the Company’s income tax expense in the period in which the change is made. The Company had no unrecognized tax benefits at September 30, 2025 or 2024.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share are based on the weighted average number of shares of common stock and dilutive securities outstanding during each year. See Note I.

Stock-Based Compensation

The Company’s stockholders formally authorize shares of its common stock to be available for future grants of stock-based compensation awards. From time to time, the Compensation Committee of the Company’s Board of Directors (Compensation Committee) authorizes the grant of stock-based compensation to its employees and directors from these available shares. At September 30, 2025, all outstanding stock-based compensation awards were in the form of restricted stock units. Grants of restricted stock units vest over a certain number of years as determined by the Compensation Committee. Restricted stock units outstanding at September 30, 2025 have a remaining vesting period up to 4.1 years. Compensation expense for restricted stock unit awards is based on the fair value of the award (the Company’s stock price on the date of grant) and is recognized on a straight-line basis over the remaining vesting period. See Note K.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted this standard for the annual reporting period ended September 30, 2025, with retrospective disclosure of prior periods presented. See Note B for the related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard is effective for the Company’s annual periods beginning in fiscal 2026. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B – SEGMENT INFORMATION

The Company’s operating segments are its 92 homebuilding divisions, its rental operations, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its Forestar lot development segment, its financial services segment and its rental operations segment. The accounting policies of the reporting segments are described throughout Note A.

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

Homebuilding is the Company’s core business, generating 92% of consolidated revenues in fiscal 2025 and 2024 and 90% of consolidated revenues in fiscal 2023. The Company’s homebuilding divisions are primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 126 markets across 36 states. Most of the revenue generated by the Company’s homebuilding operations is from the sale of completed homes and to a lesser extent from the sale of land and lots.

Rental

The Company’s rental segment consists of single-family and multi-family rental operations. The single-family rental operations construct and lease single-family homes within a community and market each community for a bulk sale of rental homes. The multi-family rental operations develop, construct, lease and sell residential rental properties, the majority of which are apartment communities.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are its Chief Operating Decision Makers (CODMs). The CODMs evaluate segment performance primarily based on revenues, pre-tax income and inventories for all reporting segments. Revenues, pre-tax income and inventories at the segment level are compared to forecasted results to evaluate the performance of each segment and assist in decision making regarding capital allocation between segments. The tables that follow present financial information pertaining to the Company’s reporting segments.

	September 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,210.5	$140.8	$379.2	$244.5	$10.4	$2,985.4
Restricted cash	25.5	2.5	—	19.9	—	47.9
Inventories:
Construction in progress and finished homes	7,743.7	—	—	—	(95.2)	7,648.5
Residential land and lots — developed and under development	12,513.1	—	2,465.1	—	(282.4)	14,695.8
Land held for development	38.3	—	180.0	—	—	218.3
Land held for sale	21.4	—	—	—	—	21.4
Rental properties	—	2,710.4	—	—	(7.1)	2,703.3
	20,316.5	2,710.4	2,645.1	—	(384.7)	25,287.3
Mortgage loans held for sale	—	—	—	2,566.5	—	2,566.5
Deferred income taxes, net	125.7	(42.2)	—	—	(39.0)	44.5
Property and equipment, net	543.0	0.6	8.1	4.3	22.9	578.9
Other assets	3,344.1	38.9	104.6	220.6	89.0	3,797.2
Goodwill	134.3	—	—	—	29.2	163.5
	$26,699.6	$2,851.0	$3,137.0	$3,055.8	$(272.2)	$35,471.2
Liabilities
Accounts payable	$1,016.8	$230.6	$71.0	$0.7	$(97.2)	$1,221.9
Accrued expenses and other liabilities	3,122.1	34.7	494.3	294.7	(404.2)	3,541.6
Notes payable	3,154.4	600.0	802.8	1,408.3	—	5,965.5
	$7,293.3	$865.3	$1,368.1	$1,703.7	$(501.4)	$10,729.0
_______________
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
_______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$31,432.0	$—	$—	$—	$—	$31,432.0
Land/lot sales and other	83.5	—	1,662.4	—	(1,409.1)	336.8
Rental property sales	—	1,640.4	—	—	—	1,640.4
Financial services	—	—	—	841.2	—	841.2
	31,515.5	1,640.4	1,662.4	841.2	(1,409.1)	34,250.4
Cost of sales
Home sales (2)	24,664.9	—	—	—	(227.3)	24,437.6
Land/lot sales and other	50.1	—	1,291.7	—	(1,132.5)	209.3
Rental property sales	—	1,333.4	—	—	(4.2)	1,329.2
Inventory and land option charges	144.2	7.3	7.2	—	(0.6)	158.1
	24,859.2	1,340.7	1,298.9	—	(1,364.6)	26,134.2
Selling, general and administrative expense	2,623.1	245.2	154.4	651.4	17.9	3,692.0
Other (income) expense (3)	(101.7)	(115.5)	(10.2)	(88.9)	0.6	(315.7)
Income before income taxes	$4,134.9	$170.0	$219.3	$278.7	$(63.0)	$4,739.9
Summary Cash Flow Information
Depreciation and amortization	$93.4	$2.0	$3.5	$1.8	$0.6	$101.3
Cash provided by (used in) operating activities	$3,407.6	$105.5	$(197.7)	$173.2	$(67.7)	$3,420.9
_______________
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
(3)Other (income) expense primarily includes interest income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$33,903.6	$—	$—	$—	$—	$33,903.6
Land/lot sales and other	58.2	—	1,509.4	—	(1,237.4)	330.2
Rental property sales	—	1,685.1	—	—	—	1,685.1
Financial services	—	—	—	882.5	—	882.5
	33,961.8	1,685.1	1,509.4	882.5	(1,237.4)	36,801.4
Cost of sales
Home sales (2)	25,952.1	—	—	—	(262.9)	25,689.2
Land/lot sales and other	40.0	—	1,145.9	—	(989.8)	196.1
Rental property sales	—	1,315.9	—	—	(14.0)	1,301.9
Inventory and land option charges	68.9	5.8	4.1	—	—	78.8
	26,061.0	1,321.7	1,150.0	—	(1,266.7)	27,266.0
Selling, general and administrative expense	2,553.3	236.2	118.5	672.4	19.1	3,599.5
Other (income) expense (3)	(107.6)	(101.5)	(29.2)	(101.1)	(9.4)	(348.8)
Income before income taxes	$5,455.1	$228.7	$270.1	$311.2	$19.6	$6,284.7
Summary Cash Flow Information
Depreciation and amortization	$79.4	$2.4	$3.0	$1.8	$0.5	$87.1
Cash provided by (used in) operating activities	$2,239.0	$(231.0)	$(158.6)	$281.6	$58.8	$2,189.8
_______________
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
(3)Other (income) expense primarily includes interest income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2023
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$31,641.0	$—	$—	$—	$—	$31,641.0
Land/lot sales and other	102.2	—	1,436.9	—	(1,126.7)	412.4
Rental property sales	—	2,605.5	—	—	—	2,605.5
Financial services	—	—	—	801.5	—	801.5
	31,743.2	2,605.5	1,436.9	801.5	(1,126.7)	35,460.4
Cost of sales
Home sales (2)	24,201.3	—	—	—	(248.5)	23,952.8
Land/lot sales and other	53.8	—	1,108.9	—	(959.9)	202.8
Rental property sales	—	1,886.8	—	—	(12.7)	1,874.1
Inventory and land option charges	60.7	6.7	24.0	—	(11.1)	80.3
	24,315.8	1,893.5	1,132.9	—	(1,232.2)	26,110.0
Selling, general and administrative expense	2,239.9	290.2	97.7	594.9	26.1	3,248.8
Other (income) expense (3)	(78.8)	(102.4)	(15.3)	(76.7)	60.1	(213.1)
Income before income taxes	$5,266.3	$524.2	$221.6	$283.3	$19.3	$6,314.7
Summary Cash Flow Information
Depreciation and amortization	$64.0	$2.4	$3.0	$2.1	$20.1	$91.6
Cash provided by operating activities	$3,078.4	$739.2	$364.1	$13.2	$109.2	$4,304.1
_______________
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
(3)Other (income) expense primarily includes interest income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenues, expenses and pre-tax income of the Company’s homebuilding segment are disaggregated into the individual homebuilding reporting segments in the tables below. Expenses maintained at the corporate level consist primarily of homebuilding interest and property taxes, which are capitalized and amortized to cost of sales or expensed directly, and the expenses related to operating the Company’s corporate office. The amortization of capitalized interest and property taxes is allocated to each homebuilding segment based on the segment’s cost of sales, while expenses associated with the corporate office are allocated to each homebuilding segment based on the segment’s inventory balances.

Homebuilding Results by Reporting Segment	Year Ended September 30, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$2,685.7	$4,573.7	$6,885.4	$6,939.4	$6,131.1	$4,216.7	$31,432.0
Land/lot sales and other	0.5	21.6	13.9	31.8	6.9	8.8	83.5
	2,686.2	4,595.3	6,899.3	6,971.2	6,138.0	4,225.5	31,515.5
Cost of sales
Home sales	2,075.7	3,695.4	5,350.7	5,510.1	4,768.1	3,264.9	24,664.9
Land/lot sales and other	0.2	19.9	10.0	9.0	4.8	6.2	50.1
Inventory and land option charges	3.8	16.7	36.7	45.4	29.2	12.4	144.2
	2,079.7	3,732.0	5,397.4	5,564.5	4,802.1	3,283.5	24,859.2
Selling, general and administrative expense	220.0	361.9	558.3	587.8	522.1	373.0	2,623.1
Other (income) expense	(9.2)	(15.7)	(21.0)	(21.0)	(20.2)	(14.6)	(101.7)
Income before income taxes	$395.7	$517.1	$964.6	$839.9	$834.0	$583.6	$4,134.9

Homebuilding Results by Reporting Segment	Year Ended September 30, 2024
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$2,744.6	$4,913.3	$7,639.6	$8,853.4	$6,070.9	$3,681.8	$33,903.6
Land/lot sales and other	17.1	1.4	12.5	23.4	2.2	1.6	58.2
	2,761.7	4,914.7	7,652.1	8,876.8	6,073.1	3,683.4	33,961.8
Cost of sales
Home sales	2,121.2	3,862.5	5,765.4	6,790.5	4,534.8	2,877.7	25,952.1
Land/lot sales and other	14.8	0.1	8.1	15.9	0.6	0.5	40.0
Inventory and land option charges	4.4	12.7	11.4	18.4	11.9	10.1	68.9
	2,140.4	3,875.3	5,784.9	6,824.8	4,547.3	2,888.3	26,061.0
Selling, general and administrative expense	211.1	354.1	557.0	634.4	484.6	312.1	2,553.3
Other (income) expense	(10.6)	(18.2)	(21.2)	(23.8)	(18.4)	(15.4)	(107.6)
Income before income taxes	$420.8	$703.5	$1,331.4	$1,441.4	$1,059.6	$498.4	$5,455.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Homebuilding Results by Reporting Segment	Year Ended September 30, 2023
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$2,574.1	$4,246.7	$7,598.1	$8,756.5	$5,323.9	$3,141.7	$31,641.0
Land/lot sales and other	8.3	36.1	14.5	4.3	1.4	37.6	102.2
	2,582.4	4,282.8	7,612.6	8,760.8	5,325.3	3,179.3	31,743.2
Cost of sales
Home sales	2,003.6	3,451.2	5,721.6	6,485.5	3,992.7	2,546.7	24,201.3
Land/lot sales and other	7.1	28.8	10.7	(5.1)	0.2	12.1	53.8
Inventory and land option charges	6.6	11.3	7.6	14.6	8.4	12.2	60.7
	2,017.3	3,491.3	5,739.9	6,495.0	4,001.3	2,571.0	24,315.8
Selling, general and administrative expense	182.2	315.3	500.9	574.7	399.5	267.3	2,239.9
Other (income) expense	(8.2)	(13.1)	(16.5)	(20.0)	(11.2)	(9.8)	(78.8)
Income before income taxes	$391.1	$489.3	$1,388.3	$1,711.1	$935.7	$350.8	$5,266.3

The Company’s total inventories are disaggregated into the individual reporting segments in the table below. Inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision makers.

Inventories by Reporting Segment	September 30,
	2025	2024	2023
	(In millions)
Homebuilding
Northwest	$1,891.8	$1,935.2	$1,907.5
Southwest	3,068.5	3,278.9	3,133.0
South Central	3,931.9	3,728.0	3,810.5
Southeast	4,061.8	4,284.5	3,958.5
East	4,397.7	3,978.2	3,024.7
North	2,637.6	2,551.2	2,078.0
Corporate and unallocated (1)	327.2	275.0	243.6
Total Homebuilding	20,316.5	20,031.0	18,155.8
Rental	2,710.4	2,902.4	2,708.4
Forestar	2,645.1	2,266.2	1,790.3
Eliminations and other (2)	(384.7)	(296.4)	(281.2)
Consolidated inventories	$25,287.3	$24,903.2	$22,373.3
_______________
(1)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.
(2)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of September 30, 2025, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $74.8 million were impaired. As a result, impairment charges of $8.5 million were recorded during the three months ended September 30, 2025 to reduce the carrying value of the related inventories to fair value. During fiscal 2025, impairment charges totaled $33.0 million compared to $14.0 million and $19.0 million in fiscal 2024 and 2023, respectively.

During fiscal 2025, 2024 and 2023, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $125.1 million, $64.8 million and $61.3 million, respectively. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	September 30,
	2025	2024
	(In millions)
Homebuilding
Revolving credit facility	$—	$—
2.5% senior notes due 2024	—	500.0
2.6% senior notes due 2025	—	499.0
1.3% senior notes due 2026 (1)	598.8	597.7
1.4% senior notes due 2027 (1)	498.2	497.4
4.85% senior notes due 2030 (1)	495.5	—
5.0% senior notes due 2034 (1)	687.7	686.5
5.5% senior notes due 2035 (1)	693.6	—
Other notes	180.6	146.2
	3,154.4	2,926.8
Rental
Revolving credit facility	600.0	745.0
Other notes	—	5.7
	600.0	750.7
Forestar
Revolving credit facility	—	—
3.85% senior notes due 2026	—	398.4
5.0% senior notes due 2028 (2)	298.7	298.1
6.5% senior notes due 2033 (2)	494.2	—
Other notes	9.9	9.9
	802.8	706.4
Financial Services
Mortgage repurchase facilities:
Committed facility	1,103.5	1,229.3
Uncommitted facility	304.8	304.5
	1,408.3	1,533.8
Total notes payable	$5,965.5	$5,917.7
_______________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $18.9 million and $11.7 million at September 30, 2025 and 2024, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $7.2 million and $3.5 million at September 30, 2025 and 2024, respectively.

As of September 30, 2025, maturities of consolidated notes payable, assuming the mortgage repurchase facility is not extended or renewed, are $1.6 billion in fiscal 2026, $604.7 million in fiscal 2027, $1.4 billion in fiscal 2028, $17.5 million in fiscal 2029, none in fiscal 2030 and $2.4 billion thereafter.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Homebuilding

The Company has a senior unsecured homebuilding revolving credit facility that was amended in December 2024 to increase its capacity from $2.19 billion to $2.23 billion. The facility includes an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. In June 2025, the Company utilized this accordion feature, increasing the facility’s size to $2.305 billion through an additional commitment. Of the total commitments, $2.04 billion mature on December 18, 2029, and $265 million mature on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no borrowings outstanding and $231.2 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.07 billion.

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

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined. In February 2025, the Company issued $700 million principal amount of 5.5% senior notes due October 15, 2035, and in May 2025, the Company issued $500 million principal amount of 4.85% senior notes due October 15, 2030. The indenture governing the senior notes imposes restrictions on the creation of secured debt and liens.

In October 2024, the Company repaid $500 million principal amount of its 2.5% senior notes at maturity. In September 2025, the Company redeemed $500 million principal amount of its 2.6% senior notes due October 15, 2025 for $505.9 million, which included $5.9 million of accrued and unpaid interest.

The key terms of the Company’s homebuilding senior notes outstanding as of September 30, 2025 are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
1.3% senior notes	$600	August 2021	October 15, 2026	Yes	1.5%
1.4% senior notes	$500	October 2020	October 15, 2027	Yes	1.6%
4.85% senior notes	$500	May 2025	October 15, 2030	Yes	5.1%
5.0% senior notes	$700	August 2024	October 15, 2034	Yes	5.2%
5.5% senior notes	$700	February 2025	October 15, 2035	Yes	5.6%
_______________
(1)The Company may redeem the notes in whole at any time or in part from time to time, at a redemption price equal to the greater of 100% of their principal amount or the present value of the remaining scheduled payments discounted to the redemption date, plus accrued and unpaid interest. The 1.3% senior notes and the 4.85% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is one month prior to the final maturity date of the notes. The 1.4% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is two months prior to the final maturity of the notes. The 5.0% senior notes and the 5.5% senior notes are redeemable at a redemption price of 100% of their principal amount, plus accrued and unpaid interest, on or after the date that is three months prior to the final maturity of the notes.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs and the discount, if applicable.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All series of homebuilding senior notes and borrowings under the homebuilding revolving credit facility are senior obligations and rank pari passu in right of payment to all existing and future unsecured indebtedness and senior to all existing and future indebtedness expressly subordinated to them. The homebuilding senior notes and borrowings under the homebuilding revolving credit facility are guaranteed by entities that hold approximately 75% of the Company’s assets at September 30, 2025. Upon the occurrence of both a change of control of the Company and a ratings downgrade event, as defined in the indenture governing its senior notes, the Company would be required in certain circumstances to offer to repurchase these notes at 101% of their principal amount, along with accrued and unpaid interest. Also, a change of control as defined in the revolving credit facility would constitute an event of default under the revolving credit facility, which could result in the acceleration of any borrowings outstanding under the facility and the termination of the commitments thereunder.

At September 30, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations. The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at September 30, 2025.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At September 30, 2025, there were $600 million of borrowings outstanding at a 6.2% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $450 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At September 30, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, Forestar or financial services operations.

Forestar

As of September 30, 2025, Forestar had a senior unsecured revolving credit facility that was amended in December 2024 to increase its capacity from $410 million to $640 million and to raise the uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The amendment also extended the maturity date of the facility. Of the total commitments, $575 million mature on December 18, 2029, and $65 million mature on October 28, 2026. In October 2025, Forestar utilized the accordion feature and increased the size of its revolving credit facility to $665 million through an additional $25 million commitment that matures on December 18, 2029. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At September 30, 2025, there were no borrowings outstanding and $51.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $588.9 million.

As of September 30, 2025, Forestar had $800 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, which represent unsecured obligations of Forestar. The key terms of Forestar’s senior notes are summarized below.

Notes Payable	Principal Amount	Date Issued	Date Due	Redeemable Prior to Maturity (1)	Effective Interest Rate (2)
	(In millions)
5.0% senior notes	$300	February 2020	March 1, 2028	Yes	5.2%
6.5% senior notes	$500	March 2025	March 15, 2033	Yes	6.7%
_______________
(1)Forestar’s senior notes may be redeemed prior to maturity, subject to certain limitations and premiums defined in the indenture agreements.
(2)Interest is payable semi-annually on each of the series of senior notes. The annual effective interest rate is calculated after giving effect to the amortization of debt issuance costs.

The net proceeds from the 6.5% senior notes issued in March 2025 were primarily used to fund Forestar’s tender offer to purchase any and all of its outstanding $400 million principal amount of 3.85% senior notes due 2026 (of which $329.4 million aggregate principal amount was tendered). The repurchase price of $333.4 million included accrued and unpaid interest of $4.2 million. In September 2025, Forestar redeemed the remaining $70.6 million principal amount of its 3.85% senior notes for $71.6 million, which included $1.0 million of accrued and unpaid interest. In fiscal 2025, Forestar recognized a $1.2 million loss on extinguishment of debt related to the repurchase and redemption of the notes.

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

At September 30, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at September 30, 2025.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In May 2025, the committed mortgage repurchase facility was amended to reduce its capacity to $1.4 billion and extend its maturity date to May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At September 30, 2025, DHI Mortgage had an obligation of $1.1 billion under the committed mortgage repurchase facility at a 5.8% annual interest rate.

At September 30, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $304.8 million at a 5.4% annual interest rate.

At September 30, 2025, $2.23 billion of mortgage loans held for sale with a collateral value of $2.19 billion were pledged under the committed mortgage repurchase facility, and $332.6 million of mortgage loans held for sale with a collateral value of $312.9 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At September 30, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities.

The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

NOTE E – CAPITALIZED INTEREST

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the years ended September 30, 2025, 2024 and 2023.

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Capitalized interest, beginning of year	$355.1	$286.4	$237.4
Interest incurred (1)	241.7	203.7	203.5
Interest charged to cost of sales	(158.1)	(135.0)	(154.5)
Capitalized interest, end of year	$438.7	$355.1	$286.4
_______________
(1)Interest incurred in fiscal 2025, 2024 and 2023 includes interest on the Company's mortgage repurchase facilities of $33.9 million, $58.6 million and $45.9 million, respectively, Forestar interest of $45.5 million, $32.7 million and $32.8 million, respectively, and interest on the rental revolving credit facility of $59.2 million, $61.9 million and $56.0 million, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE F – PROPERTY AND EQUIPMENT

The Company’s property and equipment balances and the related accumulated depreciation at September 30, 2025 and 2024 are summarized below.

	September 30,
	2025	2024
	(In millions)
Homebuilding
Buildings and improvements	$524.4	$483.2
Model home furniture	189.8	171.2
Office furniture and equipment	135.5	111.1
Land	59.2	57.7
Accumulated depreciation	(365.9)	(323.0)
Total homebuilding	543.0	500.2
Rental, net	0.6	1.1
Forestar, net	8.1	7.1
Financial services, net	4.3	4.0
Other businesses and eliminations, net	22.9	18.6
Property and equipment, net	$578.9	$531.0

Depreciation expense was $90.9 million, $78.5 million and $82.9 million in fiscal 2025, 2024 and 2023, respectively.

NOTE G – MORTGAGE LOANS

Mortgage Loans Held for Sale and Related Derivatives

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At September 30, 2025, mortgage loans held for sale of $2.57 billion had an aggregate outstanding principal balance of $2.67 billion. At September 30, 2024, mortgage loans held for sale of $2.48 billion had an aggregate outstanding principal balance of $2.49 billion.

During the years ended September 30, 2025, 2024 and 2023, mortgage loans originated totaled $23.7 billion, $24.0 billion and $21.2 billion, respectively, and mortgage loans sold totaled $23.5 billion, $24.0 billion and $21.0 billion, respectively. The Company had gains on sales of loans and servicing rights of $566.3 million, $589.9 million and $538.4 million during the years ended September 30, 2025, 2024 and 2023, respectively. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During fiscal 2025, approximately 71% of the Company’s mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 27% were sold to one other major financial entity.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Newly originated loans that have been closed but not committed to third-party purchasers are hedged to mitigate the risk of changes in their fair value. Hedged loans are committed to third-party purchasers typically within three days after origination. The notional amounts of the hedging instruments used to hedge mortgage loans held for sale may vary in relationship to the underlying loan amounts, depending on the movements in the value of each hedging instrument relative to the value of the underlying mortgage loans. The fair value change related to hedging instruments generally offsets the fair value change in the mortgage loans held for sale. The net fair value change, which for the years ended September 30, 2025, 2024 and 2023 was not significant, is recognized in revenues in the consolidated statements of operations. At September 30, 2025 and 2024, the Company’s mortgage loans held for sale that were not committed to third-party purchasers totaled $2.3 billion and $1.9 billion, respectively.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At September 30, 2025 and 2024, the Company had MBS totaling $677.5 million and $637.9 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded an asset of $1.9 million and $2.4 million at September 30, 2025 and 2024, respectively, for the fair value of such MBS position.

Loan Commitments and Related Derivatives

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At September 30, 2025 and 2024, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value, totaled $2.1 billion and $2.0 billion, respectively.

The Company manages interest rate risk related to its IRLCs through the use of best-efforts whole loan delivery commitments and hedging instruments. These instruments are considered derivatives in an economic hedge and are accounted for at fair value with gains and losses recognized in revenues in the consolidated statements of operations. At September 30, 2025 and 2024, the notional amount of best-efforts whole loan delivery commitments totaled $27.4 million and $11.5 million, respectively, and the notional amount of hedging instruments related to the remaining IRLCs totaled $1.93 billion and $1.90 billion, respectively.

Other Mortgage Loans and Loss Reserves

Mortgage loans are sold with limited recourse provisions derived from industry-standard representations and warranties in the relevant agreements. These representations and warranties primarily involve the absence of misrepresentations by the borrower or other parties, the appropriate underwriting of the loan and in some cases, a required minimum number of payments to be made by the borrower. The Company generally does not retain any other continuing interest related to mortgage loans sold in the secondary market. The majority of other mortgage loans consist of loans repurchased due to these limited recourse obligations. Typically, these loans are impaired, and some result in real estate owned through the foreclosure process. At September 30, 2025 and 2024, the Company’s total other mortgage loans and real estate owned, before the related loss reserves, totaled $15.7 million and $18.9 million, respectively.

The Company has recorded reserves for estimated losses on other mortgage loans, real estate owned and future loan repurchase obligations due to the limited recourse provisions, all of which are recorded as reductions of revenue. The loss reserve for loan repurchase and settlement obligations is estimated based on historical experience, analysis of the volume of mortgages originated, discussions with mortgage purchasers and current housing and credit market conditions, as well as known and projected mortgage loan repurchase requests. The loss reserves for other mortgage loans, real estate owned and estimated future loan repurchase obligations totaled $16.2 million and $12.3 million at September 30, 2025 and 2024, respectively.

Other mortgage loans and real estate owned, net of the related loss reserves, are included in other assets, while loan repurchase obligations are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE H – INCOME TAXES

Income Tax Expense

The components of the Company’s income tax expense are as follows:

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Current tax expense:
Federal	$821.4	$1,200.9	$1,293.0
State	174.4	258.8	272.4
	995.8	1,459.7	1,565.4
Deferred tax expense (benefit):
Federal	104.8	15.5	(39.0)
State	18.4	3.5	(6.9)
	123.2	19.0	(45.9)
Total income tax expense	$1,119.0	$1,478.7	$1,519.5

The Company’s effective tax rate was 23.6%, 23.5% and 24.1% in fiscal 2025, 2024 and 2023, respectively. The effective tax rates for all years include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

Reconciliation of Expected Income Tax Expense

Differences between income tax expense and tax computed by applying the federal statutory rate of 21% to income before income taxes during each year is due to the following:

	Year Ended September 30,
	2025	2024	2023
	(In millions)
Income taxes at federal statutory rate	$995.4	$1,319.8	$1,326.1
Increase (decrease) in tax resulting from:
State income taxes, net of federal benefit	154.1	205.8	208.1
Valuation allowance	(0.3)	0.1	(3.1)
Tax credits	(39.5)	(70.4)	(44.4)
Excess tax benefit from stock-based compensation	(16.0)	(42.7)	(25.6)
Tax contingencies	—	(1.4)	(1.5)
Other	25.3	67.5	59.9
Total income tax expense	$1,119.0	$1,478.7	$1,519.5

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Income Taxes

Deferred tax assets and liabilities reflect the tax consequences of temporary differences between the financial statement bases of assets and liabilities and their tax bases, tax losses and credit carryforwards. Components of deferred income taxes are summarized as follows:

	September 30,
	2025	2024
	(In millions)
Deferred tax assets:
Inventory costs	$39.6	$87.3
Inventory impairments	13.4	8.7
Warranty and construction defect costs	356.2	316.2
Net operating loss carryforwards	36.5	38.9
Tax credit carryforwards	22.1	6.9
Incentive compensation plans	105.0	93.7
Other	21.2	14.0
Total deferred tax assets	594.0	565.7
Valuation allowance	(14.6)	(14.9)
Total deferred tax assets, net of valuation allowance	579.4	550.8
Deferred tax liabilities:
Deferral of profit on home closings	327.6	226.4
Depreciation of fixed assets	76.7	44.8
Deferral of income	31.9	29.3
Undistributed earnings of subsidiary	90.7	77.4
Other	8.0	5.4
Total deferred tax liabilities	534.9	383.3
Deferred income taxes, net	$44.5	$167.5

The Company has $25.4 million of tax benefits for a federal net operating loss (NOL) carryforward. The utilization of the federal NOL is subject to IRC Section 382 limitations; however, it is expected that all of the federal NOL will be utilized within the carryforward period. D.R. Horton has $10.4 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Of this amount, $5.5 million of the tax benefits expire over the next ten years and the remaining $4.9 million expire from fiscal years 2036 to 2045. Forestar has $0.7 million of tax benefits for state NOL carryforwards that expire at various times depending on the tax jurisdiction. Forestar has $16.5 million of federal corporate alternative minimum tax credit carryforwards that do not expire.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Allowance

The Company has a valuation allowance of $14.6 million and $14.9 million at September 30, 2025 and 2024, respectively, related to deferred tax assets for state NOL and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

Unrecognized Tax Benefits

Unrecognized tax benefits are the differences between tax positions taken or expected to be taken in a tax return and the benefits recognized in the financial statements. The Company had no unrecognized tax benefits and no accrued interest or penalties related to unrecognized tax benefits at September 30, 2025 or 2024. The Company classifies interest expense and penalties on income taxes as income tax expense.

Regulations and Legislation

D.R. Horton is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for the majority of D.R. Horton’s tax jurisdictions remains open for examination for fiscal years 2022 through 2025. D.R. Horton is not currently under audit for federal income taxes. D.R. Horton is under audit by various states; however, the Company is not aware of any significant findings by the state taxing authorities.

Forestar is subject to federal income tax and state income tax in multiple jurisdictions. The statute of limitations for the majority of Forestar’s tax jurisdictions remains open for examination for fiscal years 2022 through 2025. Forestar is not currently under audit for federal income taxes. Forestar is under audit by various states; however, Forestar is not aware of any significant findings by the state taxing authorities.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law (the new law). The new law terminates the energy efficient home tax credit for homes closing after June 30, 2026 and enacts certain other tax provisions that will impact the Company’s financial statements. The Company’s tax benefits related to the energy efficient home tax credit were $39.5 million and $70.4 million in fiscal 2025 and 2024, respectively. None of the other tax provisions enacted by the new law have a significant impact on the Company’s financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended September 30,
	2025	2024	2023
	(In millions, except per share data)
Numerator:
Net income attributable to D.R. Horton, Inc.	$3,585.2	$4,756.4	$4,745.7
Denominator:
Denominator for basic earnings per share — weighted average shares	308.5	329.5	340.7
Effect of dilutive securities:
Employee stock awards	1.4	2.1	2.6
Denominator for diluted earnings per share — adjusted weighted average shares	309.9	331.6	343.3
Basic net income per share attributable to D.R. Horton, Inc.	$11.62	$14.44	$13.93
Diluted net income per share attributable to D.R. Horton, Inc.	$11.57	$14.34	$13.82

NOTE J – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined. At September 30, 2025, the Company had 404,031,443 shares of common stock issued and 294,475,153 shares outstanding. No shares of preferred stock were issued or outstanding.

In April 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of the Company’s common stock, replacing the previous authorization. The authorization has no expiration date. During fiscal 2025, the Company repurchased 30.7 million shares of its common stock at a total cost, including commissions and excise taxes, of $4.3 billion, of which $2.6 billion was repurchased under the previous authorization. At September 30, 2025, there was $3.3 billion remaining on the repurchase authorization.

The Board of Directors approved and the Company paid quarterly cash dividends of $0.40 per share in fiscal 2025 and $0.30 per share in fiscal 2024. Cash dividends declared and paid in fiscal 2025 totaled $494.8 million. In October 2025, the Board approved a quarterly cash dividend of $0.45 per share, payable on November 20, 2025 to stockholders of record on November 13, 2025.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During fiscal 2025, there were no shares issued under the ATM program. At September 30, 2025, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

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

Deferred Compensation Plans

The Company has a 401(k) plan for all employees who have been with the Company for a period of six months or more. The Company matches portions of employees’ voluntary contributions. The Company recorded $44.3 million, $43.8 million and $40.2 million of expense for matching contributions in fiscal 2025, 2024 and 2023, respectively.

The Company’s Supplemental Executive Retirement Plan (SERP) is a non-qualified deferred compensation program that provides benefits payable to certain management employees upon retirement, death or termination of employment. Under the SERP, the Company accrues an unfunded benefit based on a percentage of the eligible employees’ salaries, as well as an interest factor based upon a predetermined formula. The Company’s liabilities related to the SERP were $64.2 million and $56.8 million at September 30, 2025 and 2024, respectively. The Company recorded $9.4 million, $8.9 million and $8.3 million of expense for this plan in fiscal 2025, 2024 and 2023, respectively.

The Company has a deferred compensation plan available to a select group of employees which allows participating employees to contribute compensation into the plan on a before tax basis and defer income taxation on the contributions until the funds are withdrawn from the plan. The participating employees designate investments for their contributions; however, the Company is not required to invest the contributions in the designated investments. The Company’s net liabilities related to the deferred compensation plan were $206.9 million and $184.5 million at September 30, 2025 and 2024, respectively. The Company records as SG&A expense the amount that the employee contributions would have earned had the funds been invested in the designated investments. The Company recorded $18.1 million, $36.5 million and $17.0 million of expense for this plan in fiscal 2025, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan provides eligible employees the opportunity to purchase common stock of the Company at a discounted price of 85% of the fair market value of the stock on the designated dates of purchase. The price to eligible employees may be further discounted depending on the average fair market value of the stock during the period and certain other criteria. Under the terms of the plan, the total fair market value of common stock that an eligible employee may purchase each year is limited to the lesser of 15% of the employee’s annual compensation or $25,000. Under the plan, employees purchased 159,460 shares for $18.1 million in fiscal 2025, 137,347 shares for $15.3 million in fiscal 2024 and 143,960 shares for $11.0 million in fiscal 2023. At September 30, 2025, the Company had 2.1 million shares of common stock reserved for issuance pursuant to the Employee Stock Purchase Plan.

Incentive Bonus Plan

The Company’s Incentive Bonus Plan provides for the Compensation Committee to award short-term performance bonuses to senior management based upon the level of achievement of certain criteria. For fiscal 2025, 2024 and 2023, the Compensation Committee approved awards whereby certain executive officers could earn performance bonuses based upon percentages of the Company’s pre-tax income. Compensation expense related to these plans was $22.5 million, $29.9 million and $35.4 million in fiscal 2025, 2024 and 2023, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation

The Company’s Stock Incentive Plan provides for the granting of equity awards, such as stock options, performance stock units (PSUs) and restricted stock units (RSUs), to executive officers, other key employees and non-management directors. PSUs are earned by achieving key performance goals, and RSUs are earned through continued employment with the Company over a requisite time period. Each stock unit represents the contingent right to receive one share of the Company’s common stock if the performance criteria and/or vesting conditions are satisfied. The stock units have no dividend or voting rights until vested. At September 30, 2025, the Company had 22.1 million shares of common stock reserved for issuance and 20.2 million shares available for future grants under the Stock Incentive Plan.

Restricted Stock Unit (RSU) Equity Awards

During fiscal 2025, 2024 and 2023, RSUs were granted to the Company’s executive officers, other key employees and non-management directors (collectively, approximately 1,600, 1,470 and 1,380 recipients, respectively). These awards vest annually in equal installments over periods of three to five years.

The following table provides additional information related to RSU activity during fiscal 2025, 2024 and 2023. The number of RSUs vested includes shares of common stock withheld by the Company on behalf of employees to satisfy the tax withholding requirements.

	Year Ended September 30,
	2025		2024		2023
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	2,309,737	$95.28	2,966,925	$70.85	3,466,094	$57.50
Granted	608,835	156.12	663,860	147.79	877,131	93.44
Vested	(884,883)	79.17	(1,233,866)	65.51	(1,251,785)	50.61
Cancelled	(130,880)	112.49	(87,182)	85.12	(124,515)	61.95
Outstanding at end of year	1,902,809	$121.06	2,309,737	$95.28	2,966,925	$70.85

The total fair value of shares vested on the vesting date during fiscal 2025, 2024 and 2023 was $114.8 million, $184.7 million and $115.2 million, respectively. For fiscal 2025, 2024 and 2023, compensation expense related to RSUs was $80.6 million, $77.3 million and $65.7 million, respectively. At September 30, 2025, there was $170.3 million of unrecognized compensation expense related to unvested RSU awards. This expense is expected to be recognized over a weighted average period of 2.6 years.

Performance Stock Unit (PSU) Equity Awards

During fiscal 2025, 2024 and 2023, PSUs that vest at the end of three-year performance periods were granted to the Company’s executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position as compared to its peers in achieving certain performance criteria and can range from 0% to 300% of the number of units granted. Compensation expense related to these grants is based on the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award. The performance criteria for the awards issued in fiscal 2023 were total shareholder return compared to the S&P 500 and return on investment, SG&A expense containment and homebuilding gross profit compared to homebuilding peers. The performance criteria for the awards issued in fiscal 2024 were total shareholder return compared to the S&P 500 and return on assets and operating margin compared to homebuilding peers. The performance criteria for the awards issued in fiscal 2025 were total shareholder return and return on assets compared to the S&P 500, pre-tax return on assets compared to homebuilding peers and earnings per share growth.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides additional information related to the PSUs outstanding at September 30, 2025.

Grant Date	Vesting Date	Target Number of Performance Stock Units	Grant Date Fair Value per Unit	Compensation Expense Year Ended September 30,
				2025	2024	2023
				(In millions)
October 2022	September 2025	600,000	$79.97	$7.8	$10.0	$11.6
October 2023 (1)	September 2026	277,779	146.72	13.1	13.1	—
October 2024	September 2027	327,717	176.39	19.3	—	—
				$40.2	$23.1	$11.6
_______________
(1)The PSUs granted in October 2023 were subsequently modified in December 2023 to change the performance criteria to total shareholder return, return on assets and operating margin.

In October 2025, the Compensation Committee approved the issuance of the PSUs that vested in September 2025 in the form of 484,492 shares of common stock to satisfy the awards.

Stock Options
Stock options are granted at exercise prices which equal the market value of the Company’s common stock at the date of the grant. The Company has not granted stock options in recent years and there were no options outstanding as of September 30, 2025.

NOTE L – COMMITMENTS AND CONTINGENCIES

Warranty Claims

The Company typically provides its homebuyers with warranties for defects in structural elements, mechanical systems and other construction components of the home. Warranty liabilities are established by charging cost of sales for each home delivered based on management’s estimate of expected warranty-related costs and by accruing for existing warranty claims. The Company’s warranty liability is based upon historical warranty cost experience in each market in which it operates. The estimation of these costs is subject to variability due to uncertainties related to these factors. Due to the judgment required in establishing the liability for warranty claims, actual future costs could differ from current estimated amounts, and it is not possible for the Company to make a reasonable estimate of the possible loss or range of loss in excess of its warranty liability.

Changes in the Company’s warranty liability during fiscal 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Warranty liability, beginning of year	$566.9	$512.4
Warranties issued	188.8	210.6
Changes in liability for pre-existing warranties	(68.5)	(36.0)
Settlements made	(121.0)	(120.1)
Warranty liability, end of year	$566.2	$566.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $1.1 billion and $949.6 million at September 30, 2025 and 2024, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 98% and 97% of these reserves related to construction defect matters at September 30, 2025 and 2024, respectively. Expenses related to the Company’s legal contingencies were $240.1 million, $164.0 million and $139.7 million in fiscal 2025, 2024 and 2023, respectively.

The Company’s reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. As of September 30, 2025, no individual existing claim was material to the Company’s financial statements. The Company has closed a significant number of homes during recent years and may be subject to future construction defect claims on these homes. Although regulations vary from state to state, construction defect issues can generally be reported for up to ten years after the home has closed in many states in which the Company operates. Historical data and trends regarding the frequency of claims incurred and the costs to resolve claims relative to the types of products and markets where the Company operates are used to estimate the construction defect liabilities for both existing and anticipated future claims. These estimates are subject to ongoing revision as the circumstances of individual pending claims and historical data and trends change. Adjustments to estimated reserves are recorded in the accounting period in which the change in estimate occurs.

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

Changes in the Company’s legal claims reserves during fiscal 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Reserves for legal claims, beginning of year	$949.6	$858.9
Increase in reserves	262.7	169.7
Payments	(68.7)	(79.0)
Reserves for legal claims, end of year	$1,143.6	$949.6

Prior to June 1, 2021, in the majority of states in which it operates, the Company has general liability insurance policies to provide risk transfer against a portion of the risk of loss from construction defect and other claims. The Company also contractually requires major subcontractors in most markets to have general liability insurance which includes construction defect coverage. The Company estimates and records receivables under these policies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. After June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $167.0 million and $156.8 million at September 30, 2025 and 2024, respectively, and are included in other assets in the consolidated balance sheets.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In some states where the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company has waived its normal subcontractor general liability insurance requirements to obtain lower costs from subcontractors. In these states, the Company purchases insurance policies from either third-party carriers or its wholly owned captive insurance subsidiary and names certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary and the policies issued on or after June 1, 2020 by third-party carriers essentially represent self-insurance of these risks by the Company.

The Company is self-insured for the deductible amounts under its workers’ compensation insurance policies. The deductibles vary by policy year, but in no years exceed $0.5 million per occurrence. The deductible for the 2024, 2025 and 2026 policy years is $0.5 million per occurrence.

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

Land and Lot Purchase Contracts

The Company enters into land and lot purchase contracts to acquire land or lots for the construction of homes. At September 30, 2025, the Company had total deposits of $2.33 billion, consisting of cash deposits of $2.17 billion and promissory notes and surety bonds of $157.5 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $26.0 billion. The majority of land and lots under contract are currently expected to be purchased within three years. Of these amounts, $200.2 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.0 billion. A limited number of the homebuilding land and lot purchase contracts at September 30, 2025, representing $99.7 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $99.7 million remaining purchase price subject to specific performance provisions, $43.0 million related to contracts between the homebuilding segment and Forestar.

During fiscal 2025 and 2024, Forestar reimbursed the homebuilding segment $20.6 million and $27.5 million, respectively, for previously paid earnest money and $26.5 million and $22.9 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At September 30, 2025, the Company had outstanding surety bonds of $3.5 billion and letters of credit of $282.3 million to secure performance under various contracts. Of the total letters of credit, $231.2 million were issued under the homebuilding revolving credit facility and $51.1 million were issued under Forestar’s revolving credit facility.

The Company leases office space and equipment under non-cancelable operating leases. At September 30, 2025, the future minimum annual lease payments under these agreements are as follows (in millions):

Fiscal 2026	$29.0
Fiscal 2027	19.3
Fiscal 2028	11.5
Fiscal 2029	6.8
Fiscal 2030	4.3
Thereafter	1.0
$71.9

Rent expense was $45.1 million, $44.3 million and $44.7 million for fiscal 2025, 2024 and 2023, respectively.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE M – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Earnest money and refundable deposits	$2,362.9	$2,210.6
Water rights and other water-related assets	333.0	319.1
Pledged reimbursements asset (1)	251.4	—
Insurance receivables	167.0	156.8
Other receivables	164.0	147.1
Prepaid assets	134.5	117.9
Contract assets - insurance agency commissions	127.9	117.5
Lease right of use assets	63.0	51.4
Margin deposits related to hedging instruments	47.9	71.3
Interest rate lock commitments	42.7	44.5
Mortgage servicing rights	27.1	5.9
Mortgage hedging instruments and commitments	0.6	2.8
Other	75.2	72.7
	$3,797.2	$3,317.6

The Company’s accrued expenses and other liabilities at September 30, 2025 and 2024 were as follows:

	September 30,
	2025	2024
	(In millions)
Reserves for legal claims	$1,143.6	$949.6
Employee compensation and related liabilities	598.7	569.7
Warranty liability	566.2	566.9
Inventory related accruals	497.3	451.2
Pledged reimbursements liability (1)	251.4	—
Accrued property taxes	82.7	77.6
Customer deposits	81.5	99.7
Lease liabilities	65.6	53.3
Accrued interest	60.5	34.8
Mortgage hedging instruments and commitments	34.1	63.0
Federal and state income tax liabilities	19.0	27.7
Other	141.0	123.2
	$3,541.6	$3,016.7
_______________
(1)In certain projects, the Company has entered into agreements to be reimbursed for eligible infrastructure costs from municipal districts as funds are available to the district. The Company has pledged certain of these future reimbursements as collateral to a third party, and the third party issued bonds against this collateral. The Company received the cash proceeds from the third-party bond issuance. The Company has no future performance obligations related to the cash proceeds received, no obligations related to any future interest or principal payments to the third-party bondholders, and the third party has no recourse against the Company for the reimbursement of these funds. However, under the applicable accounting rules, since the Company pledged only certain reimbursements and not the entire amount, the Company recorded a non-cash transaction to increase assets and a related liability for the amount of the unpaid balance of the third-party bonds. The asset and liability will be reduced as the third-party bonds are repaid by the municipal district.

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
The Company’s assets measured at fair value using Level 3 inputs that are typically reported at the lower of carrying value or fair value on a nonrecurring basis are as follows:
◦Inventory held and used - In assessing impairment indicators of its inventory held and used, the Company performs an analysis of the undiscounted cash flows estimated to be generated by those assets. The most significant factors used to estimate undiscounted future cash flows include pricing and incentive levels realized by the community, the rate at which the homes are sold and the costs incurred to develop the lots and construct the homes. Inventory held and used measured at fair value represents those communities for which the estimated undiscounted cash flows are less than their carrying amounts and therefore, the Company recorded impairments during the period to record the inventory at fair value calculated based on its discounted estimated future cash flows.
◦Inventory available for sale - The factors considered in determining fair values of the Company’s land held for sale primarily include actual sale contracts and recent offers received from outside third parties and may also include prices for land in recent comparable sales transactions and other market analysis. If the estimated fair value less the costs to sell an asset is less than the asset’s current carrying value, the asset is written down to its estimated fair value less costs to sell.
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and 2024, and the changes in the fair value of the Level 3 assets during fiscal 2025 and 2024.

		Fair Value at September 30, 2025
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,504.7	$8.6	$2,513.3
Mortgage servicing rights (2)	Other assets	—	—	27.1	27.1
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets and other liabilities	—	—	42.4	42.4
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	(33.5)	—	(33.5)

		Fair Value at September 30, 2024
	Balance Sheet Location	Level 1	Level 2	Level 3	Total
		(In millions)
Mortgage loans held for sale (1)	Mortgage loans held for sale	$—	$2,421.2	$10.6	$2,431.8
Mortgage servicing rights (2)	Other assets	—	—	5.9	5.9
Derivatives not designated as hedging instruments (3):
Interest rate lock commitments (4)	Other assets	—	—	44.5	44.5
Mortgage hedging instruments and commitments (5)	Other assets and other liabilities	—	(60.2)	—	(60.2)

	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2025
	Balance at September 30, 2024	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2025
	(In millions)
Mortgage loans held for sale (1)	$10.6	$3.0	$—	$(22.6)	$—	$17.6	$8.6
Mortgage servicing rights (2)	5.9	0.8	50.8	(30.4)	—	—	27.1
Interest rate lock commitments (4)	44.5	(2.1)	—	—	—	—	42.4
	Level 3 Assets and Liabilities at Fair Value for the Year Ended September 30, 2024
	Balance at September 30, 2023	Net realized and unrealized gains (losses)	Purchases / Originations	Sales and Settlements	Principal Reductions	Net transfers to (out of) Level 3	Balance at September 30, 2024
	(In millions)
Mortgage loans held for sale (1)	$11.6	$0.1	$—	$(0.9)	$—	$(0.2)	$10.6
Mortgage servicing rights (2)	11.1	(1.0)	19.2	(23.4)	—	—	5.9
Interest rate lock commitments (4)	(31.6)	76.1	—	—	—	—	44.5
_________________________
(1)The Company typically elects the fair value option upon origination for mortgage loans held for sale. Interest income earned on mortgage loans held for sale is based on contractual interest rates and included in other income. Mortgage loans held for sale valued using Level 3 inputs at September 30, 2025 and 2024 include $8.6 million and $10.6 million, respectively, of loans for which the Company elected the fair value option upon origination and did not sell into the secondary market. Mortgage loans held for sale totaling $17.6 million were transferred to Level 3 during fiscal 2025 due to significant unobservable inputs used in determining the fair value of these loans. Mortgage loans held for sale totaling $0.2 million were transferred from Level 3 to Level 2 during fiscal 2024 due to significant observable inputs used in determining the fair value of these loans. The fair value of these mortgage loans held for sale is generally calculated considering pricing in the secondary market and adjusted for the value of the underlying collateral, including interest rate risk, liquidity risk and prepayment risk. The Company plans to sell these loans as market conditions permit.
(2)Although the majority of the Company’s mortgage loans are sold on a servicing-released basis, when the servicing rights are retained, the Company records them at fair value using third-party valuations. The valuation at the time the servicing asset is retained is reflected in the purchases/originations column with subsequent changes in value classified as realized and unrealized gains (losses). The key assumptions used in the valuation, which are generally unobservable inputs, are mortgage prepayment rates, discount rates and delinquency rates, which were 6%, 11% and 5%, respectively, at September 30, 2025 and 13%, 11% and 9% at September 30, 2024.
(3)Fair value measurements of these derivatives represent changes in fair value, as calculated by reference to quoted prices for similar assets and are reflected in the balance sheet as other assets or accrued expenses and other liabilities. Changes in the fair value of these derivatives are included in revenues in the consolidated statements of operations. The net fair value change in fiscal 2025 and 2024 recognized in revenues in the consolidated statements of operations was not significant.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)The fair value of interest rate lock commitments at September 30, 2025 reflects a $42.7 million change in fair value in other assets and a $0.3 million change in fair value in other liabilities. The fair value of interest rate lock commitments at September 30, 2024 reflects a $44.5 million change in fair value in other assets.
(5)The fair value of mortgage hedging instruments and commitments at September 30, 2025 reflects a $0.6 million change in fair value in other assets and a $34.1 million change in fair value in other liabilities. The fair value of mortgage hedging instruments and commitments at September 30, 2024 reflects a $2.8 million change in fair value in other assets and a $63.0 million change in fair value in other liabilities.

The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis at September 30, 2025 and 2024.

		Fair Value at September 30,
		2025		2024
	Balance Sheet Location	Level 2	Level 3	Level 2	Level 3
		(In millions)
Inventory held and used (1) (2)	Inventories	$—	$66.3	$—	$68.1
Mortgage loans held for sale (1) (3)	Mortgage loans held for sale	8.5	19.3	9.5	7.0
Other mortgage loans (1) (4)	Other assets	—	—	1.3	9.8
Real estate owned (1) (4)	Other assets	—	—	—	0.4
_______________
(1)The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value as a result of impairment at September 30, 2025 and 2024, respectively.
(2)In performing its impairment analysis of communities, discount rates ranging from 10% to 16% were used in the periods of impairment.
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

For the financial assets and liabilities that the Company does not reflect at fair value, the following tables present both their respective carrying value and fair value at September 30, 2025 and 2024.

	Carrying Value	Fair Value at September 30, 2025
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$2,985.4	$2,985.4	$—	$—	$2,985.4
Restricted cash (1)	47.9	47.9	—	—	47.9
Notes payable (2) (3)	5,965.5	—	3,811.1	2,198.8	6,009.9

	Carrying Value	Fair Value at September 30, 2024
		Level 1	Level 2	Level 3	Total
	(In millions)
Cash and cash equivalents (1)	$4,516.4	$4,516.4	$—	$—	$4,516.4
Restricted cash (1)	27.6	27.6	—	—	27.6
Notes payable (2) (3)	5,917.7	—	3,413.7	2,440.6	5,854.3
_______________
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of September 30, 2025, as stated in their report included herein.

ITEM 9B.    OTHER INFORMATION

During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the captions “Proposal One — Election of Directors,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” in the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “CEO Pay Ratio” in the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our equity compensation plans as of September 30, 2025.

	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders	3,108,305	(1)	$—	(2)	5,218,081	(3)
Equity compensation plans not approved by stockholders	—		n/a		—
Total	3,108,305		$—		5,218,081
_______________
(1)Amount represents the total number of restricted stock units (RSUs) and performance stock units (PSUs) outstanding. The number of PSUs outstanding is based on the number of performance shares issuable at target.
(2)RSUs and PSUs have no exercise price.
(3)Amount includes 2,109,776 shares reserved for issuance under the Company’s Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, employees purchased 159,460 shares of common stock in fiscal 2025.

The remaining information required by this item is set forth under the caption “Beneficial Ownership of Common Stock” in the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters” in the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and incorporated herein by reference.

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

4.4
Fourth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 1.300% Senior Notes due 2026 issued by the Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.5
Fifth Supplemental Indenture, dated as of August 5, 2021, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.6
Sixth Supplemental Indenture, dated as of August 14, 2024, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 5.000% Senior Notes due 2034 issued by the Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2024).

4.7
Seventh Supplemental Indenture, dated as of February 26, 2025, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 5.500% Senior Notes due 2035 issued by the Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

Exhibit Number		Exhibit

4.8
Eighth Supplemental Indenture, dated as of May 5, 2025, among the Company, the guarantors named therein and Truist Bank (formerly known as Branch Banking and Trust Company), as trustee, relating to the 4.850% Senior Notes due 2030 issued by the Company (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

4.9
Indenture, dated as of February 25, 2020, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on February 25, 2020).

4.10
Indenture, dated as of March 14, 2025, by and among Forestar Group Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference from Exhibit 4.1 of Forestar’s Current Report on Form 8-K filed with the SEC on March 14, 2025).

4.11
Description of Securities (incorporated by reference from Exhibit 4.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 19, 2024).

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

Exhibit Number		Exhibit

10.12	†
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
Form of Performance Stock Units Award Agreement pursuant to the Company’s 2024 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on April 23, 2025).

10.20	†	D.R. Horton, Inc. Supplemental Executive Retirement Plan No. 1 (incorporated by reference from the Company’s Transitional Report on Form 10-K for the period from January 1, 1993 to September 30, 1993, filed with the SEC on December 28, 1993 (file number 1-14122)).
10.21	†	D.R. Horton, Inc. Amended and Restated Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).
10.22	†
D.R. Horton, Inc. Amended and Restated Supplemental Executive Retirement Plan No. 2 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2008).

10.23	†	D.R. Horton, Inc. 2018 Incentive Bonus Plan, dated November 6, 2018 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018).
10.24	†
Summary of Executive Compensation Notification - Executive Chairman, CEO, COO and CFO (fiscal 2025) (incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024).

10.25	†
Summary of Director Compensation (fiscal 2025) (incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on November 19, 2024).

10.26	*†	Summary of Executive Compensation Notification - Executive Chairman, CEO, COO and CFO (fiscal 2026).
10.27	*†	Summary of Director Compensation (fiscal 2026).
10.28
Grantor Trust Agreement, dated June 21, 2002, by and between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference from Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 13, 2002).

Exhibit Number	Exhibit

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

10.32
Amendment No. 3 to Credit Agreement, dated August 22, 2014, by and among the Company, The Royal Bank of Scotland PLC, as Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2014).

10.33
Amendment No. 5 to Credit Agreement, dated August 26, 2015, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2015).

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

10.38
Amendment No. 10 to Credit Agreement, dated April 20, 2021, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2021).

10.39
Amendment No. 11 to Credit Agreement, dated October 28, 2022, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.40
Amendment No. 12 to Credit Agreement, dated December 18, 2024, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024).

10.41
Second Amended and Restated Master Repurchase Agreement, dated February 27, 2015, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.42
First Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 26, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.43
Third Amendment to Second Amended and Restated Master Repurchase Agreement, dated September 23, 2016, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 27, 2016).

Exhibit Number	Exhibit

10.44
Fourth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 24, 2017, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2017).

10.45
Fifth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 23, 2018, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018).

10.46
Sixth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 22, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2019).

10.47
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

10.48
Eighth Amendment to Second Amended and Restated Master Repurchase Agreement, dated June 21, 2019, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2019).

10.49
Ninth Amendment to Second Amended and Restated Master Repurchase Agreement, dated February 21, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2020).

10.50
Tenth Amendment to Second Amended and Restated Master Repurchase Agreement, dated May 15, 2020, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2020).

10.51
Third Amended and Restated Master Repurchase Agreement, dated February 19, 2021, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2021).

10.52
Fourth Amended and Restated Master Repurchase Agreement, dated February 18, 2022, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.53
First Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated February 17, 2023, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

10.54
Second Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated February 16, 2024, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2024).

10.55
Third Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated August 29, 2024, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2024).

Exhibit Number		Exhibit

10.56
Fourth Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated May 8, 2025, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Sole Book Runner, Lead Arranger, and a Buyer, and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2025).

10.57
Amended and Restated Custody Agreement, dated March 1, 2013, by and between DHI Mortgage Company, Ltd. and U.S. Bank National Association, as Administrative Agent and representative of certain buyers (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2015).

10.58
Master Repurchase Agreement, dated April 4, 2023, between DHI Mortgage Company, Ltd. and Royal Bank of Canada (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2023).

10.59
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

10.61
Amended and Restated Stockholder’s Agreement, dated October 28, 2024, by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2024).

10.62
Master Supply Agreement, dated June 29, 2017, by and between the Company and Forestar Group Inc. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2017).

10.63
Credit Agreement, dated August 16, 2018, among Forestar Group Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Forestar’s Current Report on Form 8-K filed with the SEC on August 17, 2018).

10.64
Amendment No. 1 to Credit Agreement, dated October 2, 2019 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on October 3, 2019).

10.65
Amendment No. 2 to Credit Agreement, dated April 16, 2021 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on April 20, 2021).

10.66
Amendment No. 3 to Credit Agreement, dated October 28, 2022 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.67
Amendment No. 4 to Credit Agreement, dated December 18, 2024 by and among Forestar Group Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 to Forestar’s Current Report on Form 8-K filed with the SEC on December 23, 2024).

19.1	*	Insider Trading Policy.
21.1	*	Subsidiaries of D.R. Horton, Inc.
22.1	*	List of Guarantor Subsidiaries.
23.1	*	Consent of Ernst & Young LLP, Fort Worth, Texas.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	†
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

D.R. Horton, Inc.

Date:	November 19, 2025	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David V. Auld	Executive Chairman and Director	November 19, 2025
David V. Auld

/s/ Paul J. Romanowski	President and Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2025
Paul J. Romanowski

/s/ Bill W. Wheat	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2025
Bill W. Wheat

/s/ Aron M. Odom	Senior Vice President and Controller (Principal Accounting Officer)	November 19, 2025
Aron M. Odom

/s/ Brad S. Anderson	Director	November 19, 2025
Brad S. Anderson

/s/ Michael R. Buchanan	Director	November 19, 2025
Michael R. Buchanan

/s/ Benjamin S. Carson, Sr.	Director	November 19, 2025
Benjamin S. Carson, Sr.

/s/ M. Chad Crow	Director	November 19, 2025
M. Chad Crow

/s/ Elaine D. Crowley	Director	November 19, 2025
Elaine D. Crowley

/s/ Maribess L. Miller	Director	November 19, 2025
Maribess L. Miller

/s/ Barbara R. Smith	Director	November 19, 2025
Barbara R. Smith