Form 10-Q
period 2025-12-31
HORTON D R INC /DE/
filed 2026-01-22
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of January 15, 2026, there were 289,703,395 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,506.3	$2,985.4
Restricted cash	46.7	47.9
Total cash, cash equivalents and restricted cash	2,553.0	3,033.3
Inventories:
Construction in progress and finished homes	7,270.7	7,648.5
Residential land and lots — developed and under development	15,212.9	14,695.8
Land held for development	212.0	218.3
Land held for sale	26.4	21.4
Rental properties	2,884.0	2,703.3
Total inventory	25,606.0	25,287.3
Mortgage loans held for sale	1,908.8	2,566.5
Deferred income taxes, net of valuation allowance of $14.6 million at December 31, 2025 and September 30, 2025	25.0	44.5
Property and equipment, net	582.0	578.9
Other assets	3,801.3	3,797.2
Goodwill	163.5	163.5
Total assets	$34,639.6	$35,471.2
LIABILITIES
Accounts payable	$1,026.0	$1,221.9
Accrued expenses and other liabilities	3,510.9	3,541.6
Notes payable	5,547.3	5,965.5
Total liabilities	10,084.2	10,729.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 404,464,668 shares issued and 290,498,069 shares outstanding at December 31, 2025 and 404,031,443 shares issued and 294,475,153 shares outstanding at September 30, 2025	4.0	4.0
Additional paid-in capital	3,587.6	3,576.1
Retained earnings	31,504.7	31,041.4
Treasury stock, 113,966,599 shares and 109,556,290 shares at December 31, 2025 and September 30, 2025, respectively, at cost	(11,100.8)	(10,431.1)
Stockholders’ equity	23,995.5	24,190.4
Noncontrolling interests	559.9	551.8
Total equity	24,555.4	24,742.2
Total liabilities and equity	$34,639.6	$35,471.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2025	2024
	(In millions, except per share data) (Unaudited)
Revenues	$6,886.9	$7,613.0
Cost of sales	5,292.2	5,702.8
Selling, general and administrative expense	865.1	878.1
Other (income) expense	(68.5)	(77.8)
Income before income taxes	798.1	1,109.9
Income tax expense	196.7	258.0
Net income	601.4	851.9
Net income attributable to noncontrolling interests	6.6	7.0
Net income attributable to D.R. Horton, Inc.	$594.8	$844.9

Net income per share attributable to D.R. Horton, Inc.
Basic	$2.03	$2.63
Diluted	$2.03	$2.61

Weighted average shares outstanding
Basic	292.3	321.5
Diluted	293.3	323.3

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2025 (294,475,153 shares)	$4.0	$3,576.1	$31,041.4	$(10,431.1)	$551.8	$24,742.2
Net income	—	—	594.8	—	6.6	601.4
Stock issued under employee benefit plans (433,225 shares)	—	1.3	—	—	—	1.3
Cash paid for shares withheld for taxes	—	(29.7)	—	—	—	(29.7)
Stock-based compensation expense	—	41.4	—	—	—	41.4
Cash dividends declared ($0.45 per share)	—	—	(131.5)	—	—	(131.5)
Repurchases of common stock (4,410,309 shares)	—	—	—	(669.7)	—	(669.7)
Change of ownership interest in Forestar	—	(1.5)	—	—	1.5	—
Balances at December 31, 2025 (290,498,069 shares)	$4.0	$3,587.6	$31,504.7	$(11,100.8)	$559.9	$24,555.4

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	844.9	—	7.0	851.9
Stock issued under employee benefit plans (427,607 shares)	—	2.5	—	—	—	2.5
Cash paid for shares withheld for taxes	—	(27.6)	—	—	—	(27.6)
Stock-based compensation expense	—	43.0	—	—	—	43.0
Cash dividends declared ($0.40 per share)	—	—	(128.5)	—	—	(128.5)
Repurchases of common stock (6,802,767 shares)	—	—	—	(1,102.8)	—	(1,102.8)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at December 31, 2024 (317,652,200 shares)	$4.0	$3,508.2	$28,667.4	$(7,235.7)	$519.0	$25,462.9

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2025	2024
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$601.4	$851.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.7	24.1
Stock-based compensation expense	41.4	43.0
Deferred income taxes	19.5	40.1
Inventory and land option charges	11.2	16.6
Changes in operating assets and liabilities:
Decrease in construction in progress and finished homes	398.8	181.7
Increase in residential land and lots – developed, under development, held for development and held for sale	(489.1)	(1,243.5)
Increase in rental properties	(180.6)	(86.5)
Decrease in other assets	20.1	65.2
Decrease in mortgage loans held for sale	657.7	683.1
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(254.1)	71.0
Net cash provided by operating activities	854.0	646.7
INVESTING ACTIVITIES
Expenditures for property and equipment	(27.4)	(13.3)
Payments related to business acquisitions, net of cash acquired	(82.1)	(51.0)
Other investing activities	(6.7)	7.2
Net cash used in investing activities	(116.2)	(57.1)
FINANCING ACTIVITIES
Proceeds from notes payable	305.0	660.0
Repayment of notes payable	(154.9)	(755.4)
Repayment on mortgage repurchase facilities, net	(579.3)	(746.9)
Cash paid for shares withheld for taxes	(29.7)	(27.6)
Cash dividends paid	(131.5)	(128.5)
Repurchases of common stock	(649.2)	(1,055.7)
Net other financing activities	21.5	(10.5)
Net cash used in financing activities	(1,218.1)	(2,064.6)
Net decrease in cash, cash equivalents and restricted cash	(480.3)	(1,475.0)
Cash, cash equivalents and restricted cash at beginning of period	3,033.3	4,544.0
Cash, cash equivalents and restricted cash at end of period	$2,553.0	$3,069.0

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Stock issued under employee incentive plans	$64.3	$71.3
Repurchases of common stock not settled	$14.5	$45.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2025

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of December 31, 2025, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments considered necessary to fairly state the results for the interim periods shown, including normal recurring accruals and other items. These financial statements, including the consolidated balance sheet as of September 30, 2025, which was derived from audited financial statements, do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 or subsequent periods.

Business Acquisition

In October 2025, the Company acquired the homebuilding operations of SK Builders for approximately $80 million in cash. SK Builders operates in and around Greenville, South Carolina. The assets acquired included approximately 160 homes in inventory, 260 lots and a sales order backlog of 110 homes. Through the acquisition, the Company also obtained control of approximately 1,320 additional lots through land purchase contracts.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard became effective for the Company’s annual periods beginning in fiscal 2026. The Company is currently evaluating the impact this standard will have on its disclosures.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

NOTE B – SEGMENT INFORMATION

The Company is a national homebuilder that is primarily engaged in the acquisition and development of land and the construction and sale of residential homes, with operations in 126 markets across 36 states. The Company’s operating segments are its homebuilding divisions, its rental operations, its majority-owned Forestar residential lot development operations, its financial services operations and its other business activities. The Company’s reporting segments are its homebuilding reporting segments, its rental operations segment, its Forestar lot development segment and its financial services segment. The accounting policies of the reporting segments are described throughout Note A in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2025.

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

Rental

The Company’s rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities, and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, the substantial majority of which are apartment communities.

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
December 31, 2025

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

	December 31, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,922.2	$123.1	$211.7	$228.8	$20.5	$2,506.3
Restricted cash	24.1	2.6	—	20.0	—	46.7
Inventories:
Construction in progress and finished homes	7,372.5	—	—	—	(101.8)	7,270.7
Residential land and lots — developed and under development	12,802.1	—	2,676.9	—	(266.1)	15,212.9
Land held for development	38.4	—	173.6	—	—	212.0
Land held for sale	26.4	—	—	—	—	26.4
Rental properties	—	2,892.4	—	—	(8.4)	2,884.0
	20,239.4	2,892.4	2,850.5	—	(376.3)	25,606.0
Mortgage loans held for sale	—	—	—	1,908.8	—	1,908.8
Deferred income taxes, net	108.6	(42.2)	—	—	(41.4)	25.0
Property and equipment, net	545.8	0.6	7.8	4.1	23.7	582.0
Other assets	3,430.2	47.0	106.6	183.5	34.0	3,801.3
Goodwill	134.3	—	—	—	29.2	163.5
	$26,404.6	$3,023.5	$3,176.6	$2,345.2	$(310.3)	$34,639.6
Liabilities
Accounts payable	$811.6	$229.2	$80.1	$0.2	$(95.1)	$1,026.0
Accrued expenses and other liabilities	3,146.5	29.1	516.3	284.4	(465.4)	3,510.9
Notes payable	3,165.1	760.0	793.2	829.0	—	5,547.3
	$7,123.2	$1,018.3	$1,389.6	$1,113.6	$(560.5)	$10,084.2
_______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

	Three Months Ended December 31, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$6,512.7	$—	$—	$—	$—	$6,512.7
Land/lot sales and other	16.2	—	273.0	—	(209.1)	80.1
Rental property sales	—	109.5	—	—	—	109.5
Financial services	—	—	—	184.6	—	184.6
	6,528.9	109.5	273.0	184.6	(209.1)	6,886.9
Cost of sales
Home sales (2)	5,181.9	—	—	—	(52.7)	5,129.2
Land/lot sales and other	13.4	—	217.2	—	(171.5)	59.1
Rental property sales	—	92.9	—	—	(0.2)	92.7
Inventory and land option charges	10.2	—	0.8	—	0.2	11.2
	5,205.5	92.9	218.0	—	(224.2)	5,292.2
Selling, general and administrative expense	632.5	46.9	36.5	145.0	4.2	865.1
Other (income) expense (3)	(17.2)	(30.5)	(2.3)	(18.4)	(0.1)	(68.5)
Income before income taxes	$708.1	$0.2	$20.8	$58.0	$11.0	$798.1
Summary Cash Flow Information
Depreciation and amortization	$25.6	$0.4	$0.9	$0.5	$0.3	$27.7
Cash provided by (used in) operating activities	$497.7	$(197.0)	$(157.0)	$731.5	$(21.2)	$854.0
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

	Three Months Ended December 31, 2024
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$7,146.0	$—	$—	$—	$—	$7,146.0
Land/lot sales and other	21.2	—	250.4	—	(204.7)	66.9
Rental property sales	—	217.8	—	—	—	217.8
Financial services	—	—	—	182.3	—	182.3
	7,167.2	217.8	250.4	182.3	(204.7)	7,613.0
Cost of sales
Home sales (2)	5,522.0	—	—	—	(53.3)	5,468.7
Land/lot sales and other	13.8	—	194.2	—	(169.9)	38.1
Rental property sales	—	179.4	—	—	—	179.4
Inventory and land option charges	11.8	3.6	1.2	—	—	16.6
	5,547.6	183.0	195.4	—	(223.2)	5,702.8
Selling, general and administrative expense	636.6	46.4	36.0	154.2	4.9	878.1
Other (income) expense (3)	(29.9)	(23.5)	(2.9)	(20.5)	(1.0)	(77.8)
Income before income taxes	$1,012.9	$11.9	$21.9	$48.6	$14.6	$1,109.9
Summary Cash Flow Information
Depreciation and amortization	$22.2	$0.5	$0.8	$0.4	$0.2	$24.1
Cash provided by (used in) operating activities	$552.0	$(283.3)	$(449.9)	$813.3	$14.6	$646.7
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
December 31, 2025

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

Homebuilding Results by Reporting Segment	Three Months Ended December 31, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$546.4	$889.9	$1,389.3	$1,452.3	$1,250.3	$984.5	$6,512.7
Land/lot sales and other	0.3	4.8	0.2	5.7	0.2	5.0	16.2
	546.7	894.7	1,389.5	1,458.0	1,250.5	989.5	6,528.9
Cost of sales
Home sales	436.0	720.5	1,084.0	1,172.1	994.5	774.8	5,181.9
Land/lot sales and other	0.3	3.9	—	4.8	—	4.4	13.4
Inventory and land option charges	0.1	0.7	1.7	1.9	4.8	1.0	10.2
	436.4	725.1	1,085.7	1,178.8	999.3	780.2	5,205.5
Selling, general and administrative expense	52.4	83.7	133.3	139.9	131.0	92.2	632.5
Other (income) expense	(1.4)	(2.7)	(2.9)	(4.1)	(3.3)	(2.8)	(17.2)
Income before income taxes	$59.3	$88.6	$173.4	$143.4	$123.5	$119.9	$708.1

Homebuilding Results by Reporting Segment	Three Months Ended December 31, 2024
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$533.1	$1,140.0	$1,486.4	$1,739.2	$1,308.5	$938.8	$7,146.0
Land/lot sales and other	0.1	0.1	0.5	10.6	6.0	3.9	21.2
	533.2	1,140.1	1,486.9	1,749.8	1,314.5	942.7	7,167.2
Cost of sales
Home sales	406.7	884.4	1,139.3	1,371.8	993.3	726.5	5,522.0
Land/lot sales and other	—	—	0.1	6.3	4.7	2.7	13.8
Inventory and land option charges	0.4	0.4	1.2	5.6	2.7	1.5	11.8
	407.1	884.8	1,140.6	1,383.7	1,000.7	730.7	5,547.6
Selling, general and administrative expense	52.5	91.0	132.2	149.3	125.1	86.5	636.6
Other (income) expense	(2.6)	(4.1)	(7.2)	(6.0)	(5.7)	(4.3)	(29.9)
Income before income taxes	$76.2	$168.4	$221.3	$222.8	$194.4	$129.8	$1,012.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

The Company’s total inventories are disaggregated into the individual reporting segments in the table below. Inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision makers.

Inventories by Reporting Segment	December 31, 2025	September 30, 2025
	(In millions)
Homebuilding
Northwest	$1,875.4	$1,891.8
Southwest	3,039.9	3,068.5
South Central	3,830.6	3,931.9
Southeast	3,998.7	4,061.8
East	4,457.9	4,397.7
North	2,694.3	2,637.6
Corporate and unallocated (1)	342.6	327.2
Total Homebuilding	20,239.4	20,316.5
Rental	2,892.4	2,710.4
Forestar	2,850.5	2,645.1
Eliminations and other (2)	(376.3)	(384.7)
Consolidated inventories	$25,606.0	$25,287.3
____________________________
(1)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.
(2)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of December 31, 2025, the Company determined that no communities were impaired, and no impairment charges were recorded during the three months ended December 31, 2025. There were $3.2 million of impairment charges recorded in the prior year quarter.

During the three months ended December 31, 2025, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $11.2 million compared to $13.4 million in the prior year quarter. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	December 31, 2025	September 30, 2025
	(In millions)
Homebuilding
Revolving credit facility	$—	$—
1.3% senior notes due 2026 (1)	599.1	598.8
1.4% senior notes due 2027 (1)	498.4	498.2
4.85% senior notes due 2030 (1)	495.7	495.5
5.0% senior notes due 2034 (1)	688.0	687.7
5.5% senior notes due 2035 (1)	693.7	693.6
Other notes	190.2	180.6
	3,165.1	3,154.4
Rental
Revolving credit facility	760.0	600.0

Forestar
Revolving credit facility	—	—
5.0% senior notes due 2028 (2)	298.8	298.7
6.5% senior notes due 2033 (2)	494.4	494.2
Other notes	—	9.9
	793.2	802.8
Financial Services
Mortgage repurchase facilities:
Committed facility	768.1	1,103.5
Uncommitted facility	60.9	304.8
	829.0	1,408.3
Total notes payable (3)	$5,547.3	$5,965.5
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $18.1 million and $18.9 million at December 31, 2025 and September 30, 2025, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.8 million and $7.2 million at December 31, 2025 and September 30, 2025, respectively.
(3)The fair value of notes payable at December 31, 2025 totaled $5.6 billion, of which $3.8 billion were measured using Level 2 inputs and $1.8 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2025 totaled $6.0 billion, of which $3.8 billion were measured using Level 2 inputs and $2.2 billion were measured using Level 3 inputs. The Level 2 inputs primarily relate to senior notes, and the Level 3 inputs primarily relate to the revolving credit and mortgage repurchase facilities and approximate carrying value due to their short-term nature and/or floating interest rate terms.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
Homebuilding

The Company has a $2.305 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Of the total commitments, $2.04 billion matures on December 18, 2029, and $265 million matures on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2025, there were no borrowings outstanding and $224.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.08 billion.

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

At December 31, 2025, the Company had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing the senior notes imposes restrictions on the creation of secured debt and liens.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

At December 31, 2025, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations. The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at December 31, 2025.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At December 31, 2025, there were $760 million of borrowings outstanding at a 5.5% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $290 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At December 31, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025

Forestar

Forestar has a $665 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. Of the total commitments, $600 million matures on December 18, 2029, and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2025, there were no borrowings outstanding and $57.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $607.6 million.

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

At December 31, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at December 31, 2025.

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

The committed mortgage repurchase facility has a total capacity of $1.4 billion and a maturity date of May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At December 31, 2025, DHI Mortgage had an obligation of $768.1 million under the committed mortgage repurchase facility at a 5.4% annual interest rate.

At December 31, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $60.9 million at a 5.0% annual interest rate.

At December 31, 2025, $1.87 billion of mortgage loans held for sale with a collateral value of $1.83 billion were pledged under the committed mortgage repurchase facility, and $75.6 million of mortgage loans held for sale with a collateral value of $73.0 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At December 31, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first three months of fiscal 2026 and fiscal 2025, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
	(In millions)
Capitalized interest, beginning of period	$438.7	$355.1
Interest incurred (1)	56.5	46.7
Interest charged to cost of sales	(31.3)	(30.3)
Capitalized interest, end of period	$463.9	$371.5
__________________
(1)    Interest incurred in the three months ended December 31, 2025 and 2024 includes (a) interest on the Company’s mortgage repurchase facilities of $4.8 million and $8.1 million, respectively; (b) Forestar interest of $12.5 million and $8.3 million, respectively; and (c) interest on the rental revolving credit facility of $9.2 million and $12.4 million, respectively.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At December 31, 2025, mortgage loans held for sale of $1.9 billion had an aggregate outstanding principal balance of $2.0 billion. At September 30, 2025, mortgage loans held for sale of $2.6 billion had an aggregate outstanding principal balance of $2.7 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the three months ended December 31, 2025 and 2024, mortgage loans originated totaled $4.87 billion and $5.15 billion, respectively, and mortgage loans sold totaled $5.53 billion and $5.74 billion, respectively. The Company had gains on sales of loans and servicing rights of $124.1 million during the three months ended December 31, 2025 compared to $120.1 million in the prior year period. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the three months ended December 31, 2025, approximately 68% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 22% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At December 31, 2025 and September 30, 2025, the Company had mortgage-backed securities (MBS) totaling $793.5 million and $677.5 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded a liability of $0.1 million and an asset of $1.9 million at December 31, 2025 and September 30, 2025, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At both December 31, 2025 and September 30, 2025, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $2.1 billion.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
NOTE G – INCOME TAXES

The Company’s income tax expense for the three months ended December 31, 2025 and 2024 was $196.7 million and $258.0 million, respectively. The effective tax rate was 24.6% for the three months ended December 31, 2025 compared to 23.2% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to federal energy efficient home tax credits. The effective tax rate for the three months ended December 31, 2024 also includes a tax benefit related to stock-based compensation.

The Company’s deferred tax assets, net of deferred tax liabilities, were $39.6 million at December 31, 2025 compared to $59.1 million at September 30, 2025. The Company has a valuation allowance of $14.6 million at December 31, 2025 and September 30, 2025 related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact the Company’s effective tax rate.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended December 31,
	2025	2024
	(In millions, except per share data)
Numerator:
Net income attributable to D.R. Horton, Inc.	$594.8	$844.9
Denominator:
Denominator for basic earnings per share — weighted average shares	292.3	321.5
Effect of dilutive securities:
Employee stock awards	1.0	1.8
Denominator for diluted earnings per share — adjusted weighted average shares	293.3	323.3
Basic net income per share attributable to D.R. Horton, Inc.	$2.03	$2.63
Diluted net income per share attributable to D.R. Horton, Inc.	$2.03	$2.61

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of the Company’s common stock. The authorization has no expiration date. During the three months ended December 31, 2025, the Company repurchased 4.4 million shares of its common stock at a total cost including commissions and excise taxes of $669.7 million. At December 31, 2025, there was $2.6 billion remaining on the repurchase authorization.

During the three months ended December 31, 2025, the Board of Directors approved a quarterly cash dividend of $0.45 per share totaling $131.5 million, which was paid on November 20, 2025 to stockholders of record on November 13, 2025. In January 2026, the Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on February 12, 2026 to stockholders of record on February 5, 2026.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During the three months ended December 31, 2025, there were no shares issued under the ATM program. At December 31, 2025, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

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

In October 2025, the Company granted 374,025 PSUs to its executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position compared to its peers in achieving each of the performance criteria and can range from 0% to 300% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2028. The grant date fair value of these equity awards was $157.79 per unit. Compensation expense related to this grant was $3.8 million in the three months ended December 31, 2025, based on an estimate of the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the three months ended December 31, 2025, the Company granted approximately 670,000 RSUs to approximately 1,600 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $143.05 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $11.8 million in the three months ended December 31, 2025, which included $8.1 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s equity awards was $37.6 million during the three months ended December 31, 2025 compared to $40.1 million during the three months ended December 31, 2024.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
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

Changes in the Company’s warranty liability during the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024
	(In millions)
Warranty liability, beginning of period	$566.2	$566.9
Warranties issued	39.1	44.0
Changes in liability for pre-existing warranties	(22.2)	(11.0)
Settlements made	(22.3)	(29.5)
Warranty liability, end of period	$560.8	$570.4

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $1.1 billion at both December 31, 2025 and September 30, 2025 and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 98% of these reserves related to construction defect matters at both December 31, 2025 and September 30, 2025. Expenses related to the Company’s legal contingencies were $27.7 million and $40.0 million in the three months ended December 31, 2025 and 2024, respectively.

Changes in the Company’s legal claims reserves during the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024
	(In millions)
Reserves for legal claims, beginning of period	$1,143.6	$949.6
Increase in reserves	23.3	5.8
Payments	(44.1)	(16.3)
Reserves for legal claims, end of period	$1,122.8	$939.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $159.3 million, $167.0 million and $120.0 million at December 31, 2025, September 30, 2025 and December 31, 2024, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At December 31, 2025, the Company had total deposits of $2.4 billion, consisting of cash deposits of $2.2 billion and promissory notes and surety bonds of $167.4 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $26.7 billion. Of these amounts, $203.8 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.0 billion. A limited number of the homebuilding land and lot purchase contracts at December 31, 2025, representing $79.4 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $79.4 million remaining purchase price subject to specific performance provisions, $28.8 million related to contracts between the homebuilding segment and Forestar.

During the three months ended December 31, 2025 and 2024, Forestar reimbursed the homebuilding segment $1.7 million and $10.0 million, respectively, for previously paid earnest money and $7.8 million and $4.2 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar.

Other Commitments

At December 31, 2025, the Company had outstanding surety bonds of $3.3 billion and letters of credit of $281.8 million to secure performance under various contracts. Of the total letters of credit, $224.4 million were issued under the homebuilding revolving credit facility and $57.4 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
December 31, 2025
NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025
	(In millions)
Earnest money and refundable deposits	$2,422.2	$2,362.9
Water rights and other water-related assets	332.1	333.0
Pledged reimbursements asset (1)	234.0	251.4
Insurance receivables	159.3	167.0
Other receivables	147.9	164.0
Prepaid assets	141.6	134.5
Contract assets - insurance agency commissions	130.9	127.9
Lease right of use assets	66.2	63.0
Margin deposits related to hedging instruments	3.6	47.9
Interest rate lock commitments	22.6	42.7
Mortgage servicing rights	48.2	27.1
Mortgage hedging instruments and commitments	11.3	0.6
Other	81.4	75.2
	$3,801.3	$3,797.2
The Company’s accrued expenses and other liabilities at December 31, 2025 and September 30, 2025 were as follows:

	December 31, 2025	September 30, 2025
	(In millions)
Reserves for legal claims	$1,122.8	$1,143.6
Employee compensation and related liabilities	535.2	598.7
Warranty liability	560.8	566.2
Inventory related accruals	483.7	497.3
Pledged reimbursements liability (1)	234.0	251.4
Accrued property taxes	51.8	82.7
Customer deposits	81.5	81.5
Lease liabilities	68.9	65.6
Accrued interest	39.1	60.5
Mortgage hedging instruments and commitments	—	34.1
Broker deposits related to hedging instruments	2.2	—
Federal and state income tax liabilities	193.5	19.0
Other	137.4	141.0
	$3,510.9	$3,541.6
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this quarterly report and with our annual report on Form 10-K for the fiscal year ended September 30, 2025. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those described in the “Forward-Looking Statements” section following this discussion.

BUSINESS

D.R. Horton, Inc. is the largest homebuilding company in the United States as measured by number of homes closed. We construct and sell homes through our operating divisions in 126 markets across 36 states. Our common stock is included in the S&P 500 Index and listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “DHI.” Unless the context otherwise requires, the terms “D.R. Horton,” the “Company,” “we” and “our” used herein refer to D.R. Horton, Inc., a Delaware corporation, and its predecessors and subsidiaries.

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Homebuilding is our core business and primarily includes the construction and sale of single-family homes with sales prices generally ranging from $250,000 to more than $1,000,000, with an average closing price of $365,500 during the three months ended December 31, 2025. Approximately 84% of our home sales revenue in the three months ended December 31, 2025 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes and duplexes.

We have closed more than 1.2 million homes during our 47-year history, and we have been the largest volume homebuilder in the United States every year since 2002. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

Our rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities, and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, the substantial majority of which are apartment communities.

At December 31, 2025, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and control a large portion of our land and lot position through land purchase contracts.

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

OVERVIEW

During the three months ended December 31, 2025, our number of homes closed and our home sales revenues decreased 7% and 9%, respectively, compared to the prior year period, and our consolidated revenues decreased 10% to $6.9 billion compared to $7.6 billion. Our pre-tax income was $798.1 million in the three months ended December 31, 2025 compared to $1.1 billion in the prior year period, and our pre-tax operating margin was 11.6% compared to 14.6%. Net income was $601.4 million in the three months ended December 31, 2025 compared to $851.9 million in the prior year period, and our diluted earnings per share were $2.03 compared to $2.61.

In the trailing twelve months ended December 31, 2025, our return on equity (ROE) was 13.7% compared to 19.1% in the prior year period, and our return on assets (ROA) was 9.4% compared to 13.4%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

During the first quarter, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment. Compared to the prior year quarter, our net sales orders were up 3%, the value of net sales orders was essentially flat, and home sales revenues decreased by 9%. Home sales gross margin decreased to 20.4% in the first quarter from the prior year quarter as we increased sales incentives, such as buydowns of mortgage rates for our homebuyers. We strive to remain well positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of demand in each of our local markets. We expect to maintain an elevated level of sales incentives to support demand and may increase them further, depending on market conditions and changes in mortgage interest rates.

We remain focused on our relationships with land developers across the country to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represented 75% of the lots owned and controlled at both December 31, 2025 and September 30, 2025 and 76% at December 31, 2024. We continue to prioritize the purchase of finished lots from Forestar and other land developers when possible. During the three months ended December 31, 2025, 67% of the homes we closed were on lots developed by either Forestar or a third party compared to 65% in the prior year period.

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
•Managing our inventory of homes under construction relative to demand in each of our markets, including starting construction on unsold homes to capture new home demand and actively controlling the number of unsold completed homes in inventory.
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

KEY RESULTS

Key financial results as of and for the three months ended December 31, 2025, as compared to the same period of 2024 unless otherwise indicated, were as follows:

Consolidated Results:
•Consolidated revenues decreased 10% to $6.9 billion compared to $7.6 billion.
•Consolidated pre-tax income decreased 28% to $798.1 million compared to $1.1 billion.
•Consolidated pre-tax income was 11.6% of consolidated revenues compared to 14.6%.
•Income tax expense was $196.7 million compared to $258.0 million, and our effective tax rate was 24.6% compared to 23.2%.
•Net income attributable to D.R. Horton decreased 30% to $594.8 million compared to $844.9 million.
•Net income attributable to D.R. Horton per diluted share decreased 22% to $2.03 compared to $2.61.
•Stockholders’ equity was $24.0 billion compared to $24.2 billion and $24.9 billion at September 30, 2025 and December 31, 2024, respectively.
•Book value per share increased to $82.60 compared to $82.15 and $78.53 at September 30, 2025 and December 31, 2024, respectively.
•Debt to total capital was 18.8% compared to 19.8% and 17.0% at September 30, 2025 and December 31, 2024, respectively. Net debt to total capital was 11.2% compared to 11.0% and 7.6% at September 30, 2025 and December 31, 2024, respectively.

Homebuilding:
•Homebuilding revenues decreased 9% to $6.5 billion compared to $7.2 billion.
•Homes closed decreased 7% to 17,818 homes, and the average closing price of those homes decreased 3% to $365,500.
•Net sales orders increased 3% to 18,300 homes, and the value of net sales orders was $6.7 billion in both periods.
•Sales order backlog increased 3% to 11,376 homes, and the value of sales order backlog was $4.3 billion in both periods.
•Home sales gross margin was 20.4% compared to 22.7%.
•Homebuilding SG&A expense was 9.7% of homebuilding revenues compared to 8.9%.
•Homebuilding pre-tax income decreased 30% to $708.1 million compared to $1.0 billion.
•Homebuilding pre-tax income was 10.8% of homebuilding revenues compared to 14.1%.
•Homebuilding cash and cash equivalents totaled $1.9 billion compared to $2.2 billion and $2.5 billion at September 30, 2025 and December 31, 2024, respectively.
•Homebuilding inventories totaled $20.2 billion compared to $20.3 billion and $20.7 billion at September 30, 2025 and December 31, 2024, respectively.
•Homes in inventory totaled 30,400 compared to 29,600 and 36,200 at September 30, 2025 and December 31, 2024, respectively.

•Owned lots totaled 145,500 compared to 147,000 and 154,400 at September 30, 2025 and December 31, 2024, respectively. Lots controlled through purchase contracts totaled 445,000 compared to 444,900 and 485,400 at September 30, 2025 and December 31, 2024, respectively.
•Homebuilding debt was $3.2 billion at both December 31, 2025 and September 30, 2025 compared to $2.4 billion at December 31, 2024.

Rental:
•Rental revenues were $109.5 million compared to $217.8 million.
•Single-family rental homes closed totaled 397 compared to 311.
•There were no multi-family rental units closed compared to 504.
•Rental pre-tax income was $0.2 million compared to $11.9 million.
•Rental inventory totaled $2.9 billion compared to $2.7 billion and $3.0 billion at September 30, 2025 and December 31, 2024, respectively.

Forestar:
•Forestar’s revenues increased 9% to $273.0 million compared to $250.4 million. Revenues in the current and prior year quarters included $183.7 million and $218.6 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 17% to 1,944 compared to 2,333. Lots sold to D.R. Horton totaled 1,627 compared to 2,112.
•Forestar’s revenue from tract acres sold was $29.3 million compared to no tract acres sold in the prior year quarter.
•Forestar’s pre-tax income was $20.8 million compared to $21.9 million.
•Forestar’s pre-tax income was 7.6% of revenues compared to 8.7%.
•Forestar’s cash and cash equivalents totaled $211.7 million compared to $379.2 million and $132.0 million at September 30, 2025 and December 31, 2024, respectively.
•Forestar’s inventories totaled $2.9 billion compared to $2.6 billion and $2.7 billion at September 30, 2025 and December 31, 2024, respectively.
•Forestar’s owned and controlled lots totaled 101,000 compared to 99,800 and 106,000 at September 30, 2025 and December 31, 2024, respectively. Of these lots, 40,700 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 40,400 and 43,800 at September 30, 2025 and December 31, 2024, respectively.
•Forestar’s debt was $793.2 million compared to $802.8 million and $806.8 million at September 30, 2025 and December 31, 2024, respectively.
•Forestar’s debt to total capital was 30.8% compared to 31.2% and 33.3% at September 30, 2025 and December 31, 2024, respectively. Forestar’s net debt to total capital was 24.6% compared to 19.3% and 29.5% at September 30, 2025 and December 31, 2024, respectively.

Financial Services:
•Financial services revenues increased 1% to $184.6 million compared to $182.3 million.
•Financial services pre-tax income was $58.0 million compared to $48.6 million.
•Financial services pre-tax income was 31.4% of financial services revenues compared to 26.7%.

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

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Cape Coral/Fort Myers	Iowa	Des Moines
Utah	Salt Lake City/Provo/Ogden		Deltona/Daytona Beach		Iowa City/Cedar Rapids
	St. George		Gainesville	Kansas/Missouri	Kansas City
Washington	Bremerton		Jacksonville	Kentucky	Louisville/Lexington
	Central Washington		Lakeland	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Palm Bay/Melbourne	Minnesota	Minneapolis/St. Paul
			Panama City	Nebraska	Omaha
	Southwest Region		Pensacola	New Jersey	Northern New Jersey
Arizona	Phoenix		Port St. Lucie		Southern New Jersey
	Tucson		Tallahassee	Ohio	Cincinnati/Dayton
California	Bakersfield		Tampa/Sarasota/Punta Gorda		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Chico/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta		Northern West Virginia
Nevada	Las Vegas		Augusta	Wisconsin	Southeast Wisconsin
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah/Brunswick
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three months ended December 31, 2025 and 2024.

	Net Sales Orders (1)
	Three Months Ended December 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	923	1,019	(9)%	$487.6	$533.7	(9)%	$528,300	$523,700	1%
Southwest	2,022	2,174	(7)%	966.2	1,049.5	(8)%	477,800	482,800	(1)%
South Central	4,931	4,559	8%	1,477.4	1,430.7	3%	299,600	313,800	(5)%
Southeast	4,237	4,422	(4)%	1,417.2	1,501.9	(6)%	334,500	339,600	(2)%
East	3,868	3,587	8%	1,335.1	1,239.4	8%	345,200	345,500	—%
North	2,319	2,076	12%	978.3	898.3	9%	421,900	432,700	(2)%
	18,300	17,837	3%	$6,661.8	$6,653.5	—%	$364,000	$373,000	(2)%

	Sales Order Cancellations
	Three Months Ended December 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2025	2024	2025	2024	2025	2024
Northwest	161	164	$95.1	$93.6	15%	14%
Southwest	430	370	211.9	182.7	18%	15%
South Central	998	991	318.9	321.9	17%	18%
Southeast	970	1,064	329.0	368.6	19%	19%
East	850	789	303.8	280.5	18%	18%
North	593	551	242.2	232.4	20%	21%
	4,002	3,929	$1,500.9	$1,479.7	18%	18%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders was $6.66 billion (18,300 homes) for the three months ended December 31, 2025 compared to $6.65 billion (17,837 homes) in the prior year period. The slight increase in value was attributable to a 3% increase in sales order volume, offset by a 2% decrease in the average selling price.

In regions where sales order volume increased, the markets contributing most to the increase were the Fort Worth and Houston markets in the South Central, the Myrtle Beach market in the East and the Pittsburgh and Richmond markets in the North. In regions where sales order volume decreased, the markets contributing most to the decrease were the Seattle and Salt Lake City markets in the Northwest, the Las Vegas market in the Southwest and the Florida markets (particularly Jacksonville) in the Southeast.

During the first quarter, new home demand continued to be impacted by ongoing affordability constraints and cautious consumer sentiment. We remain well positioned with affordable product offerings and a flexible lot supply and will continue to manage our home pricing, sales incentives and number of homes in inventory based on the level of new home demand in each of our local markets.

	Sales Order Backlog
	As of December 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	404	498	(19)%	$219.0	$284.8	(23)%	$542,100	$571,900	(5)%
Southwest	1,166	1,053	11%	562.6	533.1	6%	482,500	506,300	(5)%
South Central	2,738	2,577	6%	841.2	837.9	—%	307,200	325,100	(6)%
Southeast	2,259	2,486	(9)%	786.8	898.2	(12)%	348,300	361,300	(4)%
East	2,686	2,612	3%	968.6	943.2	3%	360,600	361,100	—%
North	2,123	1,777	19%	935.3	801.8	17%	440,600	451,200	(2)%
	11,376	11,003	3%	$4,313.5	$4,299.0	—%	$379,200	$390,700	(3)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended December 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Northwest	995	1,056	(6)%	$546.4	$533.1	2%	$549,100	$504,800	9%
Southwest	1,891	2,335	(19)%	889.9	1,140.0	(22)%	470,600	488,200	(4)%
South Central	4,628	4,736	(2)%	1,389.3	1,486.4	(7)%	300,200	313,900	(4)%
Southeast	4,383	5,031	(13)%	1,452.3	1,739.2	(16)%	331,300	345,700	(4)%
East	3,614	3,719	(3)%	1,250.3	1,308.5	(4)%	346,000	351,800	(2)%
North	2,307	2,182	6%	984.5	938.8	5%	426,700	430,200	(1)%
	17,818	19,059	(7)%	$6,512.7	$7,146.0	(9)%	$365,500	$374,900	(3)%

Home Sales Revenue

Revenues from home sales were $6.5 billion (17,818 homes closed) for the three months ended December 31, 2025 compared to $7.1 billion (19,059 homes closed) in the prior year period. The decrease in revenues was attributable to a 7% decrease in closings volume, along with a 3% decrease in the average selling price.

In regions where homes closed decreased, the markets contributing most to the decrease were the Salt Lake City market in the Northwest, the Las Vegas and California markets in the Southwest, the Houston market in the South Central, the Florida markets (particularly Jacksonville and Tampa) in the Southeast and the Knoxville and Myrtle Beach markets in the East. The Pittsburgh market contributed most to the increase in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended December 31,
	2025	2024
Gross profit – home sales	20.4%	22.7%
Gross profit – land/lot sales and other	17.3%	34.9%
Inventory and land option charges	(0.2)%	(0.2)%
Gross profit – total homebuilding	20.3%	22.6%
Selling, general and administrative expense	9.7%	8.9%
Other (income) expense	(0.3)%	(0.4)%
Homebuilding pre-tax income	10.8%	14.1%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.3 billion in the three months ended December 31, 2025 from $1.6 billion in the prior year period and decreased 230 basis points to 20.4% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 280 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes and 10 basis points due to an increase in the amortization of capitalized interest. These decreases were partially offset by an increase of 60 basis points due to the recovery of prior period warranty costs, as well as a decrease in warranty and construction defect costs incurred.

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

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $16.2 million and $21.2 million in the three months ended December 31, 2025 and 2024, respectively. We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of December 31, 2025, our homebuilding operations had $26.4 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were no impairments recorded in our homebuilding segment during the three months ended December 31, 2025 compared to $2.0 million in the prior year quarter.

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

During the three months ended December 31, 2025, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $10.2 million compared to $9.8 million in the prior year period.

Selling, General and Administrative (SG&A) Expense

Homebuilding SG&A expense decreased 1% to $632.5 million in the three months ended December 31, 2025 from $636.6 million in the prior year period. As a percentage of homebuilding revenues, SG&A expense increased to 9.7% in the three months ended December 31, 2025 from 8.9% in the prior year period, due to the decrease in homebuilding revenues.

Employee compensation and related costs were $474.8 million and $493.1 million in the three months ended December 31, 2025 and 2024, respectively, representing 75% and 77% of SG&A costs in those periods. Our homebuilding operations employed 9,723 and 10,168 people at December 31, 2025 and 2024, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 68% to $30.0 million in the three months ended December 31, 2025 compared to $17.9 million in the prior year period. The increase was primarily due to an increase in the weighted average interest rate of homebuilding debt outstanding as well as a 26% increase in the average amount of that debt. Interest charged to cost of sales was 0.5% of homebuilding cost of sales (excluding inventory and land option charges) in the three months ended December 31, 2025 compared to 0.4% in the prior year period.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $17.2 million in the three months ended December 31, 2025 compared to $29.9 million in the prior year period. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

Business Acquisition

In October 2025, we acquired the homebuilding operations of SK Builders for approximately $80 million in cash. SK Builders operates in and around Greenville, South Carolina. The assets acquired included approximately 160 homes in inventory, 260 lots and a sales order backlog of 110 homes. Through the acquisition, we also obtained control of approximately 1,320 additional lots through land purchase contracts.

Homebuilding Results by Reporting Region

	Three Months Ended December 31,
	2025			2024
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues
	(In millions)
Northwest	$546.7	$59.3	10.8%	$533.2	$76.2	14.3%
Southwest	894.7	88.6	9.9%	1,140.1	168.4	14.8%
South Central	1,389.5	173.4	12.5%	1,486.9	221.3	14.9%
Southeast	1,458.0	143.4	9.8%	1,749.8	222.8	12.7%
East	1,250.5	123.5	9.9%	1,314.5	194.4	14.8%
North	989.5	119.9	12.1%	942.7	129.8	13.8%
	$6,528.9	$708.1	10.8%	$7,167.2	$1,012.9	14.1%
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

Northwest Region — Homebuilding revenues increased 3% in the three months ended December 31, 2025 compared to the prior year period due to increases in the average selling price of homes closed in our Salt Lake City and Seattle markets. The region generated pre-tax income of $59.3 million in the three months ended December 31, 2025 compared to $76.2 million in the prior year period. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 350 basis points in the three months ended December 31, 2025 compared to the prior year period. The decrease was primarily due to the average cost of homes closed increasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the increase in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 22% in the three months ended December 31, 2025 compared to the prior year period, primarily due to a decrease in the number of homes closed, particularly in our Las Vegas and California markets. The region generated pre-tax income of $88.6 million in the three months ended December 31, 2025 compared to $168.4 million in the prior year period. Home sales gross profit percentage decreased by 340 basis points in the three months ended December 31, 2025 compared to the prior year period. The decrease was primarily due to the average selling price of homes closed decreasing while the average cost of those homes increased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 140 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 7% in the three months ended December 31, 2025 compared to the prior year period, primarily due to a decrease in the average selling price of homes closed in the majority of the region’s markets. The region generated pre-tax income of $173.4 million in the three months ended December 31, 2025 compared to $221.3 million in the prior year period. Home sales gross profit percentage decreased by 140 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes, partially offset by a recovery of prior period warranty costs in our San Antonio market. As a percentage of homebuilding revenues, SG&A expenses increased by 70 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

Southeast Region — Homebuilding revenues decreased 17% in the three months ended December 31, 2025 compared to the prior year period, primarily due to a decrease in the number of homes closed, particularly in our Jacksonville and Tampa markets. The region generated pre-tax income of $143.4 million in the three months ended December 31, 2025 compared to $222.8 million in the prior year period. Home sales gross profit percentage decreased by 180 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 110 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues decreased 5% in the three months ended December 31, 2025 compared to the prior year period, primarily due to a decrease in the number of homes closed, particularly in our Knoxville and Myrtle Beach markets. The region generated pre-tax income of $123.5 million in the three months ended December 31, 2025 compared to $194.4 million in the prior year period. Home sales gross profit percentage decreased by 360 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 100 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the decrease in homebuilding revenues.

North Region — Homebuilding revenues increased 5% in the three months ended December 31, 2025 compared to the prior year period, primarily due to an increase in the number of homes closed, particularly in our Pittsburgh market. The region generated pre-tax income of $119.9 million in the three months ended December 31, 2025 compared to $129.8 million in the prior year period. Home sales gross profit percentage decreased by 130 basis points in the three months ended December 31, 2025 compared to the prior year period, primarily due to the average cost of homes closed increasing, while the average selling price of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months ended December 31, 2025 compared to the prior year period.

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

Our homebuilding segment’s inventories at December 31, 2025 and September 30, 2025 are summarized as follows:

	December 31, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$601.2	$1,254.8	$16.4	$3.0	$1,875.4
Southwest	984.7	2,038.9	8.6	7.7	3,039.9
South Central	1,457.6	2,367.1	0.3	5.6	3,830.6
Southeast	1,470.8	2,505.7	12.6	9.6	3,998.7
East	1,512.4	2,945.5	—	—	4,457.9
North	1,217.4	1,476.7	—	0.2	2,694.3
Corporate and unallocated (1)	128.4	213.4	0.5	0.3	342.6
	$7,372.5	$12,802.1	$38.4	$26.4	$20,239.4

	September 30, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$647.4	$1,225.3	$16.2	$2.9	$1,891.8
Southwest	1,003.8	2,047.1	8.7	8.9	3,068.5
South Central	1,643.0	2,288.6	0.3	—	3,931.9
Southeast	1,537.8	2,502.3	12.6	9.1	4,061.8
East	1,561.4	2,836.3	—	—	4,397.7
North	1,222.8	1,414.6	—	0.2	2,637.6
Corporate and unallocated (1)	127.5	198.9	0.5	0.3	327.2
	$7,743.7	$12,513.1	$38.3	$21.4	$20,316.5
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at December 31, 2025 and September 30, 2025 are summarized as follows:

	December 31, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,900	17,700	29,600	1,700
Southwest	19,200	29,600	48,800	3,300
South Central	35,400	113,400	148,800	7,600
Southeast	30,900	110,400	141,300	6,500
East	31,600	112,900	144,500	6,600
North	16,500	61,000	77,500	4,700
	145,500	445,000	590,500	30,400
	25%	75%	100%

	September 30, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,200	17,100	29,300	1,700
Southwest	19,600	31,200	50,800	3,200
South Central	35,900	111,900	147,800	7,700
Southeast	31,500	113,600	145,100	6,300
East	31,500	111,100	142,600	6,300
North	16,300	60,000	76,300	4,400
	147,000	444,900	591,900	29,600
	25%	75%	100%
___________________

(1)Land/lots owned included approximately 81,200 and 78,400 owned lots that are fully developed and ready for home construction at December 31, 2025 and September 30, 2025, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at December 31, 2025 and September 30, 2025 was $26.7 billion and $26.0 billion, respectively, secured by earnest money deposits of $2.4 billion and $2.3 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at both December 31, 2025 and September 30, 2025 included $2.0 billion related to lot purchase contracts with Forestar, secured by $203.8 million and $200.2 million, respectively, of earnest money.
(3)Lots controlled at December 31, 2025 included approximately 40,700 lots owned by Forestar, 22,600 of which our homebuilding divisions had under contract to purchase and 18,100 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,400 lots were in our East region, 9,300 lots were in our Southeast region, 9,000 lots were in our South Central region, 6,800 lots were in our North region, 3,400 lots were in our Southwest region and 1,800 lots were in our Northwest region. Lots controlled at September 30, 2025 included approximately 40,400 lots owned by Forestar, 22,800 of which our homebuilding divisions had under contract to purchase and 17,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 20,000 and 19,600 of our homes in inventory were unsold at December 31, 2025 and September 30, 2025, respectively. At December 31, 2025, approximately 7,300 of our unsold homes were completed, of which approximately 900 homes had been completed for more than six months. At September 30, 2025, approximately 9,300 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 2,700 model homes at both December 31, 2025 and September 30, 2025.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities, and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three months ended December 31, 2025 and 2024.

	Rental Homes/Units Closed and Revenue
	Three Months Ended December 31,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Single-family	397	311	28%	$109.5	$88.1	24%	275,800	283,300	(3)%
Multi-family	—	504	N/A	—	129.7	N/A	—	257,300	N/A
	397	815	(51)%	$109.5	$217.8	(50)%	275,800	267,200	3%

	Three Months Ended December 31,
	2025	2024
	(In millions)
Revenues
Single-family rental	$109.5	$88.1
Multi-family rental and other	—	129.7
Total revenues	109.5	217.8
Cost of sales
Single-family rental	92.5	73.4
Multi-family rental and other	0.4	106.0
Inventory and land option charges	—	3.6
Total cost of sales	92.9	183.0
Selling, general and administrative expense	46.9	46.4
Other (income) expense	(30.5)	(23.5)
Income before income taxes	$0.2	$11.9

Rental Operating Margin Analysis

	Percentages of Rental Revenues
	Three Months Ended December 31,
	2025	2024
Gross profit — rental	15.2%	16.0%
Selling, general and administrative expense	42.8%	21.3%
Other (income) expense	(27.9)%	(10.8)%
Rental pre-tax income	0.2%	5.5%

Revenues from our rental operations decreased to $109.5 million during the three months ended December 31, 2025 from $217.8 million in the prior year period, and pre-tax income decreased to $0.2 million from $11.9 million. The decline in pre-tax income was due to a decrease in multi-family revenues in the current quarter due to no units closed.

At December 31, 2025, our rental property inventory of $2.9 billion included $355.8 million of single-family rental inventory and $2.5 billion of multi-family rental inventory. At September 30, 2025, our rental property inventory of $2.7 billion included $378.3 million of single-family rental inventory and $2.3 billion of multi-family rental inventory. Single-family rental homes and lots and multi-family rental units at December 31, 2025 and September 30, 2025 consisted of the following:

	Rental Inventory
	December 31, 2025	September 30, 2025
Single-family rental homes (1)	1,330	1,420
Single-family rental lots (2)	1,300	1,150
Multi-family rental units (3)	12,480	12,480
__________
(1)Single-family rental homes at December 31, 2025 consist of 380 homes under construction and 950 completed homes compared to 370 homes under construction and 1,050 completed homes at September 30, 2025.
(2)Single-family rental lots at December 31, 2025 consist of 440 undeveloped lots and 860 finished lots compared to 440 undeveloped lots and 710 finished lots at September 30, 2025.
(3)Multi-family rental units at December 31, 2025 consist of 3,530 units under construction and 8,950 units that were substantially complete and in the lease-up phase compared to 4,910 units under construction and 7,570 units that were substantially complete at September 30, 2025.

RESULTS OF OPERATIONS – FORESTAR

At December 31, 2025, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 64 markets across 23 states as of December 31, 2025. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
	2025	2024
	(In millions)
Total revenues	$273.0	$250.4
Cost of land/lot sales and other	217.2	194.2
Inventory and land option charges	0.8	1.2
Total cost of sales	218.0	195.4
Selling, general and administrative expense	36.5	36.0
Other (income) expense	(2.3)	(2.9)
Income before income taxes	$20.8	$21.9

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues for the three months ended December 31, 2025 and 2024 and lot position as of December 31, 2025 and September 30, 2025:

	Three Months Ended December 31,
	Lots Sold		Value (In millions)
	2025	2024	2025	2024
Residential lots sold
Lots sold to D.R. Horton	1,627	2,112	$183.7	$218.6
Total lots sold	1,944	2,333	$235.2	$247.4
Tract acres sold
Tract acres sold to D.R. Horton	—	—	$—	$—
Total tract acres sold	193	—	$29.3	$—

	December 31, 2025	September 30, 2025
Residential lots in inventory and under contract
Lots owned	65,600	65,100
Lots controlled through land purchase contracts	35,400	34,700
Total lots owned and controlled	101,000	99,800

Owned lots under contract to sell to D.R. Horton	22,600	22,800
Owned lots under contract to customers other than D.R. Horton	1,500	1,000
Total owned lots under contract	24,100	23,800

Owned lots subject to right of first offer with D.R. Horton	18,100	17,600
Owned lots fully developed	10,400	8,900

At December 31, 2025 and September 30, 2025, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.9 billion and $2.6 billion, respectively.

Forestar’s inventory and land option charges consisted of $0.8 million and $1.2 million of earnest money and pre-acquisition cost write-offs in the three months ended December 31, 2025 and 2024, respectively. No impairment charges were recorded in either period.

SG&A expense for both the three months ended December 31, 2025 and 2024 included charges of $1.8 million related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
	2025	2024	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	14,031	15,041	(7)%
Number of homes closed by D.R. Horton	17,818	19,059	(7)%
Percentage of D.R. Horton homes financed by DHI Mortgage	79%	79%
Total number of loans originated or brokered by DHI Mortgage	14,126	15,124	(7)%
Loans sold by DHI Mortgage to third parties	15,964	16,896	(6)%

	Three Months Ended December 31,
	2025	2024	% Change
	(In millions)
Loan origination and other fees	$17.7	$19.1	(7)%
Gains on sale of mortgage loans and mortgage servicing rights	124.1	120.1	3%
Servicing income	1.9	0.5	280%
Total mortgage operations revenues	143.7	139.7	3%
Title policy premiums	40.9	42.6	(4)%
Total revenues	184.6	182.3	1%
General and administrative expense	145.0	154.2	(6)%
Other (income) expense	(18.4)	(20.5)	(10)%
Financial services pre-tax income	$58.0	$48.6	19%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended December 31,
	2025	2024
General and administrative expense	78.5%	84.6%
Other (income) expense	(10.0)%	(11.2)%
Financial services pre-tax income	31.4%	26.7%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for substantially all of its total loan volume. In the three months ended December 31, 2025, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers decreased 7%, due to the 7% decrease in the number of homes closed by our homebuilding operations. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 79% in the three months ended December 31, 2025 and 2024. This reflects DHI Mortgage’s ongoing efforts to align their business with our homebuilding operations by offering competitive products and pricing.

The number of loans sold decreased 6% in the three months ended December 31, 2025 compared to the prior year period. Substantially all mortgage loans held for sale on December 31, 2025 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the three months ended December 31, 2025, approximately 68% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 22% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume decreased 7% in the three months ended December 31, 2025, while revenues from our mortgage operations increased 3% to $143.7 million from $139.7 million in the prior year period. Revenues from our title operations decreased 4% to $40.9 million in the three months ended December 31, 2025 from $42.6 million in the prior year period, primarily due to a decrease in transactions closed through our title operations.

General and administrative (G&A) expense related to our financial services operations decreased 6% to $145.0 million in the three months ended December 31, 2025 from $154.2 million in the prior year period. As a percentage of financial services revenues, G&A expense was 78.5% in the three months ended December 31, 2025 compared to 84.6% in the prior year period. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,894 and 3,114 people at December 31, 2025 and 2024, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 10% to $18.4 million in the three months ended December 31, 2025 from $20.5 million in the prior year period, primarily due to a decrease in interest income on our loan origination volume.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $8.2 million in the three months ended December 31, 2025 compared to $11.5 million in the prior year period.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three months ended December 31, 2025 was $798.1 million compared to $1.1 billion in the prior year period. The decrease was primarily due to a decrease in the pre-tax income of our homebuilding operations.

Income Taxes

Our income tax expense for the three months ended December 31, 2025 and 2024 was $196.7 million and $258.0 million, respectively. Our effective tax rate was 24.6% for the three months ended December 31, 2025 compared to 23.2% in the prior year period. The effective tax rates for both periods include an expense for state income taxes and tax benefits related to federal energy efficient home tax credits. The effective tax rate for the three months ended December 31, 2024 also includes a tax benefit related to stock-based compensation.

Our deferred tax assets, net of deferred tax liabilities, were $39.6 million at December 31, 2025 compared to $59.1 million at September 30, 2025. We have a valuation allowance of $14.6 million at December 31, 2025 and September 30, 2025 related to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Any reversal of the valuation allowance in future periods will impact our effective tax rate.

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

At December 31, 2025, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $5.6 billion. $1.6 billion was payable within 12 months, which includes $829.0 million outstanding under our mortgage repurchase facilities and $600 million principal amount of 1.3% homebuilding senior notes maturing in October 2026.

At December 31, 2025, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 18.8% compared to 19.8% at September 30, 2025 and 17.0% at December 31, 2024. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 11.2% at December 31, 2025 compared to 11.0% at September 30, 2025 and 7.6% at December 31, 2024. Over the long term, we intend to maintain our ratio of debt to total capital around 20%.

At December 31, 2025, we had outstanding letters of credit of $281.8 million and surety bonds of $3.3 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At December 31, 2025, cash and cash equivalents of our homebuilding segment totaled $1.9 billion.

Bank Credit Facility — We have a $2.305 billion senior unsecured homebuilding revolving credit facility with an uncommitted accordion feature that allows for an increase in its size to $3.0 billion, subject to certain conditions and availability of additional bank commitments. Of the total commitments, $2.04 billion matures on December 18, 2029, and $265 million matures on October 28, 2027. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2025, there were no borrowings outstanding and $224.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.08 billion.

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

Public Unsecured Debt — At December 31, 2025, we had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens.

Compliance and Guarantors — At December 31, 2025, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility and public debt obligations. Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. In April 2025, the Board authorized the repurchase of up to $5.0 billion of our common stock, replacing the previous authorization. During the three months ended December 31, 2025, we repurchased 4.4 million shares at a total cost including commissions and excise taxes of $669.7 million. At December 31, 2025, the full amount of the debt repurchase authorization was remaining, and $2.6 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $2.9 billion at December 31, 2025 compared to $2.7 billion at September 30, 2025 and $3.0 billion at December 31, 2024.

Cash and Cash Equivalents — At December 31, 2025, cash and cash equivalents of our rental segment totaled $123.1 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The maturity date of the facility is October 10, 2027. At December 31, 2025, there were $760 million of borrowings outstanding at a 5.5% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $290 million.

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

Compliance and Guarantors — At December 31, 2025, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility. The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

Forestar’s achievement of its long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At December 31, 2025, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 30.8% compared to 31.2% at September 30, 2025 and 33.3% at December 31, 2024. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 24.6% compared to 19.3% at September 30, 2025 and 29.5% at December 31, 2024.

Cash and Cash Equivalents — At December 31, 2025, Forestar had cash and cash equivalents of $211.7 million.

Bank Credit Facility — Forestar has a $665 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. Of the total commitments, $600 million matures on December 18, 2029, and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At December 31, 2025, there were no borrowings outstanding and $57.4 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $607.6 million.

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

Unsecured Debt — As of December 31, 2025, Forestar had $800 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, that mature from March 2028 through March 2033 and represent unsecured obligations of Forestar.

Compliance and Guarantors — At December 31, 2025, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at December 31, 2025, and the authorization has no expiration date.

Issuance of Common Stock — During the three months ended December 31, 2025, there were no shares issued under Forestar’s ATM program. At December 31, 2025, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At December 31, 2025, cash and cash equivalents of our financial services segment totaled $228.8 million.

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

The committed mortgage repurchase facility has a total capacity of $1.4 billion and a maturity date of May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At December 31, 2025, DHI Mortgage had an obligation of $768.1 million under the committed mortgage repurchase facility at a 5.4% annual interest rate.

At December 31, 2025, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $60.9 million at a 5.0% annual interest rate.

At December 31, 2025, $1.87 billion of mortgage loans held for sale with a collateral value of $1.83 billion were pledged under the committed mortgage repurchase facility, and $75.6 million of mortgage loans held for sale with a collateral value of $73.0 million were pledged under the uncommitted mortgage repurchase facility.

The mortgage repurchase facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity.

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

Compliance and Guarantors — At December 31, 2025, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

Operating Cash Flow Activities

In the three months ended December 31, 2025, net cash provided by operating activities was $854.0 million compared to $646.7 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $731.5 million and $497.7 million of cash provided by our financial services and homebuilding segments, respectively, partially offset by $197.0 million and $157.0 million of cash used in our rental and Forestar segments, respectively.

Cash provided by a decrease in construction in progress and finished home inventory was $398.8 million in the current year period, primarily reflecting a decrease in our completed homes in inventory in the current period. Cash used to increase residential land and lots was $489.1 million in the current year period compared to $1.2 billion in the prior year period.

Investing Cash Flow Activities

In the three months ended December 31, 2025, net cash used in investing activities was $116.2 million compared to $57.1 million in the prior year period. In the current year period, uses of cash included the payment of $82.1 million related to a business acquisition and purchases of property and equipment totaling $27.4 million. In the prior year period, uses of cash included the payment of $51.0 million related to a business acquisition and purchases of property and equipment totaling $13.3 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the three months ended December 31, 2025, net cash used in financing activities was $1.2 billion, consisting primarily of cash used to repurchase shares of our common stock of $649.2 million, net payments on our mortgage repurchase facilities of $579.3 million and payment of cash dividends totaling $131.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $160 million.

During the three months ended December 31, 2024, net cash used in financing activities was $2.1 billion, consisting primarily of cash used to repurchase shares of our common stock of $1.1 billion, net payments on our mortgage repurchase facilities of $746.9 million, repayment of $500 million principal amount of our 2.5% homebuilding senior notes at maturity and payment of cash dividends totaling $128.5 million. These uses of cash were partially offset by net borrowings on our rental revolving credit facility of $305 million and on Forestar’s revolving credit facility of $100 million.

During the three months ended December 31, 2025, our Board of Directors approved a quarterly cash dividend of $0.45 per share totaling $131.5 million, which was paid on November 20, 2025 to stockholders of record on November 13, 2025. Cash dividends of $0.40 per share were approved and paid in each quarter of fiscal 2025. In January 2026, our Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on February 12, 2026 to stockholders of record on February 5, 2026. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of December 31, 2025, D.R. Horton, Inc. had $3.0 billion principal amount of homebuilding senior notes outstanding due through October 2035 and no amounts outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	December 31, 2025	September 30, 2025
	(In millions)
Assets
Cash	$1,848.4	$2,140.3
Inventories	20,241.9	20,321.9
Amount due from Non-Guarantor Subsidiaries	1,441.4	1,540.0
Total assets	27,703.4	28,108.0
Liabilities & Stockholders’ Equity
Notes payable	$3,165.1	$3,154.4
Total liabilities	7,032.4	7,196.2
Stockholders’ equity	20,671.0	20,911.8

Summarized Statement of Operations Data	Three Months Ended December 31, 2025	Year Ended September 30, 2025
	(In millions)
Revenues	$6,468.2	$31,271.6
Cost of sales	5,156.9	24,646.7
Selling, general and administrative expense	616.3	2,565.9
Income before income taxes	710.8	4,130.0
Net income	535.2	3,154.8

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, and legal claims and insurance. Since September 30, 2025, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2025, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At December 31, 2025 and September 30, 2025, we had reserves for approximately 855 and 875 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2025, we were notified of approximately 95 new construction defect claims and resolved 115 construction defect claims for a total cost of $40.9 million. At December 31, 2024 and September 30, 2024, we had reserves for approximately 880 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the three months ended December 31, 2024, we were notified of approximately 120 new construction defect claims and resolved 65 construction defect claims for a total cost of $5.8 million.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additional information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in our annual report on Form 10-K for the fiscal year ended September 30, 2025, including the section entitled “Risk Factors,” which is filed with the SEC.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three months ended December 31, 2025 and 2024 was not significant, is recognized in current earnings. At December 31, 2025, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $3.5 billion. Uncommitted IRLCs totaled a notional amount of approximately $2.1 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $1.5 billion at December 31, 2025.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At December 31, 2025 and September 30, 2025, we had MBS totaling $793.5 million and $677.5 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $0.1 million and an asset of $1.9 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of December 31, 2025. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at December 31, 2025.

	Nine Months Ending September 30, 2026	Fiscal Year Ending September 30,							Fair Value at December 31, 2025
		2027	2028	2029	2030	2031	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$168.0	$604.7	$800.0	$17.5	$—	$500.0	$1,900.0	$3,990.2	$4,017.2
Average interest rate	4.7%	1.5%	3.0%	6.0%	—%	5.1%	5.8%	4.5%
Variable rate	$829.0	$—	$760.0	$—	$—	$—	$—	$1,589.0	$1,589.0
Average interest rate	5.4%	—%	5.5%	—%	—%	—%	—%	5.4%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $5.0 billion common stock repurchase authorization, which was approved by our Board of Directors in April 2025. The authorization has no expiration date. During the three months ended December 31, 2025, we repurchased 4.4 million shares of our common stock at a total cost including commissions and excise taxes of $669.7 million. At December 31, 2025, there was $2.6 billion remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
October 2025	1,764,930	$157.93	1,764,930	$3,005.3
November 2025	2,013,300	146.20	2,013,300	2,711.0
December 2025	632,079	152.96	632,079	2,614.3
Total	4,410,309	$151.86	4,410,309	$2,614.3

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in October and December 2025 included 1,389,930 shares and 257,079 shares, respectively, purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

D.R. HORTON, INC.
Date:	January 22, 2026	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	January 22, 2026	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)