Form 10-Q
period 2026-03-31
HORTON D R INC /DE/
filed 2026-04-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 16, 2026, there were 283,579,613 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	September 30, 2025
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$1,917.9	$2,985.4
Restricted cash	56.3	47.9
Total cash, cash equivalents and restricted cash	1,974.2	3,033.3
Inventories:
Construction in progress and finished homes	8,551.7	7,648.5
Residential land and lots — developed and under development	14,516.9	14,695.8
Land held for development	195.6	218.3
Land held for sale	39.1	21.4
Rental properties	3,000.5	2,703.3
Total inventory	26,303.8	25,287.3
Mortgage loans held for sale	2,680.8	2,566.5
Deferred tax asset, net	—	44.5
Property and equipment, net	593.1	578.9
Other assets	3,851.5	3,797.2
Goodwill	163.5	163.5
Total assets	$35,566.9	$35,471.2
LIABILITIES
Accounts payable	$1,323.5	$1,221.9
Deferred tax liability, net	8.4	—
Accrued expenses and other liabilities	3,472.2	3,541.6
Notes payable	6,563.8	5,965.5
Total liabilities	11,367.9	10,729.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 404,879,728 shares issued and 284,940,888 shares outstanding at March 31, 2026 and 404,031,443 shares issued and 294,475,153 shares outstanding at September 30, 2025	4.0	4.0
Additional paid-in capital	3,603.3	3,576.1
Retained earnings	32,022.9	31,041.4
Treasury stock, 119,938,840 shares and 109,556,290 shares at March 31, 2026 and September 30, 2025, respectively, at cost	(12,004.4)	(10,431.1)
Stockholders’ equity	23,625.8	24,190.4
Noncontrolling interests	573.2	551.8
Total equity	24,199.0	24,742.2
Total liabilities and equity	$35,566.9	$35,471.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions, except per share data) (Unaudited)
Revenues	$7,558.1	$7,734.0	$14,445.0	$15,347.0
Cost of sales	5,854.8	5,833.8	11,147.0	11,536.6
Selling, general and administrative expense	903.3	898.7	1,768.4	1,776.8
Other (income) expense	(67.4)	(65.6)	(135.8)	(143.4)
Income before income taxes	867.4	1,067.1	1,665.4	2,177.0
Income tax expense	209.4	248.0	406.0	506.0
Net income	658.0	819.1	1,259.4	1,671.0
Net income attributable to noncontrolling interests	10.1	8.7	16.7	15.7
Net income attributable to D.R. Horton, Inc.	$647.9	$810.4	$1,242.7	$1,655.3

Net income per share attributable to D.R. Horton, Inc.
Basic	$2.25	$2.59	$4.28	$5.22
Diluted	$2.24	$2.58	$4.27	$5.19

Weighted average shares outstanding
Basic	287.9	312.5	290.1	317.0
Diluted	289.0	314.0	291.2	318.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2025 (294,475,153 shares)	$4.0	$3,576.1	$31,041.4	$(10,431.1)	$551.8	$24,742.2
Net income	—	—	594.8	—	6.6	601.4
Stock issued under employee benefit plans (433,225 shares)	—	1.3	—	—	—	1.3
Cash paid for shares withheld for taxes	—	(29.7)	—	—	—	(29.7)
Stock-based compensation expense	—	41.4	—	—	—	41.4
Cash dividends declared ($0.45 per share)	—	—	(131.5)	—	—	(131.5)
Repurchases of common stock (4,410,309 shares)	—	—	—	(669.7)	—	(669.7)
Change of ownership interest in Forestar	—	(1.5)	—	—	1.5	—
Balances at December 31, 2025 (290,498,069 shares)	$4.0	$3,587.6	$31,504.7	$(11,100.8)	$559.9	$24,555.4
Net income	—	—	647.9	—	10.1	658.0
Stock issued under employee benefit plans (415,060 shares)	—	8.6	—	—	—	8.6
Cash paid for shares withheld for taxes	—	(24.7)	—	—	—	(24.7)
Stock-based compensation expense	—	34.6	—	—	—	34.6
Cash dividends declared ($0.45 per share)	—	—	(129.7)	—	—	(129.7)
Repurchases of common stock (5,972,241 shares)	—	—	—	(903.6)	—	(903.6)
Change of ownership interest in Forestar	—	(2.8)	—	—	3.2	0.4
Balances at March 31, 2026 (284,940,888 shares)	$4.0	$3,603.3	$32,022.9	$(12,004.4)	$573.2	$24,199.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	844.9	—	7.0	851.9
Stock issued under employee benefit plans (427,607 shares)	—	2.5	—	—	—	2.5
Cash paid for shares withheld for taxes	—	(27.6)	—	—	—	(27.6)
Stock-based compensation expense	—	43.0	—	—	—	43.0
Cash dividends declared ($0.40 per share)	—	—	(128.5)	—	—	(128.5)
Repurchases of common stock (6,802,767 shares)	—	—	—	(1,102.8)	—	(1,102.8)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at December 31, 2024 (317,652,200 shares)	$4.0	$3,508.2	$28,667.4	$(7,235.7)	$519.0	$25,462.9
Net income	—	—	810.4	—	8.7	819.1
Stock issued under employee benefit plans (633,434 shares)	—	8.4	—	—	—	8.4
Cash paid for shares withheld for taxes	—	(35.8)	—	—	—	(35.8)
Stock-based compensation expense	—	32.2	—	—	—	32.2
Cash dividends declared ($0.40 per share)	—	—	(125.5)	—	—	(125.5)
Repurchases of common stock (9,656,574 shares)	—	—	—	(1,303.1)	—	(1,303.1)
Change of ownership in Forestar	—	(3.4)	—	—	3.9	0.5
Balances at March 31, 2025 (308,629,060 shares)	$4.0	$3,509.6	$29,352.3	$(8,538.8)	$531.6	$24,858.7

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2026	2025
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$1,259.4	$1,671.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55.8	48.7
Stock-based compensation expense	76.0	75.2
Deferred income taxes	53.1	93.1
Inventory and land option charges	43.4	46.6
Changes in operating assets and liabilities:
(Increase) decrease in construction in progress and finished homes	(884.3)	229.8
Decrease (increase) in residential land and lots – developed, under development, held for development and held for sale	194.9	(1,588.9)
Increase in rental properties	(297.5)	(216.0)
Increase in other assets	(26.2)	(122.9)
(Increase) decrease in mortgage loans held for sale	(114.3)	22.5
Increase (decrease) in accounts payable, accrued expenses and other liabilities	81.2	(48.6)
Net cash provided by operating activities	441.5	210.5
INVESTING ACTIVITIES
Expenditures for property and equipment	(64.6)	(47.6)
Payments related to business acquisitions, net of cash acquired	(87.9)	(53.1)
Other investing activities	(7.9)	6.2
Net cash used in investing activities	(160.4)	(94.5)
FINANCING ACTIVITIES
Proceeds from notes payable	1,395.0	2,222.0
Repayment of notes payable	(891.8)	(1,566.1)
Borrowings (repayment) on mortgage repurchase facilities, net	69.9	(86.4)
Proceeds from stock associated with certain employee benefit plans	8.9	8.5
Cash paid for shares withheld for taxes	(54.4)	(63.4)
Cash dividends paid	(261.2)	(254.0)
Repurchases of common stock	(1,599.8)	(2,407.9)
Net other financing activities	(6.8)	5.4
Net cash used in financing activities	(1,340.2)	(2,141.9)
Net decrease in cash, cash equivalents and restricted cash	(1,059.1)	(2,025.9)
Cash, cash equivalents and restricted cash at beginning of period	3,033.3	4,544.0
Cash, cash equivalents and restricted cash at end of period	$1,974.2	$2,518.1

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Stock issued under employee incentive plans	$111.1	$143.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2026

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of March 31, 2026, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 or subsequent periods.

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
March 31, 2026

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

Rental

The Company’s rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, the substantial majority of which are apartment communities.

Forestar

The Forestar segment is a residential lot development company with operations in 64 markets across 24 states. The Company’s homebuilding divisions acquire finished lots from Forestar in accordance with the master supply agreement between the two companies. Forestar’s segment results are presented on their historical cost basis, consistent with the manner in which management evaluates segment performance.

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
March 31, 2026

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

	March 31, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,139.3	$142.5	$362.2	$242.4	$31.5	$1,917.9
Restricted cash	26.1	3.5	—	26.7	—	56.3
Inventories:
Construction in progress and finished homes	8,682.5	—	—	—	(130.8)	8,551.7
Residential land and lots — developed and under development	12,209.1	—	2,552.7	—	(244.9)	14,516.9
Land held for development	38.6	—	157.0	—	—	195.6
Land held for sale	39.1	—	—	—	—	39.1
Rental properties	—	3,011.1	—	—	(10.6)	3,000.5
	20,969.3	3,011.1	2,709.7	—	(386.3)	26,303.8
Mortgage loans held for sale	—	—	—	2,680.8	—	2,680.8
Deferred tax asset, net	70.8	(42.2)	—	—	(28.6)	—
Property and equipment, net	557.1	0.6	7.7	4.2	23.5	593.1
Other assets	3,553.5	51.7	93.0	177.7	(24.4)	3,851.5
Goodwill	134.3	—	—	—	29.2	163.5
	$26,450.4	$3,167.2	$3,172.6	$3,131.8	$(355.1)	$35,566.9
Liabilities
Accounts payable	$1,153.4	$203.3	$73.3	$0.4	$(106.9)	$1,323.5
Deferred tax liability, net	—	—	84.3	—	(75.9)	8.4
Accrued expenses and other liabilities	3,038.7	41.2	401.6	414.2	(423.5)	3,472.2
Notes payable	3,427.1	865.0	793.5	1,478.2	—	6,563.8
	$7,619.2	$1,109.5	$1,352.7	$1,892.8	$(606.3)	$11,367.9
_______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

	September 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$2,210.5	$140.8	$379.2	$244.5	$10.4	$2,985.4
Restricted cash	25.5	2.5	—	19.9	—	47.9
Inventories:
Construction in progress and finished homes	7,743.7	—	—	—	(95.2)	7,648.5
Residential land and lots — developed and under development	12,513.1	—	2,465.1	—	(282.4)	14,695.8
Land held for development	38.3	—	180.0	—	—	218.3
Land held for sale	21.4	—	—	—	—	21.4
Rental properties	—	2,710.4	—	—	(7.1)	2,703.3
	20,316.5	2,710.4	2,645.1	—	(384.7)	25,287.3
Mortgage loans held for sale	—	—	—	2,566.5	—	2,566.5
Deferred tax asset, net	125.7	(42.2)	—	—	(39.0)	44.5
Property and equipment, net	543.0	0.6	8.1	4.3	22.9	578.9
Other assets	3,344.1	38.9	104.6	220.6	89.0	3,797.2
Goodwill	134.3	—	—	—	29.2	163.5
	$26,699.6	$2,851.0	$3,137.0	$3,055.8	$(272.2)	$35,471.2
Liabilities
Accounts payable	$1,016.8	$230.6	$71.0	$0.7	$(97.2)	$1,221.9
Accrued expenses and other liabilities	3,122.1	34.7	494.3	294.7	(404.2)	3,541.6
Notes payable	3,154.4	600.0	802.8	1,408.3	—	5,965.5
	$7,293.3	$865.3	$1,368.1	$1,703.7	$(501.4)	$10,729.0
_______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

	Three Months Ended March 31, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$7,045.5	$—	$—	$—	$—	$7,045.5
Land/lot sales and other	17.7	—	374.3	—	(284.0)	108.0
Rental property sales	—	211.8	—	—	—	211.8
Financial services	—	—	—	192.8	—	192.8
	7,063.2	211.8	374.3	192.8	(284.0)	7,558.1
Cost of sales
Home sales (2)	5,628.7	—	—	—	(63.5)	5,565.2
Land/lot sales and other	13.3	—	287.8	—	(226.1)	75.0
Rental property sales	—	182.9	—	—	(0.4)	182.5
Inventory and land option charges	25.5	0.3	6.3	—	—	32.1
	5,667.5	183.2	294.1	—	(290.0)	5,854.8
Selling, general and administrative expense	648.9	52.0	37.9	159.8	4.7	903.3
Other (income) expense (3)	(11.1)	(35.7)	(1.6)	(18.7)	(0.3)	(67.4)
Income before income taxes	$757.9	$12.3	$43.9	$51.7	$1.6	$867.4
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

	Six Months Ended March 31, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$13,558.2	$—	$—	$—	$—	$13,558.2
Land/lot sales and other	33.9	—	647.3	—	(493.1)	188.1
Rental property sales	—	321.3	—	—	—	321.3
Financial services	—	—	—	377.4	—	377.4
	13,592.1	321.3	647.3	377.4	(493.1)	14,445.0
Cost of sales
Home sales (2)	10,810.6	—	—	—	(116.1)	10,694.5
Land/lot sales and other	26.7	—	505.0	—	(397.7)	134.0
Rental property sales	—	275.7	—	—	(0.6)	275.1
Inventory and land option charges	35.7	0.4	7.1	—	0.2	43.4
	10,873.0	276.1	512.1	—	(514.2)	11,147.0
Selling, general and administrative expense	1,281.4	98.9	74.3	304.8	9.0	1,768.4
Other (income) expense (3)	(28.3)	(66.2)	(3.9)	(37.1)	(0.3)	(135.8)
Income before income taxes	$1,466.0	$12.5	$64.8	$109.7	$12.4	$1,665.4
Summary Cash Flow Information
Depreciation and amortization	$51.9	$0.8	$1.6	$1.0	$0.5	$55.8
Cash provided by (used in) operating activities	$618.8	$(321.0)	$(5.1)	$136.6	$12.2	$441.5
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

	Three Months Ended March 31, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$7,180.9	$—	$—	$—	$—	$7,180.9
Land/lot sales and other	22.0	—	351.0	—	(269.4)	103.6
Rental property sales	—	236.6	—	—	—	236.6
Financial services	—	—	—	212.9	—	212.9
	7,202.9	236.6	351.0	212.9	(269.4)	7,734.0
Cost of sales
Home sales (2)	5,614.7	—	—	—	(49.8)	5,564.9
Land/lot sales and other	3.0	—	270.9	—	(217.8)	56.1
Rental property sales	—	182.8	—	—	—	182.8
Inventory and land option charges	29.4	0.3	0.9	—	(0.6)	30.0
	5,647.1	183.1	271.8	—	(268.2)	5,833.8
Selling, general and administrative expense	637.8	58.0	38.4	160.3	4.2	898.7
Other (income) expense (3)	(17.0)	(27.3)	0.1	(20.4)	(1.0)	(65.6)
Income before income taxes	$935.0	$22.8	$40.7	$73.0	$(4.4)	$1,067.1
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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

	Six Months Ended March 31, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$14,327.0	$—	$—	$—	$—	$14,327.0
Land/lot sales and other	43.2	—	601.3	—	(474.0)	170.5
Rental property sales	—	454.3	—	—	—	454.3
Financial services	—	—	—	395.2	—	395.2
	14,370.2	454.3	601.3	395.2	(474.0)	15,347.0
Cost of sales
Home sales (2)	11,136.7	—	—	—	(103.1)	11,033.6
Land/lot sales and other	16.7	—	465.2	—	(387.7)	94.2
Rental property sales	—	362.2	—	—	—	362.2
Inventory and land option charges	41.3	3.9	2.0	—	(0.6)	46.6
	11,194.7	366.1	467.2	—	(491.4)	11,536.6
Selling, general and administrative expense	1,274.5	104.3	74.3	314.5	9.2	1,776.8
Other (income) expense (3)	(46.9)	(50.8)	(2.8)	(40.9)	(2.0)	(143.4)
Income before income taxes	$1,947.9	$34.7	$62.6	$121.6	$10.2	$2,177.0
Summary Cash Flow Information
Depreciation and amortization	$44.8	$1.0	$1.7	$0.9	$0.3	$48.7
Cash provided by (used in) operating activities	$876.0	$(381.6)	$(469.8)	$197.2	$(11.3)	$210.5
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
March 31, 2026

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

Homebuilding Results by Reporting Segment	Three Months Ended March 31, 2026
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$539.6	$1,025.1	$1,511.4	$1,552.3	$1,381.9	$1,035.2	$7,045.5
Land/lot sales and other	0.1	10.1	0.3	6.2	—	1.0	17.7
	539.7	1,035.2	1,511.7	1,558.5	1,381.9	1,036.2	7,063.2
Cost of sales
Home sales	432.0	822.9	1,195.9	1,245.0	1,114.4	818.5	5,628.7
Land/lot sales and other	(0.2)	8.4	—	5.0	—	0.1	13.3
Inventory and land option charges	0.5	3.4	14.1	4.4	1.9	1.2	25.5
	432.3	834.7	1,210.0	1,254.4	1,116.3	819.8	5,667.5
Selling, general and administrative expense	53.7	88.1	137.4	141.4	132.8	95.5	648.9
Other (income) expense	(0.9)	(1.8)	(2.0)	(2.7)	(2.0)	(1.7)	(11.1)
Income before income taxes	$54.6	$114.2	$166.3	$165.4	$134.8	$122.6	$757.9

	Six Months Ended March 31, 2026
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$1,086.0	$1,915.0	$2,900.7	$3,004.6	$2,632.2	$2,019.7	$13,558.2
Land/lot sales and other	0.4	14.9	0.5	11.9	0.2	6.0	33.9
	1,086.4	1,929.9	2,901.2	3,016.5	2,632.4	2,025.7	13,592.1
Cost of sales
Home sales	868.0	1,543.4	2,279.9	2,417.1	2,108.9	1,593.3	10,810.6
Land/lot sales and other	0.1	12.3	—	9.8	—	4.5	26.7
Inventory and land option charges	0.6	4.1	15.8	6.3	6.7	2.2	35.7
	868.7	1,559.8	2,295.7	2,433.2	2,115.6	1,600.0	10,873.0
Selling, general and administrative expense	106.1	171.8	270.7	281.3	263.8	187.7	1,281.4
Other (income) expense	(2.3)	(4.5)	(4.9)	(6.8)	(5.3)	(4.5)	(28.3)
Income before income taxes	$113.9	$202.8	$339.7	$308.8	$258.3	$242.5	$1,466.0

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

Homebuilding Results by Reporting Segment	Three Months Ended March 31, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$660.4	$1,063.6	$1,530.0	$1,593.0	$1,359.8	$974.1	$7,180.9
Land/lot sales and other	—	0.1	0.7	20.8	0.2	0.2	22.0
	660.4	1,063.7	1,530.7	1,613.8	1,360.0	974.3	7,202.9
Cost of sales
Home sales	508.5	845.2	1,192.9	1,256.1	1,056.0	756.0	5,614.7
Land/lot sales and other	—	—	0.2	2.8	—	—	3.0
Inventory and land option charges	2.6	5.9	4.4	7.3	8.0	1.2	29.4
	511.1	851.1	1,197.5	1,266.2	1,064.0	757.2	5,647.1
Selling, general and administrative expense	57.2	92.1	128.2	140.4	127.0	92.9	637.8
Other (income) expense	(1.6)	(2.8)	(3.4)	(4.1)	(2.8)	(2.3)	(17.0)
Income before income taxes	$93.7	$123.3	$208.4	$211.3	$171.8	$126.5	$935.0

	Six Months Ended March 31, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$1,193.5	$2,203.6	$3,016.5	$3,332.2	$2,668.3	$1,912.9	$14,327.0
Land/lot sales and other	0.1	0.2	1.1	31.4	6.3	4.1	43.2
	1,193.6	2,203.8	3,017.6	3,363.6	2,674.6	1,917.0	14,370.2
Cost of sales
Home sales	915.1	1,729.6	2,332.1	2,627.9	2,049.3	1,482.7	11,136.7
Land/lot sales and other	—	—	0.4	9.0	4.7	2.6	16.7
Inventory and land option charges	3.1	6.3	5.6	12.9	10.7	2.7	41.3
	918.2	1,735.9	2,338.1	2,649.8	2,064.7	1,488.0	11,194.7
Selling, general and administrative expense	109.8	183.2	260.3	289.7	252.1	179.4	1,274.5
Other (income) expense	(4.3)	(7.0)	(10.5)	(10.0)	(8.4)	(6.7)	(46.9)
Income before income taxes	$169.9	$291.7	$429.7	$434.1	$366.2	$256.3	$1,947.9

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

The Company’s total inventories are disaggregated into the individual reporting segments in the table below. Inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision makers.

Inventories by Reporting Segment	March 31, 2026	September 30, 2025
	(In millions)
Homebuilding
Northwest	$1,947.5	$1,891.8
Southwest	3,055.9	3,068.5
South Central	4,033.7	3,931.9
Southeast	4,189.9	4,061.8
East	4,599.3	4,397.7
North	2,783.7	2,637.6
Corporate and unallocated (1)	359.3	327.2
Total Homebuilding	20,969.3	20,316.5
Rental	3,011.1	2,710.4
Forestar	2,709.7	2,645.1
Eliminations and other (2)	(386.3)	(384.7)
Consolidated inventories	$26,303.8	$25,287.3
____________________________
(1)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.
(2)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of March 31, 2026, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $33.1 million were impaired on a non-recurring basis using Level 3 inputs. As a result, impairment charges of $3.0 million were recorded during the three and six months ended March 31, 2026 to reduce the carrying value of the related inventories to fair value. There were $5.4 million and $8.6 million of impairment charges recorded in the three and six months ended March 31, 2025, respectively.

During the three and six months ended March 31, 2026, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $29.1 million and $40.4 million, respectively, compared to $24.6 million and $38.0 million in the prior year periods. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	March 31, 2026	September 30, 2025
	(In millions)
Homebuilding
Revolving credit facility	$250.0	$—
1.3% senior notes due 2026 (1)	599.4	598.8
1.4% senior notes due 2027 (1)	498.6	498.2
4.85% senior notes due 2030 (1)	495.9	495.5
5.0% senior notes due 2034 (1)	688.3	687.7
5.5% senior notes due 2035 (1)	693.8	693.6
Other notes	201.1	180.6
	3,427.1	3,154.4
Rental
Revolving credit facility	865.0	600.0

Forestar
Revolving credit facility	—	—
5.0% senior notes due 2028 (2)	298.9	298.7
6.5% senior notes due 2033 (2)	494.6	494.2
Other notes	—	9.9
	793.5	802.8
Financial Services
Mortgage repurchase facilities:
Committed facility	1,062.1	1,103.5
Uncommitted facility	416.1	304.8
	1,478.2	1,408.3
Total notes payable (3)	$6,563.8	$5,965.5
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $17.2 million and $18.9 million at March 31, 2026 and September 30, 2025, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.5 million and $7.2 million at March 31, 2026 and September 30, 2025, respectively.
(3)The fair value of notes payable at March 31, 2026 totaled $6.6 billion, of which $3.8 billion were measured using Level 2 inputs and $2.8 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2025 totaled $6.0 billion, of which $3.8 billion were measured using Level 2 inputs and $2.2 billion were measured using Level 3 inputs. The Level 2 inputs primarily relate to senior notes, and the Level 3 inputs primarily relate to the revolving credit and mortgage repurchase facilities and approximate carrying value due to their short-term nature and/or floating interest rate terms.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
Homebuilding

The Company has a senior unsecured homebuilding revolving credit facility that was amended in March 2026 to increase its capacity from $2.305 billion to $3.295 billion. The amendment also extended the maturity dates of the facility. Of the total commitments, $265 million matures on October 28, 2027, $1,012.5 million matures on March 27, 2029 and $2,017.5 million matures on March 27, 2031. The facility has an uncommitted accordion feature that allows for an increase in its size to $4.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2026, there were $250 million of borrowings outstanding at a 4.5% annual interest rate and $219.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.825 billion.

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

At March 31, 2026, the Company had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing the senior notes imposes restrictions on the creation of secured debt and liens.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

At March 31, 2026, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations. The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at March 31, 2026.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The facility was amended in March 2026 to extend its maturity date to March 27, 2030. At March 31, 2026, there were $865 million of borrowings outstanding at a 5.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $185 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At March 31, 2026, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

Forestar

Forestar has a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $650 million matures on December 18, 2029, and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2026, there were no borrowings outstanding and $42.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $672.1 million.

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

At March 31, 2026, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at March 31, 2026.

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

The committed mortgage repurchase facility has a total capacity of $1.4 billion and a maturity date of May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At March 31, 2026, DHI Mortgage had an obligation of $1.1 billion under the committed mortgage repurchase facility at a 5.4% annual interest rate.

At March 31, 2026, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $416.1 million at a 4.9% annual interest rate.

At March 31, 2026, $2.31 billion of mortgage loans held for sale with a collateral value of $2.26 billion were pledged under the committed mortgage repurchase facility, and $464.6 million of mortgage loans held for sale with a collateral value of $430.7 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At March 31, 2026, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first six months of fiscal 2026 and fiscal 2025, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Capitalized interest, beginning of period	$463.9	$371.5	$438.7	$355.1
Interest incurred (1)	60.0	55.2	116.5	101.9
Interest charged to cost of sales	(38.1)	(32.2)	(69.4)	(62.5)
Capitalized interest, end of period	$485.8	$394.5	$485.8	$394.5
__________________
(1)    Interest incurred includes (a) interest on the Company’s mortgage repurchase facilities of $4.2 million and $8.9 million in the three and six months ended March 31, 2026, respectively, and $7.4 million and $15.5 million in the prior year periods; (b) Forestar interest of $12.4 million and $25.0 million in the three and six months ended March 31, 2026, respectively, and $10.6 million and $18.8 million in the prior year periods; and (c) interest on the rental revolving credit facility of $10.3 million and $19.4 million in the three and six months ended March 31, 2026, respectively, and $16.4 million and $28.8 million in the prior year periods.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At March 31, 2026, mortgage loans held for sale of $2.7 billion had an aggregate outstanding principal balance of $2.8 billion. At September 30, 2025, mortgage loans held for sale of $2.6 billion had an aggregate outstanding principal balance of $2.7 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the six months ended March 31, 2026 and 2025, mortgage loans originated totaled $10.3 billion and $10.5 billion, respectively, and mortgage loans sold totaled $10.2 billion and $10.5 billion, respectively. The Company had gains on sales of loans and servicing rights of $127.8 million and $251.8 million during the three and six months ended March 31, 2026, respectively, compared to $151.1 million and $271.1 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the six months ended March 31, 2026, approximately 72% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 19% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At March 31, 2026 and September 30, 2025, the Company had mortgage-backed securities (MBS) totaling $1.1 billion and $677.5 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded a liability of $0.1 million and an asset of $1.9 million at March 31, 2026 and September 30, 2025, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At March 31, 2026 and September 30, 2025, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $3.4 billion and $2.1 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and six months ended March 31, 2026 was $209.4 million and $406.0 million, respectively, compared to $248.0 million and $506.0 million in the prior year periods. The effective tax rate was 24.1% and 24.4% for the three and six months ended March 31, 2026, respectively, compared to 23.2% in both prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

At March 31, 2026, the Company had deferred tax liabilities, net of deferred tax assets, of $8.4 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. At September 30, 2025, the Company had deferred tax assets, net of deferred tax liabilities, of $44.5 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. The valuation allowance for both periods relates to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Reversal of any portion of the valuation allowance in future periods would impact the Company’s effective tax rate.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions, except per share data)
Numerator:
Net income attributable to D.R. Horton, Inc.	$647.9	$810.4	$1,242.7	$1,655.3
Denominator:
Denominator for basic earnings per share — weighted average shares	287.9	312.5	290.1	317.0
Effect of dilutive securities:
Employee stock awards	1.1	1.5	1.1	1.7
Denominator for diluted earnings per share — adjusted weighted average shares	289.0	314.0	291.2	318.7
Basic net income per share attributable to D.R. Horton, Inc.	$2.25	$2.59	$4.28	$5.22
Diluted net income per share attributable to D.R. Horton, Inc.	$2.24	$2.58	$4.27	$5.19

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of the Company’s common stock. The authorization has no expiration date. During the six months ended March 31, 2026, the Company repurchased 10.4 million shares of its common stock at a total cost including commissions and excise taxes of $1.6 billion. At March 31, 2026, there was $1.7 billion remaining on the repurchase authorization.

During each of the first two quarters of fiscal 2026, the Board of Directors approved a quarterly cash dividend of $0.45 per share, the most recent of which was paid on February 12, 2026 to stockholders of record on February 5, 2026. Cash dividends declared and paid in the three and six months ended March 31, 2026 totaled $129.7 million and $261.2 million, respectively. In April 2026, the Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on May 14, 2026 to stockholders of record on May 7, 2026.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During the six months ended March 31, 2026, there were no shares issued under the ATM program. At March 31, 2026, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

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

In October 2025, the Company granted 374,025 PSUs to its executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position compared to its peers in achieving each of the performance criteria and can range from 0% to 300% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2028. The grant date fair value of these equity awards was $157.79 per unit. Compensation expense related to this grant was $5.1 million and $8.9 million in the three and six months ended March 31, 2026, respectively, based on an estimate of the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the six months ended March 31, 2026, the Company granted approximately 670,000 RSUs to approximately 1,600 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $143.05 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $5.0 million and $16.8 million in the three and six months ended March 31, 2026, respectively. Compensation expense in the six month period included $8.1 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s equity awards was $31.9 million and $69.5 million during the three and six months ended March 31, 2026, respectively, compared to $29.8 million and $69.8 million during the three and six months ended March 31, 2025.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
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

Changes in the Company’s warranty liability during the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Warranty liability, beginning of period	$560.8	$570.4	$566.2	$566.9
Warranties issued	40.7	43.0	79.9	87.0
Changes in liability for pre-existing warranties	(37.4)	(27.0)	(59.6)	(38.0)
Settlements made	(17.6)	(29.1)	(40.0)	(58.6)
Warranty liability, end of period	$546.5	$557.3	$546.5	$557.3

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $1.1 billion at both March 31, 2026 and September 30, 2025 and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% and 98% of these reserves related to construction defect matters at March 31, 2026 and September 30, 2025, respectively. Expenses related to the Company’s legal contingencies were $58.0 million and $97.3 million in the six months ended March 31, 2026 and 2025, respectively.

Changes in the Company’s legal claims reserves during the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Reserves for legal claims, beginning of period	$1,122.8	$939.1	$1,143.6	$949.6
Increase in reserves	27.0	66.7	50.3	72.5
Payments	(13.1)	(14.5)	(57.2)	(30.8)
Reserves for legal claims, end of period	$1,136.7	$991.3	$1,136.7	$991.3

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $152.3 million, $167.0 million and $126.7 million at March 31, 2026, September 30, 2025 and March 31, 2025, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At March 31, 2026, the Company had total deposits of $2.5 billion, consisting of cash deposits of $2.3 billion and promissory notes and surety bonds of $180.1 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $26.7 billion. Of these amounts, $211.9 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.1 billion. A limited number of the homebuilding land and lot purchase contracts at March 31, 2026, representing $76.8 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $76.8 million remaining purchase price subject to specific performance provisions, $26.1 million related to contracts between the homebuilding segment and Forestar.

During the three and six months ended March 31, 2026, Forestar reimbursed the homebuilding segment $1.8 million and $3.5 million, respectively, for previously paid earnest money and $12.2 million and $20.1 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and six months ended March 31, 2025, Forestar reimbursed the homebuilding segment $4.6 million and $14.6 million, respectively, for previously paid earnest money and $4.0 million and $8.2 million, respectively, for such pre-acquisition and due diligence costs.

Other Commitments

At March 31, 2026, the Company had outstanding surety bonds of $3.3 billion and letters of credit of $262.7 million to secure performance under various contracts. Of the total letters of credit, $219.8 million were issued under the homebuilding revolving credit facility and $42.9 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
March 31, 2026

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025
	(In millions)
Earnest money and refundable deposits	$2,475.6	$2,362.9
Water rights and other water-related assets	332.0	333.0
Pledged reimbursements asset	237.8	251.4
Insurance receivables	152.3	167.0
Other receivables	144.2	164.0
Prepaid assets	147.9	134.5
Contract assets - insurance agency commissions	133.9	127.9
Lease right of use assets	67.1	63.0
Margin deposits related to hedging instruments	0.3	47.9
Interest rate lock commitments	15.5	42.7
Mortgage servicing rights	20.1	27.1
Mortgage hedging instruments and commitments	44.5	0.6
Other	80.3	75.2
	$3,851.5	$3,797.2

The Company’s accrued expenses and other liabilities at March 31, 2026 and September 30, 2025 were as follows:

	March 31, 2026	September 30, 2025
	(In millions)
Reserves for legal claims	$1,136.7	$1,143.6
Employee compensation and related liabilities	565.5	598.7
Warranty liability	546.5	566.2
Inventory related accruals	506.7	497.3
Pledged reimbursements liability	237.8	251.4
Accrued property taxes	48.8	82.7
Customer deposits	113.1	81.5
Lease liabilities	70.0	65.6
Accrued interest	55.8	60.5
Mortgage hedging instruments and commitments	—	34.1
Federal and state income tax liabilities	16.2	19.0
Broker deposits related to hedging instruments	48.0	—
Interest rate lock commitments	9.6	—
Other	117.5	141.0
	$3,472.2	$3,541.6

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

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Homebuilding is our core business and primarily includes the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $363,500 during the six months ended March 31, 2026. Approximately 85% of our home sales revenue in the six months ended March 31, 2026 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes and duplexes.

We have closed more than 1.2 million homes during our 47-year history, and we have been the largest volume homebuilder in the United States every year since 2002. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

Our rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, the substantial majority of which are apartment communities.

At March 31, 2026, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and control a large portion of our land and lot position through land purchase contracts.

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

OVERVIEW

During the six months ended March 31, 2026, our number of homes closed and home sales revenues decreased 3% and 5%, respectively, compared to the prior year period, and consolidated revenues decreased 6% to $14.4 billion compared to $15.3 billion. Our pre-tax income was $1.7 billion in the six months ended March 31, 2026 compared to $2.2 billion in the prior year period, and pre-tax operating margin was 11.5% compared to 14.2%. Net income was $1.3 billion in the six months ended March 31, 2026 compared to $1.7 billion in the prior year period, and diluted earnings per share were $4.27 compared to $5.19.

In the trailing twelve months ended March 31, 2026, our return on equity (ROE) was 13.2% compared to 17.4% in the prior year period, and return on assets (ROA) was 8.9% compared to 12.2%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

During the second quarter, new home demand continued to be impacted by affordability constraints and cautious consumer sentiment. Despite these conditions, our net sales orders increased 11% compared to the prior year quarter, and the value of net sales orders increased 10%, reflecting the focus of our operations on disciplined execution across our markets. Home sales revenues decreased 2% compared to the prior year quarter. Home sales gross margin was 20.1% for the second quarter, compared to 21.8% in the prior year quarter, reflecting the decline in our average sales price and higher sales incentives, including mortgage interest rate buydowns offered to support affordability for our homebuyers. We remain well positioned with our affordable product offerings and controlled lot supply, and we continue to manage home pricing, sales incentives and inventory levels based on demand within our local markets. We currently expect sales incentives to remain elevated and may adjust incentive levels further depending on changes in market conditions and mortgage interest rates.

We remain focused on our relationships with land developers across the country to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represented 77% of the lots owned and controlled at March 31, 2026 compared to 75% at both September 30, 2025 and March 31, 2025. We continue to prioritize the purchase of finished lots from Forestar and other land developers when possible. During the six months ended March 31, 2026, 67% of the homes we closed were on lots developed by either Forestar or a third party compared to 65% in the prior year period.

We believe our strong balance sheet and liquidity provide us with flexibility to operate effectively through changing economic conditions. We plan to continue to generate strong cash flows from our operations and manage our product offerings, incentives, home pricing, sales pace and inventory levels to optimize the return on our inventory investments in each of our communities based on local housing market conditions.

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
•Executing sales and marketing strategies to drive traffic, generate demand and optimize sales pace across our communities.
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
•Improving the efficiency of our land development, construction and other key operational activities.
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

KEY RESULTS

Key financial results as of and for the three months ended March 31, 2026, as compared to the same period of 2025 unless otherwise indicated, were as follows:

Consolidated Results:
•Consolidated revenues decreased 2% to $7.6 billion compared to $7.7 billion.
•Consolidated pre-tax income decreased 19% to $867.4 million compared to $1.1 billion.
•Consolidated pre-tax income was 11.5% of consolidated revenues compared to 13.8%.
•Income tax expense was $209.4 million compared to $248.0 million, and our effective tax rate was 24.1% compared to 23.2%.
•Net income attributable to D.R. Horton decreased 20% to $647.9 million compared to $810.4 million.
•Net income per diluted share attributable to D.R. Horton decreased 13% to $2.24 compared to $2.58.
•Stockholders’ equity was $23.6 billion compared to $24.2 billion and $24.3 billion at September 30, 2025 and March 31, 2025, respectively.
•Book value per share increased to $82.91 compared to $82.15 and $78.82 at September 30, 2025 and March 31, 2025, respectively.
•Debt to total capital was 21.7% compared to 19.8% and 21.1% at September 30, 2025 and March 31, 2025, respectively. Net debt to total capital was 16.4% compared to 11.0% and 14.3% at September 30, 2025 and March 31, 2025, respectively.

Homebuilding:
•Homebuilding revenues decreased 2% to $7.1 billion compared to $7.2 billion.
•Homes closed increased 1% to 19,486 homes, while the average closing price of those homes decreased 3% to $361,600.
•Net sales orders increased 11% to 24,992 homes, and the value of net sales orders increased 10% to $9.2 billion.
•Sales order backlog increased 19% to 16,882 homes, and the value of sales order backlog increased 17% to $6.4 billion.
•Home sales gross margin was 20.1% compared to 21.8%.
•Homebuilding SG&A expense was 9.2% of homebuilding revenues compared to 8.9%.
•Homebuilding pre-tax income decreased 19% to $757.9 million compared to $935.0 million.
•Homebuilding pre-tax income was 10.7% of homebuilding revenues compared to 13.0%.
•Homebuilding cash and cash equivalents totaled $1.1 billion compared to $2.2 billion and $1.9 billion at September 30, 2025 and March 31, 2025, respectively.
•Homebuilding inventories totaled $21.0 billion compared to $20.3 billion and $20.9 billion at September 30, 2025 and March 31, 2025, respectively.
•Homes in inventory totaled 38,200 compared to 29,600 and 36,900 at September 30, 2025 and March 31, 2025, respectively.
•Owned lots totaled 134,100 compared to 147,000 and 150,600 at September 30, 2025 and March 31, 2025, respectively. Lots controlled through purchase contracts totaled 441,200 compared to 444,900 and 462,500 at September 30, 2025 and March 31, 2025, respectively.
•Homebuilding debt was $3.4 billion compared to $3.2 billion and $3.1 billion at September 30, 2025 and March 31, 2025, respectively.

Rental:
•Rental revenues were $211.8 million compared to $236.6 million.
•Single-family rental homes closed totaled 566 compared to 519.
•Multi-family rental units closed totaled 216 compared to 300.
•Rental pre-tax income was $12.3 million compared to $22.8 million.
•Rental inventory totaled $3.0 billion compared to $2.7 billion and $3.1 billion at September 30, 2025 and March 31, 2025, respectively.

Forestar:
•Forestar’s revenues increased 7% to $374.3 million compared to $351.0 million. Revenues in the current and prior year quarters included $295.9 million and $267.8 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 14% to 2,938 compared to 3,411. Lots sold to D.R. Horton totaled 2,450 compared to 2,501.
•Forestar’s revenue from tract acres sold was $35.6 million compared to no tract acres sold in the prior year quarter.
•Forestar’s pre-tax income increased 8% to $43.9 million compared to $40.7 million.
•Forestar’s pre-tax income was 11.7% of revenues compared to 11.6%.
•Forestar’s cash and cash equivalents totaled $362.2 million compared to $379.2 million and $174.3 million at September 30, 2025 and March 31, 2025, respectively.
•Forestar’s inventories totaled $2.7 billion compared to $2.6 billion and $2.8 billion at September 30, 2025 and March 31, 2025, respectively.
•Forestar’s owned and controlled lots totaled 94,400 compared to 99,800 and 105,900 at September 30, 2025 and March 31, 2025, respectively. Of these lots, 41,000 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 40,400 and 43,900 at September 30, 2025 and March 31, 2025, respectively.
•Forestar’s debt was $793.5 million compared to $802.8 million and $872.5 million at September 30, 2025 and March 31, 2025, respectively.
•Forestar’s debt to total capital was 30.4% compared to 31.2% and 34.7% at September 30, 2025 and March 31, 2025, respectively. Forestar’s net debt to total capital was 19.2% compared to 19.3% and 29.8% at September 30, 2025 and March 31, 2025, respectively.

Financial Services:
•Financial services revenues decreased 9% to $192.8 million compared to $212.9 million.
•Financial services pre-tax income decreased 29% to $51.7 million compared to $73.0 million.
•Financial services pre-tax income was 26.8% of financial services revenues compared to 34.3%.

Key financial results for the six months ended March 31, 2026, as compared to the same period of 2025, were as follows:
Consolidated Results:
•Consolidated revenues decreased 6% to $14.4 billion compared to $15.3 billion.
•Consolidated pre-tax income decreased 24% to $1.7 billion compared to $2.2 billion.
•Consolidated pre-tax income was 11.5% of consolidated revenues compared to 14.2%.
•Income tax expense was $406.0 million compared to $506.0 million, and our effective tax rate was 24.4% compared to 23.2%.
•Net income attributable to D.R. Horton decreased 25% to $1.2 billion compared to $1.7 billion.
•Net income per diluted share attributable to D.R. Horton decreased 18% to $4.27 compared to $5.19.
•Net cash provided by operations was $441.5 million compared to $210.5 million.
Homebuilding:
•Homebuilding revenues decreased 5% to $13.6 billion compared to $14.4 billion.
•Homes closed decreased 3% to 37,304 homes, and the average closing price of those homes decreased 3% to $363,500.
•Net sales orders increased 7% to 43,292 homes, and the value of net sales orders increased 5% to $15.8 billion.
•Home sales gross margin was 20.3% compared to 22.3%.
•Homebuilding SG&A expense was 9.4% of homebuilding revenues compared to 8.9%.
•Homebuilding pre-tax income decreased 25% to $1.5 billion compared to $1.9 billion.
•Homebuilding pre-tax income was 10.8% of homebuilding revenues compared to 13.6%.
•Net cash provided by homebuilding operations was $618.8 million compared to $876.0 million.
Rental:
•Rental revenues were $321.3 million compared to $454.3 million.
•Single-family rental homes closed totaled 963 compared to 830.
•Multi-family rental units closed totaled 216 compared to 804.
•Rental pre-tax income was $12.5 million compared to $34.7 million.
Forestar:
•Forestar’s revenues increased 8% to $647.3 million compared to $601.3 million. Revenues in the current and prior year periods included $479.7 million and $486.4 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 15% to 4,882 compared to 5,744. Lots sold to D.R. Horton totaled 4,077 compared to 4,613.
•Forestar’s revenue from tract acres sold was $64.9 million compared to no tract acres sold in the prior year period.
•Forestar’s pre-tax income increased 4% to $64.8 million compared to $62.6 million.
•Forestar’s pre-tax income was 10.0% of revenues compared to 10.4%.
Financial Services:
•Financial services revenues decreased 5% to $377.4 million compared to $395.2 million.
•Financial services pre-tax income decreased 10% to $109.7 million compared to $121.6 million.
•Financial services pre-tax income was 29.1% of financial services revenues compared to 30.8%.

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
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and six months ended March 31, 2026 and 2025.

	Net Sales Orders (1)
	Three Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	1,234	1,390	(11)%	$672.0	$762.7	(12)%	$544,600	$548,700	(1)%
Southwest	2,646	2,371	12%	1,276.6	1,143.7	12%	482,500	482,400	—%
South Central	6,821	5,958	14%	2,040.2	1,853.5	10%	299,100	311,100	(4)%
Southeast	5,734	5,180	11%	1,944.7	1,762.1	10%	339,200	340,200	—%
East	5,152	4,754	8%	1,789.9	1,644.0	9%	347,400	345,800	—%
North	3,405	2,784	22%	1,430.3	1,192.6	20%	420,100	428,400	(2)%
	24,992	22,437	11%	$9,153.7	$8,358.6	10%	$366,300	$372,500	(2)%

	Six Months Ended March 31,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	2,157	2,409	(10)%	$1,159.6	$1,296.4	(11)%	$537,600	$538,100	—%
Southwest	4,668	4,545	3%	2,242.7	2,193.1	2%	480,400	482,500	—%
South Central	11,752	10,517	12%	3,517.6	3,284.2	7%	299,300	312,300	(4)%
Southeast	9,971	9,602	4%	3,361.9	3,264.1	3%	337,200	339,900	(1)%
East	9,020	8,341	8%	3,125.0	2,883.3	8%	346,500	345,700	—%
North	5,724	4,860	18%	2,408.7	2,091.0	15%	420,800	430,200	(2)%
	43,292	40,274	7%	$15,815.5	$15,012.1	5%	$365,300	$372,700	(2)%

	Sales Order Cancellations
	Three Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2026	2025	2026	2025	2026	2025
Northwest	159	198	$90.8	$115.7	11%	12%
Southwest	544	407	270.5	212.7	17%	15%
South Central	1,253	1,030	395.1	336.5	16%	15%
Southeast	1,167	1,111	407.0	382.5	17%	18%
East	1,039	919	368.5	326.5	17%	16%
North	700	590	288.0	248.2	17%	17%
	4,862	4,255	$1,819.9	$1,622.1	16%	16%

	Six Months Ended March 31,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2026	2025	2026	2025	2026	2025
Northwest	320	362	$185.9	$209.3	13%	13%
Southwest	974	777	482.4	395.4	17%	15%
South Central	2,251	2,021	714.0	658.4	16%	16%
Southeast	2,137	2,175	736.0	751.1	18%	18%
East	1,889	1,708	672.3	607.0	17%	17%
North	1,293	1,141	530.2	480.6	18%	19%
	8,864	8,184	$3,320.8	$3,101.8	17%	17%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders was $9.2 billion (24,992 homes) and $15.8 billion (43,292 homes) for the three and six months ended March 31, 2026, respectively, compared to $8.4 billion (22,437 homes) and $15.0 billion (40,274 homes) in the prior year periods. The increase in value in the three and six month periods was attributable to increases in sales order volume of 11% and 7%, respectively, while the average selling price decreased 2% in both periods.

In regions where sales order volume increased, the markets contributing most to the increase were the Northern California and Phoenix markets in the Southwest, the Fort Worth, Houston and San Antonio markets in the South Central, the Tampa and Alabama markets in the Southeast, the Myrtle Beach and Atlanta markets in the East and the Pittsburgh and Ohio markets in the North. In the Northwest, the Seattle and Salt Lake City markets contributed most to the decrease in sales order volume.

During the second quarter, new home demand continued to be impacted by affordability constraints and cautious consumer sentiment. We remain well positioned with our affordable product offerings and controlled lot supply, and we continue to manage home pricing, sales incentives and inventory levels based on demand within our local markets.

	Sales Order Backlog
	As of March 31,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	645	665	(3)%	$351.4	$387.2	(9)%	$544,800	$582,300	(6)%
Southwest	1,643	1,218	35%	814.1	613.1	33%	495,500	503,400	(2)%
South Central	4,448	3,567	25%	1,369.9	1,161.4	18%	308,000	325,600	(5)%
Southeast	3,331	3,040	10%	1,179.2	1,067.3	10%	354,000	351,100	1%
East	3,799	3,413	11%	1,376.7	1,227.4	12%	362,400	359,600	1%
North	3,016	2,261	33%	1,330.4	1,020.3	30%	441,100	451,300	(2)%
	16,882	14,164	19%	$6,421.7	$5,476.7	17%	$380,400	$386,700	(2)%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	993	1,223	(19)%	$539.6	$660.4	(18)%	$543,400	$540,000	1%
Southwest	2,169	2,206	(2)%	1,025.1	1,063.6	(4)%	472,600	482,100	(2)%
South Central	5,111	4,968	3%	1,511.4	1,530.0	(1)%	295,700	308,000	(4)%
Southeast	4,662	4,626	1%	1,552.3	1,593.0	(3)%	333,000	344,400	(3)%
East	4,039	3,953	2%	1,381.9	1,359.8	2%	342,100	344,000	(1)%
North	2,512	2,300	9%	1,035.2	974.1	6%	412,100	423,500	(3)%
	19,486	19,276	1%	$7,045.5	$7,180.9	(2)%	$361,600	$372,500	(3)%

	Six Months Ended March 31,
	Homes Closed			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	1,988	2,279	(13)%	$1,086.0	$1,193.5	(9)%	$546,300	$523,700	4%
Southwest	4,060	4,541	(11)%	1,915.0	2,203.6	(13)%	471,700	485,300	(3)%
South Central	9,739	9,704	—%	2,900.7	3,016.5	(4)%	297,800	310,900	(4)%
Southeast	9,045	9,657	(6)%	3,004.6	3,332.2	(10)%	332,200	345,100	(4)%
East	7,653	7,672	—%	2,632.2	2,668.3	(1)%	343,900	347,800	(1)%
North	4,819	4,482	8%	2,019.7	1,912.9	6%	419,100	426,800	(2)%
	37,304	38,335	(3)%	$13,558.2	$14,327.0	(5)%	$363,500	$373,700	(3)%

Home Sales Revenue

Revenues from home sales were $7.0 billion (19,486 homes closed) and $13.6 billion (37,304 homes closed) for the three and six months ended March 31, 2026, respectively, compared to $7.2 billion (19,276 homes closed) and $14.3 billion (38,335 homes closed) in the prior year periods. The decrease in revenues in both periods was attributable to a 3% decrease in the average selling price, along with a 3% decrease in closings volume in the six month period.

The number of homes closed increased 1% and decreased 3% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. In regions and periods where homes closed decreased, the markets contributing most to the decrease were the Seattle and Salt Lake City markets in the Northwest, the Las Vegas and Southern California markets in the Southwest and the Jacksonville and Tampa markets in the Southeast. The Pittsburgh and Southern Virginia markets contributed most to the increase in the North.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Gross profit – home sales	20.1%	21.8%	20.3%	22.3%
Gross profit – land/lot sales and other	24.9%	86.4%	21.2%	61.3%
Inventory and land option charges	(0.4)%	(0.4)%	(0.3)%	(0.3)%
Gross profit – total homebuilding	19.8%	21.6%	20.0%	22.1%
Selling, general and administrative expense	9.2%	8.9%	9.4%	8.9%
Other (income) expense	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Homebuilding pre-tax income	10.7%	13.0%	10.8%	13.6%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.4 billion in the three months ended March 31, 2026 from $1.6 billion in the prior year period and decreased 170 basis points to 20.1% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 200 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes and 10 basis points due to an increase in the amortization of capitalized interest. These decreases were partially offset by an increase of 40 basis points due to a favorable litigation outcome and lower warranty costs.

Gross profit from home sales decreased to $2.7 billion in the six months ended March 31, 2026 from $3.2 billion in the prior year period and decreased 200 basis points to 20.3% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 240 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes and 10 basis points due to an increase in the amortization of capitalized interest. These decreases were partially offset by an increase of 50 basis points due to a favorable litigation outcome and lower warranty costs.

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

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $17.7 million and $33.9 million in the three and six months ended March 31, 2026, respectively, and $22.0 million and $43.2 million in the prior year periods.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of March 31, 2026, our homebuilding operations had $39.1 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $3.0 million of impairment charges recorded in our homebuilding segment during the three and six months ended March 31, 2026 compared to $5.4 million and $7.4 million in the respective prior year periods.

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

During the three and six months ended March 31, 2026, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $22.5 million and $32.7 million, respectively, compared to $24.0 million and $33.9 million in the prior year periods.

Selling, General and Administrative (SG&A) Expense

Homebuilding SG&A expense was $648.9 million and $1.28 billion in the three and six months ended March 31, 2026, respectively, compared to $637.8 million and $1.27 billion in the prior year periods. As a percentage of homebuilding revenues, SG&A expense increased to 9.2% and 9.4% in the three and six months ended March 31, 2026, respectively, from 8.9% in both prior year periods, due to the decrease in homebuilding revenues.

Employee compensation and related costs were $492.9 million and $967.6 million in the three and six months ended March 31, 2026, respectively, compared to $500.9 million and $994.0 million in the prior year periods. These costs represented 76% of SG&A costs in both the three and six months ended March 31, 2026 compared to 79% and 78% in the prior year periods. Our homebuilding operations employed 9,809 and 10,199 people at March 31, 2026 and 2025, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 59% to $33.1 million and 63% to $63.2 million in the three and six months ended March 31, 2026, respectively, compared to $20.8 million and $38.8 million in the prior year periods. The increases were primarily due to increases in the weighted average interest rate of homebuilding debt outstanding in the three and six months ended March 31, 2026, as well as an increase of 27% in the average amount of that debt in both periods. Interest charged to cost of sales was 0.5% of homebuilding cost of sales (excluding inventory and land option charges) in both the three and six months ended March 31, 2026 compared to 0.4% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $11.1 million and $28.3 million in the three and six months ended March 31, 2026, respectively, compared to $17.0 million and $46.9 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

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

Homebuilding Results by Reporting Region

	Three Months Ended March 31,
	2026			2025
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues
	(In millions)
Northwest	$539.7	$54.6	10.1%	$660.4	$93.7	14.2%
Southwest	1,035.2	114.2	11.0%	1,063.7	123.3	11.6%
South Central	1,511.7	166.3	11.0%	1,530.7	208.4	13.6%
Southeast	1,558.5	165.4	10.6%	1,613.8	211.3	13.1%
East	1,381.9	134.8	9.8%	1,360.0	171.8	12.6%
North	1,036.2	122.6	11.8%	974.3	126.5	13.0%
	$7,063.2	$757.9	10.7%	$7,202.9	$935.0	13.0%

	Six Months Ended March 31,
	2026			2025
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	% of Revenues
	(In millions)
Northwest	$1,086.4	$113.9	10.5%	$1,193.6	$169.9	14.2%
Southwest	1,929.9	202.8	10.5%	2,203.8	291.7	13.2%
South Central	2,901.2	339.7	11.7%	3,017.6	429.7	14.2%
Southeast	3,016.5	308.8	10.2%	3,363.6	434.1	12.9%
East	2,632.4	258.3	9.8%	2,674.6	366.2	13.7%
North	2,025.7	242.5	12.0%	1,917.0	256.3	13.4%
	$13,592.1	$1,466.0	10.8%	$14,370.2	$1,947.9	13.6%
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

Northwest Region — Homebuilding revenues decreased 18% and 9% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Seattle and Salt Lake City markets. The region generated pre-tax income of $54.6 million and $113.9 million in the three and six months ended March 31, 2026, respectively, compared to $93.7 million and $169.9 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 310 and 320 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 130 and 60 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 3% and 12% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Las Vegas and Southern California markets. The region generated pre-tax income of $114.2 million and $202.8 million in the three and six months ended March 31, 2026, respectively, compared to $123.3 million and $291.7 million in the prior year periods. Home sales gross profit percentage decreased by 80 and 210 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 20 basis points and increased by 60 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. The increase in the six month period was primarily due to the decrease in homebuilding revenues.

South Central Region — Homebuilding revenues decreased 1% and 4% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to decreases in the average selling price of homes closed in the majority of the region’s markets. The region generated pre-tax income of $166.3 million and $339.7 million in the three and six months ended March 31, 2026, respectively, compared to $208.4 million and $429.7 million in the prior year periods. Home sales gross profit percentage decreased by 120 and 130 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 70 basis points in both the three and six months ended March 31, 2026 compared to the prior year periods, primarily due to an increase in SG&A costs.

Southeast Region — Homebuilding revenues decreased 3% and 10% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Jacksonville and Tampa markets. The region generated pre-tax income of $165.4 million and $308.8 million in the three and six months ended March 31, 2026, respectively, compared to $211.3 million and $434.1 million in the prior year periods. Home sales gross profit percentage decreased by 140 and 160 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 and 70 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues increased 2% and decreased 2% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. The increase in the three month period was primarily due to increases in the number of homes closed, particularly in our Atlanta and Greenville markets. The decrease in the six month period was primarily due to decreases in the number of homes closed, particularly in our Knoxville and Charleston markets. The region generated pre-tax income of $134.8 million and $258.3 million in the three and six months ended March 31, 2026, respectively, compared to $171.8 million and $366.2 million in the prior year periods. Home sales gross profit percentage decreased by 300 and 330 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing while the average selling price of those homes decreased slightly. As a percentage of homebuilding revenues, SG&A expenses increased by 30 and 60 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to an increase in SG&A costs.

North Region — Homebuilding revenues increased 6% in both the three and six months ended March 31, 2026 compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our Pittsburgh and Southern Virginia markets. The region generated pre-tax income of $122.6 million and $242.5 million in the three and six months ended March 31, 2026, respectively, compared to $126.5 million and $256.3 million in the prior year periods. Home sales gross profit percentage decreased by 140 basis points in both the three and six months ended March 31, 2026 compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses decreased by 30 and 10 basis points in the three and six months ended March 31, 2026, respectively, compared to the prior year periods, primarily due to the increase in homebuilding revenues.

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

Our homebuilding segment’s inventories at March 31, 2026 and September 30, 2025 are summarized as follows:

	March 31, 2026
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$792.5	$1,135.5	$16.5	$3.0	$1,947.5
Southwest	1,099.8	1,924.8	8.7	22.6	3,055.9
South Central	1,791.1	2,239.8	0.3	2.5	4,033.7
Southeast	1,809.3	2,360.7	12.6	7.3	4,189.9
East	1,805.1	2,791.6	—	2.6	4,599.3
North	1,232.8	1,550.3	—	0.6	2,783.7
Corporate and unallocated (1)	151.9	206.4	0.5	0.5	359.3
	$8,682.5	$12,209.1	$38.6	$39.1	$20,969.3

	September 30, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$647.4	$1,225.3	$16.2	$2.9	$1,891.8
Southwest	1,003.8	2,047.1	8.7	8.9	3,068.5
South Central	1,643.0	2,288.6	0.3	—	3,931.9
Southeast	1,537.8	2,502.3	12.6	9.1	4,061.8
East	1,561.4	2,836.3	—	—	4,397.7
North	1,222.8	1,414.6	—	0.2	2,637.6
Corporate and unallocated (1)	127.5	198.9	0.5	0.3	327.2
	$7,743.7	$12,513.1	$38.3	$21.4	$20,316.5
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at March 31, 2026 and September 30, 2025 are summarized as follows:

	March 31, 2026
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	11,400	17,300	28,700	2,100
Southwest	18,000	29,000	47,000	3,700
South Central	31,100	116,800	147,900	10,300
Southeast	28,600	105,800	134,400	8,500
East	29,000	110,000	139,000	8,500
North	16,000	62,300	78,300	5,100
	134,100	441,200	575,300	38,200
	23%	77%	100%

	September 30, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,200	17,100	29,300	1,700
Southwest	19,600	31,200	50,800	3,200
South Central	35,900	111,900	147,800	7,700
Southeast	31,500	113,600	145,100	6,300
East	31,500	111,100	142,600	6,300
North	16,300	60,000	76,300	4,400
	147,000	444,900	591,900	29,600
	25%	75%	100%
___________________

(1)Land/lots owned included approximately 74,800 and 78,400 owned lots that are fully developed and ready for home construction at March 31, 2026 and September 30, 2025, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2026 and September 30, 2025 was $26.7 billion and $26.0 billion, respectively, secured by earnest money deposits of $2.5 billion and $2.3 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at March 31, 2026 and September 30, 2025 included $2.1 billion and $2.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $211.9 million and $200.2 million, respectively, of earnest money.
(3)Lots controlled at March 31, 2026 included approximately 41,000 lots owned by Forestar, 22,900 of which our homebuilding divisions had under contract to purchase and 18,100 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 9,800 lots were in our South Central region, 9,800 lots were in our East region, 9,600 lots were in our Southeast region, 6,600 lots were in our North region, 3,400 lots were in our Southwest region and 1,800 lots were in our Northwest region. Lots controlled at September 30, 2025 included approximately 40,400 lots owned by Forestar, 22,800 of which our homebuilding divisions had under contract to purchase and 17,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 22,900 and 19,600 of our homes in inventory were unsold at March 31, 2026 and September 30, 2025, respectively. At March 31, 2026, approximately 5,500 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. At September 30, 2025, approximately 9,300 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 2,900 and 2,700 model homes at March 31, 2026 and September 30, 2025, respectively.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three and six months ended March 31, 2026 and 2025.

	Rental Homes/Units Closed and Revenue
	Three Months Ended March 31,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Single-family	566	519	9%	$153.3	$144.2	6%	270,800	277,800	(3)%
Multi-family	216	300	(28)%	58.5	84.4	(31)%	270,800	281,300	(4)%
	782	819	(5)%	$211.8	$228.6	(7)%	270,800	279,100	(3)%

	Six Months Ended March 31,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Single-family	963	830	16%	$262.8	$232.3	13%	272,900	279,900	(3)%
Multi-family	216	804	(73)%	58.5	214.0	(73)%	270,800	266,200	2%
	1,179	1,634	(28)%	$321.3	$446.3	(28)%	272,500	273,100	—%

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Revenues
Single-family rental	$153.3	$144.2	$262.8	$232.3
Multi-family rental and other	58.5	92.4	58.5	222.0
Total revenues	211.8	236.6	321.3	454.3
Cost of sales
Single-family rental	131.4	112.7	223.8	184.8
Multi-family rental and other	51.5	70.1	51.9	177.4
Inventory and land option charges	0.3	0.3	0.4	3.9
Total cost of sales	183.2	183.1	276.1	366.1
Selling, general and administrative expense	52.0	58.0	98.9	104.3
Other (income) expense	(35.7)	(27.3)	(66.2)	(50.8)
Income before income taxes	$12.3	$22.8	$12.5	$34.7

Rental Operating Margin Analysis

	Percentages of Rental Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Gross profit — rental	13.5%	22.6%	14.1%	19.4%
Selling, general and administrative expense	24.6%	24.5%	30.8%	23.0%
Other (income) expense	(16.9)%	(11.5)%	(20.6)%	(11.2)%
Rental pre-tax income	5.8%	9.6%	3.9%	7.6%

Revenues from our rental operations decreased to $211.8 million and $321.3 million during the three and six months ended March 31, 2026, respectively, from $236.6 million and $454.3 million in the prior year periods. Pre-tax income was $12.3 million and $12.5 million during the three and six months ended March 31, 2026, respectively, compared to $22.8 million and $34.7 million in the prior year periods. The decline in pre-tax income for both periods was due to a decrease in multi-family revenues due to fewer units closed, as well as a decrease in the gross profit percentage on both single-family and multi-family closings.

At March 31, 2026, our rental property inventory of $3.0 billion included $347.2 million of single-family rental inventory and $2.7 billion of multi-family rental inventory. At September 30, 2025, our rental property inventory of $2.7 billion included $378.3 million of single-family rental inventory and $2.3 billion of multi-family rental inventory. Single-family rental homes and lots and multi-family rental units at March 31, 2026 and September 30, 2025 consisted of the following:

	Rental Inventory
	March 31, 2026	September 30, 2025
Single-family rental homes (1)	1,250	1,420
Single-family rental lots (2)	1,480	1,150
Multi-family rental units (3)	13,250	12,480
__________
(1)Single-family rental homes at March 31, 2026 consist of 560 homes under construction and 690 completed homes compared to 370 homes under construction and 1,050 completed homes at September 30, 2025.
(2)Single-family rental lots at March 31, 2026 consist of 590 undeveloped lots and 890 finished lots compared to 440 undeveloped lots and 710 finished lots at September 30, 2025.
(3)Multi-family rental units at March 31, 2026 consist of 3,780 units under construction and 9,470 units that were substantially complete and in the lease-up phase compared to 4,910 units under construction and 7,570 units that were substantially complete at September 30, 2025.

RESULTS OF OPERATIONS – FORESTAR

At March 31, 2026, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 64 markets across 24 states as of March 31, 2026. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and six months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In millions)
Total revenues	$374.3	$351.0	$647.3	$601.3
Cost of land/lot sales and other	287.8	270.9	505.0	465.2
Inventory and land option charges	6.3	0.9	7.1	2.0
Total cost of sales	294.1	271.8	512.1	467.2
Selling, general and administrative expense	37.9	38.4	74.3	74.3
Other (income) expense	(1.6)	0.1	(3.9)	(2.8)
Income before income taxes	$43.9	$40.7	$64.8	$62.6

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues for the three and six months ended March 31, 2026 and 2025 and lot position as of March 31, 2026 and September 30, 2025:

	Three Months Ended March 31,
	Lots Sold		Value (In millions)
	2026	2025	2026	2025
Residential lots sold
Lots sold to D.R. Horton	2,450	2,501	$284.4	$267.8
Total lots sold	2,938	3,411	$331.4	$346.9
Tract acres sold
Tract acres sold to D.R. Horton	56	—	$11.5	$—
Total tract acres sold	388	—	$35.6	$—

	Six Months Ended March 31,
	Lots Sold		Value (In millions)
	2026	2025	2026	2025
Residential single-family lots sold
Lots sold to D.R. Horton	4,077	4,613	$468.2	$486.4
Total lots sold	4,882	5,744	$566.6	$594.2
Tract acres sold
Tract acres sold to D.R. Horton	56	—	$11.5	$—
Total tract acres sold	581	—	$64.9	$—

	March 31, 2026	September 30, 2025
Residential lots in inventory and under contract
Lots owned	63,500	65,100
Lots controlled through land purchase contracts	30,900	34,700
Total lots owned and controlled	94,400	99,800

Owned lots under contract to sell to D.R. Horton	22,900	22,800
Owned lots under contract to customers other than D.R. Horton	1,200	1,000
Total owned lots under contract	24,100	23,800

Owned lots subject to right of first offer with D.R. Horton	18,100	17,600
Owned lots fully developed	9,300	8,900

At March 31, 2026 and September 30, 2025, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.7 billion and $2.6 billion, respectively.

Forestar’s inventory and land option charges consisted of $6.3 million and $7.1 million of earnest money and pre-acquisition cost write-offs in the three and six months ended March 31, 2026, respectively, compared to $0.9 million and $2.0 million in the prior year periods. There were no impairment charges recorded in the current or prior year periods.

SG&A expense for the three and six months ended March 31, 2026 included charges of $1.9 million and $3.6 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.8 million and $3.6 million, respectively, in the prior year periods.

Other expense in the three and six months ended March 31, 2025 includes a loss on extinguishment of debt of $1.1 million due to Forestar’s repurchase of $329.4 million of its $400 million principal amount of 3.85% senior notes due 2026 in March 2025.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	15,851	15,592	2%	29,882	30,633	(2)%
Number of homes closed by D.R. Horton	19,486	19,276	1%	37,304	38,335	(3)%
Percentage of D.R. Horton homes financed by DHI Mortgage	81%	81%		80%	80%
Total number of loans originated or brokered by DHI Mortgage	15,909	15,674	1%	30,035	30,798	(2)%
Loans sold by DHI Mortgage to third parties	13,476	13,839	(3)%	29,440	30,735	(4)%

	Three Months Ended March 31,			Six Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Loan origination and other fees	$20.0	$19.9	1%	$37.7	$39.0	(3)%
Gains on sale of mortgage loans and mortgage servicing rights	127.8	151.1	(15)%	251.8	271.1	(7)%
Servicing income	1.4	0.2	600%	3.4	0.8	325%
Total mortgage operations revenues	149.2	171.2	(13)%	292.9	310.9	(6)%
Title policy premiums	43.6	41.7	5%	84.5	84.3	—%
Total revenues	192.8	212.9	(9)%	377.4	395.2	(5)%
General and administrative expense	159.8	160.3	—%	304.8	314.5	(3)%
Other (income) expense	(18.7)	(20.4)	(8)%	(37.1)	(40.9)	(9)%
Financial services pre-tax income	$51.7	$73.0	(29)%	$109.7	$121.6	(10)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
General and administrative expense	82.9%	75.3%	80.8%	79.6%
Other (income) expense	(9.7)%	(9.6)%	(9.8)%	(10.3)%
Financial services pre-tax income	26.8%	34.3%	29.1%	30.8%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for substantially all of its total loan volume. In the three and six months ended March 31, 2026, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 2% and decreased 2%, respectively, due to an increase of 1% and a decrease of 3% in the number of homes closed by our homebuilding operations in the respective periods. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 81% and 80% in the three and six months ended March 31, 2026, respectively, unchanged from the prior year periods.

The number of loans sold decreased 3% and 4% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. Substantially all mortgage loans held for sale on March 31, 2026 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the six months ended March 31, 2026, approximately 72% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 19% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume increased 1% and decreased 2% in the three and six months ended March 31, 2026, respectively, compared to the prior year periods. Revenues from our mortgage operations decreased 13% to $149.2 million and 6% to $292.9 million, respectively, from $171.2 million and $310.9 million in the prior year periods, primarily due to reduced profit margin on loans sold. Revenues from our title operations were $43.6 million and $84.5 million in the three and six months ended March 31, 2026, respectively, compared to $41.7 million and $84.3 million in the prior year periods.

General and administrative (G&A) expense related to our financial services operations was $159.8 million and $304.8 million in the three and six months ended March 31, 2026, respectively, compared to $160.3 million and $314.5 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 82.9% and 80.8%, respectively, compared to 75.3% and 79.6% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,872 and 3,121 people at March 31, 2026 and 2025, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 8% to $18.7 million and 9% to $37.1 million in the three and six months ended March 31, 2026, respectively, from $20.4 million and $40.9 million in the prior year periods, primarily due to a decrease in interest income because of lower interest rates on our loan originations.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $9.5 million and $17.7 million in the three and six months ended March 31, 2026, respectively, compared to $11.2 million and $22.7 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and six months ended March 31, 2026 was $867.4 million and $1.7 billion, respectively, compared to $1.1 billion and $2.2 billion in the prior year periods. The decreases were primarily due to a decrease in the pre-tax income of our homebuilding operations.

Income Taxes

Our income tax expense for the three and six months ended March 31, 2026 was $209.4 million and $406.0 million, respectively, compared to $248.0 million and $506.0 million in the prior year periods. Our effective tax rate was 24.1% and 24.4% for the three and six months ended March 31, 2026, respectively, compared to 23.2% in both prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

At March 31, 2026, we had deferred tax liabilities, net of deferred tax assets, of $8.4 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. At September 30, 2025, we had deferred tax assets, net of deferred tax liabilities, of $44.5 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. The valuation allowance for both periods relates to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Reversal of any portion of the valuation allowance in future periods would impact our effective tax rate.

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

At March 31, 2026, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $6.6 billion. $2.3 billion was payable within 12 months, which includes $1.5 billion outstanding under our mortgage repurchase facilities and $600 million principal amount of 1.3% homebuilding senior notes maturing in October 2026.

At March 31, 2026, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 21.7% compared to 19.8% at September 30, 2025 and 21.1% at March 31, 2025. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 16.4% at March 31, 2026 compared to 11.0% at September 30, 2025 and 14.3% at March 31, 2025. Over the long term, we intend to maintain our ratio of debt to total capital around 20%.

At March 31, 2026, we had outstanding letters of credit of $262.7 million and surety bonds of $3.3 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At March 31, 2026, cash and cash equivalents of our homebuilding segment totaled $1.1 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility that was amended in March 2026 to increase its capacity from $2.305 billion to $3.295 billion. The amendment also extended the maturity dates of the facility. Of the total commitments, $265 million matures on October 28, 2027, $1,012.5 million matures on March 27, 2029 and $2,017.5 million matures on March 27, 2031. The facility has an uncommitted accordion feature that allows for an increase in its size to $4.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2026, there were $250 million of borrowings outstanding at a 4.5% annual interest rate and $219.8 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.825 billion.

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

Public Unsecured Debt — At March 31, 2026, we had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens.

Compliance and Guarantors — At March 31, 2026, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility and public debt obligations. Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. In April 2025, the Board authorized the repurchase of up to $5.0 billion of our common stock, replacing the previous authorization. During the six months ended March 31, 2026, we repurchased 10.4 million shares at a total cost including commissions and excise taxes of $1.6 billion. At March 31, 2026, the full amount of the debt repurchase authorization was remaining, and $1.7 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $3.0 billion at March 31, 2026 compared to $2.7 billion at September 30, 2025 and $3.1 billion at March 31, 2025.

Cash and Cash Equivalents — At March 31, 2026, cash and cash equivalents of our rental segment totaled $142.5 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The facility was amended in March 2026 to extend its maturity date to March 27, 2030. At March 31, 2026, there were $865 million of borrowings outstanding at a 5.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $185 million.

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

Compliance and Guarantors — At March 31, 2026, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility. The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

Forestar’s achievement of its long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At March 31, 2026, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 30.4% compared to 31.2% at September 30, 2025 and 34.7% at March 31, 2025. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 19.2% compared to 19.3% at September 30, 2025 and 29.8% at March 31, 2025.

Cash and Cash Equivalents — At March 31, 2026, Forestar had cash and cash equivalents of $362.2 million.

Bank Credit Facility — Forestar has a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $650 million matures on December 18, 2029, and $65 million matures on October 28, 2026. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At March 31, 2026, there were no borrowings outstanding and $42.9 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $672.1 million.

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

Unsecured Debt — As of March 31, 2026, Forestar had $800 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, that mature from March 2028 through March 2033 and represent unsecured obligations of Forestar.

Compliance and Guarantors — At March 31, 2026, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at March 31, 2026, and the authorization has no expiration date.

Issuance of Common Stock — During the six months ended March 31, 2026, there were no shares issued under Forestar’s ATM program. At March 31, 2026, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At March 31, 2026, cash and cash equivalents of our financial services segment totaled $242.4 million.

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

The committed mortgage repurchase facility has a total capacity of $1.4 billion and a maturity date of May 6, 2026. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At March 31, 2026, DHI Mortgage had an obligation of $1.1 billion under the committed mortgage repurchase facility at a 5.4% annual interest rate. DHI Mortgage is currently in discussions with its lenders and expects to renew and extend the facility prior to its maturity date.

At March 31, 2026, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $416.1 million at a 4.9% annual interest rate.

At March 31, 2026, $2.31 billion of mortgage loans held for sale with a collateral value of $2.26 billion were pledged under the committed mortgage repurchase facility, and $464.6 million of mortgage loans held for sale with a collateral value of $430.7 million were pledged under the uncommitted mortgage repurchase facility.

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

Compliance and Guarantors — At March 31, 2026, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

Operating Cash Flow Activities

In the six months ended March 31, 2026, net cash provided by operating activities was $441.5 million compared to $210.5 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $618.8 million and $136.6 million of cash provided by our homebuilding and financial services segments, respectively, partially offset by $321.0 million and $5.1 million of cash used in our rental and Forestar segments, respectively.

The most significant source of cash provided by operating activities in both years was net income, partially offset by increases in our inventories which was the most significant use of cash. In the six months ended March 31, 2026 and 2025, cash used to increase inventories was $689.4 million and $1.4 billion, respectively, and cash used to increase our rental properties was $297.5 million and $216.0 million in those periods.

Investing Cash Flow Activities

In the six months ended March 31, 2026, net cash used in investing activities was $160.4 million compared to $94.5 million in the prior year period. In the current year period, uses of cash included the payment of $87.9 million related to a business acquisition and purchases of property and equipment totaling $64.6 million. In the prior year period, uses of cash included the payment of $53.1 million related to a business acquisition and purchases of property and equipment totaling $47.6 million.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the six months ended March 31, 2026, net cash used in financing activities was $1.3 billion, consisting primarily of cash used to repurchase shares of our common stock of $1.6 billion and payment of cash dividends totaling $261.2 million. These uses of cash were partially offset by net borrowings on our rental and homebuilding revolving credit facilities of $265 million and $250 million, respectively, and net borrowings on our mortgage repurchase facilities of $69.9 million.

During the six months ended March 31, 2025, net cash used in financing activities was $2.1 billion, consisting primarily of cash used to repurchase shares of our common stock of $2.4 billion, repayment of $500 million principal amount of our 2.5% homebuilding senior notes at maturity, early repurchase of $329.4 million of Forestar’s $400 million principal amount 3.85% senior notes, payment of cash dividends totaling $254.0 million and net payments on our mortgage repurchase facilities of $86.4 million. These uses of cash were partially offset by note proceeds from our issuance of $700 million principal amount of 5.5% homebuilding senior notes, note proceeds from Forestar’s issuance of $500 million principal amount of 6.5% senior notes and net borrowings on our rental revolving credit facility of $305 million.

During each of the first two quarters of fiscal 2026, our Board of Directors approved a quarterly cash dividend of $0.45 per share, the most recent of which was paid on February 12, 2026 to stockholders of record on February 5, 2026. Cash dividends declared and paid in the three and six months ended March 31, 2026 totaled $129.7 million and $261.2 million, respectively. Cash dividends of $0.40 per share were approved and paid in each quarter of fiscal 2025.

In April 2026, our Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on May 14, 2026 to stockholders of record on May 7, 2026. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of March 31, 2026, D.R. Horton, Inc. had $3.0 billion principal amount of homebuilding senior notes outstanding due through October 2035 and $250 million outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	March 31, 2026	September 30, 2025
	(In millions)
Assets
Cash	$1,068.2	$2,140.3
Inventories	20,981.3	20,321.9
Amount due from Non-Guarantor Subsidiaries	1,429.8	1,540.0
Total assets	27,746.1	28,108.0
Liabilities & Stockholders’ Equity
Notes payable	$3,427.1	$3,154.4
Total liabilities	7,522.8	7,196.2
Stockholders’ equity	20,223.3	20,911.8

Summarized Statement of Operations Data	Six Months Ended March 31, 2026	Year Ended September 30, 2025
	(In millions)
Revenues	$13,470.8	$31,271.6
Cost of sales	10,776.6	24,646.7
Selling, general and administrative expense	1,249.7	2,565.9
Income before income taxes	1,457.6	4,130.0
Net income	1,102.5	3,154.8

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, and legal claims and insurance. Since September 30, 2025, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2025, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At March 31, 2026 and September 30, 2025, we had reserves for approximately 860 and 875 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2026, we were notified of approximately 165 new construction defect claims and resolved 180 construction defect claims for a total cost of $46.0 million. At March 31, 2025 and September 30, 2024, we had reserves for approximately 970 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the six months ended March 31, 2025, we were notified of approximately 330 new construction defect claims and resolved 185 construction defect claims for a total cost of $17.4 million.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and six months ended March 31, 2026 and 2025 was not significant, is recognized in current earnings. At March 31, 2026, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $6.2 billion. Uncommitted IRLCs totaled a notional amount of approximately $3.4 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $2.0 billion at March 31, 2026.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At March 31, 2026 and September 30, 2025, we had MBS totaling $1.1 billion and $677.5 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded a liability of $0.1 million and an asset of $1.9 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of March 31, 2026. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at March 31, 2026.

	Six Months Ending September 30, 2026	Fiscal Year Ending September 30,							Fair Value at March 31, 2026
		2027	2028	2029	2030	2031	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$180.4	$603.2	$800.0	$17.5	$—	$500.0	$1,900.0	$4,001.1	$3,969.3
Average interest rate	4.8%	1.5%	3.0%	6.0%	—%	5.1%	5.8%	4.5%
Variable rate	$1,478.2	$—	$20.1	$76.8	$865.0	$153.1	$—	$2,593.2	$2,593.2
Average interest rate	5.2%	—%	4.7%	4.5%	5.4%	4.5%	—%	5.2%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2025, a verified stockholder of Forestar filed a derivative complaint in the Delaware Court of Chancery, on behalf of Forestar, against D.R. Horton, Inc., Forestar’s Executive Chairman and certain of Forestar’s directors. The complaint, which is captioned Mississippi Public Employees’ Retirement System v. D.R. Horton, Inc., C.A. No. 2025-0465-MTZ, asserts claims for breach of fiduciary duty arising out of lot sale transactions between Forestar and D.R. Horton. The complaint seeks judgment awarding Forestar damages against the defendants and awarding the plaintiff the costs and disbursements of the action, including reasonable attorney and expert fees. The Company disputes the allegations of wrongdoing in this matter. The outcome of this lawsuit is uncertain; however, we do not anticipate this matter would have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $5.0 billion common stock repurchase authorization, which was approved by our Board of Directors in April 2025. The authorization has no expiration date. During the three months ended March 31, 2026, we repurchased 6.0 million shares of our common stock at a total cost including commissions and excise taxes of $903.6 million. At March 31, 2026, there was $1.7 billion remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
January 2026	1,919,423	$151.77	1,919,423	$2,323.0
February 2026	1,795,555	161.75	1,795,555	2,032.5
March 2026	2,257,263	142.56	2,257,263	1,710.7
Total	5,972,241	$151.29	5,972,241	$1,710.7

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in January and March 2026 included 1,007,559 shares and 1,096,473 shares, respectively, purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Amendment No. 13 to Credit Agreement, dated March 27, 2026, by and among the Company, Mizuho Bank, Ltd., as successor Administrative Agent, and the Lenders named therein (incorporated by reference from Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).

10.2
Amendment No. 2 to Credit Agreement, dated March 27, 2026, among DRH Rental, Inc., Mizuho Bank, Ltd., as Administrative Agent, and the Lenders party thereto (incorporated by reference from Exhibit 10.2 the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).

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

D.R. HORTON, INC.
Date:	April 23, 2026	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 23, 2026	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)