Form 10-Q
period 2026-06-30
HORTON D R INC /DE/
filed 2026-07-23
CIK 882184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 16, 2026, there were 279,701,267 shares of the registrant’s common stock, par value $.01 per share, outstanding.

D.R. HORTON, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(In millions) (Unaudited)
ASSETS
Cash and cash equivalents	$2,078.7	$2,985.4
Restricted cash	56.2	47.9
Total cash, cash equivalents and restricted cash	2,134.9	3,033.3
Inventories:
Construction in progress and finished homes	9,083.9	7,648.5
Residential land and lots — developed and under development	14,318.9	14,695.8
Land held for development	206.6	218.3
Land held for sale	31.7	21.4
Rental properties	3,045.8	2,703.3
Total inventory	26,686.9	25,287.3
Mortgage loans held for sale	2,990.6	2,566.5
Deferred tax asset, net	—	44.5
Property and equipment, net	607.5	578.9
Other assets	3,927.9	3,797.2
Goodwill	163.5	163.5
Total assets	$36,511.3	$35,471.2
LIABILITIES
Accounts payable	$1,388.4	$1,221.9
Deferred tax liability, net	43.4	—
Accrued expenses and other liabilities	3,560.4	3,541.6
Notes payable	7,112.6	5,965.5
Total liabilities	12,104.8	10,729.0
Commitments and contingencies (Note K)
EQUITY
Preferred stock, $.10 par value, 30,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 1,000,000,000 shares authorized, 404,898,495 shares issued and 280,730,194 shares outstanding at June 30, 2026 and 404,031,443 shares issued and 294,475,153 shares outstanding at September 30, 2025	4.0	4.0
Additional paid-in capital	3,634.9	3,576.1
Retained earnings	32,800.7	31,041.4
Treasury stock, 124,168,301 shares and 109,556,290 shares at June 30, 2026 and September 30, 2025, respectively, at cost	(12,620.1)	(10,431.1)
Stockholders’ equity	23,819.5	24,190.4
Noncontrolling interests	587.0	551.8
Total equity	24,406.5	24,742.2
Total liabilities and equity	$36,511.3	$35,471.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share data) (Unaudited)
Revenues	$9,227.1	$9,225.7	$23,672.2	$24,572.6
Cost of sales	7,080.9	7,016.5	18,227.9	18,553.1
Selling, general and administrative expense	991.2	944.3	2,759.7	2,721.1
Other (income) expense	(71.2)	(93.2)	(207.0)	(236.7)
Income before income taxes	1,226.2	1,358.1	2,891.6	3,535.1
Income tax expense	307.5	325.0	713.5	831.0
Net income	918.7	1,033.1	2,178.1	2,704.1
Net income attributable to noncontrolling interests	13.8	8.5	30.5	24.2
Net income attributable to D.R. Horton, Inc.	$904.9	$1,024.6	$2,147.6	$2,679.9

Net income per share attributable to D.R. Horton, Inc.
Basic	$3.21	$3.37	$7.47	$8.57
Diluted	$3.20	$3.36	$7.45	$8.53

Weighted average shares outstanding
Basic	282.2	304.1	287.5	312.7
Diluted	283.0	304.9	288.4	314.1

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2025 (294,475,153 shares)	$4.0	$3,576.1	$31,041.4	$(10,431.1)	$551.8	$24,742.2
Net income	—	—	594.8	—	6.6	601.4
Stock issued under employee benefit plans (433,225 shares)	—	1.3	—	—	—	1.3
Cash paid for shares withheld for taxes	—	(29.7)	—	—	—	(29.7)
Stock-based compensation expense	—	41.4	—	—	—	41.4
Cash dividends declared ($0.45 per share)	—	—	(131.5)	—	—	(131.5)
Repurchases of common stock (4,410,309 shares)	—	—	—	(669.7)	—	(669.7)
Change of ownership interest in Forestar	—	(1.5)	—	—	1.5	—
Balances at December 31, 2025 (290,498,069 shares)	$4.0	$3,587.6	$31,504.7	$(11,100.8)	$559.9	$24,555.4
Net income	—	—	647.9	—	10.1	658.0
Stock issued under employee benefit plans (415,060 shares)	—	8.6	—	—	—	8.6
Cash paid for shares withheld for taxes	—	(24.7)	—	—	—	(24.7)
Stock-based compensation expense	—	34.6	—	—	—	34.6
Cash dividends declared ($0.45 per share)	—	—	(129.7)	—	—	(129.7)
Repurchases of common stock (5,972,241 shares)	—	—	—	(903.6)	—	(903.6)
Change of ownership interest in Forestar	—	(2.8)	—	—	3.2	0.4
Balances at March 31, 2026 (284,940,888 shares)	$4.0	$3,603.3	$32,022.9	$(12,004.4)	$573.2	$24,199.0
Net income	—	—	904.9	—	13.8	918.7
Stock issued under employee benefit plans (18,767 shares)	—	0.9	—	—	—	0.9
Cash paid for shares withheld for taxes	—	(0.8)	—	—	—	(0.8)
Stock-based compensation expense	—	31.5	—	—	—	31.5
Cash dividends declared ($0.45 per share)	—	—	(127.1)	—	—	(127.1)
Repurchases of common stock (4,229,461 shares)	—	—	—	(615.7)	—	(615.7)
Balances at June 30, 2026 (280,730,194 shares)	$4.0	$3,634.9	$32,800.7	$(12,620.1)	$587.0	$24,406.5

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Non-controlling Interests	Total Equity
	(In millions, except common stock share data) (Unaudited)
Balances at September 30, 2024 (324,027,360 shares)	$4.0	$3,490.7	$27,951.0	$(6,132.9)	$511.6	$25,824.4
Net income	—	—	844.9	—	7.0	851.9
Stock issued under employee benefit plans (427,607 shares)	—	2.5	—	—	—	2.5
Cash paid for shares withheld for taxes	—	(27.6)	—	—	—	(27.6)
Stock-based compensation expense	—	43.0	—	—	—	43.0
Cash dividends declared ($0.40 per share)	—	—	(128.5)	—	—	(128.5)
Repurchases of common stock (6,802,767 shares)	—	—	—	(1,102.8)	—	(1,102.8)
Change of ownership interest in Forestar	—	(0.4)	—	—	0.4	—
Balances at December 31, 2024 (317,652,200 shares)	$4.0	$3,508.2	$28,667.4	$(7,235.7)	$519.0	$25,462.9
Net income	—	—	810.4	—	8.7	819.1
Stock issued under employee benefit plans (633,434 shares)	—	8.4	—	—	—	8.4
Cash paid for shares withheld for taxes	—	(35.8)	—	—	—	(35.8)
Stock-based compensation expense	—	32.2	—	—	—	32.2
Cash dividends declared ($0.40 per share)	—	—	(125.5)	—	—	(125.5)
Repurchases of common stock (9,656,574 shares)	—	—	—	(1,303.1)	—	(1,303.1)
Change of ownership in Forestar	—	(3.4)	—	—	3.9	0.5
Balances at March 31, 2025 (308,629,060 shares)	$4.0	$3,509.6	$29,352.3	$(8,538.8)	$531.6	$24,858.7
Net income	—	—	1,024.6	—	8.5	1,033.1
Stock issued under employee benefit plans (30,611 shares)	—	2.0	—	—	—	2.0
Cash paid for shares withheld for taxes	—	(0.8)	—	—	—	(0.8)
Stock-based compensation expense	—	25.9	—	—	—	25.9
Cash dividends declared ($0.40 per share)	—	—	(122.4)	—	—	(122.4)
Repurchases of common stock (9,714,653 shares)	—	—	—	(1,203.5)	—	(1,203.5)
Balances at June 30, 2025 (298,945,018 shares)	$4.0	$3,536.7	$30,254.5	$(9,742.3)	$540.1	$24,593.0

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2026	2025
	(In millions) (Unaudited)
OPERATING ACTIVITIES
Net income	$2,178.1	$2,704.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84.8	73.9
Stock-based compensation expense	107.5	101.1
Deferred income taxes	88.0	101.2
Inventory and land option charges	65.2	100.8
Changes in operating assets and liabilities:
Increase in construction in progress and finished homes	(1,417.2)	(146.1)
Decrease (increase) in residential land and lots – developed, under development, held for development and held for sale	372.3	(1,481.1)
Increase in rental properties	(342.9)	(230.8)
Increase in other assets	(108.8)	(136.5)
Increase in mortgage loans held for sale	(424.1)	(290.2)
Increase in accounts payable, accrued expenses and other liabilities	277.9	152.7
Net cash provided by operating activities	880.8	949.1
INVESTING ACTIVITIES
Expenditures for property and equipment	(106.6)	(93.6)
Proceeds from sale of assets	—	18.4
Payments related to business acquisitions, net of cash acquired	(87.9)	(53.1)
Other investing activities	(19.0)	4.8
Net cash used in investing activities	(213.5)	(123.5)
FINANCING ACTIVITIES
Proceeds from notes payable	3,495.0	3,012.0
Repayment of notes payable	(2,789.9)	(1,891.1)
Borrowings on mortgage repurchase facilities, net	404.9	170.4
Proceeds from stock associated with certain employee benefit plans	8.9	8.5
Cash paid for shares withheld for taxes	(55.2)	(64.2)
Cash dividends paid	(388.3)	(376.4)
Repurchases of common stock	(2,209.4)	(3,576.3)
Net other financing activities	(31.7)	12.4
Net cash used in financing activities	(1,565.7)	(2,704.7)
Net decrease in cash, cash equivalents and restricted cash	(898.4)	(1,879.1)
Cash, cash equivalents and restricted cash at beginning of period	3,033.3	4,544.0
Cash, cash equivalents and restricted cash at end of period	$2,134.9	$2,664.9

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Notes payable issued for inventory	$—	$5.5
Stock issued under employee incentive plans	$114.0	$147.2
Repurchases of common stock not settled	$—	$23.2

See accompanying notes to consolidated financial statements.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2026

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited, consolidated financial statements include the accounts of D.R. Horton, Inc. and all of its wholly owned, majority-owned and controlled subsidiaries, which are collectively referred to as the Company, unless the context otherwise requires. Noncontrolling interests represent the proportionate equity interests in consolidated entities that are not 100% owned by the Company. As of June 30, 2026, the Company owned a 62% controlling interest in Forestar Group Inc. (Forestar) and therefore is required to consolidate 100% of Forestar within its consolidated financial statements, and the 38% interest the Company does not own is accounted for as noncontrolling interests. All intercompany accounts, transactions and balances have been eliminated in consolidation.

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

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2026 or subsequent periods.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes - Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation and modifies other income tax related disclosures. The standard became effective for the Company’s annual periods beginning in fiscal 2026. The standard will impact certain of the Company’s income tax disclosures but will not impact its consolidated financial statements.

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
June 30, 2026

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
June 30, 2026

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

	June 30, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Assets
Cash and cash equivalents	$1,268.8	$118.4	$394.9	$255.5	$41.1	$2,078.7
Restricted cash	25.5	4.3	—	26.4	—	56.2
Inventories:
Construction in progress and finished homes	9,218.1	—	—	—	(134.2)	9,083.9
Residential land and lots — developed and under development	12,012.4	—	2,557.5	—	(251.0)	14,318.9
Land held for development	52.6	—	154.0	—	—	206.6
Land held for sale	31.7	—	—	—	—	31.7
Rental properties	—	3,054.9	—	—	(9.1)	3,045.8
	21,314.8	3,054.9	2,711.5	—	(394.3)	26,686.9
Mortgage loans held for sale	—	—	—	2,990.6	—	2,990.6
Deferred tax asset, net	45.4	(42.2)	—	—	(3.2)	—
Property and equipment, net	572.8	0.6	7.3	3.9	22.9	607.5
Other assets	3,528.5	55.8	106.9	213.5	23.2	3,927.9
Goodwill	134.3	—	—	—	29.2	163.5
	$26,890.1	$3,191.8	$3,220.6	$3,489.9	$(281.1)	$36,511.3
Liabilities
Accounts payable	$1,212.8	$217.0	$65.3	$0.3	$(107.0)	$1,388.4
Deferred tax liability, net	—	—	92.8	—	(49.4)	43.4
Accrued expenses and other liabilities	3,145.4	47.7	410.9	339.3	(382.9)	3,560.4
Notes payable	3,685.3	820.3	793.8	1,813.2	—	7,112.6
	$8,043.5	$1,085.0	$1,362.8	$2,152.8	$(539.3)	$12,104.8
_______________
(1)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

	Three Months Ended June 30, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,681.9	$—	$—	$—	$—	$8,681.9
Land/lot sales and other	4.3	—	407.0	—	(352.9)	58.4
Rental property sales	—	266.1	—	—	—	266.1
Financial services	—	—	—	220.7	—	220.7
	8,686.2	266.1	407.0	220.7	(352.9)	9,227.1
Cost of sales
Home sales (2)	6,884.6	—	—	—	(75.0)	6,809.6
Land/lot sales and other	3.0	—	322.1	—	(290.5)	34.6
Rental property sales	—	218.0	—	—	(3.2)	214.8
Inventory and land option charges	21.0	0.1	0.8	—	—	21.9
	6,908.6	218.1	322.9	—	(368.7)	7,080.9
Selling, general and administrative expense	720.6	55.5	38.3	172.1	4.7	991.2
Other (income) expense (3)	(9.6)	(38.5)	(2.9)	(21.7)	1.5	(71.2)
Income before income taxes	$1,066.6	$31.0	$48.7	$70.3	$9.6	$1,226.2
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
(3)Other (income) expense primarily includes interest and rental income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

	Nine Months Ended June 30, 2026
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,240.1	$—	$—	$—	$—	$22,240.1
Land/lot sales and other	38.2	—	1,054.3	—	(846.0)	246.5
Rental property sales	—	587.4	—	—	—	587.4
Financial services	—	—	—	598.2	—	598.2
	22,278.3	587.4	1,054.3	598.2	(846.0)	23,672.2
Cost of sales
Home sales (2)	17,695.3	—	—	—	(191.1)	17,504.2
Land/lot sales and other	29.6	—	827.1	—	(688.2)	168.5
Rental property sales	—	493.8	—	—	(3.8)	490.0
Inventory and land option charges	56.7	0.4	7.9	—	0.2	65.2
	17,781.6	494.2	835.0	—	(882.9)	18,227.9
Selling, general and administrative expense	2,002.0	154.4	112.7	477.0	13.6	2,759.7
Other (income) expense (3)	(37.9)	(104.7)	(6.8)	(58.8)	1.2	(207.0)
Income before income taxes	$2,532.6	$43.5	$113.4	$180.0	$22.1	$2,891.6
Summary Cash Flow Information
Depreciation and amortization	$79.1	$1.3	$2.4	$1.5	$0.5	$84.8
Cash provided by (used in) operating activities	$1,349.5	$(324.6)	$27.6	$(221.7)	$50.0	$880.8
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
(3)Other (income) expense primarily includes interest and rental income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

	Three Months Ended June 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$8,561.0	$—	$—	$—	$—	$8,561.0
Land/lot sales and other	19.8	—	390.5	—	(354.1)	56.2
Rental property sales	—	380.7	—	—	—	380.7
Financial services	—	—	—	227.8	—	227.8
	8,580.8	380.7	390.5	227.8	(354.1)	9,225.7
Cost of sales
Home sales (2)	6,691.6	—	—	—	(62.2)	6,629.4
Land/lot sales and other	17.0	—	308.9	—	(288.0)	37.9
Rental property sales	—	295.6	—	—	(0.6)	295.0
Inventory and land option charges	51.9	0.4	1.9	—	—	54.2
	6,760.5	296.0	310.8	—	(350.8)	7,016.5
Selling, general and administrative expense	670.0	61.4	37.4	171.0	4.5	944.3
Other (income) expense (3)	(36.0)	(31.5)	(1.3)	(24.5)	0.1	(93.2)
Income before income taxes	$1,186.3	$54.8	$43.6	$81.3	$(7.9)	$1,358.1
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
(3)Other (income) expense primarily includes interest and rental income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

	Nine Months Ended June 30, 2025
	Homebuilding	Rental	Forestar	Financial Services	Eliminations and Other (1)	Consolidated
	(In millions)
Revenues
Home sales	$22,887.9	$—	$—	$—	$—	$22,887.9
Land/lot sales and other	63.1	—	991.9	—	(828.3)	226.7
Rental property sales	—	835.0	—	—	—	835.0
Financial services	—	—	—	623.0	—	623.0
	22,951.0	835.0	991.9	623.0	(828.3)	24,572.6
Cost of sales
Home sales (2)	17,828.4	—	—	—	(165.3)	17,663.1
Land/lot sales and other	33.7	—	774.1	—	(675.8)	132.0
Rental property sales	—	657.8	—	—	(0.6)	657.2
Inventory and land option charges	93.2	4.3	3.9	—	(0.6)	100.8
	17,955.3	662.1	778.0	—	(842.3)	18,553.1
Selling, general and administrative expense	1,944.5	165.8	111.8	485.4	13.6	2,721.1
Other (income) expense (3)	(83.0)	(82.3)	(4.1)	(65.4)	(1.9)	(236.7)
Income before income taxes	$3,134.2	$89.4	$106.2	$203.0	$2.3	$3,535.1
Summary Cash Flow Information
Depreciation and amortization	$68.1	$1.5	$2.6	$1.4	$0.3	$73.9
Cash provided by (used in) operating activities	$1,738.6	$(294.5)	$(453.9)	$(20.1)	$(21.0)	$949.1
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
(3)Other (income) expense primarily includes interest and rental income but also consists of various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

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

Homebuilding Results by Reporting Segment	Three Months Ended June 30, 2026
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$652.0	$1,171.6	$1,967.1	$1,916.5	$1,754.5	$1,220.2	$8,681.9
Land/lot sales and other	0.3	—	0.4	2.9	0.4	0.3	4.3
	652.3	1,171.6	1,967.5	1,919.4	1,754.9	1,220.5	8,686.2
Cost of sales
Home sales	525.3	943.0	1,537.4	1,525.7	1,390.6	962.6	6,884.6
Land/lot sales and other	0.3	(0.2)	—	2.9	—	—	3.0
Inventory and land option charges	0.2	1.1	7.2	3.5	6.8	2.2	21.0
	525.8	943.9	1,544.6	1,532.1	1,397.4	964.8	6,908.6
Selling, general and administrative expense	60.2	92.8	155.1	158.1	152.5	101.9	720.6
Other (income) expense	(2.0)	(1.1)	(1.7)	(1.6)	(1.7)	(1.5)	(9.6)
Income before income taxes	$68.3	$136.0	$269.5	$230.8	$206.7	$155.3	$1,066.6

	Nine Months Ended June 30, 2026
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$1,737.9	$3,086.6	$4,867.9	$4,921.1	$4,386.7	$3,239.9	$22,240.1
Land/lot sales and other	0.8	14.9	0.8	14.8	0.6	6.3	38.2
	1,738.7	3,101.5	4,868.7	4,935.9	4,387.3	3,246.2	22,278.3
Cost of sales
Home sales	1,393.3	2,486.4	3,817.3	3,942.9	3,499.5	2,555.9	17,695.3
Land/lot sales and other	0.4	12.1	—	12.6	—	4.5	29.6
Inventory and land option charges	0.8	5.2	23.0	9.8	13.5	4.4	56.7
	1,394.5	2,503.7	3,840.3	3,965.3	3,513.0	2,564.8	17,781.6
Selling, general and administrative expense	166.2	264.6	425.7	439.5	416.4	289.6	2,002.0
Other (income) expense	(4.3)	(5.6)	(6.6)	(8.4)	(7.0)	(6.0)	(37.9)
Income before income taxes	$182.3	$338.8	$609.3	$539.5	$464.9	$397.8	$2,532.6

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

Homebuilding Results by Reporting Segment	Three Months Ended June 30, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$698.8	$1,166.2	$1,938.2	$1,923.2	$1,668.3	$1,166.3	$8,561.0
Land/lot sales and other	0.1	16.2	2.6	0.3	0.2	0.4	19.8
	698.9	1,182.4	1,940.8	1,923.5	1,668.5	1,166.7	8,580.8
Cost of sales
Home sales	532.4	924.3	1,503.4	1,530.5	1,301.4	899.6	6,691.6
Land/lot sales and other	—	15.1	1.7	0.1	—	0.1	17.0
Inventory and land option charges	0.3	6.5	7.6	22.6	11.6	3.3	51.9
	532.7	945.9	1,512.7	1,553.2	1,313.0	903.0	6,760.5
Selling, general and administrative expense	53.1	89.5	144.8	153.1	132.9	96.6	670.0
Other (income) expense	(3.3)	(5.7)	(6.9)	(7.4)	(7.8)	(4.9)	(36.0)
Income before income taxes	$116.4	$152.7	$290.2	$224.6	$230.4	$172.0	$1,186.3

	Nine Months Ended June 30, 2025
	Northwest	Southwest	South Central	Southeast	East	North	Total
	(In millions)
Revenues
Home sales	$1,892.3	$3,369.7	$4,954.7	$5,255.5	$4,336.5	$3,079.2	$22,887.9
Land/lot sales and other	0.2	16.5	3.7	31.6	6.6	4.5	63.1
	1,892.5	3,386.2	4,958.4	5,287.1	4,343.1	3,083.7	22,951.0
Cost of sales
Home sales	1,447.5	2,654.0	3,835.6	4,158.4	3,350.7	2,382.2	17,828.4
Land/lot sales and other	—	14.9	2.1	9.2	4.7	2.8	33.7
Inventory and land option charges	3.4	12.8	13.2	35.5	22.4	5.9	93.2
	1,450.9	2,681.7	3,850.9	4,203.1	3,377.8	2,390.9	17,955.3
Selling, general and administrative expense	162.8	272.7	405.1	442.8	385.1	276.0	1,944.5
Other (income) expense	(7.5)	(12.6)	(17.5)	(17.5)	(16.4)	(11.5)	(83.0)
Income before income taxes	$286.3	$444.4	$719.9	$658.7	$596.6	$428.3	$3,134.2

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

The Company’s total inventories are disaggregated into the individual reporting segments in the table below. Inventories are the only assets included in the measure of segment assets used by the Company’s chief operating decision makers.

Inventories by Reporting Segment	June 30, 2026	September 30, 2025
	(In millions)
Homebuilding
Northwest	$1,906.6	$1,891.8
Southwest	3,084.8	3,068.5
South Central	4,070.3	3,931.9
Southeast	4,226.4	4,061.8
East	4,825.9	4,397.7
North	2,822.4	2,637.6
Corporate and unallocated (1)	378.4	327.2
Total Homebuilding	21,314.8	20,316.5
Rental	3,054.9	2,710.4
Forestar	2,711.5	2,645.1
Eliminations and other (2)	(394.3)	(384.7)
Consolidated inventories	$26,686.9	$25,287.3
____________________________
(1)Corporate and unallocated consists primarily of homebuilding capitalized interest and property taxes.
(2)Amounts include the balances of the Company’s other businesses and the elimination of intercompany transactions.

NOTE C – INVENTORIES

At the end of each quarter, the Company reviews the performance and outlook for all of its communities and land inventories for indicators of potential impairment and performs detailed impairment evaluations and analyses when necessary. As of June 30, 2026, the Company performed detailed impairment evaluations of communities and land inventories and determined that communities with a combined carrying value of $14.3 million were impaired on a non-recurring basis using Level 3 inputs. As a result, impairment charges of $3.7 million were recorded during the three months ended June 30, 2026 to reduce the carrying value of the related inventories to fair value. During the nine months ended June 30, 2026, impairment charges totaled $6.7 million. There were $15.9 million and $24.5 million of impairment charges recorded in the three and nine months ended June 30, 2025, respectively.

During the three and nine months ended June 30, 2026, earnest money and pre-acquisition cost write-offs related to land purchase contracts that the Company has terminated or expects to terminate were $18.2 million and $58.5 million, respectively, compared to $38.3 million and $76.3 million in the prior year periods. Inventory impairments and land option charges are included in cost of sales in the consolidated statements of operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

NOTE D – NOTES PAYABLE

The Company’s notes payable at their carrying amounts consist of the following:

	June 30, 2026	September 30, 2025
	(In millions)
Homebuilding
Revolving credit facility	$500.0	$—
1.3% senior notes due 2026 (1)	599.7	598.8
1.4% senior notes due 2027 (1)	498.9	498.2
4.85% senior notes due 2030 (1)	496.1	495.5
5.0% senior notes due 2034 (1)	688.6	687.7
5.5% senior notes due 2035 (1)	694.0	693.6
Other notes	208.0	180.6
	3,685.3	3,154.4
Rental
Revolving credit facility	820.0	600.0
Other notes	0.3	—
	820.3	600.0
Forestar
Revolving credit facility	—	—
5.0% senior notes due 2028 (2)	299.1	298.7
6.5% senior notes due 2033 (2)	494.7	494.2
Other notes	—	9.9
	793.8	802.8
Financial Services
Mortgage repurchase facilities:
Committed facility	1,512.1	1,103.5
Uncommitted facility	301.1	304.8
	1,813.2	1,408.3
Total notes payable (3)	$7,112.6	$5,965.5
_____________
(1)Debt issuance costs that were deducted from the carrying amounts of the homebuilding senior notes totaled $16.3 million and $18.9 million at June 30, 2026 and September 30, 2025, respectively.
(2)Debt issuance costs that were deducted from the carrying amount of Forestar’s senior notes totaled $6.2 million and $7.2 million at June 30, 2026 and September 30, 2025, respectively.
(3)The fair value of notes payable at June 30, 2026 totaled $7.1 billion, of which $3.8 billion were measured using Level 2 inputs and $3.3 billion were measured using Level 3 inputs. The fair value of notes payable at September 30, 2025 totaled $6.0 billion, of which $3.8 billion were measured using Level 2 inputs and $2.2 billion were measured using Level 3 inputs. The Level 2 inputs primarily relate to senior notes, and the Level 3 inputs primarily relate to the revolving credit and mortgage repurchase facilities and approximate carrying value due to their short-term nature and/or floating interest rate terms.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
Homebuilding

The Company has a senior unsecured homebuilding revolving credit facility that was amended in March 2026 to increase its capacity from $2.3 billion to $3.3 billion. The amendment also extended the maturity dates of the facility. Of the total commitments, $265 million matures on October 28, 2027, $1.0 billion matures on March 27, 2029 and $2.0 billion matures on March 27, 2031. The facility has an uncommitted accordion feature that allows for an increase in its size to $4.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were $500 million of borrowings outstanding at a 4.5% annual interest rate and $240.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.6 billion.

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

At June 30, 2026, the Company had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing the senior notes imposes restrictions on the creation of secured debt and liens.

D.R. Horton has an automatically effective universal shelf registration statement filed with the Securities and Exchange Commission (SEC) in July 2024, registering debt and equity securities that the Company may issue from time to time in amounts to be determined.

At June 30, 2026, the Company was in compliance with all of the covenants, limitations and restrictions of its homebuilding revolving credit facility and public debt obligations. The Company’s homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

In July 2024, the Board of Directors authorized the repurchase of up to $500 million of the Company’s debt securities. The authorization has no expiration date. All of the $500 million authorization was remaining at June 30, 2026.

Rental

The Company’s rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The facility was amended in March 2026 to extend its maturity date to March 27, 2030. At June 30, 2026, there were $820 million of borrowings outstanding at a 5.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $230 million.

The rental revolving credit facility includes customary affirmative and negative covenants, events of default and financial covenants. The financial covenants require DRH Rental to maintain a minimum level of tangible net worth, a minimum level of liquidity and a maximum allowable leverage ratio. These covenants are measured as defined in the credit agreement governing the facility and are reported to the lenders quarterly. A failure to comply with these financial covenants could allow the lending banks to terminate the availability of funds under the revolving credit facility or cause any outstanding borrowings to become due and payable prior to maturity. At June 30, 2026, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility.

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

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

Forestar

Forestar has a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $65 million matures on October 28, 2026 and $650 million matures on December 18, 2029. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were no borrowings outstanding and $45.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $669.9 million.

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

At June 30, 2026, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or financial services operations.

In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. The authorization has no expiration date. All of the $30 million authorization was remaining at June 30, 2026.

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

In May 2026, the committed mortgage repurchase facility was amended to increase its capacity to $1.925 billion and extend its maturity date to May 4, 2029. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2026, DHI Mortgage had an obligation of $1.5 billion under the committed mortgage repurchase facility at a 5.6% annual interest rate.

At June 30, 2026, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $301.1 million at a 4.9% annual interest rate.

At June 30, 2026, $2.74 billion of mortgage loans held for sale with a collateral value of $2.69 billion were pledged under the committed mortgage repurchase facility, and $332.6 million of mortgage loans held for sale with a collateral value of $310.0 million were pledged under the uncommitted mortgage repurchase facility.

The facilities contain financial covenants as to the mortgage subsidiary’s minimum required tangible net worth, its maximum allowable indebtedness to tangible net worth ratio and its minimum required liquidity. At June 30, 2026, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of the Company’s homebuilding, rental or Forestar operations.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
NOTE E – CAPITALIZED INTEREST

The Company capitalizes interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. During periods in which the Company’s active inventory is lower than its debt level, a portion of the interest incurred is reflected as interest expense in the period incurred. During the first nine months of fiscal 2026 and fiscal 2025, the Company’s active inventory exceeded its debt level, and all interest incurred was capitalized to inventory.

The following table summarizes the Company’s interest costs incurred, capitalized and expensed during the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Capitalized interest, beginning of period	$485.8	$394.5	$438.7	$355.1
Interest incurred (1)	73.4	71.3	189.9	173.2
Interest charged to cost of sales	(46.1)	(38.4)	(115.5)	(100.9)
Capitalized interest, end of period	$513.1	$427.4	$513.1	$427.4
__________________
(1)    Interest incurred includes (a) interest on the Company’s mortgage repurchase facilities of $7.6 million and $16.6 million in the three and nine months ended June 30, 2026, respectively, and $10.3 million and $25.8 million in the prior year periods; (b) Forestar interest of $12.4 million and $37.4 million in the three and nine months ended June 30, 2026, respectively, and $13.4 million and $32.3 million in the prior year periods; and (c) interest on the rental revolving credit facility of $10.1 million and $29.5 million in the three and nine months ended June 30, 2026, respectively, and $16.6 million and $45.3 million in the prior year periods.

NOTE F – MORTGAGE LOANS

Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. The Company typically sells the servicing rights for the majority of loans when the loans are sold. Servicing rights retained are typically sold within six months of loan origination. At June 30, 2026, mortgage loans held for sale of $3.0 billion had an aggregate outstanding principal balance of $3.1 billion. At September 30, 2025, mortgage loans held for sale of $2.6 billion had an aggregate outstanding principal balance of $2.7 billion. Mortgage loans held for sale at both dates were primarily composed of mortgage loans measured at fair value on a recurring basis using Level 2 inputs.

During the nine months ended June 30, 2026 and 2025, mortgage loans originated totaled $17.2 billion and $17.1 billion, respectively, and mortgage loans sold totaled $16.7 billion in both periods. The Company had gains on sales of loans and servicing rights of $142.1 million and $394.0 million during the three and nine months ended June 30, 2026, respectively, compared to $152.8 million and $423.9 million in the prior year periods. Net gains on sales of loans and servicing rights are included in revenues in the consolidated statements of operations. During the nine months ended June 30, 2026, approximately 74% of the Company’s mortgage loans were sold directly to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or into securities backed by the Government National Mortgage Association (Ginnie Mae), and 18% were sold to one other major financial entity.

The Company also uses hedging instruments as part of a program to offer below market interest rate financing to its homebuyers. At June 30, 2026 and September 30, 2025, the Company had mortgage-backed securities (MBS) totaling $1.0 billion and $677.5 million, respectively, that did not yet have interest rate lock commitments (IRLCs) or closed loans created or assigned. The Company recorded assets of $2.8 million and $1.9 million at June 30, 2026 and September 30, 2025, respectively, for the fair value of such MBS position, which is measured using Level 2 inputs.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
The Company is party to IRLCs, which are extended to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. At June 30, 2026 and September 30, 2025, the notional amount of IRLCs, which are accounted for as derivative instruments recorded at fair value using Level 3 inputs, totaled $3.0 billion and $2.1 billion, respectively.

NOTE G – INCOME TAXES

The Company’s income tax expense for the three and nine months ended June 30, 2026 was $307.5 million and $713.5 million, respectively, compared to $325.0 million and $831.0 million in the prior year periods. The effective tax rate was 25.1% and 24.7% for the three and nine months ended June 30, 2026, respectively, compared to 23.9% and 23.5% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

At June 30, 2026, the Company had deferred tax liabilities, net of deferred tax assets, of $43.4 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. At September 30, 2025, the Company had deferred tax assets, net of deferred tax liabilities, of $44.5 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. The valuation allowance for both periods relates to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. The Company will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to the remaining state NOL and tax credit carryforwards. Reversal of any portion of the valuation allowance in future periods would impact the Company’s effective tax rate.

NOTE H – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share. For the three and nine months ended June 30, 2025, the Company excluded 1.2 million and 0.8 million employee stock awards, respectively, from the calculation of diluted earnings per share as the impact of these awards was anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Numerator:
Net income attributable to D.R. Horton, Inc.	$904.9	$1,024.6	$2,147.6	$2,679.9
Denominator:
Denominator for basic earnings per share — weighted average shares	282.2	304.1	287.5	312.7
Effect of dilutive securities:
Employee stock awards	0.8	0.8	0.9	1.4
Denominator for diluted earnings per share — adjusted weighted average shares	283.0	304.9	288.4	314.1
Basic net income per share attributable to D.R. Horton, Inc.	$3.21	$3.37	$7.47	$8.57
Diluted net income per share attributable to D.R. Horton, Inc.	$3.20	$3.36	$7.45	$8.53

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
NOTE I – STOCKHOLDERS’ EQUITY

D.R. Horton has an automatically effective universal shelf registration statement, filed with the SEC in July 2024, registering debt and equity securities that it may issue from time to time in amounts to be determined.

In April 2025, the Board of Directors authorized the repurchase of up to $5.0 billion of the Company’s common stock. The authorization has no expiration date. During the nine months ended June 30, 2026, the Company repurchased 14.6 million shares of its common stock at a total cost including commissions and excise taxes of $2.2 billion. At June 30, 2026, there was $1.1 billion remaining on the repurchase authorization.

During each of the first three quarters of fiscal 2026, the Board of Directors approved a quarterly cash dividend of $0.45 per share, the most recent of which was paid on May 14, 2026 to stockholders of record on May 7, 2026. Cash dividends declared and paid in the three and nine months ended June 30, 2026 totaled $127.1 million and $388.3 million, respectively. In July 2026, the Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on August 13, 2026 to stockholders of record on August 6, 2026.

Forestar has an effective shelf registration statement, filed with the SEC in September 2024, registering $750 million of equity securities, of which $300 million is reserved for sales under its at-the-market equity offering (ATM) program that was entered into in November 2024. During the nine months ended June 30, 2026, there were no shares issued under the ATM program. At June 30, 2026, the full $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

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

In October 2025, the Company granted 374,025 PSUs to its executive officers and other key employees. The number of units that ultimately vest depends on the Company’s relative position compared to its peers in achieving each of the performance criteria and can range from 0% to 300% of the number of units granted. These awards vest at the end of a three-year performance period ending September 30, 2028. The grant date fair value of these equity awards was $157.79 per unit. Compensation expense related to this grant was $2.7 million and $11.6 million in the three and nine months ended June 30, 2026, respectively, based on an estimate of the Company’s performance against a market index or its peer group, the elapsed portion of the performance period and the grant date fair value of the award.

During the nine months ended June 30, 2026, the Company granted approximately 670,000 RSUs to approximately 1,600 recipients, including executive officers, other key employees and non-management directors. The weighted average grant date fair value of these equity awards was $143.05 per unit, and they vest annually in equal installments over periods of three to five years. Compensation expense related to these grants was $4.9 million and $21.7 million in the three and nine months ended June 30, 2026, respectively. Compensation expense in the nine month period included $8.1 million of expense recognized for employees that were retirement eligible on the date of grant.

Total stock-based compensation expense related to the Company’s equity awards was $27.7 million and $97.2 million during the three and nine months ended June 30, 2026, respectively, compared to $23.4 million and $93.2 million during the three and nine months ended June 30, 2025.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
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

Changes in the Company’s warranty liability during the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Warranty liability, beginning of period	$546.5	$557.3	$566.2	$566.9
Warranties issued	49.6	51.5	129.5	138.5
Changes in liability for pre-existing warranties	(26.2)	(13.4)	(85.8)	(51.4)
Settlements made	(19.2)	(30.7)	(59.2)	(89.3)
Warranty liability, end of period	$550.7	$564.7	$550.7	$564.7

Legal Claims and Insurance

The Company is named as a defendant in various claims, complaints and other legal actions in the ordinary course of business. At any point in time, the Company is managing several hundred individual claims related to construction defect matters, personal injury claims, employment matters, land development issues, contract disputes and other matters. The Company has established reserves for these contingencies based on the estimated costs of pending claims and the estimated costs of anticipated future claims related to previously closed homes. The estimated liabilities for these contingencies were $1.1 billion at both June 30, 2026 and September 30, 2025 and are included in accrued expenses and other liabilities in the consolidated balance sheets. Approximately 99% and 98% of these reserves related to construction defect matters at June 30, 2026 and September 30, 2025, respectively. Expenses related to the Company’s legal contingencies were $119.4 million and $142.5 million in the nine months ended June 30, 2026 and 2025, respectively.

Changes in the Company’s legal claims reserves during the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Reserves for legal claims, beginning of period	$1,136.7	$991.3	$1,143.6	$949.6
Increase in reserves	37.1	59.7	87.3	132.3
Payments	(34.7)	(14.9)	(91.8)	(45.8)
Reserves for legal claims, end of period	$1,139.1	$1,036.1	$1,139.1	$1,036.1

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026
The Company estimates and records receivables under its applicable insurance policies related to its estimated contingencies for known claims and anticipated future construction defect claims on previously closed homes and other legal claims and lawsuits incurred in the ordinary course of business when recovery is probable. However, because the self-insured retentions under these policies are significant, and the limits of the policies are finite, the Company anticipates it may be in large part self-insured. Since June 1, 2021, except for contractual risk transfer, the Company is almost exclusively self-insured for construction defect exposures. The Company’s estimated insurance receivables from estimated losses for pending legal claims and anticipated future claims related to previously closed homes totaled $123.6 million, $167.0 million and $138.5 million at June 30, 2026, September 30, 2025 and June 30, 2025, respectively, and are included in other assets in the consolidated balance sheets. The Company also contractually requires major subcontractors in most markets to have general liability insurance, which includes construction defect coverage.

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

At June 30, 2026, the Company had total deposits of $2.5 billion, consisting of cash deposits of $2.3 billion and promissory notes and surety bonds of $190.3 million, related to contracts to purchase land and lots with a total remaining purchase price of approximately $27.5 billion. Of these amounts, $210.1 million of the deposits related to contracts with Forestar to purchase land and lots with a remaining purchase price of $2.1 billion. A limited number of the homebuilding land and lot purchase contracts at June 30, 2026, representing $71.3 million of remaining purchase price, were subject to specific performance provisions that may require the Company to purchase the land or lots upon the land sellers meeting their respective contractual obligations. Of the $71.3 million remaining purchase price subject to specific performance provisions, $19.6 million related to contracts between the homebuilding segment and Forestar.

During the three and nine months ended June 30, 2026, Forestar reimbursed the homebuilding segment $0.7 million and $4.2 million, respectively, for previously paid earnest money and $7.0 million and $27.0 million, respectively, for pre-acquisition and other due diligence costs related to land purchase contracts whereby the homebuilding segment assigned its rights under contract to Forestar. During the three and nine months ended June 30, 2025, Forestar reimbursed the homebuilding segment $4.2 million and $18.8 million, respectively, for previously paid earnest money and $9.5 million and $17.7 million, respectively, for such pre-acquisition and due diligence costs.

Other Commitments

At June 30, 2026, the Company had outstanding surety bonds of $3.4 billion and letters of credit of $285.4 million to secure performance under various contracts. Of the total letters of credit, $240.3 million were issued under the homebuilding revolving credit facility and $45.1 million were issued under Forestar’s revolving credit facility.

D.R. HORTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
June 30, 2026

NOTE L – OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s other assets at June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
	(In millions)
Earnest money and refundable deposits	$2,529.4	$2,362.9
Water rights and other water-related assets	333.1	333.0
Pledged reimbursements asset	239.7	251.4
Insurance receivables	123.6	167.0
Other receivables	159.6	164.0
Prepaid assets	128.6	134.5
Contract assets - insurance agency commissions	138.0	127.9
Lease right of use assets	67.2	63.0
Margin deposits related to hedging instruments	10.2	47.9
Interest rate lock commitments	28.7	42.7
Mortgage servicing rights	35.8	27.1
Mortgage hedging instruments and commitments	28.7	0.6
Other	105.3	75.2
	$3,927.9	$3,797.2

The Company’s accrued expenses and other liabilities at June 30, 2026 and September 30, 2025 were as follows:

	June 30, 2026	September 30, 2025
	(In millions)
Reserves for legal claims	$1,139.1	$1,143.6
Employee compensation and related liabilities	602.5	598.7
Warranty liability	550.7	566.2
Inventory related accruals	524.2	497.3
Pledged reimbursements liability	239.7	251.4
Accrued property taxes	68.0	82.7
Customer deposits	112.8	81.5
Lease liabilities	71.3	65.6
Accrued interest	40.5	60.5
Mortgage hedging instruments and commitments	0.2	34.1
Federal and state income tax liabilities	73.3	19.0
Broker deposits related to hedging instruments	2.5	—
Interest rate lock commitments	3.8	—
Other	131.8	141.0
	$3,560.4	$3,541.6

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

Our business operations consist of homebuilding, rental, a majority-owned residential lot development company, financial services and other activities. Homebuilding is our core business and primarily includes the construction and sale of single-family homes with sales prices generally ranging from $200,000 to more than $1,000,000, with an average closing price of $362,900 during the nine months ended June 30, 2026. Approximately 85% of our home sales revenue in the nine months ended June 30, 2026 was generated from the sale of single-family detached homes, with the remainder from the sale of attached homes, such as townhomes and duplexes.

We have closed 1.3 million homes during our 47-year history, and we have been the largest volume homebuilder in the United States every year since 2002. Our product offerings include a broad range of homes for entry-level, move-up, active adult and luxury buyers.

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

At June 30, 2026, we owned 62% of the outstanding shares of Forestar Group Inc. (Forestar), a publicly traded residential lot development company listed on the New York Stock Exchange and NYSE Texas under the ticker symbol “FOR.” Forestar operates across many of our homebuilding operating markets and is a key part of our homebuilding strategy to maintain relationships with land developers and control a large portion of our land and lot position through land purchase contracts.

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

OVERVIEW

During the nine months ended June 30, 2026, we closed 61,287 homes compared to 61,495 homes in the prior year period. Our home sales revenues decreased 3% and our consolidated revenues decreased 4% to $23.7 billion in the nine months ended June 30, 2026 compared to $24.6 billion in the prior year period. Our pre-tax income was $2.9 billion in the nine months ended June 30, 2026 compared to $3.5 billion in the prior year period, and pre-tax operating margin was 12.2% compared to 14.4%. Net income was $2.2 billion in the nine months ended June 30, 2026 compared to $2.7 billion in the prior year period, and diluted earnings per share were $7.45 compared to $8.53.

In the trailing twelve months ended June 30, 2026, our return on equity (ROE) was 12.8% compared to 16.1% in the prior year period, and return on assets (ROA) was 8.5% compared to 11.1%. ROE is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average stockholders’ equity, where average stockholders’ equity is the sum of ending stockholders’ equity balances for the trailing five quarters divided by five. ROA is calculated as net income attributable to D.R. Horton for the trailing twelve months divided by average consolidated assets, where average consolidated assets is the sum of total asset balances for the trailing five quarters divided by five.

During the third quarter, new home demand continued to be impacted by affordability constraints and cautious consumer sentiment. Our net sales orders and the value of those orders increased slightly compared to the prior year quarter. Home sales revenues increased 1% compared to the prior year quarter. Home sales gross margin was 20.7% for the third quarter, compared to 21.8% in the prior year quarter, reflecting the decline in our average sales price and higher sales incentives, including mortgage interest rate buydowns offered to support affordability for our homebuyers. We remain well positioned with our affordable product offerings and controlled lot supply, and we continue to manage home pricing, sales incentives and inventory levels based on demand within our local markets. We currently expect sales incentives to remain elevated during the remainder of fiscal 2026 and into fiscal 2027, and we will continue to adjust incentive levels based on changes in market conditions and mortgage interest rates.

We remain focused on our relationships with land developers across the country to maximize returns and capital efficiency. Within our homebuilding land and lot portfolio, lots controlled through purchase contracts represented 78% of the lots owned and controlled at June 30, 2026 compared to 75% at September 30, 2025 and 76% at June 30, 2025. We continue to prioritize the purchase of finished lots from Forestar and other land developers when possible. During the nine months ended June 30, 2026, 67% of the homes we closed were on lots developed by either Forestar or a third party compared to 65% in the prior year period.

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

STRATEGY

Our operating strategy focuses on consistently enhancing long-term value to our shareholders by leveraging our financial and competitive positions to maximize the returns on our inventory investments and generate strong profits and cash flows from operations, while managing risk and maintaining financial flexibility to navigate changing economic conditions. Our strategy includes the following initiatives:
•Developing and retaining highly experienced and productive teams of personnel that are aligned and focused on continuous improvement in our operational execution and financial performance.
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
•Investing in our rental operations to meet rental demand in high growth suburban markets and selling properties profitably.
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

KEY RESULTS

Key financial results as of and for the three months ended June 30, 2026, as compared to the same period of 2025 unless otherwise indicated, were as follows:

Consolidated Results:
•Consolidated revenues were essentially unchanged at $9.2 billion.
•Consolidated pre-tax income decreased 10% to $1.2 billion compared to $1.4 billion.
•Consolidated pre-tax income was 13.3% of consolidated revenues compared to 14.7%.
•Income tax expense was $307.5 million compared to $325.0 million, and our effective tax rate was 25.1% compared to 23.9%.
•Net income attributable to D.R. Horton decreased 12% to $904.9 million compared to $1.0 billion.
•Net income per diluted share attributable to D.R. Horton decreased 5% to $3.20 compared to $3.36.
•Stockholders’ equity was $23.8 billion compared to $24.2 billion and $24.1 billion at September 30, 2025 and June 30, 2025, respectively.
•Book value per share increased to $84.85 compared to $82.15 and $80.46 at September 30, 2025 and June 30, 2025, respectively.
•Debt to total capital was 23.0% compared to 19.8% and 23.2% at September 30, 2025 and June 30, 2025, respectively. Net debt to total capital was 17.4% compared to 11.0% and 16.2% at September 30, 2025 and June 30, 2025, respectively.

Homebuilding:
•Homebuilding revenues increased 1% to $8.7 billion compared to $8.6 billion.
•Homes closed increased 4% to 23,983 homes, while the average closing price of those homes decreased 2% to $362,000.
•Net sales orders of 23,084 homes and the value of net sales orders of $8.4 billion both increased slightly from the prior year.
•Sales order backlog increased 14% to 15,983 homes, and the value of sales order backlog increased 16% to $6.2 billion.
•Home sales gross margin was 20.7% compared to 21.8%.
•Homebuilding SG&A expense was 8.3% of homebuilding revenues compared to 7.8%.
•Homebuilding pre-tax income decreased 10% to $1.1 billion compared to $1.2 billion.
•Homebuilding pre-tax income was 12.3% of homebuilding revenues compared to 13.8%.
•Homebuilding cash and cash equivalents totaled $1.3 billion compared to $2.2 billion and $2.0 billion at September 30, 2025 and June 30, 2025, respectively.
•Homebuilding inventories totaled $21.3 billion compared to $20.3 billion and $21.1 billion at September 30, 2025 and June 30, 2025, respectively.
•Homes in inventory totaled 38,000 compared to 29,600 and 38,400 at September 30, 2025 and June 30, 2025, respectively.
•Owned lots totaled 126,600 compared to 147,000 and 145,900 at September 30, 2025 and June 30, 2025, respectively. Lots controlled through purchase contracts totaled 441,900 compared to 444,900 and 455,500 at September 30, 2025 and June 30, 2025, respectively.

•Homebuilding debt was $3.7 billion compared to $3.2 billion and $3.7 billion at September 30, 2025 and June 30, 2025, respectively.

Rental:
•Rental revenues were $266.1 million compared to $380.7 million.
•Single-family rental homes closed totaled 601 compared to 1,065.
•Multi-family rental units closed totaled 339 compared to 328.
•Rental pre-tax income was $31.0 million compared to $54.8 million.
•Rental inventory totaled $3.1 billion compared to $2.7 billion and $3.1 billion at September 30, 2025 and June 30, 2025, respectively.

Forestar:
•Forestar’s revenues increased 4% to $407.0 million compared to $390.5 million. Revenues in the current and prior year quarters included $360.5 million and $325.0 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold increased 1% to 3,659 compared to 3,605. Lots sold to D.R. Horton totaled 3,370 compared to 3,075.
•Forestar’s revenue from tract acres sold was $8.3 million compared to $3.6 million in the prior year quarter.
•Forestar’s pre-tax income increased 12% to $48.7 million compared to $43.6 million.
•Forestar’s pre-tax income was 12.0% of revenues compared to 11.2%.
•Forestar’s cash and cash equivalents totaled $394.9 million compared to $379.2 million and $189.2 million at September 30, 2025 and June 30, 2025, respectively.
•Forestar’s inventories totaled $2.7 billion compared to $2.6 billion and $2.8 billion at September 30, 2025 and June 30, 2025, respectively.
•Forestar’s owned and controlled lots totaled 91,700 compared to 99,800 and 102,300 at September 30, 2025 and June 30, 2025, respectively. Of these lots, 41,000 were under contract to sell to or subject to a right of first offer with D.R. Horton compared to 40,400 and 42,700 at September 30, 2025 and June 30, 2025, respectively.
•Forestar’s debt was $793.8 million compared to $802.8 million and $872.8 million at September 30, 2025 and June 30, 2025, respectively.
•Forestar’s debt to total capital was 30.0% compared to 31.2% and 34.2% at September 30, 2025 and June 30, 2025, respectively. Forestar’s net debt to total capital was 17.7% compared to 19.3% and 28.9% at September 30, 2025 and June 30, 2025, respectively.

Financial Services:
•Financial services revenues decreased 3% to $220.7 million compared to $227.8 million.
•Financial services pre-tax income decreased 14% to $70.3 million compared to $81.3 million.
•Financial services pre-tax income was 31.9% of financial services revenues compared to 35.7%.

Key financial results for the nine months ended June 30, 2026, as compared to the same period of 2025, were as follows:
Consolidated Results:
•Consolidated revenues decreased 4% to $23.7 billion compared to $24.6 billion.
•Consolidated pre-tax income decreased 18% to $2.9 billion compared to $3.5 billion.
•Consolidated pre-tax income was 12.2% of consolidated revenues compared to 14.4%.
•Income tax expense was $713.5 million compared to $831.0 million, and our effective tax rate was 24.7% compared to 23.5%.
•Net income attributable to D.R. Horton decreased 20% to $2.1 billion compared to $2.7 billion.
•Net income per diluted share attributable to D.R. Horton decreased 13% to $7.45 compared to $8.53.
•Net cash provided by operations was $880.8 million compared to $949.1 million.
Homebuilding:
•Homebuilding revenues decreased 3% to $22.3 billion compared to $23.0 billion.
•Homes closed decreased from 61,495 to 61,287 homes, and the average closing price of those homes decreased 2% to $362,900.
•Net sales orders increased 5% to 66,376 homes, and the value of net sales orders increased 4% to $24.3 billion.
•Home sales gross margin was 20.4% compared to 22.1%.
•Homebuilding SG&A expense was 9.0% of homebuilding revenues compared to 8.5%.
•Homebuilding pre-tax income decreased 19% to $2.5 billion compared to $3.1 billion.
•Homebuilding pre-tax income was 11.4% of homebuilding revenues compared to 13.7%.
•Net cash provided by homebuilding operations was $1.3 billion compared to $1.7 billion.
Rental:
•Rental revenues were $587.4 million compared to $835.0 million.
•Single-family rental homes closed totaled 1,564 compared to 1,895.
•Multi-family rental units closed totaled 555 compared to 1,132.
•Rental pre-tax income was $43.5 million compared to $89.4 million.
Forestar:
•Forestar’s revenues increased 6% to $1.1 billion compared to $991.9 million. Revenues in the current and prior year periods included $840.1 million and $811.3 million, respectively, of revenue from land and lot sales to our homebuilding segment.
•Forestar’s lots sold decreased 9% to 8,541 compared to 9,349. Lots sold to D.R. Horton totaled 7,447 compared to 7,688.
•Forestar’s revenue from tract acres sold was $73.2 million compared to $3.6 million in the prior year period.
•Forestar’s pre-tax income increased 7% to $113.4 million compared to $106.2 million.
•Forestar’s pre-tax income was 10.8% of revenues compared to 10.7%.
Financial Services:
•Financial services revenues decreased 4% to $598.2 million compared to $623.0 million.
•Financial services pre-tax income decreased 11% to $180.0 million compared to $203.0 million.
•Financial services pre-tax income was 30.1% of financial services revenues compared to 32.6%.

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

State	Reporting Region/Market	State	Reporting Region/Market	State	Reporting Region/Market

	Northwest Region		Southeast Region		North Region
Colorado	Colorado Springs	Alabama	Baldwin County	Delaware	Northern Delaware
	Denver		Birmingham		Southern Delaware
	Fort Collins		Huntsville	Illinois	Chicago
Oregon	Bend		Mobile	Indiana	Fort Wayne
	Eugene/Springfield		Montgomery		Indianapolis
	Medford		Tuscaloosa		Northwest Indiana
	Portland/Salem	Florida	Cape Coral/Fort Myers	Iowa	Des Moines
Utah	Salt Lake City/Provo/Ogden		Deltona/Daytona Beach		Iowa City/Cedar Rapids
	St. George		Gainesville	Kansas/Missouri	Kansas City
Washington	Bremerton		Jacksonville	Kentucky	Louisville/Lexington
	Central Washington		Lakeland	Maryland	Baltimore
	Kennewick/Pasco/Richland		Miami/Fort Lauderdale		Eastern Maryland
	Seattle/Tacoma/Everett/Olympia		Ocala		Suburban Washington, D.C.
	Spokane		Orlando		Western Maryland
	Vancouver		Palm Bay/Melbourne	Minnesota	Minneapolis/St. Paul
			Panama City	Nebraska	Omaha
	Southwest Region		Pensacola	New Jersey	Northern New Jersey
Arizona	Phoenix		Port St. Lucie		Southern New Jersey
	Tucson		Tallahassee	Ohio	Cincinnati/Dayton
California	Bakersfield		Tampa/Sarasota/Punta Gorda		Columbus
	Bay Area		West Palm Beach	Pennsylvania	Central Pennsylvania
	Fresno/Tulare	Louisiana	Baton Rouge		Philadelphia
	Los Angeles County		Lake Charles/Lafayette		Pittsburgh
	Modesto/Merced/Stockton	Mississippi	Gulf Coast	Virginia	Northern Virginia
	Redding/Yuba City		Hattiesburg		Richmond
	Riverside County		Jackson		Virginia Beach/Williamsburg
	Sacramento				Western Virginia
	San Bernardino County		East Region	West Virginia	Eastern West Virginia
Hawaii	Oahu	Georgia	Atlanta		Northern West Virginia
Nevada	Las Vegas		Augusta	Wisconsin	Southeast Wisconsin
	Reno		Central Georgia
New Mexico	Albuquerque		Savannah/Brunswick
	Santa Fe		Valdosta
		North Carolina	Asheville
	South Central Region		Charlotte
Arkansas	Little Rock		Greensboro/Winston-Salem
	Northwest Arkansas		New Bern/Greenville
Oklahoma	Oklahoma City		Raleigh/Durham/Fayetteville
	Tulsa		Wilmington/Jacksonville
Texas	Abilene	South Carolina	Charleston
	Austin		Columbia
	Beaumont		Greenville/Spartanburg
	Bryan/College Station		Hilton Head
	Corpus Christi		Myrtle Beach/Florence
	Dallas	Tennessee	Chattanooga
	East Texas		Knoxville
	Fort Worth		Memphis
	Houston		Nashville
	Killeen/Temple/Waco		Northeast Tennessee
Lubbock
Midland/Odessa
New Braunfels/San Marcos
San Antonio

The following tables and related discussion set forth key operating and financial data for our homebuilding operations by reporting segment as of and for the three and nine months ended June 30, 2026 and 2025.

	Net Sales Orders (1)
	Three Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	1,183	1,294	(9)%	$617.6	$683.6	(10)%	$522,100	$528,300	(1)%
Southwest	2,376	2,396	(1)%	1,171.4	1,129.3	4%	493,000	471,300	5%
South Central	6,011	6,131	(2)%	1,804.7	1,868.0	(3)%	300,200	304,700	(1)%
Southeast	5,456	5,475	—%	1,862.0	1,830.1	2%	341,300	334,300	2%
East	4,857	4,887	(1)%	1,653.8	1,696.5	(3)%	340,500	347,100	(2)%
North	3,201	2,888	11%	1,330.2	1,214.8	9%	415,600	420,600	(1)%
	23,084	23,071	—%	$8,439.7	$8,422.3	—%	$365,600	$365,100	—%

	Nine Months Ended June 30,
	Net Homes Sold			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	3,340	3,703	(10)%	$1,777.1	$1,980.1	(10)%	$532,100	$534,700	—%
Southwest	7,044	6,941	1%	3,414.1	3,322.4	3%	484,700	478,700	1%
South Central	17,763	16,648	7%	5,322.3	5,152.2	3%	299,600	309,500	(3)%
Southeast	15,427	15,077	2%	5,223.9	5,094.2	3%	338,600	337,900	—%
East	13,877	13,228	5%	4,778.8	4,579.8	4%	344,400	346,200	(1)%
North	8,925	7,748	15%	3,738.9	3,305.8	13%	418,900	426,700	(2)%
	66,376	63,345	5%	$24,255.1	$23,434.5	4%	$365,400	$370,000	(1)%

	Sales Order Cancellations
	Three Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2026	2025	2026	2025	2026	2025
Northwest	156	220	$91.0	$127.0	12%	15%
Southwest	533	435	266.6	216.5	18%	15%
South Central	1,558	1,206	478.8	399.0	21%	16%
Southeast	1,286	1,307	448.5	450.7	19%	19%
East	1,271	1,051	444.2	367.4	21%	18%
North	803	618	335.8	259.1	20%	18%
	5,607	4,837	$2,064.9	$1,819.7	20%	17%

	Nine Months Ended June 30,
	Cancelled Sales Orders		Value (In millions)		Cancellation Rate (2)
	2026	2025	2026	2025	2026	2025
Northwest	476	582	$276.8	$336.2	12%	14%
Southwest	1,507	1,212	749.0	612.0	18%	15%
South Central	3,809	3,227	1,192.9	1,057.4	18%	16%
Southeast	3,423	3,482	1,184.6	1,201.8	18%	19%
East	3,160	2,759	1,116.5	974.4	19%	17%
North	2,096	1,759	866.0	739.7	19%	19%
	14,471	13,021	$5,385.8	$4,921.5	18%	17%
 ________________________
(1)Net sales orders represent the number and dollar value of new sales contracts executed with customers (gross sales orders), net of cancelled sales orders.
(2)Cancellation rate represents the number of cancelled sales orders divided by gross sales orders.

Net Sales Orders

The value of net sales orders was $8.4 billion (23,084 homes) and $24.3 billion (66,376 homes) for the three and nine months ended June 30, 2026, respectively, compared to $8.4 billion (23,071 homes) and $23.4 billion (63,345 homes) in the prior year periods. Comparing the three month periods, the number, value and average selling price of homes sold were essentially unchanged.

In the nine month period, the increase in the value of net sales orders was attributable to a 5% increase in sales order volume. The highest percentage increase was in the North region where the Pittsburgh and Ohio markets contributed most to the increase. In the Northwest region where sales order volume decreased, the Seattle and Salt Lake City markets contributed most to the decrease.

During the third quarter, new home demand continued to be impacted by affordability constraints and cautious consumer sentiment. We remain well positioned with our affordable product offerings and controlled lot supply, and we continue to manage home pricing, sales incentives and inventory levels based on demand within our local markets.

	Sales Order Backlog
	As of June 30,
	Homes in Backlog			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	589	689	(15)%	$316.9	$372.0	(15)%	$538,000	$539,900	—%
Southwest	1,581	1,218	30%	813.9	576.3	41%	514,800	473,200	9%
South Central	3,799	3,459	10%	1,207.5	1,091.2	11%	317,800	315,500	1%
Southeast	3,135	2,833	11%	1,124.7	974.1	15%	358,800	343,800	4%
East	3,595	3,465	4%	1,276.0	1,255.7	2%	354,900	362,400	(2)%
North	3,284	2,411	36%	1,440.4	1,068.8	35%	438,600	443,300	(1)%
	15,983	14,075	14%	$6,179.4	$5,338.1	16%	$386,600	$379,300	2%

Sales Order Backlog

Sales order backlog represents homes under contract but not yet closed at the end of the period. Many of the contracts in our sales order backlog are subject to contingencies, including mortgage loan approval and buyers selling their existing homes, which can result in cancellations. A portion of the contracts in backlog will not result in closings due to cancellations.

	Homes Closed and Home Sales Revenue
	Three Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	1,239	1,270	(2)%	$652.0	$698.8	(7)%	$526,200	$550,200	(4)%
Southwest	2,438	2,396	2%	1,171.6	1,166.2	—%	480,600	486,700	(1)%
South Central	6,660	6,239	7%	1,967.1	1,938.2	1%	295,400	310,700	(5)%
Southeast	5,652	5,682	(1)%	1,916.5	1,923.2	—%	339,100	338,500	—%
East	5,061	4,835	5%	1,754.5	1,668.3	5%	346,700	345,000	—%
North	2,933	2,738	7%	1,220.2	1,166.3	5%	416,000	426,000	(2)%
	23,983	23,160	4%	$8,681.9	$8,561.0	1%	$362,000	$369,600	(2)%

	Nine Months Ended June 30,
	Homes Closed			Value (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Northwest	3,227	3,549	(9)%	$1,737.9	$1,892.3	(8)%	$538,500	$533,200	1%
Southwest	6,498	6,937	(6)%	3,086.6	3,369.7	(8)%	475,000	485,800	(2)%
South Central	16,399	15,943	3%	4,867.9	4,954.7	(2)%	296,800	310,800	(5)%
Southeast	14,697	15,339	(4)%	4,921.1	5,255.5	(6)%	334,800	342,600	(2)%
East	12,714	12,507	2%	4,386.7	4,336.5	1%	345,000	346,700	—%
North	7,752	7,220	7%	3,239.9	3,079.2	5%	417,900	426,500	(2)%
	61,287	61,495	—%	$22,240.1	$22,887.9	(3)%	$362,900	$372,200	(2)%

Home Sales Revenue

Revenues from home sales were $8.7 billion (23,983 homes) and $22.2 billion (61,287 homes) for the three and nine months ended June 30, 2026, respectively, compared to $8.6 billion (23,160 homes) and $22.9 billion (61,495 homes) in the prior year periods.

The number of homes closed increased 4% in the three months ended June 30, 2026 compared to the prior year period. In regions where homes closed increased, the markets contributing most to the increase were the Phoenix market in the Southwest, the Houston market in the South Central, the Atlanta market in the East and the Pittsburgh market in the North. These increases in volume were largely offset by decreases in the average selling price, particularly in the Northwest and South Central regions.

The number of homes closed was essentially unchanged in the nine months ended June 30, 2026 compared to the prior year period due to offsetting fluctuations between the regions. Home sales revenues decreased due to decreases in the average selling price, particularly in the South Central region.

Homebuilding Operating Margin Analysis
	Percentages of Related Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Gross profit – home sales	20.7%	21.8%	20.4%	22.1%
Gross profit – land/lot sales and other	30.2%	14.1%	22.5%	46.6%
Inventory and land option charges	(0.2)%	(0.6)%	(0.3)%	(0.4)%
Gross profit – total homebuilding	20.5%	21.2%	20.2%	21.8%
Selling, general and administrative expense	8.3%	7.8%	9.0%	8.5%
Other (income) expense	(0.1)%	(0.4)%	(0.2)%	(0.4)%
Homebuilding pre-tax income	12.3%	13.8%	11.4%	13.7%

Home Sales Gross Profit

Gross profit from home sales decreased to $1.8 billion in the three months ended June 30, 2026 from $1.9 billion in the prior year period and decreased 110 basis points to 20.7% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 110 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes and 10 basis points due to an increase in the amortization of capitalized interest. These decreases were partially offset by an increase of 10 basis points due to lower warranty and construction defect costs.

Gross profit from home sales decreased to $4.5 billion in the nine months ended June 30, 2026 from $5.1 billion in the prior year period and decreased 170 basis points to 20.4% as a percentage of home sales revenues. The percentage decrease resulted from a decrease of 190 basis points due to the average cost of our homes closed increasing along with a decrease in the average selling price of those homes and 10 basis points due to an increase in the amortization of capitalized interest. These decreases were partially offset by an increase of 30 basis points due to a favorable litigation outcome and lower warranty costs.

We remain focused on managing the pricing, incentives and sales pace in each of our communities to optimize the returns on our inventory investments and adjust to local market conditions and new home demand. To adjust to changes in market conditions during recent years, we have used a higher level of incentives and reduced home prices and sizes of our home offerings where necessary to provide better affordability to homebuyers. We currently expect sales incentives to remain elevated during the remainder of fiscal 2026 and into fiscal 2027, and we will continue to adjust incentive levels based on changes in market conditions and mortgage interest rates.

Land/Lot Sales and Other Revenues

Land/lot sales and other revenues from our homebuilding operations were $4.3 million and $38.2 million in the three and nine months ended June 30, 2026, respectively, and $19.8 million and $63.1 million in the prior year periods.

We continually evaluate our land and lot supply, and fluctuations in revenues and profitability from land sales occur based on how we manage our inventory levels in various markets. We generally purchase land and lots with the intent to build and sell homes on them. However, some of the land that we purchase includes commercially zoned parcels that we may sell to commercial developers. We may also sell residential lots or land parcels to manage our supply or for other strategic reasons. As of June 30, 2026, our homebuilding operations had $31.7 million of land held for sale that we expect to sell in the next twelve months.

Inventory and Land Option Charges

At the end of each quarter, we review the performance and outlook for all of our communities and land inventories for indicators of potential impairment and perform detailed impairment evaluations and analyses when necessary. As a result of this review, there were $3.7 million and $6.7 million of impairment charges recorded in our homebuilding segment during the three and nine months ended June 30, 2026, respectively, compared to $15.9 million and $23.3 million in the prior year periods.

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

During the three and nine months ended June 30, 2026, earnest money and pre-acquisition cost write-offs related to our homebuilding segment’s land purchase contracts that we have terminated or expect to terminate were $17.3 million and $50.0 million, respectively, compared to $36.0 million and $69.9 million in the prior year periods.

Selling, General and Administrative (SG&A) Expense

Homebuilding SG&A expense was $720.6 million and $2.0 billion in the three and nine months ended June 30, 2026, respectively, compared to $670.0 million and $1.9 billion in the prior year periods. As a percentage of homebuilding revenues, SG&A expense was 8.3% and 9.0% in the three and nine months ended June 30, 2026, respectively, compared to 7.8% and 8.5% in the prior year periods.

Employee compensation and related costs were $560.6 million and $1.5 billion in the three and nine months ended June 30, 2026, respectively, compared to $532.3 million and $1.5 billion in the prior year periods. These costs represented 78% and 76% of SG&A costs in the three and nine months ended June 30, 2026, respectively, compared to 79% and 78% in the prior year periods. Our homebuilding operations employed 9,997 and 10,190 people at June 30, 2026 and 2025, respectively.

We attempt to control our homebuilding SG&A costs while ensuring that our infrastructure adequately supports our operations; however, we cannot make assurances that we will be able to maintain or improve upon the current SG&A expense as a percentage of revenues.

Interest Incurred

We capitalize interest costs incurred to inventory during active development and construction (active inventory). Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer. Interest incurred by our homebuilding operations increased 40% to $43.3 million and 52% to $106.4 million in the three and nine months ended June 30, 2026, respectively, compared to $31.0 million and $69.8 million in the prior year periods. The increases were primarily due to increases in the weighted average interest rate of homebuilding debt outstanding in the three and nine months ended June 30, 2026, as well as an increase of 26% in the average amount of that debt in both periods. Interest charged to cost of sales was 0.5% of homebuilding cost of sales (excluding inventory and land option charges) in both the three and nine months ended June 30, 2026 compared to 0.4% in both prior year periods.

Other Income

Other income, net of other expenses, included in our homebuilding operations was $9.6 million and $37.9 million in the three and nine months ended June 30, 2026, respectively, compared to $36.0 million and $83.0 million in the prior year periods. Other income consists of interest income and various other types of ancillary income, gains, expenses and losses not directly associated with sales of homes, land and lots. The activities that result in this ancillary income are not significant, either individually or in the aggregate.

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

Homebuilding Results by Reporting Region

	Three Months Ended June 30,
	2026			2025
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues
	(In millions)
Northwest	$652.3	$68.3	10.5%	$698.9	$116.4	16.7%
Southwest	1,171.6	136.0	11.6%	1,182.4	152.7	12.9%
South Central	1,967.5	269.5	13.7%	1,940.8	290.2	15.0%
Southeast	1,919.4	230.8	12.0%	1,923.5	224.6	11.7%
East	1,754.9	206.7	11.8%	1,668.5	230.4	13.8%
North	1,220.5	155.3	12.7%	1,166.7	172.0	14.7%
	$8,686.2	$1,066.6	12.3%	$8,580.8	$1,186.3	13.8%

	Nine Months Ended June 30,
	2026			2025
	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues	Homebuilding Revenues	Homebuilding Pre-tax Income (1)	Pre-tax Income as % of Revenues
	(In millions)
Northwest	$1,738.7	$182.3	10.5%	$1,892.5	$286.3	15.1%
Southwest	3,101.5	338.8	10.9%	3,386.2	444.4	13.1%
South Central	4,868.7	609.3	12.5%	4,958.4	719.9	14.5%
Southeast	4,935.9	539.5	10.9%	5,287.1	658.7	12.5%
East	4,387.3	464.9	10.6%	4,343.1	596.6	13.7%
North	3,246.2	397.8	12.3%	3,083.7	428.3	13.9%
	$22,278.3	$2,532.6	11.4%	$22,951.0	$3,134.2	13.7%

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

Northwest Region — Homebuilding revenues decreased 7% and 8% in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Seattle and Salt Lake City markets. The region generated pre-tax income of $68.3 million and $182.3 million in the three and nine months ended June 30, 2026, respectively, compared to $116.4 million and $286.3 million in the prior year periods. Gross profit from home sales as a percentage of home sales revenue (home sales gross profit percentage) decreased by 440 and 370 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing by more than the average selling price of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 160 and 100 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

Southwest Region — Homebuilding revenues decreased 1% and 8% in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The decrease in the nine month period was primarily due to decreases in the number of homes closed in our Las Vegas and Southern California markets. The region generated pre-tax income of $136.0 million and $338.8 million in the three and nine months ended June 30, 2026, respectively, compared to $152.7 million and $444.4 million in the prior year periods. Home sales gross profit percentage decreased by 120 and 180 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 30 and 50 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The increase in the nine month period was primarily due to the decrease in homebuilding revenues, while the increase in the three month period was primarily due to a slight increase in SG&A costs.

South Central Region — Homebuilding revenues increased 1% and decreased 2% in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. The region generated pre-tax income of $269.5 million and $609.3 million in the three and nine months ended June 30, 2026, respectively, compared to $290.2 million and $719.9 million in the prior year periods. Home sales gross profit percentage decreased by 60 and 100 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 40 and 60 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to an increase in SG&A costs.

Southeast Region — Homebuilding revenues decreased slightly in the three months ended June 30, 2026 and decreased 7% in the nine months ended June 30, 2026 compared to the prior year periods, primarily due to decreases in the number of homes closed, particularly in our Jacksonville market. The region generated pre-tax income of $230.8 million and $539.5 million in the three and nine months ended June 30, 2026, respectively, compared to $224.6 million and $658.7 million in the prior year periods. Home sales gross profit percentage was flat in the three months ended June 30, 2026 and decreased by 100 basis points in the nine months ended June 30, 2026 compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes in the nine month period. As a percentage of homebuilding revenues, SG&A expenses increased by 30 and 50 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the decrease in homebuilding revenues.

East Region — Homebuilding revenues increased 5% and 1% in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our Atlanta, Greenville and Myrtle Beach markets. The region generated pre-tax income of $206.7 million and $464.9 million in the three and nine months ended June 30, 2026, respectively, compared to $230.4 million and $596.6 million in the prior year periods. Home sales gross profit percentage decreased by 120 and 250 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to the average cost of homes closed increasing while the average selling price of those homes was essentially unchanged. As a percentage of homebuilding revenues, SG&A expenses increased by 70 and 60 basis points in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods, primarily due to an increase in SG&A costs.

North Region — Homebuilding revenues increased 5% in both the three and nine months ended June 30, 2026 compared to the prior year periods, primarily due to increases in the number of homes closed, particularly in our Pittsburgh and Southern Virginia markets. The region generated pre-tax income of $155.3 million and $397.8 million in the three and nine months ended June 30, 2026, respectively, compared to $172.0 million and $428.3 million in the prior year periods. Home sales gross profit percentage decreased by 180 and 150 basis points in the three and nine months ended June 30, 2026 compared to the prior year periods, primarily due to the average selling price of homes closed decreasing by more than the average cost of those homes. As a percentage of homebuilding revenues, SG&A expenses increased by 10 basis points in the three months and was flat in the nine months ended June 30, 2026 compared to the prior year periods.

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

Our homebuilding segment’s inventories at June 30, 2026 and September 30, 2025 are summarized as follows:

	June 30, 2026
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$743.3	$1,129.9	$30.3	$3.1	$1,906.6
Southwest	1,183.4	1,870.1	8.7	22.6	3,084.8
South Central	1,839.9	2,229.6	0.3	0.5	4,070.3
Southeast	1,869.7	2,339.7	12.6	4.4	4,226.4
East	1,986.9	2,839.0	—	—	4,825.9
North	1,428.2	1,393.5	—	0.7	2,822.4
Corporate and unallocated (1)	166.7	210.6	0.7	0.4	378.4
	$9,218.1	$12,012.4	$52.6	$31.7	$21,314.8

	September 30, 2025
	Construction in Progress and Finished Homes	Residential Land/Lots Developed and Under Development	Land Held for Development	Land Held for Sale	Total Inventory
	(In millions)
Northwest	$647.4	$1,225.3	$16.2	$2.9	$1,891.8
Southwest	1,003.8	2,047.1	8.7	8.9	3,068.5
South Central	1,643.0	2,288.6	0.3	—	3,931.9
Southeast	1,537.8	2,502.3	12.6	9.1	4,061.8
East	1,561.4	2,836.3	—	—	4,397.7
North	1,222.8	1,414.6	—	0.2	2,637.6
Corporate and unallocated (1)	127.5	198.9	0.5	0.3	327.2
	$7,743.7	$12,513.1	$38.3	$21.4	$20,316.5
__________
(1)Corporate and unallocated inventory consists primarily of capitalized interest and property taxes.

Our land and lot position and homes in inventory at June 30, 2026 and September 30, 2025 are summarized as follows:

	June 30, 2026
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	10,700	17,100	27,800	2,000
Southwest	16,800	31,400	48,200	3,800
South Central	29,500	119,300	148,800	9,500
Southeast	27,100	104,100	131,200	8,200
East	27,800	107,900	135,700	8,800
North	14,700	62,100	76,800	5,700
	126,600	441,900	568,500	38,000
	22%	78%	100%

	September 30, 2025
	Land/Lots Owned (1)	Lots Controlled Through Land and Lot Purchase Contracts (2)(3)	Total Land/Lots Owned and Controlled	Homes in Inventory (4)
Northwest	12,200	17,100	29,300	1,700
Southwest	19,600	31,200	50,800	3,200
South Central	35,900	111,900	147,800	7,700
Southeast	31,500	113,600	145,100	6,300
East	31,500	111,100	142,600	6,300
North	16,300	60,000	76,300	4,400
	147,000	444,900	591,900	29,600
	25%	75%	100%
___________________

(1)Land/lots owned included approximately 72,500 and 78,400 owned lots that are fully developed and ready for home construction at June 30, 2026 and September 30, 2025, respectively.
(2)The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2026 and September 30, 2025 was $27.5 billion and $26.0 billion, respectively, secured by earnest money deposits of $2.5 billion and $2.3 billion, respectively. The total remaining purchase price of lots controlled through land and lot purchase contracts at June 30, 2026 and September 30, 2025 included $2.1 billion and $2.0 billion, respectively, related to lot purchase contracts with Forestar, secured by $210.1 million and $200.2 million, respectively, of earnest money.
(3)Lots controlled at June 30, 2026 included approximately 41,000 lots owned by Forestar, 21,800 of which our homebuilding divisions had under contract to purchase and 19,200 of which our homebuilding divisions had a right of first offer to purchase. Of these, approximately 10,700 lots were in our Southeast region, 9,600 lots were in our South Central region, 8,600 lots were in our East region, 6,700 lots were in our North region, 3,700 lots were in our Southwest region and 1,700 lots were in our Northwest region. Lots controlled at September 30, 2025 included approximately 40,400 lots owned by Forestar, 22,800 of which our homebuilding divisions had under contract to purchase and 17,600 of which our homebuilding divisions had a right of first offer to purchase.
(4)Approximately 23,300 and 19,600 of our homes in inventory were unsold at June 30, 2026 and September 30, 2025, respectively. At June 30, 2026, approximately 7,600 of our unsold homes were completed, of which approximately 600 homes had been completed for more than six months. At September 30, 2025, approximately 9,300 of our unsold homes were completed, of which approximately 800 homes had been completed for more than six months. Homes in inventory exclude approximately 2,900 and 2,700 model homes at June 30, 2026 and September 30, 2025, respectively.

RESULTS OF OPERATIONS - RENTAL

Our rental segment consists of single-family and multi-family rental operations. Single-family rental operations construct homes within single-family rental (build-to-rent) communities and then either sell homes to an investor as they are completed or lease the homes and market the entire community for a bulk sale. Multi-family rental operations develop, construct, lease and sell residential rental properties, with a primary focus on constructing garden style apartment communities in high growth suburban markets. Single-family and multi-family rental property sales are recognized as revenues, and rental income is recognized as other income. The following tables provide further information regarding our rental operations as of and for the three and nine months ended June 30, 2026 and 2025.

	Rental Homes/Units Closed and Revenue
	Three Months Ended June 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Single-family	601	1,065	(44)%	$162.9	$313.5	(48)%	271,000	294,400	(8)%
Multi-family	339	328	3%	95.2	66.1	44%	280,800	201,500	39%
	940	1,393	(33)%	$258.1	$379.6	(32)%	274,600	272,500	1%

	Nine Months Ended June 30,
	Homes/Units Closed			Rental Revenue (In millions)			Average Selling Price
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Single-family	1,564	1,895	(17)%	$425.7	$545.8	(22)%	272,200	288,000	(5)%
Multi-family	555	1,132	(51)%	153.7	280.1	(45)%	276,900	247,400	12%
	2,119	3,027	(30)%	$579.4	$825.9	(30)%	273,400	272,800	—%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues
Single-family rental	$162.9	$313.5	$425.7	$545.8
Multi-family rental and other	103.2	67.2	161.7	289.2
Total revenues	266.1	380.7	587.4	835.0
Cost of sales
Single-family rental	134.4	245.2	358.3	430.1
Multi-family rental and other	83.6	50.4	135.5	227.7
Inventory and land option charges	0.1	0.4	0.4	4.3
Total cost of sales	218.1	296.0	494.2	662.1
Selling, general and administrative expense	55.5	61.4	154.4	165.8
Other (income) expense	(38.5)	(31.5)	(104.7)	(82.3)
Income before income taxes	$31.0	$54.8	$43.5	$89.4

Rental Operating Margin Analysis

	Percentages of Rental Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Gross profit — rental	18.0%	22.2%	15.9%	20.7%
Selling, general and administrative expense	20.9%	16.1%	26.3%	19.9%
Other (income) expense	(14.5)%	(8.3)%	(17.8)%	(9.9)%
Rental pre-tax income	11.6%	14.4%	7.4%	10.7%

Revenues from our rental operations decreased to $266.1 million and $587.4 million during the three and nine months ended June 30, 2026, respectively, from $380.7 million and $835.0 million in the prior year periods. Pre-tax income was $31.0 million and $43.5 million during the three and nine months ended June 30, 2026, respectively, compared to $54.8 million and $89.4 million in the prior year periods. The decline in pre-tax income for both periods was due to a decrease in single-family revenues due to fewer homes closed, as well as a decrease in the gross profit percentage on both single-family and multi-family closings. A decrease in multi-family units closed also contributed to the decline in pre-tax income in the nine month period.

At June 30, 2026, our rental property inventory of $3.1 billion included $320.5 million of single-family rental inventory and $2.7 billion of multi-family rental inventory. At September 30, 2025, our rental property inventory of $2.7 billion included $378.3 million of single-family rental inventory and $2.3 billion of multi-family rental inventory. Single-family rental homes and lots and multi-family rental units at June 30, 2026 and September 30, 2025 consisted of the following:

	Rental Inventory
	June 30, 2026	September 30, 2025
Single-family rental homes (1)	1,200	1,420
Single-family rental lots (2)	1,350	1,150
Multi-family rental units (3)	13,830	12,480
__________
(1)Single-family rental homes at June 30, 2026 consist of 640 homes under construction and 560 completed homes compared to 370 homes under construction and 1,050 completed homes at September 30, 2025.
(2)Single-family rental lots at June 30, 2026 consist of 590 undeveloped lots and 760 finished lots compared to 440 undeveloped lots and 710 finished lots at September 30, 2025.
(3)Multi-family rental units at June 30, 2026 consist of 3,580 units under construction and 10,250 units that were substantially complete and in the lease-up phase compared to 4,910 units under construction and 7,570 units that were substantially complete at September 30, 2025.

RESULTS OF OPERATIONS – FORESTAR

At June 30, 2026, we owned 62% of the outstanding shares of Forestar. Forestar is a publicly traded residential lot development company with operations in 65 markets across 24 states as of June 30, 2026. (See Note B to the accompanying financial statements for additional Forestar segment information.)

Results of operations for the Forestar segment for the three and nine months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Total revenues	$407.0	$390.5	$1,054.3	$991.9
Cost of land/lot sales and other	322.1	308.9	827.1	774.1
Inventory and land option charges	0.8	1.9	7.9	3.9
Total cost of sales	322.9	310.8	835.0	778.0
Selling, general and administrative expense	38.3	37.4	112.7	111.8
Other (income) expense	(2.9)	(1.3)	(6.8)	(4.1)
Income before income taxes	$48.7	$43.6	$113.4	$106.2

Forestar’s revenues are primarily derived from sales of single-family residential lots to local, regional and national homebuilders and land bankers for homebuilders. The following tables provide further information regarding Forestar’s revenues for the three and nine months ended June 30, 2026 and 2025 and lot position as of June 30, 2026 and September 30, 2025:

	Three Months Ended June 30,
	Lots Sold		Value (In millions)
	2026	2025	2026	2025
Residential lots sold
Lots sold to D.R. Horton	3,370	3,075	$360.5	$323.7
Total lots sold	3,659	3,605	$397.4	$383.0
Tract acres sold
Tract acres sold to D.R. Horton	—	24	$—	$1.3
Total tract acres sold	184	63	$8.3	$3.6

	Nine Months Ended June 30,
	Lots Sold		Value (In millions)
	2026	2025	2026	2025
Residential lots sold
Lots sold to D.R. Horton	7,447	7,688	$828.6	$810.0
Total lots sold	8,541	9,349	$963.9	$977.3
Tract acres sold
Tract acres sold to D.R. Horton	56	24	$11.5	$1.3
Total tract acres sold	765	63	$73.2	$3.6

	June 30, 2026	September 30, 2025
Residential lots in inventory and under contract
Lots owned	62,200	65,100
Lots controlled through land purchase contracts	29,500	34,700
Total lots owned and controlled	91,700	99,800

Owned lots under contract to sell to D.R. Horton	21,800	22,800
Owned lots under contract to customers other than D.R. Horton	1,700	1,000
Total owned lots under contract	23,500	23,800

Owned lots subject to right of first offer with D.R. Horton	19,200	17,600
Owned lots fully developed	9,600	8,900

At June 30, 2026 and September 30, 2025, Forestar’s inventory, which includes land and lots developed, under development and held for development, totaled $2.7 billion and $2.6 billion, respectively.

Forestar’s inventory and land option charges consisted of $0.8 million and $7.9 million of earnest money and pre-acquisition cost write-offs in the three and nine months ended June 30, 2026, respectively, compared to $1.9 million and $3.9 million in the prior year periods. There were no impairment charges recorded in the current or prior year periods.

SG&A expense for the three and nine months ended June 30, 2026 included charges of $1.8 million and $5.4 million, respectively, related to the shared services agreement between Forestar and D.R. Horton whereby D.R. Horton provides Forestar with certain administrative, compliance, operational and procurement services. Shared services charges were $1.8 million and $5.4 million, respectively, in the prior year periods.

Other expense in the nine months ended June 30, 2025 includes a loss on extinguishment of debt of $1.1 million due to Forestar’s repurchase of $329.4 million of its $400 million principal amount of 3.85% senior notes due 2026 in March 2025.

RESULTS OF OPERATIONS – FINANCIAL SERVICES

The following tables and related discussion set forth key operating and financial data for our financial services operations, comprising DHI Mortgage and our subsidiary title companies, for the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Number of first-lien loans originated or brokered by DHI Mortgage for D.R. Horton homebuyers	19,729	18,855	5%	49,611	49,488	—%
Number of homes closed by D.R. Horton	23,983	23,160	4%	61,287	61,495	—%
Percentage of D.R. Horton homes financed by DHI Mortgage	82%	81%		81%	80%
Total number of loans originated or brokered by DHI Mortgage	19,834	18,978	5%	49,869	49,776	—%
Loans sold by DHI Mortgage to third parties	18,926	18,107	5%	48,366	48,842	(1)%

	Three Months Ended June 30,			Nine Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(In millions)
Loan origination and other fees	$25.0	$23.7	5%	$62.7	$62.7	—%
Gains on sale of mortgage loans and mortgage servicing rights	142.1	152.8	(7)%	394.0	423.9	(7)%
Servicing income	2.0	0.7	186%	5.4	1.5	260%
Total mortgage operations revenues	169.1	177.2	(5)%	462.1	488.1	(5)%
Title policy premiums	51.6	50.6	2%	136.1	134.9	1%
Total revenues	220.7	227.8	(3)%	598.2	623.0	(4)%
General and administrative expense	172.1	171.0	1%	477.0	485.4	(2)%
Other (income) expense	(21.7)	(24.5)	(11)%	(58.8)	(65.4)	(10)%
Financial services pre-tax income	$70.3	$81.3	(14)%	$180.0	$203.0	(11)%

Financial Services Operating Margin Analysis

	Percentages of Financial Services Revenues
	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
General and administrative expense	78.0%	75.1%	79.7%	77.9%
Other (income) expense	(9.8)%	(10.8)%	(9.8)%	(10.5)%
Financial services pre-tax income	31.9%	35.7%	30.1%	32.6%

Mortgage Loan Activity

DHI Mortgage’s primary focus is to originate loans for our homebuilding operations, and those loan originations account for substantially all of its total loan volume. In the three months ended June 30, 2026, the volume of first-lien loans originated or brokered by DHI Mortgage for our homebuyers increased 5% primarily due to an increase of 4% in the number of homes closed by our homebuilding operations. In the nine months ended June 30, 2026, the volume of loan originations and homes closed were essentially unchanged from the prior year period. The percentage of homes closed for which DHI Mortgage handled our homebuyers’ financing was 82% and 81% in the three and nine months ended June 30, 2026, respectively, compared to 81% and 80% in the prior year periods.

The number of loans sold increased 5% and decreased 1% in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. Substantially all mortgage loans held for sale on June 30, 2026 were eligible for sale to the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Government National Mortgage Association (Ginnie Mae). During the nine months ended June 30, 2026, approximately 74% of our mortgage loans were sold directly to Fannie Mae, Freddie Mac or into securities backed by Ginnie Mae, and 18% were sold to one other major financial entity. Changes in market conditions could result in a greater concentration of our mortgage sales in future periods to fewer financial entities and directly to Fannie Mae, Freddie Mac or Ginnie Mae, and we may need to make other adjustments to our mortgage operations.

Financial Services Revenues and Expenses

Total loan origination volume increased 5% and increased slightly in the three and nine months ended June 30, 2026, respectively, compared to the prior year periods. Revenues from our mortgage operations decreased 5% to $169.1 million and $462.1 million, respectively, from $177.2 million and $488.1 million in the prior year periods, primarily due to reduced profit margin on loans sold. Revenues from our title operations were $51.6 million and $136.1 million in the three and nine months ended June 30, 2026, respectively, compared to $50.6 million and $134.9 million in the prior year periods.

General and administrative (G&A) expense related to our financial services operations was $172.1 million and $477.0 million in the three and nine months ended June 30, 2026, respectively, compared to $171.0 million and $485.4 million in the prior year periods. As a percentage of financial services revenues, G&A expense was 78.0% and 79.7%, respectively, compared to 75.1% and 77.9% in the prior year periods. Fluctuations in financial services G&A expense as a percentage of revenues can occur because some components of revenue fluctuate differently than loan volumes, and some expenses are not directly related to mortgage loan volume or to changes in the amount of revenue earned. Our financial services operations employed 2,862 and 2,989 people at June 30, 2026 and 2025, respectively.

Other income, net of other expense, included in our financial services operations consists primarily of the interest income of our mortgage subsidiary. Other income decreased 11% to $21.7 million and 10% to $58.8 million in the three and nine months ended June 30, 2026, respectively, from $24.5 million and $65.4 million in the prior year periods, primarily due to a decrease in interest income because of lower interest rates on our loan originations.

RESULTS OF OPERATIONS - OTHER BUSINESSES

In addition to our homebuilding, rental, Forestar and financial services operations, we engage in other business activities through our subsidiaries. We conduct insurance-related operations, own water rights and other water-related assets and own non-residential real estate including ranch land and improvements. The pre-tax income of all of our subsidiaries engaged in other business activities was $9.0 million and $26.7 million in the three and nine months ended June 30, 2026, respectively, compared to $5.9 million and $28.6 million in the prior year periods.

RESULTS OF OPERATIONS - CONSOLIDATED

Income before Income Taxes

Pre-tax income for the three and nine months ended June 30, 2026 was $1.2 billion and $2.9 billion, respectively, compared to $1.4 billion and $3.5 billion in the prior year periods. The decreases were primarily due to a decrease in the pre-tax income of our homebuilding operations.

Income Taxes

Our income tax expense for the three and nine months ended June 30, 2026 was $307.5 million and $713.5 million, respectively, compared to $325.0 million and $831.0 million in the prior year periods. Our effective tax rate was 25.1% and 24.7% for the three and nine months ended June 30, 2026, respectively, compared to 23.9% and 23.5% in the prior year periods. The effective tax rates for all periods include an expense for state income taxes and tax benefits related to stock-based compensation and federal energy efficient home tax credits.

At June 30, 2026, we had deferred tax liabilities, net of deferred tax assets, of $43.4 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. At September 30, 2025, we had deferred tax assets, net of deferred tax liabilities, of $44.5 million, after consideration of a valuation allowance of $14.6 million recorded against certain deferred tax assets. The valuation allowance for both periods relates to deferred tax assets for state net operating loss (NOL) and tax credit carryforwards that are expected to expire before being realized. We will continue to evaluate both the positive and negative evidence in determining the need for a valuation allowance with respect to our remaining state NOL and tax credit carryforwards. Reversal of any portion of the valuation allowance in future periods would impact our effective tax rate.

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

At June 30, 2026, we had outstanding notes payable with varying maturities totaling an aggregate principal amount of $7.1 billion. $2.6 billion was payable within 12 months, which includes $1.8 billion outstanding under our mortgage repurchase facilities and $600 million principal amount of 1.3% homebuilding senior notes maturing in October 2026.

At June 30, 2026, our ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 23.0% compared to 19.8% at September 30, 2025 and 23.2% at June 30, 2025. Our net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 17.4% at June 30, 2026 compared to 11.0% at September 30, 2025 and 16.2% at June 30, 2025. Over the long term, we intend to maintain our ratio of debt to total capital around 20%.

At June 30, 2026, we had outstanding letters of credit of $285.4 million and surety bonds of $3.4 billion issued by third parties to secure performance under various contracts. We expect that our performance obligations secured by these letters of credit and bonds will generally be completed in the ordinary course of business and in accordance with the applicable contractual terms. When we complete our performance obligations, the related letters of credit and bonds are generally released shortly thereafter, leaving us with no continuing obligations. We have no material third-party guarantees.

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

Capital Resources - Homebuilding

Cash and Cash Equivalents — At June 30, 2026, cash and cash equivalents of our homebuilding segment totaled $1.3 billion.

Bank Credit Facility — We have a senior unsecured homebuilding revolving credit facility that was amended in March 2026 to increase its capacity from $2.3 billion to $3.3 billion. The amendment also extended the maturity dates of the facility. Of the total commitments, $265 million matures on October 28, 2027, $1.0 billion matures on March 27, 2029 and $2.0 billion matures on March 27, 2031. The facility has an uncommitted accordion feature that allows for an increase in its size to $4.0 billion, subject to certain conditions and availability of additional bank commitments. The facility also provides for the issuance of letters of credit with a sublimit equal to 100% of the total revolving credit commitments. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were $500 million of borrowings outstanding at a 4.5% annual interest rate and $240.3 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $2.6 billion.

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

Public Unsecured Debt — At June 30, 2026, we had $3.0 billion principal amount of homebuilding senior notes outstanding that mature from October 2026 through October 2035. The indenture governing our senior notes imposes restrictions on the creation of secured debt and liens.

Compliance and Guarantors — At June 30, 2026, we were in compliance with all of the covenants, limitations and restrictions of our homebuilding revolving credit facility and public debt obligations. Our homebuilding revolving credit facility and homebuilding senior notes are guaranteed by D.R. Horton, Inc.’s significant wholly owned homebuilding subsidiaries.

Debt and Stock Repurchase Authorizations — In July 2024, our Board of Directors authorized the repurchase of up to $500 million of our debt securities. In April 2025, the Board authorized the repurchase of up to $5.0 billion of our common stock, replacing the previous authorization. During the nine months ended June 30, 2026, we repurchased 14.6 million shares at a total cost including commissions and excise taxes of $2.2 billion. At June 30, 2026, the full amount of the debt repurchase authorization was remaining, and $1.1 billion of the stock repurchase authorization was remaining. The debt and stock repurchase authorizations have no expiration date.

Capital Resources - Rental

During the past few years, we have made significant investments in our rental operations. The inventory in our rental segment totaled $3.1 billion at June 30, 2026 compared to $2.7 billion at September 30, 2025 and $3.1 billion at June 30, 2025.

Cash and Cash Equivalents — At June 30, 2026, cash and cash equivalents of our rental segment totaled $118.4 million.

Bank Credit Facility — Our rental subsidiary, DRH Rental, has a $1.05 billion senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $2.0 billion, subject to certain conditions and availability of additional bank commitments. Availability under the rental revolving credit facility is subject to a borrowing base calculation based on the book value of DRH Rental’s real estate assets and unrestricted cash. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. The facility was amended in March 2026 to extend its maturity date to March 27, 2030. At June 30, 2026, there were $820 million of borrowings outstanding at a 5.4% annual interest rate and no letters of credit issued under the facility, resulting in available capacity of $230 million.

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

Compliance and Guarantors — At June 30, 2026, DRH Rental was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility. The rental revolving credit facility is guaranteed by DRH Rental’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. The rental revolving credit facility is not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, Forestar or financial services operations.

Capital Resources - Forestar

Forestar’s achievement of its long-term growth objectives will depend on its ability to obtain financing and generate sufficient cash flows from operations. As market conditions permit, Forestar may issue new debt or equity securities through the capital markets or obtain additional bank financing to provide capital for future growth and additional liquidity. At June 30, 2026, Forestar’s ratio of debt to total capital (notes payable divided by stockholders’ equity plus notes payable) was 30.0% compared to 31.2% at September 30, 2025 and 34.2% at June 30, 2025. Forestar’s ratio of net debt to total capital (notes payable net of cash divided by stockholders’ equity plus notes payable net of cash) was 17.7% compared to 19.3% at September 30, 2025 and 28.9% at June 30, 2025.

Cash and Cash Equivalents — At June 30, 2026, Forestar had cash and cash equivalents of $394.9 million.

Bank Credit Facility — Forestar has a $715 million senior unsecured revolving credit facility with an uncommitted accordion feature that could increase the size of the facility to $1.0 billion, subject to certain conditions and availability of additional bank commitments. The current capacity of the facility reflects additional bank commitments of $25 million and $50 million obtained in October 2025 and March 2026, respectively. Of the total commitments, $65 million matures on October 28, 2026 and $650 million matures on December 18, 2029. The facility also provides for the issuance of letters of credit with a sublimit equal to the greater of $100 million and 50% of the total revolving credit commitments. Borrowings under the revolving credit facility are subject to a borrowing base calculation based on the book value of Forestar’s real estate assets and unrestricted cash. Letters of credit issued under the facility reduce the available borrowing capacity. At June 30, 2026, there were no borrowings outstanding and $45.1 million of letters of credit issued under the revolving credit facility, resulting in available capacity of $669.9 million.

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

Unsecured Debt — As of June 30, 2026, Forestar had $800 million principal amount of senior notes issued pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, that mature from March 2028 through March 2033 and represent unsecured obligations of Forestar.

Compliance and Guarantors — At June 30, 2026, Forestar was in compliance with all of the covenants, limitations and restrictions of its revolving credit facility and senior note obligations. Forestar’s revolving credit facility and its senior notes are guaranteed by Forestar’s wholly owned subsidiaries that are not immaterial subsidiaries and have not been designated as unrestricted subsidiaries. They are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or financial services operations.

Debt Repurchase Authorization — In April 2020, Forestar’s Board of Directors authorized the repurchase of up to $30 million of Forestar’s debt securities. All of the $30 million authorization was remaining at June 30, 2026, and the authorization has no expiration date.

Issuance of Common Stock — During the nine months ended June 30, 2026, there were no shares issued under Forestar’s ATM program. At June 30, 2026, $750 million remained available for issuance under Forestar’s shelf registration statement, with $300 million reserved for sales under the ATM program.

Capital Resources - Financial Services

Cash and Cash Equivalents — At June 30, 2026, cash and cash equivalents of our financial services segment totaled $255.5 million.

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

In May 2026, the committed mortgage repurchase facility was amended to increase its capacity to $1.925 billion and extend its maturity date to May 4, 2029. The capacity of the facility can be increased to $2.0 billion subject to the availability of additional commitments. At June 30, 2026, DHI Mortgage had an obligation of $1.5 billion under the committed mortgage repurchase facility at a 5.6% annual interest rate.

At June 30, 2026, the uncommitted mortgage repurchase facility had a borrowing capacity of $500 million, of which DHI Mortgage had an obligation of $301.1 million at a 4.9% annual interest rate.

At June 30, 2026, $2.74 billion of mortgage loans held for sale with a collateral value of $2.69 billion were pledged under the committed mortgage repurchase facility, and $332.6 million of mortgage loans held for sale with a collateral value of $310.0 million were pledged under the uncommitted mortgage repurchase facility.

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

Compliance and Guarantors — At June 30, 2026, DHI Mortgage was in compliance with all of the conditions and covenants of the mortgage repurchase facilities. The mortgage repurchase facilities are not guaranteed by D.R. Horton, Inc. or any of the subsidiaries that guarantee the debt of our homebuilding, rental or Forestar operations.

Operating Cash Flow Activities

In the nine months ended June 30, 2026, net cash provided by operating activities was $880.8 million compared to $949.1 million in the prior year period. Cash provided by operating activities in the current year period primarily consisted of $1.3 billion and $27.6 million of cash provided by our homebuilding and Forestar segments, respectively, partially offset by $324.6 million and $221.7 million of cash used in our rental and financial services segments, respectively.

The most significant source of cash provided by operating activities in both years was net income, partially offset by increases in our inventories which were the most significant use of cash. In the nine months ended June 30, 2026 and 2025, cash used to increase inventories was $1.0 billion and $1.6 billion, respectively, and cash used to increase our rental properties was $342.9 million and $230.8 million in those periods.

Investing Cash Flow Activities

In the nine months ended June 30, 2026, net cash used in investing activities was $213.5 million compared to $123.5 million in the prior year period. In the current year period, uses of cash included purchases of property and equipment totaling $106.6 million and the payment of $87.9 million related to a business acquisition. In the prior year period, uses of cash included purchases of property and equipment totaling $93.6 million and the payment of $53.1 million related to a business acquisition.

Financing Cash Flow Activities

We expect the short-term financing needs of our operations will be funded with existing cash, cash generated from operations and borrowings under our credit facilities. Long-term financing needs for our operations may be funded with the issuance of senior unsecured debt securities or equity securities through the capital markets.

During the nine months ended June 30, 2026, net cash used in financing activities was $1.6 billion, consisting primarily of cash used to repurchase $2.2 billion of our common stock and payment of cash dividends totaling $388.3 million. These uses of cash were partially offset by net borrowings on our rental and homebuilding revolving credit facilities of $220 million and $500 million, respectively, and net borrowings on our mortgage repurchase facilities of $404.9 million.

During the nine months ended June 30, 2025, net cash used in financing activities was $2.7 billion, consisting primarily of cash used to repurchase $3.6 billion of our common stock, repayment of $500 million principal amount of our 2.5% homebuilding senior notes at maturity, early repurchase of $329.4 million of Forestar’s $400 million principal amount 3.85% senior notes and payment of cash dividends totaling $376.4 million. These uses of cash were partially offset by note proceeds from our issuances of $700 million principal amount of 5.5% homebuilding senior notes and $500 million principal amount of 4.85% homebuilding senior notes, note proceeds from Forestar’s issuance of $500 million principal amount of 6.5% senior notes and net borrowings on our rental revolving credit facility and mortgage repurchase facilities of $275 million and $170.4 million, respectively.

During each of the first three quarters of fiscal 2026, our Board of Directors approved a quarterly cash dividend of $0.45 per share, the most recent of which was paid on May 14, 2026 to stockholders of record on May 7, 2026. Cash dividends declared and paid in the three and nine months ended June 30, 2026 totaled $127.1 million and $388.3 million, respectively. Cash dividends of $0.40 per share were approved and paid in each quarter of fiscal 2025.

In July 2026, our Board of Directors approved a quarterly cash dividend of $0.45 per share, payable on August 13, 2026 to stockholders of record on August 6, 2026. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, cash flows, capital requirements, financial condition and general business conditions.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

As of June 30, 2026, D.R. Horton, Inc. had $3.0 billion principal amount of homebuilding senior notes outstanding due through October 2035 and $500 million outstanding on its homebuilding revolving credit facility.

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

D.R. Horton, Inc. and Guarantor Subsidiaries

Summarized Balance Sheet Data	June 30, 2026	September 30, 2025
	(In millions)
Assets
Cash	$1,195.6	$2,140.3
Inventories	21,345.4	20,321.9
Amount due from Non-Guarantor Subsidiaries	1,500.5	1,540.0
Total assets	28,258.9	28,108.0
Liabilities & Stockholders’ Equity
Notes payable	$3,685.3	$3,154.4
Total liabilities	7,953.0	7,196.2
Stockholders’ equity	20,305.9	20,911.8

Summarized Statement of Operations Data	Nine Months Ended June 30, 2026	Year Ended September 30, 2025
	(In millions)
Revenues	$22,087.4	$31,271.6
Cost of sales	17,630.3	24,646.7
Selling, general and administrative expense	1,949.5	2,565.9
Income before income taxes	2,520.6	4,130.0
Net income	1,897.9	3,154.8

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2025, our most critical accounting policies relate to revenue recognition, inventories and cost of sales, and legal claims and insurance. Since September 30, 2025, there have been no significant changes to those critical accounting policies.

As disclosed in our critical accounting policies in our Form 10-K for the fiscal year ended September 30, 2025, our reserves for construction defect claims include the estimated costs of both known claims and anticipated future claims. At June 30, 2026 and September 30, 2025, we had reserves for approximately 895 and 875 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2026, we were notified of approximately 225 new construction defect claims and resolved 205 construction defect claims for a total cost of $65.8 million. At June 30, 2025 and September 30, 2024, we had reserves for approximately 940 and 825 pending construction defect claims, respectively, and no individual existing claim was material to our financial statements. During the nine months ended June 30, 2025, we were notified of approximately 380 new construction defect claims and resolved 265 construction defect claims for a total cost of $25.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note A to our consolidated financial statements included in this report for discussion of recent accounting pronouncements.

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

Interest rate lock commitments (IRLCs) are extended to borrowers who have applied for loan funding and who meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately to a specific purchaser through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party purchasers. The hedging instruments related to IRLCs are classified and accounted for as derivative instruments in an economic hedge, with gains and losses recognized in revenues in the consolidated statements of operations. Hedging instruments related to funded, uncommitted loans are accounted for at fair value, with changes recognized in revenues in the consolidated statements of operations, along with changes in the fair value of the funded, uncommitted loans. The fair value change related to hedging instruments generally offsets the fair value change in the uncommitted loans. The net fair value change, which for the three and nine months ended June 30, 2026 and 2025 was not significant, is recognized in current earnings. At June 30, 2026, hedging instruments used to mitigate interest rate risk related to uncommitted mortgage loans held for sale and uncommitted IRLCs totaled a notional amount of $5.0 billion. Uncommitted IRLCs totaled a notional amount of approximately $3.0 billion and uncommitted mortgage loans held for sale totaled a notional amount of approximately $2.2 billion at June 30, 2026.

We also use hedging instruments as part of a program to offer below market interest rate financing to our homebuyers. At June 30, 2026 and September 30, 2025, we had MBS totaling $1.0 billion and $677.5 million, respectively, that did not yet have IRLCs or closed loans created or assigned and recorded assets of $2.8 million and $1.9 million, respectively, for the fair value of such MBS position.

The following table sets forth principal cash flows by scheduled maturity, effective weighted average interest rates and estimated fair value of our debt obligations as of June 30, 2026. Because the mortgage repurchase facilities are effectively secured by certain mortgage loans held for sale that are typically sold within 60 days, the outstanding balances related to those facilities are included in the most current period presented. The interest rate for our variable rate debt represents the weighted average interest rate in effect at June 30, 2026.

	Three Months Ending September 30, 2026	Fiscal Year Ending September 30,							Fair Value at June 30, 2026
		2027	2028	2029	2030	2031	Thereafter	Total
	($ in millions)
Debt:
Fixed rate	$190.4	$600.4	$800.0	$17.5	$—	$500.0	$1,900.0	$4,008.3	$4,001.2
Average interest rate	4.8%	1.5%	3.0%	6.0%	—%	5.1%	5.8%	4.5%
Variable rate	$1,813.2	$—	$40.2	$153.6	$820.0	$306.2	$—	$3,133.2	$3,133.2
Average interest rate	5.4%	—%	4.7%	4.5%	5.4%	4.5%	—%	5.3%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2024, the Maryland Department of Environment (MDE) filed suit in the Circuit Court for Harford County, Maryland against D.R. Horton, Inc. and Forestar regarding various alleged stormwater compliance issues and violations at a project in Maryland dating from 2022 through 2024, seeking injunctive relief, including restoration of impacted waters, and civil penalties. These matters were resolved through a consent decree with MDE entered into in May 2026. When the consent decree became effective, we paid a $200,000 civil penalty and contributed $210,000 towards the restoration of impacted waters, and Forestar paid a $637,500 civil penalty, contributed $840,000 towards the restoration of impacted waters and paid $325,000 of attorneys’ fees.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock from time to time pursuant to our $5.0 billion common stock repurchase authorization, which was approved by our Board of Directors in April 2025. The authorization has no expiration date. During the three months ended June 30, 2026, we repurchased 4.2 million shares of our common stock at a total cost including commissions and excise taxes of $615.7 million. At June 30, 2026, there was $1.1 billion remaining on the repurchase authorization. The following table sets forth additional information concerning our common stock repurchases during the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (In millions)
April 2026	2,101,812	$147.00	2,101,812	$1,401.7
May 2026	1,886,687	143.78	1,886,687	1,130.5
June 2026	240,962	147.47	240,962	1,095.0
Total	4,229,461	$145.59	4,229,461	$1,095.0

The share repurchases may be effected through Rule 10b5-1 plans or open market purchases, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (Exchange Act). Shares repurchased in April 2026 included 1,606,712 shares purchased pursuant to a trading plan under Rule 10b5-1 of the Exchange Act.

ITEM 5.  OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1
Fifth Amendment to Fourth Amended and Restated Master Repurchase Agreement, dated May 6, 2026, among DHI Mortgage Company, Ltd., U.S. Bank National Association, as Administrative Agent, Joint Book Runner, Joint Lead Arranger, and a Buyer and all other Buyers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2026).

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

D.R. HORTON, INC.
Date:	July 23, 2026	By:	/s/ Bill W. Wheat
Bill W. Wheat
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 23, 2026	By:	/s/ Aron M. Odom
Aron M. Odom
Senior Vice President and Controller
(Principal Accounting Officer)